Form 10-Q
period 2001-09-30
AMERIGROUP CORP
filed 2001-11-29
CIK 1064863

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
      QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                         COMMISSION FILE NO. 000-23087
                                  ___________

                            AMERIGROUP CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                            54-1739323
   (State or Other Jurisdiction of              (I.R.S. Employer
   Incorporation or Organization)              Identification No.)

        4425 Corporation Lane                           23462
         Virginia Beach, VA                           (Zip Code)
(Address of principal executive offices)

                                (757) 490-6900
             (Registrant's telephone number, including area code)

                                  ___________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X
                                                     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 23, 2001, there were 19,863,640 shares of AMERIGROUP's common stock outstanding.

================================================================================

                    AMERIGROUP CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS
                               -----------------

Part I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000........   3

             Condensed Consolidated Income Statements - For the three and nine month periods ended
               September 30, 2001 and 2000...........................................................   4

             Condensed Consolidated Statements of Cash Flows - For the nine month periods ended
               September 30, 2001 and 2000...........................................................   5

             Notes to Condensed Consolidated Financial Statements....................................   6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...   7

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................  11

Part II.     OTHER INFORMATION
  Item 1.    Legal Proceedings.......................................................................  12

  Item 2.    Change in Securities and Use of Proceeds................................................  12

  Item 3.    Defaults upon Senior Securities.........................................................  12

  Item 4.    Submission of Matters to a Vote of Security Holders.....................................  12

  Item 5.    Other Information.......................................................................  12

  Item 6.    Exhibits and Reports on Form 8-K........................................................  12

Part I.    FINANCIAL INFORMATION
Item 1.   Financial Statements

                    AMERIGROUP CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                               September 30,  December 31,
                                                                                                   2001           2000
                                                                                                ----------     ----------
                                                                                                (unaudited)      (note)
                                       Assets
Current assets:
    Cash and cash equivalents...............................................................    $  134,470     $  132,662
    Short-term investments..................................................................        81,733         56,663
    Premium receivables.....................................................................        28,761         15,722
    Deferred income taxes...................................................................         4,936          4,575
    Prepaid expenses and other current assets...............................................         5,416          7,162
                                                                                                ----------     ----------
           Total current assets.............................................................       255,316        216,784
 Property and equipment, net of accumulated depreciation of $8,513 and
       $5,320 at September 30, 2001 and December 31, 2000, respectively.....................        14,466         10,064
 Software, net of accumulated amortization of $4,353 and $1,775 at
      September 30, 2001 and December 31, 2000, respectively................................         7,905          9,139
 Goodwill, net of accumulated amortization of $5,629 and $4,896
      at September 30, 2001 and December 31, 2000, respectively.............................        18,077         17,767
 Long-term investments......................................................................        14,999             --
 Investments on deposit for licensure.......................................................        18,584         12,864
 Deferred income taxes and other long-term assets...........................................         1,362          1,508
                                                                                                ----------     ----------
                                                                                                $  330,709     $  268,126
                                                                                                  ========       ========
                                     Liabilities, Redeemable Preferred Stock
                                            And Stockholders' Equity
Current liabilities:
    Claims payable..........................................................................    $  173,326     $  150,462
    Accounts payable........................................................................         2,431          5,281
    Accrued expenses and other current liabilities..........................................        37,052         22,294
    Current portion of long-term debt.......................................................         2,000          2,000
                                                                                                ----------     ----------
           Total current liabilities........................................................       214,809        180,037
 Long-term debt.............................................................................         2,677          4,177
 Deferred income taxes and other long-term liabilities......................................         3,106            977
                                                                                                ----------     ----------
           Total liabilities................................................................       220,592        185,191
                                                                                                ----------     ----------
 Redeemable preferred stock:
    Series E mandatorily redeemable preferred stock, $0.01 par value.
       Authorized 2,000,000 shares; issued and outstanding 2,000,000 shares.................        13,032         11,874
    Series A convertible preferred stock, $.01 par value.
       Authorized 8,000,000 shares; issued and outstanding 8,000,000 shares.................        16,417         15,464
    Series B convertible preferred stock, $.01 par value.
       Authorized 7,025,000 shares; issued and outstanding 7,025,000 shares.................        26,936         25,324
    Series C convertible preferred stock, $.01 par value.
       Authorized 6,480,000 shares; issued and outstanding 6,480,000 shares.................        27,268         25,528
                                                                                                ----------     ----------
           Total redeemable preferred stock.................................................        83,653         78,190
                                                                                                ----------     ----------
Stockholders' equity (note 1):
   Series D convertible preferred stock, $0.01 par value.
       Authorized 10,000,000 shares; issued and outstanding 3,710,775 shares................            37             37
   Common stock, $.01 par value. Authorized 60,000,000 shares;
       issued and outstanding 1,049,125 and 907,782 at  September 30, 2001 and
       December 31, 2000, respectively......................................................            19             16
  Additional paid-in capital................................................................        20,412         20,263
  Retained earnings (accumulated deficit)...................................................         5,996        (15,571)
                                                                                                ----------     ----------
           Total stockholders' equity.......................................................        26,464          4,745
                                                                                                ----------     ----------
                                                                                                $  330,709     $  268,126
                                                                                                ==========     ==========

Note: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    See accompanying notes to condensed consolidated financial statements.

                    AMERIGROUP CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
         (Unaudited, dollars in thousands, except for per share data)

                                                                                Three months                  Nine months
                                                                             ended September 30,           ended September 30,
                                                                        ----------------------------   ---------------------------
                                                                            2001             2000         2001             2000
                                                                        -----------      -----------   -----------     -----------
Revenues:
  Premium..........................................................     $   236,642      $   166,061   $   631,472     $   471,193
  Investment income................................................           2,445            3,640         8,550           9,439
                                                                        -----------      -----------   -----------     -----------
    Total revenues.................................................         239,087          169,701       640,022         480,632
                                                                        -----------      -----------   -----------     -----------
Expenses:
  Health benefits..................................................         192,485          135,038       506,880         379,138
  Selling, general and administrative..............................          27,442           22,270        79,652          62,767
  Depreciation and amortization....................................           2,396            1,612         6,719           4,507
  Interest.........................................................             221              191           633             591
                                                                        -----------      -----------   -----------     -----------
    Total expenses.................................................         222,544          159,111       593,884         447,003
                                                                        -----------      -----------   -----------     -----------
    Income before income taxes.....................................          16,543           10,590        46,138          33,629
Income tax expense.................................................          (6,948)          (4,158)      (19,378)        (13,589)
                                                                        -----------      -----------   -----------     -----------
    Net income.....................................................           9,595            6,432        26,760          20,040
Accretion of redeemable preferred stock dividends..................          (1,821)          (1,821)       (5,463)         (5,463)
                                                                        -----------      -----------   -----------     -----------
    Net income attributable to common stockholders.................     $     7,774      $     4,611   $    21,297     $    14,577
                                                                        ===========      ===========   ===========     ===========

Net income attributable to common stockholders per share:
  Basic net income per share.......................................           $7.47            $5.23        $20.71          $19.18
                                                                        ===========      ===========   ===========     ===========
  Weighted average number of common shares
     Outstanding...................................................       1,040,911          880,917     1,028,487         759,932
                                                                        ===========      ===========   ===========     ===========
  Diluted net income per share.....................................     $      0.58      $      0.38   $      1.61     $      1.19
                                                                        ===========      ===========   ===========     ===========
  Weighted average number of common shares and
      Potential dilutive common shares outstanding.................      15,985,161       15,835,755    15,925,470      15,816,522
                                                                        ===========      ===========   ===========     ===========

    See accompanying notes to condensed consolidated financial statements.

                    AMERIGROUP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2001 and 2000
                       (Unaudited, dollars in thousands)

                                                                                                    2001        2000
                                                                                                  ---------   ---------
Cash flows from operating activities:
  Net income..................................................................................    $  26,760   $  20,040
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization...........................................................        6,719       4,507
      Deferred tax expense (benefit)..........................................................         (332)        572
      Amortization of deferred compensation...................................................          270         570
      Changes in assets and liabilities increasing (decreasing)
        cash flows from operations:
          Premium receivables.................................................................      (13,039)     (6,575)
          Prepaid expenses and other current assets...........................................        1,746      (3,965)
          Deferred income tax and other assets................................................           98         103
          Accounts payable, accrued expenses and other short-term liabilities.................       12,079      10,608
          Unearned revenue....................................................................            -     (27,958)
          Claims payable......................................................................       22,864      28,706
          Deferred income taxes and other long-term liabilities...............................       (2,495)     (1,300)
                                                                                                  ---------   ---------
            Net cash provided by operating activities.........................................       54,670      25,308
                                                                                                  ---------   ---------
Cash flows from investing activities:
  Proceeds from redemption of held-to-maturity securities.....................................      119,977     177,047
  Purchase of held-to-maturity investments....................................................     (160,046)   (175,676)
  Purchase of property and equipment..........................................................       (3,090)     (3,252)
  Purchase of software........................................................................       (1,421)     (6,192)
  Proceeds from sale of investments on deposit for licensure..................................       18,009       7,933
  Purchase of investments on deposit for licensure............................................      (23,729)    (11,356)
  Purchase of contract rights and related assets..............................................       (1,043)         --
                                                                                                  ---------   ---------
            Net cash used in investing  activities............................................      (51,343)    (11,496)
                                                                                                  ---------   ---------
Cash flows from financing activities:
  Change in bank overdrafts...................................................................         (171)      4,588
  Payment of debt.............................................................................       (1,500)     (1,333)
  Proceeds from exercise of common stock options..............................................          152         238
                                                                                                  ---------   ---------
            Net cash provided by (used in) financing activities...............................       (1,519)      3,493
                                                                                                  ---------   ---------
Net increase in cash and cash equivalents.....................................................        1,808      17,305
Cash and cash equivalents at beginning of period..............................................      132,662     100,379
                                                                                                  ---------   ---------
Cash and cash equivalents at end of period....................................................    $ 134,470   $ 117,684
                                                                                                  =========   =========

Supplemental disclosures of cash flow information:
  Cash paid for interest......................................................................    $     633   $     531
                                                                                                  =========   =========
  Cash paid for income taxes..................................................................    $   8,069   $  13,975
                                                                                                  =========   =========

    See accompanying notes to condensed consolidated financial statements.

                    AMERIGROUP CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying condensed consolidated financial statements of AMERIGROUP Corporation and subsidiaries (the "Company") have been prepared without audit. In management's opinion, they include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2001 and 2000 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on November 5, 2001. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results for a full year because of the impact of seasonal and short-term variations.

     On June 30, 2000, the Company's Board of Directors and the Company's stockholders approved a one-for-two reverse stock split of the Company's common stock which was effected on November 9, 2001 in connection with the closing of the Company's initial public offering. All agreements concerning stock options and warrants to purchase common stock provide for adjustments in the number of options or warrants and the related exercise price in the event of the declaration of a reverse stock split. All references to number of shares, except shares authorized, to common stock per share information, except par value per share and to stock options and warrants to purchase common stock in the condensed consolidated financial statements have been restated to reflect the stock split on a retroactive basis.

     On November 9, 2001, the Company completed it's initial public offering of 4,985,000 shares of common stock including an over-allotment issuance of 585,000 shares (the "Offering") at a price per share of $17.00. The Company received net proceeds from the Offering of approximately $77.9 million. In conjunction with the Offering, all Series A, B, C and D preferred stock in the aggregate was converted into 12,607,880 shares of common stock. The Company used proceeds from the Offering to repay the balance of its long-term debt facility of approximately $4.4 million and to redeem the Series E mandatorily redeemable preferred stock for approximately $13.3 million. In addition, 1,123,823 shares of common stock were issued upon the exercise of all outstanding Series E warrants.

2. Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income attributable to common stockholders plus the accretion of convertible preferred stock dividends by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. The following table sets forth the calculation of basic and diluted net income per share:

                                                                               Three months                     Nine months
                                                                            ended September 30,             ended September 30,
                                                                        ---------------------------     ---------------------------
                                                                            2001           2000            2001            2000
                                                                        -----------     -----------     -----------     -----------
          Basic net income per share:
            Net income attributable to common stockholders..........    $     7,774     $     4,611     $    21,297     $    14,577
                                                                        ===========     ===========     ===========     ===========
            Weighted average number of common shares
                    outstanding.....................................      1,040,911         880,917       1,028,487         759,932
                                                                        ===========     ===========     ===========     ===========
              Basic net income per share............................    $      7.47     $      5.23     $     20.71     $     19.18
                                                                        ===========     ===========     ===========     ===========

          Diluted net income per share:
            Net income attributable to common stockholders..........    $     7,774     $     4,611     $    21,297     $    14,577
            Plus: Accretion of convertible preferred
                    stock dividends due to assumed conversion.......          1,435           1,435           4,305           4,305
                                                                        -----------     -----------     -----------     -----------
            Diluted net income attributable to common
                    stockholders....................................    $     9,209     $     6,046     $    25,602     $    18,882
                                                                        ===========     ===========     ===========     ===========
          Weighted average number of common shares outstanding......      1,040,911         880,917       1,028,487         759,932
          Dilutive effect of stock options and warrants (as
                    determined by applying the treasury stock
                    method) and convertible preferred stock.........     14,944,250      14,954,838      14,896,983      15,056,590
                                                                        -----------     -----------     -----------     -----------
          Weighted average number of common shares and
                    potential dilutive common shares outstanding....     15,985,161      15,835,755      15,925,470      15,816,522
                                                                        ===========     ===========     ===========     ===========
          Diluted net income per share..............................    $      0.58     $      0.38     $      1.61     $      1.19
                                                                        ===========     ===========     ===========     ===========

     As of September 30, 2001, the Company had 2,120,330 options outstanding with a weighted average exercise price of $7.55.

3. Effective August 1, 2001, the Company purchased certain assets of Humana Inc's ("Humana") Houston, Texas Medicaid line of business. The assets purchased consisted of Humana's rights to provide managed care services to its Medicaid members.

4. On November 15, 2001, the Company purchased certain assets of MethodistCare, Inc's ("MethodistCare") Houston, Texas Medicaid line of business. The assets purchased consisted of MethodistCare's rights to provide managed care services to its Medicaid members. The acquisition will be effective January 1, 2002. As of November 15, 2001, MethodistCare had a Medicaid enrollment of approximately 18,000 members.

5. On October 24, 2001, the Company received a commitment from Bank of America, N.A. to act as the exclusive administrative agent for a $60 million revolving credit facility, which may be increased to $75 million, and to lend up to $25 million of the facility. Bank of America's commitment is conditioned upon the receipt of commitments of at least $35 million in the aggregate from two other lenders, and other customary conditions. The proceeds of the facility will be available for general corporate purposes, including, without limitation, permitted acquisitions. The facility will accrue interest at one of the following rates, at the Company's option:
     LIBOR plus the applicable margin or an alternate bank rate plus the applicable margin. The applicable margin for LIBOR borrowings is expected to be between 2.00% and 2.50% and the applicable margin for alternate base rate borrowings is expected to be between 1.00% and 1.50%. The applicable margin will vary depending on the Company's leverage ratio. The facility will be secured by substantially all of the assets of AMERIGROUP Corporation, including the stock of its subsidiaries. The Company will pay a fee of 0.50% on the unused portion of the credit facility. The credit facility is expected to close by December 31, 2001 and will be available for three years from the date of closing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

  This Quarterly Report on From 10-Q, and other information we provide from time to time, contains certain "forward-looking" statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected future financial position, results of operations or cash flows, our contintued performance improvements, our ability to service and refinance our debt obligations, our ability to finance growth opportunities, our ability to respond to changes in government regulations and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "may," "will," "should," "estimates," "intends," "plans," and other similar expressions are forward-looking statements.

  Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

  . national, state and local economic conditions, including their effect on the rate increase process, timing of payments, as well as their effect on the availability and cost of labor, utilities and materials;

  . the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

  . changes in Medicaid payment levels and methodologies and the application of such methodologies by the government;

  . liabilities and other claims asserted against the Company;

  . our ability to attract and retain qualified personnel;

  . our ability to maintain compliance with all minimum capital requirements;

  . the availability and terms of capital to fund acquisitions and capital improvements;

  . the competitive environment in which we operate;

  . our ability to maintain and increase membership levels; and

  . demographic changes.

  Investors should also refer to our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on November 5, 2001 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Overview

  We are a multi-state managed healthcare company focused on serving people who receive healthcare or benefits through state-sponsored programs, including Medicaid, Children's Health Insurance Program and Family Care. We were founded in December 1994 with the objective to become the leading managed care organization in the United States focused on serving people who receive these types of benefits. Our revenue is generated primarily from premiums received from the states in which we operate for providing healthcare benefits to members. We also generate revenues from investments. We generally receive a fixed premium per member per month to provide healthcare benefits to our members pursuant to contracts with four states and the District of Columbia. Our premiums are generally received in advance of providing services and we recognize premium revenue during the period in which we are obligated to provide services.

  The number of members we serve has increased since the end of December 2000. The following table sets forth the approximate number of members we serve in each of our service areas for the periods presented.

                                                             September         December
                                                       --------------------
                 Market                                   2001       2000        2000
          ---------------------                        ---------  ---------   ---------
          Fort Worth.................................    47,000     37,000      40,000
          Houston....................................   100,000     49,000      57,000
          Dallas.....................................    59,000     37,000      42,000
          New Jersey.................................    80,000     53,000      57,000
          Maryland...................................   118,000     90,000      95,000
          District of Columbia.......................    13,000     12,000      13,000
          Illinois...................................    38,000     28,000      29,000
                                                        -------    -------     -------
          Total......................................   455,000    306,000     333,000
                                                        =======    =======     =======
          Percentage growth over prior period........      48.7%

Results of Operations

   The following table sets forth selected operating ratios. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

                                                          Three months         Nine months
                                                             ended               ended
                                                         September 30,       September, 30,
                                                       ------------------  ------------------
                                                         2001      2000      2001      2000
                                                       --------  --------  --------  --------
          Premium revenue............................    99.0%     97.9%     98.7%     98.0%
          Investment income..........................     1.0       2.1       1.3       2.0
                                                        -----     -----     -----     -----
          Total revenues.............................   100.0     100.0     100.0     100.0
          Health benefits(1).........................    81.3      81.3      80.3      80.5
          Selling, general and administrative
            expenses.................................    11.5      13.1      12.4      13.1
          Income before income taxes.................     6.9       6.2       7.2       7.0
          Income tax expense.........................     2.9       2.5       3.0       2.8
          Net income.................................     4.0       3.8       4.2       4.2

__________

(1) The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Nine Months Ended September 30, 2001 Compared to the Three and Nine Months Ended September 30, 2000

Revenues

     Premium revenue for the three months ended September 30, 2001 increased $70.5 million, or 42.4% to $236.6 million from $166.1 million for the three months ended September 30, 2000. Year-to-date premium revenue increased $160.3 million, or 34.0% to $631.5 million from $471.2 million in 2000. The increase was principally due to internal growth in overall membership and the acquisition of the Medicaid contracts and related assets of Humana Inc's Houston, Texas business in August 2001 (15,000 members). Total membership increased 48.7% to 455,000 as of September 30, 2001 from 306,000 as of September 30, 2000.

   Investment income decreased $1.2 million to $2.4 million for the three months ended September 30, 2001 and decreased $0.8 million to $8.6 million year-to-date. The decrease in investment income is primarily due to the continued decline in market interest rates partially offset by an increase in overall cash levels. Cash levels have primarily increased due to increases in the amount of premiums received versus the timing of the payment of the related health benefits.

Health benefits

   Expenses relating to health benefits for the three months ended September 30, 2001 increased $57.5 million, or 42.6% to $192.5 million from $135 million for the three months ended September 30, 2000. Year-to-date, expenses related to health benefits increased $127.8 million, or 33.7%, to $506.9 million in 2001 from $379.1 million in 2000. The increase was primarily due to the increase in membership. The health benefits ratio, as a percentage of premium revenue, for the three months ended September 30, 2001 and 2000 was 81.3%. Year-to-date, the health benefits ratio decreased to 80.3% from 80.5% in 2000. The decrease in the health benefits ratio year-to-date is primarily the result of a favorable impact of shifting high cost cases from managed care to fee-for-service in Illinois ($2.8 million expense savings related to health benefits) as well as an increase in revenues resulting from the receipt of a HIV/AIDS supplemental payment from the State of Maryland. This favorable impact was substantially offset by a normal incidence of respiratory conditions and influenza in the first quarter of 2001 as compared to a lower incidence in the first quarter of 2000.

Selling, general and administrative expenses

   Selling, general and administrative expenses increased $5.1 million to $27.4 million for the third quarter of 2001 and increased $16.9 million to $79.7 million year-to-date. The increase in selling, general and administrative expenses was primarily due to an increase in wages and related expenses for additional staff to support our increased membership. Our selling, general and administrative expense ratio to revenue was 11.5% and 13.1% for the third quarter of 2001 and 2000, respectively and 12.4% and 13.1% year-to-date 2001 and 2000, respectively. The decrease in the ratio is a result of economies of scale and of fixed costs being spread over a larger membership base.

Interest expense

   Interest expense was $0.2 million and $0.6 million for each of the three and nine months ended September 30, 2001 and 2000. Our long-term debt, including the current portion, was $4.7 million as of September 30, 2001 as compared to $6.2 million as of December 31, 2000.

Provision for income taxes

   Income tax expense for the third quarter of 2001 was $6.9 million with an effective tax rate of 42.0% as compared to $4.2 million in the third quarter of 2000 and an effective tax rate of 39.3%. Year-to-date, income tax expense was $19.4 million, an effective tax rate of 42.0% compared to $13.6 million and an effective tax rate of 40.4% in 2000.

Net income

   Net income for the third quarter of 2001 was $9.6 million, or $0.58 per diluted share, compared to $6.4 million , or $0.38 per diluted share for the third quarter of 2000. Year-to-date net income was $26.8 million, or $1.61 per diluted share in 2001 compared to $20 million, or $1.19 per diluted share in 2000.

Liquidity and Capital Resources

   Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flow from operations and borrowings under our revolving line of credit. As of September 30, 2001 we had cash and cash equivalents of $134.5 million, short and long-term investments of $96.7 million and restricted investments on deposit for licensure of $18.6 million. As of September 30, 2001, there was $4.7 million outstanding under our term loan facility and no amounts outstanding under the revolving line of credit.

   On November 9, 2001, the Company completed it's initial public offering of 4,985,000 shares of common stock including an over-allotment issuance of 585,000 shares (the "Offering") at a price per share of $17.00. The Company received net proceeds from the Offering of approximately $77.9 million. In conjunction with the Offering, all Series A, B, C and D preferred stock in the aggregate was converted into 12,607,880 shares of common stock. The Company used proceeds from the Offering to repay the balance of its long-term debt facility of approximately $4.4 million and to redeem the Series E mandatorily redeemable preferred stock for approximately $13.3 million. In addition, 1,123,823 shares of common stock were issued upon the exercise of all outstanding Series E warrants.

   Cash from operations was $54.7 million for the nine months ended September 30, 2001 compared to $25.3 million for the nine months ended September 30, 2000. The increase in cash from operations is primarily due to increases in membership. As of September 30, 2001, we had working capital of $40.5 million as compared to $36.8 million at December 31, 2000.

   Cash used in investing activities increased to $51.3 million for the nine months ended September 30, 2001 from $11.5 million for the nine months ended September 30, 2000. Cash used in investing activities consist primarily of purchases of held-to-maturity investments, investments on deposit for licensure and purchase of software and property and equipment partially offset by redemptions of held-to-maturity investments.

   Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of September 30, 2001, our investment portfolio consisted primarily of fixed-income securities. The average maturity is under seven months. We utilize investment vehicles such as municipal bonds, commercial paper, U.S. government backed agencies, and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average portfolio yield as of September 30, 2001 was approximately 3.74%.

   Effective August 1, 2001, the Company purchased certain assets of Humana Inc's ("Humana") Houston, Texas Medicaid line of business. The assets purchased consisted of Humana's rights to provide managed care services to its Medicaid members.

   On November 15, 2001, the Company purchased certain assets of MethodistCare, Inc's ("MethodistCare") Houston, Texas Medicaid line of business. The assets purchased consisted of MethodistCare's rights to provide managed care services to its Medicaid members. The acquisition will be effective January 1, 2002. MethodistCare had a Medicaid enrollment of approximately 18,000 members on the date of the agreement.

   Cash used in financing activities was $1.5 million for the nine months ended September 30, 2001 compared to cash provided by financing activities of $3.5 million for the nine months ended September 30, 2000. Cash used in financing activities consisted primarily of principal payments on our long-term debt facility.

   On October 24, 2001, we received a commitment from Bank of America, N.A. to act as the exclusive administrative agent for a $60 million revolving credit facility, which may be increased to $75 million, and to lend up to $25 million of the facility. Bank of America's commitment is conditioned upon the receipt of commitments of at least $35 million in the aggregate from two other lenders, and other customary conditions. The proceeds of the facility will be available for general corporate purposes, including, without limitation, permitted acquisitions. The facility will accrue interest at one of the following rates, at our option: LIBOR plus the applicable margin or an alternate bank rate plus the applicable margin. The applicable margin for LIBOR borrowings is expected to be between 2.00% and 2.50% and the applicable margin for alternate base rate borrowings is expected to be between 1.00% and 1.50%. The applicable margin will vary depending on our leverage ratio. The facility will be secured by substantially all of AMERIGROUP Corporation's assets, including the stock of our subsidiaries. We will pay a fee of 0.50% on the unused portion of the credit facility. We expect to enter into the credit facility by December 31, 2001 and it will be available for three years from the date we enter into it.

   Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of September 30, 2001, our subsidiaries were in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements at least through the end of this year.

   We believe that internally generated funds and the proceeds from the initial public offering will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months.

Recent Accounting Pronouncements

   In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested annually for impairment. The Company will adopt SFAS No. 142 effective January 1, 2002 and has not yet determined its effect on the Company's financial statements. As of September 30, 2001, we had unamortized goodwill in the amount of approximately $17.0 million, which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense was approximately $2.8 million in for the year ended December 31, 2000.

Regulatory Capital and Dividend Restrictions

   Our operations are conducted through our wholly-owned subsidiaries, which include Health Maintenance Organizations, or HMOs and one managed care organization, or MCO. HMOs and MCOs are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders.

   The National Association of Insurance Commissioners has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies became effective as of December 31, 1998. The new HMO rules, which may vary from state to state, are currently being considered for adoption. Illinois and Texas adopted various forms of the rules as of December 31, 1999. The HMO rules, if adopted by other states in their proposed form, may increase the minimum capital required for our subsidiaries.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   As of September 30, 2001, we had short-term investments of $81.7 million and long-term investments of $15.0 million. These investments consist of highly liquid investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

                          PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

    We are from time to time the subject matter of, or involved in, legal proceedings. We believe that any liability or loss resulting from such matters will not have a material adverse effect on our financial position or results of operations.

Item 2.  Change in securities and use of proceeds

         On November 9, 2001, the Company completed it's initial public offering of 4,985,000 shares of common stock including an over-allotment issuance of 585,000 shares (the "Offering") at a price per share of $17.00. The Company received net proceeds from the Offering of approximately $77.9 million. In conjunction with the Offering, all Series A, B, C and D preferred stock in the aggregate was converted into 12,607,880 shares of common stock. The Company used proceeds from the Offering to repay the balance of its long-term debt facility of approximately $4.4 million and to redeem the Series E mandatorily redeemable preferred stock for approximately $13.3 million. In addition, 1,123,823 shares of common stock were issued upon the exercise of all outstanding Series E warrants.


Item 3.  Defaults upon senior securities

         None.

Item 4.  Submission of matters to a vote of security holders

         None.

Item 5.  Other information

         None.

Item 6.  Exhibits and reports on Form 8-K

a.       Exhibits:

         None.

b.       Reports on Form 8-K

         None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of November, 2001.

                                             AMERIGROUP CORPORATION


                                             By: /s/ Scott M. Tabakin
                                                --------------------
                                                Senior Vice President, Chief
                                                Financial Officer (Principal
                                                Financial and Accounting
                                                Officer)