Form 10-K
period 2001-12-31
AMERIGROUP CORP
filed 2002-03-12
CIK 1064863

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2001

COMMISSION FILE NO. 000-23087

AMERIGROUP CORPORATION
4425 Corporation Lane
Virginia Beach, VA 23462
(757) 490-6900

Delaware	54-1739323
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value (19,904,039 shares outstanding as of February 28, 2002)	Nasdaq National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  10-K.    ☐

The aggregate market value of common stock held by non-affiliates at February 28, 2002 was $281,843,055.

            Document Incorporated by Reference
Part III of this Report incorporates by reference information from the definitive
Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders

i

PART I

ITEM 1.     Business

Overview

We are a multi-state managed health care company focused on serving people who receive health care benefits through state-sponsored programs, including Medicaid, State Children’s Health Insurance Program, or SCHIP, and FamilyCare. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our target populations because of our single focus on providing managed care to these populations, our strong government relationships, medical management programs, and our community-based education and outreach programs. Unlike many managed care organizations that attempt to serve the general commercial population, as well as Medicare and Medicaid populations, we are focused exclusively on the Medicaid, SCHIP and FamilyCare populations. We do not offer Medicare or commercial products. In general, as compared to commercial or Medicare populations, our target population is younger, accesses health care in an inefficient manner, and has a greater percentage of medical expenses related to obstetrics, diabetes and respiratory conditions. We design our programs to address the particular needs of our members, for whom we provide Medicaid benefits pursuant to an agreement with the applicable regulatory authority. We combine medical, social and behavioral health services to help our members obtain quality health care in an efficient manner.

Our success in establishing and maintaining strong relationships with state governments, providers, and members has enabled us to win new contracts and to establish a leading market position in many of the markets we serve. Providers are hospitals, physicians and ancillary medical programs which provide medical services to our members. Members are said to be “enrolled” with our health plans to receive benefits. Accordingly, our total membership is generally referred to as our enrollment. We provide an array of products to members in Texas, New Jersey, Maryland, the District of Columbia and Illinois. As of December 31, 2001, we had approximately 472,000 members.

We were incorporated in Delaware on December 9, 1994 as AMERICAID Community Care by a team of experienced senior managers led by Jeffrey L. McWaters, our Chairman and Chief Executive Officer. During 1994 through 1995, we were involved primarily in financial planning, recruiting and training personnel, developing products and markets, and negotiating contracts with various state governments. During 1996, we began enrolling Medicaid members in our Fort Worth, Texas, New Jersey and Illinois plans and in 1997, we won a bid to enroll members in our Houston, Texas plan. In 1998, we acquired the New Jersey Medicaid contract rights and other related assets from Oxford Health Plans (NJ), Inc. In 1999, we began operating in Maryland and the District of Columbia, and won a bid to enroll members in our Dallas plan. Our operations in Maryland and the District of Columbia are the result of acquiring contract rights from Prudential Health Care.

Market Opportunity

Emergence of managed care

Health care in the United States has grown from a $27 billion industry in 1960 to a highly-regulated market of approximately $1.4 trillion in 2001, according to the federal government’s Centers for Medicare & Medicaid Services, or CMS (formerly the Health Care Financing Administration). CMS projects total U.S. health care spending will grow by 7.1% annually over the next seven years, implying that health care expenditures will reach approximately $2.6 trillion by 2010. In response to the dramatic increases in health care-related costs in the late 1960s, Congress enacted the Federal Health Maintenance Organization Act of 1973, a statute designed to encourage the establishment and expansion of care and cost management. The private sector responded to this legislation by forming health maintenance organizations, or HMOs. HMOs were intended to address the needs of employers, insurers, government entities and health care providers who sought a cost-effective alternative to traditional indemnity insurance. Since the establishment of HMOs, enrollment has increased more than thirteen-fold from 6 million in 1976 to nearly 79.5 million in 2001. Over that time, many HMOs have been formed to focus on a specific or specialty population of health care such as commercial plans for employees, Medicare, Medicaid, dental care and behavioral health care. Additionally, HMOs have been formed in a variety of sizes, from small community-based plans to multi-state organizations.

Despite these efforts to organize care delivery, the costs associated with medical care have continued to increase. As a result, it has become increasingly important for HMOs to know the populations they serve in order to develop an infrastructure and programs tailored to the medical and social profiles of their members.

Medicaid, SCHIP and FamilyCare Programs

Medicaid, a state administered program, was enacted in 1965 to make federal matching funds available to all states for the delivery of health care benefits to eligible individuals, principally those with incomes below specified levels who meet other state specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines. By contrast, Medicare, in which we do not participate, is a program administered by the federal government and is made available to the aged and disabled. Some of the differences between Medicaid and Medicare are set forth below:

Medicaid

•	state administered

•	state and matching federal funds

•	average age of our members is 15

•	19.6 million people in managed care in 2001

•	government funded prescription drug coverage

•	mandatory managed care in most states

Medicare

•	federally operated

•	federal funds only

•	average age of members is over 70

•	5.5 million people in managed care in 2001

•	no government funded prescription drug coverage

•	no mandatory managed care

Most states determine threshold Medicaid eligibility by reference to other federal financial assistance programs including:

•	Temporary Assistance to Needy Families, or TANF, and

•	Supplemental Security Income, or SSI.

TANF provides assistance to low-income families with children and was adopted to replace the Aid to Families with Dependent Children program. SSI is a federal program that provides assistance to low-income aged, blind or disabled individuals. However, states can broaden eligibility criteria.

SCHIP, developed in 1997, is a federal/state matching program which provides health care coverage to children not otherwise covered by Medicaid or other insurance programs. SCHIP enables a segment of the large uninsured population in the United States to receive health care benefits. States have the option of administering SCHIP through their Medicaid programs. SCHIP enrollment reached 4.6 million in 2001, an approximate 39% increase over 2000 enrollment figures.

FamilyCare programs have been established in New Jersey and the District of Columbia. The New Jersey FamilyCare Health Coverage Act is a Medicaid expansion program intended to provide health care access to an estimated 125,000 previously uninsured or underinsured New Jersey residents. New Jersey FamilyCare is a voluntary federal and state funded health insurance program created to help uninsured families, single adults and couples without dependent children obtain affordable health coverage. New Jersey is investing approximately $100 million in its Medicaid and FamilyCare programs from tobacco settlement funds. When fully implemented, the program is expected to continue to draw on tobacco settlement funds. The FamilyCare program in the District of Columbia provides services to approximately 78,000 primarily low-income pregnant women, children and adults.

In 2001, according to information published by CMS, Medicaid covered more than 40 million individuals, as follows:

Number	Category	Federal assistance program reference
20.7 million	children (1 in 4 U.S. children)	TANF
8.6 million	adults, mostly women	TANF
7.2 million	disabled	SSI
4.1 million	individuals over 64	SSI

Nationally, approximately 59% of Medicaid spending is directed toward hospital, physician and other acute care services, and the remaining approximately 41% is for nursing home and other long-term care. In general, inpatient and emergency room utilization tends to be higher within the Medicaid population than among the general population because of the inability to afford access to a primary care physician leading to the postponement of treatment until acute care is required.

The highest health care expenses for the non-elderly Medicaid population include:

•	obstetrics,

•	respiratory illness,

•	diabetes,

•	neonatal care, and

•	HIV/AIDS.

In 2001, the federal government spent $129 billion on Medicaid and states spent an additional $94 billion. Government estimates indicate that total Medicaid outlays may reach $280 billion by fiscal year 2003, with an additional $11.2 billion spent on SCHIP programs. Key factors driving Medicaid spending include:

•	number of eligible individuals who enroll,

•	price of medical and long-term care services,

•	use of covered services,

•	state decisions regarding optional services and optional eligibility groups, and

•	effectiveness of programs to reduce costs of providing benefits, including managed care.

In addition, we expect that spending for SCHIP will increase as a result of funds becoming available to the states from settlements of government litigation with tobacco companies and the federal government’s current initiative to decrease the number of uninsured individuals. In the states in which we operate, Texas and New Jersey have made final determinations to use a portion of the funds from tobacco litigation settlements for SCHIP programs. In addition, New Jersey is allocating a portion of the tobacco litigation settlement funds to the New Jersey FamilyCare program, which includes parents of Medicaid and SCHIP children and low income, childless adults. In 2000, Maryland used a portion of the tobacco settlement funds to offset a one-time deficit in its Medicaid budget. At this time, we do not expect the other states in which we operate to use tobacco settlement funds for SCHIP or Medicaid. However, it is too soon to know how states will allocate their tobacco settlement dollars in future years.

Medicaid Funding

The federal government pays a share of the medical assistance expenditures under each state’s Medicaid program. That share, known as the Federal Medical Assistance Percentage, or FMAP, is determined annually by a formula that compares the state’s average per capita income level with the national average per capita income level. Thus, states with higher per capita income levels are reimbursed a smaller share of their costs than states with lower per capita income levels. The FMAP cannot be lower than 50% or higher than 83%. In 2002 the FMAPs varied from 50% in 11 states to 76.1% in Mississippi, and averaged 57.0% overall. In addition, the Balanced Budget Act of 1997 permanently raised the FMAP for the District of Columbia from 50% to 70%. The states’ fiscal 2002 FMAPs for the markets in which we have contracts are:

State	FMAP
New Jersey	50.0%
Texas	60.2%
Maryland	50.0%
Illinois	50.0%
District of Columbia	70.0%

The federal government also matches administrative costs, generally about 50%, although higher percentages are paid for certain activities and functions, such as development of automated claims processing systems. Federal payments have no set limits (other than for SCHIP programs) but rather are made on a matching basis. In 1999, 43.6% of total federal funds provided to states were spent on Medicaid, the highest category of federal funds provided to states.

State governments pay the share of Medicaid and SCHIP costs not paid by the federal government. Some states require counties to pay part of the state’s share of Medicaid costs. In 2000, Medicaid was the second largest category of state spending, following spending on elementary and secondary education, and made up 19.5% of total state spending.

Federal law establishes general rules governing how states administer their Medicaid and SCHIP programs. Within those rules, states have considerable flexibility, including flexibility in how they set most provider prices and service utilization controls. Generally, state Medicaid budgets are developed and approved annually by the state governor and the legislature and Medicaid expenditures are monitored during the year against budgeted amounts. Federal law requires states to offer at least two HMOs in any urban market with mandatory HMO enrollment. If Medicaid HMO market departures result in only one or no HMOs in an urban area, the affected state must also offer the fee-for-service Medicaid program.

Medicaid Managed Care

Historically, the traditional Medicaid programs made payments directly to providers after delivery of care. Under this approach, recipients received care from disparate sources, as opposed to being cared for in a systematic way. As a result, care for routine needs was often accessed through emergency rooms or not at all.

The delivery of episodic health care under the traditional Medicaid program limited the ability of the states to provide quality care, implement preventive measures and control health care costs. Federal Medicaid spending grew at an average annual rate of 19.6% between 1988 and 1993, prior to the widespread use of managed care for Medicaid benefits.

Over the past decade, in response to rising health care costs and in an effort to ensure quality health care, the federal government has expanded the ability of state Medicaid agencies to explore, and, in some cases, mandate the use of managed care for Medicaid beneficiaries. If Medicaid managed care is not mandatory, individuals entitled to Medicaid may choose either the traditional Medicaid program or a managed care plan, if available. According to information published by CMS, from 1993 to 1998, managed care enrollment among Medicaid beneficiaries increased more than three-fold. All of the markets in which we operate, except Illinois, have a state-mandated Medicaid managed care program in place.

The AMERIGROUP Approach

Unlike many managed care organizations that attempt to serve the general population, as well as Medicare and Medicaid populations, we are focused exclusively on serving people who receive health care benefits through state-sponsored programs. We do not offer Medicare or commercial products. Our success in establishing and maintaining strong relationships with state governments, providers, and members has enabled us to obtain new contracts and to establish a strong market position in the markets we serve. We have been able to accomplish this by addressing the various needs of these three constituent groups.

State Governments

We have been successful in bidding for contracts and implementing new products because of our ability to provide quality health care services in a cost-effective manner. Our education and outreach programs, our disease and medical management programs and our information systems benefit the communities we serve while providing the state governments with predictability of cost. Our education and outreach programs are designed to decrease the use of emergency care services as the primary access to health care through the provision of programs like member health education seminars and system-wide 24-hour on-call nurses. Our information systems are designed to measure and track our performance enabling us to demonstrate the effectiveness of our programs to the government. While we promote ourselves directly in applying for new contracts or seeking to add new benefit plans, such as SCHIP programs, we believe that our ability to obtain additional contracts and expand our service areas within a state results primarily from our demonstrating prior success in providing quality care while reducing and managing costs and our customer-focused approach to working with state governments. We believe we will also benefit from this experience when bidding for and acquiring contracts in new state markets.

Providers

In each of the communities where we operate, we have established extensive provider networks and have been successful in continuing to establish new provider relationships. We have accomplished this by working closely with physicians to help them operate efficiently by providing financial, statistical and utilization information, physician and patient educational programs and disease and medical management programs, as well as adhering to a prompt payment policy. In addition, as we increase our market penetration, we provide our physicians with a growing base of potential patients in the markets they serve. This network of providers and relationships assists us in implementing preventive care methods, managing costs and improving the overall quality of care delivered to our members. We believe that our experience working and contracting with Medicaid providers will give us a competitive advantage in entering new markets. While we do not directly market to or through our providers, they are also instrumental in helping us attract new members and retain existing members.

Members

In both signing up new and retaining existing members, we focus on our understanding of the unique needs of the Medicaid, SCHIP and FamilyCare populations. Many of our employees, including the sales force and outreach staff, are a part of the communities we serve. In addition, we have developed a system that provides our members with easy access to appropriate care. We supplement this care with community-based education and outreach programs designed to improve the well-being of our members. We often provide the programs in our members’ homes, churches and community centers. These programs not only help our members control and manage their medical care, but also have been proven to decrease the incidence of emergency room care, which is traumatic for the individual and expensive and inefficient for the health care system. Upon entering a new market, we use these programs and other advertising to create brand awareness. We also help our members access prenatal care which improves outcomes for our members and is less costly than unmanaged care. As our presence in a market matures, these programs, and other value added services, help us build and maintain membership levels.

Strategy

Our objective is to become the leading managed care organization in the United States focused on serving people who receive health care benefits through state–sponsored programs. To achieve this objective we intend to:

Increase our membership in existing markets through internal growth and acquisitions.    We intend to increase our membership in existing markets through development and implementation of community-specific products, alliances with key providers, sales and marketing efforts and acquisitions. We provide a broad continuum of health care supported by numerous services such as neonatal intensive care and high-risk pregnancy programs. These products and services are developed and administered by us but are also designed to attract and retain our providers, who are critical to our overall success. Through strategic and selective contracting with providers, we are able to customize our service delivery systems to meet the unique clinical, cultural and socio-economic needs of our members. Our providers often are located in the inner city neighborhoods where our members live, thereby providing accessability to, and an understanding of, the needs of the member. In our voluntary market we have a sales force to recruit potential members who are currently in the traditional Medicaid system. The overall effect of this comprehensive approach reinforces our broad brand-name recognition as a leading managed health care company serving people who receive state-sponsored health care benefits, while complying with state mandated marketing guidelines. We may also choose to increase membership by acquiring Medicaid contracts and other related assets from competitors in our existing markets.

Expand into new markets for our services through acquisitions and development of new operations.    Since 1996, we have developed markets in Texas, New Jersey and Illinois and acquired businesses in New Jersey, Maryland, Texas, and the District of Columbia. We intend to evaluate potential new markets using our established government relationships and our historical experience in managing Medicaid populations. Our management team is experienced in identifying markets for development of new operations, including complementary businesses, identifying and executing acquisitions and integrating these businesses into our existing operations. Furthermore, our information technology systems and processes are designed to be scalable and replicable, which will enable us to access the critical information needed to effectively manage a new market. In December 2001, we submitted an application for the potential establishment of a plan in New York. We expect that it will take between 12 and 18 months to obtain the necessary approvals to begin operating a New York plan. We have not yet made a final decision to enter the New York market and will continue to monitor the New York market opportunity during this time period to ensure that it continues to meet our market criteria.

Capitalize on our experience working with state governments.    We continually strive to be an industry-recognized leader in government relations and an important resource to our state government customers. For example, we have a dedicated legislative affairs team. We are, and intend to continue to be, an active and leading participant in the formulation and development of new policies and programs for state-sponsored health care benefits. This also enables us to competitively bid to expand our service areas and to implement new products.

Focus on our “medical home” concept to provide quality, cost-effective health care.    We believe that the care the Medicaid population has historically received can be characterized as uncoordinated, episodic and short-term focused. In the long term, this approach is less desirable for the patient and more expensive for the state.

Our approach to serving the Medicaid and historically uninsured populations is based on offering a comprehensive range of medical and social services intended to improve the well-being of the member while lowering the overall cost of providing benefits. Unlike traditional Medicaid, each of our members has a primary contact, usually a primary care physician, to coordinate and administer the provision of care, as well as enhanced benefits, such as 24-hour on-call nurses. We refer to this coordinated approach as a medical home.

Utilize population specific disease management programs and related techniques to improve quality and reduce costs.    An integral part of our medical home concept is continual quality management. To help the physician improve the quality of care and improve the health status of our members, we have developed a number of programs and procedures to address high frequency, chronic or high-cost conditions, such as pregnancy, respiratory conditions, diabetes and congestive heart failure. Our procedures include case and disease management, pre-admission certification, concurrent review of hospital admissions, discharge planning, retrospective review of claims, outcome studies and management of inpatient, ambulatory and alternative care. These policies and programs are designed to consistently provide high quality care and cost-effective service to our members.

Products

We have developed several products through which we offer a range of health care services. These products are also community-based and seek to address the social and economic issues faced by the populations we serve. Additionally, we seek to establish strategic relationships with prestigious medical centers, children’s hospitals and federally qualified health centers to assist in implementing our products and medical management programs within the communities we serve. Our health plans cover various services that vary by state and may include:

•	primary and specialty physician care,

•	inpatient and outpatient hospital care,

•	emergency and urgent care,

•	prenatal care,

•	laboratory and x-ray services,

•	home health and durable medical equipment,

•	behavioral health services and substance abuse,

•	long-term and nursing home care,

•	24-hour on-call nurses,

•	vision care and exam allowances,

•	dental care,

•	prescriptions and limited over the counter drugs,

•	assistance with obtaining transportation for office or health education visits,

•	memberships in the Boys’ and Girls’ Clubs, and

•	welcome calls and health status calls to coordinate care.

Our products, which we may offer under different names in different markets, focus on specific populations within the Medicaid, FamilyCare and SCHIP programs. The average premiums for our products vary significantly due to differences in the benefits offered and underlying medical conditions in the populations covered.

AMERICAID, our principal product, is our family-focused Medicaid managed health care product designed for the TANF population that consists primarily of low-income children and their mothers. Historically, most of our members used the AMERICAID product. We currently offer our AMERICAID product in all markets we serve. As of December 31, 2001, we had approximately 294,000 AMERICAID members.

AMERIKIDS is our managed health care product for uninsured children not eligible for Medicaid. This product is designed for children in the SCHIP initiative. As states fully implement their SCHIP program, we expect use of this product to increase. We began offering AMERIKIDS in Maryland and Washington, D.C. when we acquired Prudential’s contract rights and other related assets in those areas in 1999. We also recently began offering AMERIKIDS in New Jersey and Texas. As of December 31, 2001, we had approximately 112,000 members in our AMERIKIDS product.

AMERIPLUS is our managed health care product for SSI recipients. This population consists of the low-income aged, blind and disabled. We began offering this product in 1998 and currently offer it in New Jersey, Maryland and Houston. We expect our AMERIPLUS membership to grow as more states include SSI benefits in mandatory managed care programs. As of December 31, 2001, we had approximately 43,000 AMERIPLUS members.

AMERIFAM is our newly developed FamilyCare managed health care product designed for uninsured segments of the population other than SCHIP eligibles. AMERIFAM’s current focus is the families of our SCHIP and Medicaid children. We offer this product in the District of Columbia and New Jersey where the program covers parents of SCHIP and Medicaid children. As of December 31, 2001, we had approximately 23,000 AMERIFAM members.

As of December 31, 2001, of our 472,000 members, 90.9% were enrolled in TANF, SCHIP and FamilyCare programs. The remaining 9.1% were enrolled in SSI programs. Of these SSI enrollees, approximately 5,000 were members to whom we provided limited administrative services but did not provide health benefits.

Disease and Medical Management Programs

We provide specific disease and medical management programs designed to meet the special health care needs of our members with chronic illnesses, to manage excessive costs and to improve the overall health of our members. We currently offer disease and medical management programs in areas such as high-risk pregnancy, respiratory conditions, congestive heart failure, sickle cell disease and HIV. These programs focus on preventing acute occurrences associated with chronic conditions by identifying at risk members, monitoring their conditions and pro-actively managing their care. We also employ tools such as utilization review and pre-certification to reduce the excessive costs often associated with uncoordinated health care programs.

Marketing and Educational Programs

An important aspect of our comprehensive approach to health care delivery is our marketing and educational programs, which we administer system-wide for our providers and members. We often provide these programs in members’ homes, churches and community centers. The programs we have developed are specifically designed to increase awareness of various diseases, conditions and methods of prevention in a manner that supports the providers, while meeting the unique needs of our members. For example, we conduct health promotion events in physicians’ offices that target respiratory conditions, immunization and other health issues. Direct provider marketing is supported by traditional marketing venues such as direct mail, telemarketing, and television, radio and cooperative advertising with participating medical groups.

We believe that we can also increase and retain membership through marketing and education initiatives. We have a dedicated staff who actively support and educate prospective and existing members and community organizations. Through programs such as Safe Kids and our sponsorship of the National Theatre for Children’s production of 2Smart 2Smoke, we promote a healthy lifestyle, safety and good nutrition to our youngest members. In addition to these personal health-related programs, we remain committed to the communities we serve. We have developed specific strategies for building relationships with key community organizations, which helps enhance community support for our products and improve service to members. We regularly participate in local events and festivals and organize community health fairs to promote healthy lifestyle practices. In several markets, we also provide free memberships to the local Boys’ and Girls’ Clubs. We believe that our comprehensive approach to health care positions us well to serve our members, their providers and the communities in which they both live and work.

Community Partners

We believe community focus and understanding are important to attracting and retaining members. To assist in establishing our community presence in a new market, we seek to establish relationships with prestigious medical centers, children’s hospitals and federally qualified health centers to offer our products and programs. We have strategic relationships with Cook Children’s Health Care System in Fort Worth, Texas and Memorial Hermann Healthcare System in Houston, Texas granting us the right to actively market their names and logos in advertising of our Medicaid products. A Cook Children’s affiliate, the Cook Children’s Physician Network, is our exclusive provider of pediatric health care services to members age 15 and under in this service delivery area.

Provider Network

We provide health care services to our members through mutually non-exclusive contracts with primary care physicians, specialists, ancillary providers and hospitals. Either prior to or concurrently with bidding for new contracts, we establish a provider network in each of our service areas. The following table shows the total approximate number of primary care physicians, specialists and hospitals participating in our network for December 2001:

	Service Areas
	Texas	New Jersey	Mid-Atlantic (Maryland and D.C.)	Illinois	Total
Primary care physicians	1,300	1,700	1,300	400	4,700
Specialists	5,000	4,400	6,400	500	16,300
Hospitals	70	70	40	20	200
Ancillary providers	1,500	1,100	1,100	600	4,300

The primary care physician, or PCP, is a critical component in care delivery, and also in the management of costs and the attraction and retention of new members. PCPs include family and general practitioners, pediatricians, internal medicine physicians and OB/GYNs. These physicians provide preventive and routine health care services and are responsible for making referrals to specialists, hospitals and other providers. Health care services provided directly by primary care physicians include the treatment of illnesses not requiring referrals, periodic physician examinations, routine immunizations, well child care and other preventive health care services.

Specialists provide medical care to members generally upon referral by the primary care physicians. However, we have identified specialists that are part of the ongoing care of our members, such as allergists, oncologists and surgeons, which our members may access directly without first obtaining a PCP referral. Our contracts with both the primary care physicians and specialists usually are for one- to two-year periods and automatically renew for successive one year terms subject to termination for cause by us if necessary based on provider conduct or other appropriate reasons. The contracts generally can be cancelled by either party upon 90 to 120 days prior written notice.

Our contracts with hospitals are usually for a one- to two-year period and automatically renew for successive one-year periods. Generally, our hospital contracts may be terminated by either party without cause with 90 to 150 days prior written notice. Pursuant to the contract, the hospital is paid for all pre-authorized medically necessary inpatient and outpatient services and all covered emergency and medical screening services provided to members. With the exception of emergency services, most inpatient hospital services require advance approval from the member’s primary care physician and our medical department. We require hospitals to participate in utilization review and quality assurance programs.

We have also contracted with other ancillary providers for physical therapy, mental health and chemical dependency care, home health care, vision care, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we have contracted with dental vendors that provide routine dental care in markets where routine dental care is a covered benefit and with a national pharmacy vendor that provides a local pharmacy network in our markets where pharmacy is a covered benefit.

In order to ensure the quality of our medical care providers, we credential and re-credential our providers using standards that are supported by the National Committee for Quality Assurance. Additionally, we provide feedback and evaluations on quality and medical management to them in order to improve the quality of care provided, increase their support of our programs and enhance our ability to attract and retain providers.

Provider Payment Methods

Fee-for-Service.    This is a reimbursement mechanism which pays providers based upon services performed. For the year ended December 31, 2001, 84.8% of our payments for direct health benefits were on a fee-for-services reimbursement basis. The primary fee-for-service arrangements are maximum allowable fee schedule, per diem, percent of charges or any combination thereof. The following is a description of each of these mechanisms:

Maximum Allowable Fee Schedule.    Providers are paid the lesser of billed charges or a specified fixed payment for a covered service. The maximum allowable fee schedule is developed using, among other indicators, the state fee-for-service Medicaid program fee schedule, Medicare fee schedules, medical costs trends and market conditions. Adjustments to the fee schedules are not mandated in the provider contracts, but adjusted at our discretion, using the above indicators.

Per Diem and Case Rates.    Hospital facility costs are typically reimbursed at negotiated per diem or case rates, which vary by level of care within the hospital setting. Lower rates are paid for lower intensity services, such as a low birth weight newborn baby who stays in the hospital a few days longer than the mother, compared to higher rates for a neo-natal intensive care unit stay for a baby born with severe developmental disabilities.

Percent of Charges.    We contract with providers to pay them an agreed-upon percent of their standard charges for covered services. This is typically done where hospitals are reimbursed under the state fee-for-service Medicaid program on a percent of charges basis.

Capitation.    Some of our primary care physicians and specialists are paid on a fixed-fee per member basis, also known as capitation. Our arrangements with other providers for vision, dental, home health, laboratory, durable medical equipment, mental health and chemical dependency services may also be capitated.

We review the fees paid to providers periodically and make adjustments as necessary. Generally, the contracts with the providers do not allow for automatic annual increases in payments. Among the factors generally considered in adjustments are changes to state Medicaid fee schedules, competitive environment, current market conditions, anticipated utilization patterns and projected medical expenses. In order to enable us to better monitor quality and meet our state contractual encounter reporting obligations, it is our intention to increase the number of providers we pay on a fee-for-service basis and reduce the number of capitation contracts we have. States use the encounter data to monitor quality of care to members and to set premium rates.

Our Health Plans

We have four health plan subsidiaries offering health care services in Texas, New Jersey, Maryland, the District of Columbia and Illinois. We have never been denied a contract renewal from the jurisdictions in which we do business and we expect our relationship with these jurisdictions to continue. Each of our health plans have one or more contracts that expire at various times, as set forth below:

MARKET	PRODUCT	TERM END DATE
Texas	TANF, SSI	August 31, 2002
	SCHIP	April 30, 2003
New Jersey	TANF, SSI, SCHIP, FamilyCare	June 30, 2002
Maryland(a)	TANF, SSI, SCHIP	—
District of Columbia(b)	TANF, SCHIP, FamilyCare	April 30, 2002
Illinois	TANF	March 31, 2003

(a)	Our Maryland contract does not have a set term. It can be terminated by either party upon 60 days notice.
(b)	The expiration date has been extended in connection with the current re-bid process and may be extended again.

Texas

Our Texas health plan, AMERIGROUP Texas, Inc., is licensed as an HMO and became operational in September 1996. Our current service areas include the cities of Fort Worth, Dallas and Houston and the surrounding counties. For December 2001, we had approximately 214,000 members in Texas, consisting of approximately 100,000 members in Houston, approximately 64,000 members in Dallas and approximately 50,000 members in Fort Worth. Effective August 1, 2001, we acquired the Medicaid line of business of Humana Inc. (“Humana”) in the Houston area. In November 2001, we entered into an agreement to purchase the Houston, Texas Medicaid line of business of MethodistCare, Inc. The acquisition became effective January 1, 2002 and an additional 17,000 members joined our plan. We have the largest Medicaid membership in each of our Fort Worth and Houston markets. We have the second largest Medicaid membership in our Dallas market. We offer AMERICAID in each of our Texas markets and AMERIPLUS in Houston. In May 2000, we began offering AMERIKIDS in Dallas and Houston. Our TANF contracts in Dallas, Fort Worth and our TANF and SSI contracts in Houston expire on August 31, 2002. Our SCHIP contracts in Houston and Dallas expires on April 30, 2003.

New Jersey

Our New Jersey health plan, AMERIGROUP New Jersey, Inc., is licensed as an HMO and became operational in February 1996. Our current service areas include 20 of the 21 counties in New Jersey. For December 2001, we had approximately 88,000 members in New Jersey. We have the third largest Medicaid membership in New Jersey. We offer AMERICAID, AMERIPLUS, AMERIKIDS and AMERIFAM in New Jersey. Our contract with New Jersey expires on June 30, 2002.

Maryland

AMERIGROUP Maryland, Inc. is authorized to operate as a managed care organization in Maryland and became operational in June 1999. Our current service areas include Baltimore City and surrounding counties. For December 2001, we had approximately 118,000 members in Maryland. Effective May 1, 2001, the state of Maryland transitioned to us approximately 17,000 additional members from another Medicaid MCO in receivership. We have the largest Medicaid membership in Maryland. We offer AMERICAID, AMERIPLUS and AMERIKIDS in Maryland. Our contract in Maryland does not have a set term. It can be terminated by either party upon 60 days prior notice.

District of Columbia

AMERIGROUP Maryland, Inc. is also licensed as an HMO in the District of Columbia and became operational there in August 1999. For December 2001, we had approximately 13,000 members in the District of Columbia. We have the third largest Medicaid membership in the District of Columbia. We offer AMERICAID, AMERIKIDS and AMERIFAM in the District of Columbia. In the fall of 2000, the District issued a Request For Proposals for a new contract. We submitted our bid on December 27, 2000. In February 2002, we signed a new contract. The District is currently reviewing the contract for final approval and during this process has extended our contract to April 30, 2002.

Illinois

Our Illinois health plan, AMERIGROUP Illinois, Inc., is licensed as an HMO and became operational in April 1996. Our current service area includes the counties of Cook and DuPage in the Chicago area. In Illinois, enrollment in a Medicaid managed care plan is voluntary. For December 2001, we had approximately 39,000 members in Illinois. We have the largest Medicaid health plan membership in Cook County. We offer AMERICAID in the Chicago area. Our contract in Illinois expires on March 31, 2003.

Quality Management

We have a comprehensive quality management plan designed to improve access to cost-effective quality care. We have developed policies and procedures to ensure that the health care services provided by our health plans meet the professional standards of care established by the industry and the medical community. These procedures include:

•
Analysis of health care utilization data.    To avoid duplication of services or medications, in conjunction with the primary care physicians, health care utilization data is analyzed and, through comparative provider data and periodic meetings with physicians, we identify areas in which a physician’s utilization rate differs significantly from the rates of other physicians. On the basis of this analysis, we suggest opportunities for improvement and following up with the primary care physician to monitor utilization.

•
Medical care satisfaction studies.    We evaluate the quality and appropriateness of care provided to our health plan members by reviewing health care utilization data and responses to member and physician questionnaires and grievances.

•
Clinical care oversight.    Each of our health plans has a medical advisory committee comprised of physician representatives and chaired by the plan’s medical director. This committee reviews credentialing, approves clinical protocols and practice guidelines and evaluates new physician group candidates. Based on regular reviews, the medical directors who head these committees develop recommendations for improvements in the delivery of medical care.

•
Quality improvement plan.    A quality improvement plan is implemented in each of our health plans and is governed by a quality management committee. The quality management committee is comprised of senior management at our health plans, who review and evaluate the quality of our health services and are responsible for the development of quality improvement plans spanning both clinical quality and customer service quality. These plans are developed from provider and membership feedback, satisfaction surveys and results of action plans. Our corporate quality improvement council oversees and meets regularly with our health plan quality management committees to help ensure that we have a coordinated, quality-focused approach relating to our members, providers and state governments.

Management Information Systems

The ability to access data and translate it into meaningful information is essential to our being able to operate across a multi-state service area in a cost effective manner. Our centralized computer-based information systems support our core processing functions under a set of integrated databases and are designed to be both replicable and scalable to accommodate internal growth and growth from acquisitions. This integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans. We use these systems for billing, claims processing, utilization management, marketing and sales tracking, financial and management accounting, medical cost trending, reporting, planning and analysis. The systems also support our internal member and provider service functions, including on-line access to member eligibility verification, primary care physician membership roster and claims status.

Competition

Our principal competitors for state contracts, members and providers consist of the following types of organizations:

•
Primary Care Case Management Programs, or PCCMs—Programs established by the states through contracts with primary care providers to provide primary care services to the Medicaid recipient, as well as provide limited oversight over other services.

•	Commercial HMOs—National and regional commercial managed care organizations that have Medicaid and Medicare members in addition to members in private commercial plans.

•	Medicaid HMOs—Managed care organizations that focus solely on serving people who receive health care benefits through Medicaid.

We will continue to face varying levels of competition as we expand in our existing service areas or enter new markets. In those of our markets in which enrollment in a managed care plan is voluntary, we also compete for members with the traditional means for accessing care, including hospitals and other health care providers. Health care reform proposals may cause a number of commercial managed care organizations already in our service areas to decide to enter or exit the Medicaid market. However, the licensing requirements and bidding and contracting procedures in some states present barriers to entry into the Medicaid managed health care industry.

We have two competitors in Fort Worth, seven competitors in Houston and two competitors in Dallas. In each of our Fort Worth and Houston markets, we have the largest Medicaid membership. In our Dallas market, we have the second largest Medicaid membership. We have four competitors and the third largest Medicaid membership in New Jersey. We have five competitors and the largest Medicaid membership in Maryland. We have four competitors and the third largest Medicaid membership in the District of Columbia. We have four competitors and the largest Medicaid health plan membership in Cook County, Illinois.

We compete with other managed care organizations for state contracts, as well as to attract new members and retain existing members. States generally use either a formal proposal process reviewing many bidders or award individual contracts to qualified applicants that apply for entry to the program. In order to win a bid for or be awarded a state contract, state governments consider many factors, which include providing quality care, satisfying financial requirements, demonstrating an ability to deliver services, and establishing networks and infrastructure. People who wish to enroll in a managed health care plan or to change health care plans typically choose a plan based on the quality of care and service offered, ease of access to services, a specific provider being part of the network and the availability of supplemental benefits.

In addition to competing for members, we compete with other managed care organizations to enter into contracts with independent physicians, physician groups and other providers. We believe the factors that providers consider in deciding whether to contract with us include potential member volume, reimbursement rates, our medical management programs, timeliness of reimbursement and administrative service capabilities.

Regulation

Our health care operations are regulated at both state and federal levels. Government regulation of the provision of health care products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules also may occur periodically.

    HMOs and managed care organizations

Our four health plan subsidiaries are authorized to operate as an HMO in each of Texas, New Jersey, the District of Columbia and Illinois, and as a managed care organization, or MCO, in Maryland. In each of the jurisdictions in which we operate, we are regulated by the relevant health, insurance and/or human services departments that oversee the activities of HMOs and MCOs providing or arranging to provide services to Medicaid enrollees.

The process for obtaining the authorization to operate as an HMO or MCO is lengthy and complicated, and requires demonstration to the regulators of the adequacy of the health plan’s organizational structure, financial resources, utilization review, quality assurance programs and complaint procedures. Both under state HMO and MCO statutes and state insurance laws, our health plan subsidiaries must comply with minimum net worth requirements and other financial requirements, such as minimum capital, deposit and reserve requirements. Insurance regulations may also require the prior state approval of acquisitions of other managed care organizations’ businesses and the payment of dividends, as well as notice requirements for loans or the transfer of funds. Each of our subsidiaries is also subject to periodic reporting requirements. In addition, each health plan must meet numerous criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

    Medicaid

Medicaid was established under the U.S. Social Security Act. It is state-operated and implemented. Each state:

•	establishes its own eligibility standards,

•	determines the type, amount, duration and scope of services,

•	sets the rate of payment for services, and

•	administers its own program.

Medicaid policies for eligibility, services, rates and payment are complex, and vary considerably among states, and the state policies change from time to time.

States are also permitted by the federal government to seek waivers from requirements of the Social Security Act. The waivers most relevant to us are the Section 1915(b) freedom of choice waivers that enable:

•	mandating Medicaid enrollment into managed care,

•	the utilization of a central broker for enrollment into plans,

•	the use of cost savings to provide additional services, and

•	limiting the number of providers for additional services.

Waivers are approved for two-year periods and can be renewed on an ongoing basis if the state applies. A 1915(b) waiver cannot negatively impact beneficiary access or quality of care and must be cost-effective. Managed care initiatives may be state-wide and required for all classes of Medicaid eligible recipients, or can be limited to service areas and classes of recipients. All jurisdictions in which we operate, except Illinois, have some sort of mandatory Medicaid program. However, under the waivers pursuant to which the mandatory programs have been implemented, there must be at least two managed care plans operating from which Medicaid eligible recipients may choose.

Many states, including Maryland, operate under a Section 1115 demonstration rather than a 1915(b) waiver. This is a more expansive form of waiver that enables the state to have a Medicaid program that is more broad than typically permitted under the Social Security Act. For example, Maryland’s 1115 waiver allows it to include more individuals in its managed care program than typically allowed under Medicaid.

In all the states in which we operate, we must enter into a contract with the state’s Medicaid regulator in order to be a Medicaid managed care organization. States generally use either a formal proposal process, reviewing many bidders, or award individual contracts to qualified applicants that apply for entry to the program. Although other states have done so in the past and may do so in the future, currently Texas and the District of Columbia are the only jurisdictions in which we operate that use competitive bidding processes.

The contractual relationship with the state is generally for a period of one to two years and renewable on an annual or bi-annual basis. The contracts with the states and regulatory provisions applicable to us generally set forth in great detail the requirements for operating in the Medicaid sector including provisions relating to:

•	eligibility, enrollment and disenrollment processes,

•	covered services,

•	eligible providers,

•	subcontractors,

•	record-keeping and record retention,

•	periodic financial and informational reporting,

•	quality assurance,

•	marketing,

•	financial standards,

•	timeliness of claims’ payment,

•	health education and wellness and prevention programs,

•	safeguarding of member information,

•	fraud and abuse detection and reporting,

•	grievance procedures, and

•	organization and administrative systems.

A health plan’s compliance with these requirements is subject to monitoring by the state regulator and by CMS. A health plan is subject to periodic comprehensive quality assurance evaluation by a third party reviewing organization and generally by the insurance department of the jurisdiction that licenses the health plan. A health plan must also submit quarterly and annual statutory financial statements and utilization reports, as well as many other reports.

Federal Regulation

HIPAA

In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA. The Act is designed to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance. Among other things, HIPAA’s administrative simplification provisions entail new regulations relating to standards for electronic transactions and code sets; privacy of health information; security of health care information; national provider identifiers; and national employer identifiers. The rules relating to transactions and privacy have been issued in final form, and compliance with these rules will be required by October, 2002 and April, 2003, respectively. These rules are described in more detail below. Regulations relating to security and provider and employer identifiers were issued in proposed form in 1998, but have not yet been finalized.

In August 2000, the Department of Health and Human Services, or HHS, issued new standards for submitting electronic claims and other administrative health care transactions. The new standards were designed to streamline the processing of claims, reduce the volume of paperwork and provide better service. The administrative and financial health care transactions covered include:

•	health claims and equivalent encounter information,

•	enrollment and disenrollment in a health plan,

•	eligibility for a health plan,

•	health care payment and remittance advice,

•	health plan premium payments,

•	health care claim status, and

•	referral certification and authorization.

In general, health care organizations will be required to comply with the new standards by October 2002. The regulation’s requirements apply only when a transaction is transmitted using “electronic media.” Because “electronic media” is defined broadly to include “transmissions that are physically moved from one location to another using magnetic tape, disk or compact disk media,” many communications will be considered electronically transmitted. In addition, health plans will be required to have the capacity to accept and send all standard transactions in a standardized electronic format. The regulation sets forth other rules that apply specifically to health plans as follows:

•	a plan may not delay processing of a standard transaction (that is, it must complete transactions using the new standards at least as quickly as it had prior to implementation of the new standards),

•	there should be “no degradation in the transmission of, receipt of, processing of, and response to” a standard transaction as compared to the handling of a non-standard transaction,

•	if a plan uses a health care clearinghouse to process a standard request, the other party to the transaction may not be charged more or otherwise disadvantaged as a result of using the clearinghouse,

•	a plan may not reject a standard transaction on the grounds that it contains data that is not needed or used by the plan,

•	a plan may not adversely affect (or attempt to adversely affect) the other party to a transaction for requesting a standard transaction, and

•	if a plan coordinates benefits with another plan, then upon receiving a standard transaction, it must store the coordination of benefits data required to forward the transaction to the other plan.

One of our early concerns regarding how this regulation directly affects the manner in which we conduct business is the inconsistency between the regulation’s requirements and the widespread use of non-standard, non-national codes (generally referred to as “local codes”) in health care transactions. The use of local codes is particularly prevalent in Medicaid transactions. We cannot be sure that this will be resolved before the regulation’s implementation date. In order to prepare for our compliance with the regulatory requirements we have prepared a “gap analysis” that consists of:

•	an inventory of existing applications that either produce or process transactions that are within the scope of the regulation,

•	identification of the data elements currently used by these applications,

•	a comparison of these legacy data elements to the standard data elements for the same transaction and an analysis of the differences between the two, and

•	a determination of the impact of the gaps and differences identified.

As a result of this study, we have developed a remediation plan to eliminate the gaps and differences, which we are currently implementing.

On December 28, 2000, HHS published a regulation setting forth new standards for protecting the privacy of personal health records. The regulation became effective on April 14, 2001 and compliance will be required by April 2003. The new regulation is designed to protect medical records and other personal health information kept and used by health care providers, hospitals, health plans and health insurers, and health care clearinghouses. The new standards:

•	limit the routine and non-routine non-consensual use and release of private health information,

•	give patients new rights to access their medical records and to know who else has accessed them,

•	limit most disclosure of health information to the minimum needed for the intended purpose,

•	establish procedures to ensure the protection of private health information,

•	establish new criminal and civil sanctions for improper use or disclosure, and

•	establish new requirements for access to records by researchers and others.

The preemption provisions of the regulation provide that the federal law will preempt a contrary state law. However, a state (or any person) may submit a request to the Secretary of HHS that a provision of state law be excepted from the preemption rules. The Secretary may grant an exception if one or more of a number of conditions are met, including:

•	the state law is necessary to prevent fraud and abuse related to the provision of and payment for health care,

•	the state law will ensure appropriate state regulation of insurance and health plans,

•	the state law is necessary to state reporting on health care delivery or costs, or

•	the state law related to the privacy of health information is more stringent than the federal law.

The fact that either state or federal rules may supersede the other depending on the nature of the particular requirement will require interpretations for which there is likely to be little precedent. We have completed an assessment of the programs and systems that we will need to implement in order to comply with the new regulations by April 2003. In order to comply with the requirements, we will be required to employ additional or different programs and systems. We expect to spend approximately $5 million on HIPAA compliance in 2002. Further, compliance with these regulations will require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states.

New Medicaid Managed Care Regulations

On January 19, 2001, HHS issued new Medicaid managed care regulations to implement certain provisions of the Balanced Budget Act of 1997, or BBA. These provisions would permit states to require certain Medicaid beneficiaries to enroll in managed care programs, give states more flexibility to develop their managed care programs, and provide certain new protections for Medicaid beneficiaries. CMS delayed the rule’s effective date three times. The most recent of these delays set the effective date of the final rule to August 16, 2002.

On August 20, 2001, however, CMS proposed a new Medicaid managed care rule. The proposed rule sets forth regulations that would replace those set forth in the January 19, 2001 final rule. Because both rules implement the statutory BBA provisions, the proposed rule is similar in many respects to the final rule.

The proposed rule would implement BBA provisions intended to (1) give states the flexibility to enroll certain Medicaid recipients in managed care plans without a federal waiver if the state provides the recipients with a choice of managed care plans; (2) establish protections for members in areas such as quality assurance, grievance rights and coverage of emergency services; and (3) eliminate certain requirements viewed by the states as impediments to the growth of managed care programs, such as the enrollment composition requirement, the right to disenroll without cause at any time, and the prohibition against enrollee cost-sharing. The rule would also establish requirements intended to ensure that state Medicaid managed care capitation rates are actuarially sound. According to HHS, this requirement would eliminate the generally outdated regulatory ceiling on what states may pay managed care plans, a particularly important provision as more state Medicaid programs include people with chronic illnesses and disabilities in managed care.

CMS accepted comments on the proposed rule until October 19, 2001, and the Secretary of HHS has indicated an intent to finalize the regulations by early 2002. To date, the proposed rules have not been finalized. Although some of the states in which we operate have already implemented requirements similar to those provided for in the proposed rule, because the rule has not been finalized, we cannot predict what requirements it will ultimately entail, nor when such requirements will become effective. Changes to the regulations affecting our business, including these proposed regulations, could increase our health care costs and administrative expenses, reduce our reimbursement rates, and otherwise adversely affect our business, results of operations, and financial condition.

Patients’ Rights Legislation

The United States Senate and House of Representatives passed two versions of patients’ rights legislation in May and August 2001, respectively. Both versions include provisions that specifically apply protections to participants in federal health care programs, including Medicaid beneficiaries. Either version of this legislation could expand our potential exposure to lawsuits and increase our regulatory compliance costs. Depending on the final form of any patients’ rights legislation, such legislation could, among other things, expose us to liability for economic and punitive damages for making determinations that deny benefits or delay beneficiaries’ receipt of benefits as a result of our medical necessity or other coverage determinations. Negotiations are ongoing to resolve differences between the Senate and House bills, including such matters as the amount of allowable damages, whether cases would be governed by federal or state law, and whether such actions could be brought in federal or state courts. We cannot predict whether patients’ rights legislation will be enacted into law or, if enacted, what final form such legislation might take.

Other Fraud and Abuse Laws

Investigating and prosecuting health care fraud and abuse has become a top priority for law enforcement entities. The funding of such law enforcement efforts has increased in the past few years and these increases are expected to continue. The focus of these efforts has been directed at participants in public government health care programs such as Medicaid. These regulations and contractual requirements applicable to participants in these programs are complex and changing. We have re-emphasized our regulatory compliance efforts for these programs, but ongoing vigorous law enforcement and the highly technical regulatory scheme mean that compliance efforts in this area will continue to require substantial resources.

Customers

At December 31, 2001, we served members who received health care benefits through our nine contracts with the regulatory entities in the jurisdictions in which we operate, five of which individually accounted for 10% or more of our revenues for the year ended December 31, 2001, with the largest of these contracts representing approximately 30% of our revenues. We have contracts with the states of Texas, Maryland and New Jersey which individually account for 10% or more of our revenues.

Employees

As of December 31, 2001, we had approximately 1,400 employees. Our employees are not represented by a union. We believe our relationships with our employees are good.

ITEM 2.     Properties

We do not own any real property. We lease office space in Virginia Beach, Virginia, where our headquarters are located, and in each of the health plan locations. We are obligated by various insurance and Medicaid regulatory authorities to have offices in the service areas where we provide Medicaid benefits.

ITEM 3.     Legal Proceedings

In the normal course of our business, we may be a party to legal proceedings. However, we are not currently a party to any material legal proceedings nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Company

Our executive officers, their ages and positions as of February 28, 2002, are as follows:

Name	Age	Position
Jeffrey L. McWaters	45	Chairman of the Board of Directors and Chief Executive Officer
Scott M. Tabakin	43	Senior Vice President, Chief Financial Officer
Lorenzo Childress, Jr., M.D.	55	Senior Vice President, Chief Medical Officer
Theodore M. Wille, Jr.	54	Senior Vice President, Chief Operating Officer
Sherri E. Lee	50	Senior Vice President, Treasurer
Stanley F. Baldwin	53	Senior Vice President, General Counsel and Secretary
James E. Hargroves	59	Senior Vice President, Corporate Development
Herman Wright	48	Senior Vice President, Chief Marketing Officer
Catherine S. Callahan	44	Senior Vice President, Administrative Services
Kathleen K. Toth	40	Senior Vice President, Chief Accounting Officer
Scott S. Pickens	48	Senior Vice President, Chief Information Officer
Nancy L. Grden	50	Senior Vice President, Planning and Development
John E. Littel	37	Vice President, Government Relations

Jeffrey L. McWaters has been our Chairman of the Board of Directors and Chief Executive Officer since he founded our company in December 1994. From 1991 to 1994, Mr. McWaters served as President and Chief Executive Officer of Options Mental Health, a national managed behavioral health care company and prior to that, in various senior operating positions with EQUICOR-Equitable HCA Corporation and CIGNA HealthCare. Mr. McWaters has served as a director of America Service Group Inc. since 1999. Mr. McWaters is a member of the Board of Visitors of the College of William and Mary and a director of the American Association of Health Plans.

Scott M. Tabakin joined us as our Chief Financial Officer on May 15, 2001. Prior to joining us, Mr. Tabakin was Executive Vice President and Chief Financial Officer of Beverly Enterprises, Inc. from 1996 to 2001. Mr. Tabakin served in various other senior officer positions at Beverly Enterprises from 1992 to 1996. Mr. Tabakin is a certified public accountant.

Lorenzo Childress, Jr., M.D. has served as our Chief Medical Officer since 1995. From 1992 to 1995, Dr. Childress was the Chief Operating Officer and Medical Director of Metro Medical Group, an indirect wholly-owned subsidiary of the Henry Ford Health System.

Theodore M. Wille, Jr. has served as our Chief Operating Officer since 1996. Mr. Wille served as Chief Operating Officer for the managed care division of Sentara Health System, a private managed care facility in Virginia, from 1991 until 1994 and President of Optima Health Plan from 1988 to 1996.

Stanley F. Baldwin has served as our General Counsel and Secretary since 1997. From 1994 to 1997, Mr. Baldwin was a Managing Director for Covington Group L.C., a private company that provided legal, management and other consulting services to indemnity insurance, managed care and health care provider clients. Prior to that, Mr. Baldwin held senior officer and General Counsel positions with EPIC Healthcare Group, Inc., EQUICOR-Equitable HCA Corporation and CIGNA Healthplans, Inc. Mr. Baldwin is a member of the Bar of Tennessee and the Bar of Texas.

Sherri E. Lee joined us in 1998 as our Chief Financial Officer and Treasurer. Effective May 15, 2001, Ms. Lee resigned her position as Chief Financial Officer, but continues to serve as Treasurer. Prior to joining us, Ms. Lee was an adjunct instructor with Front Range Community College in Colorado from 1995 to 1998. Ms. Lee served as Executive Vice President-Finance of Pharmacy Corporation of America from 1991 to 1995. Prior to that, Ms. Lee was Senior Vice President and Controller for Beverly Enterprises, Inc. Ms. Lee is a certified public accountant.

James E. Hargroves has served as our head of Corporate Development since joining us in 1996. From 1994 to 1996, Mr. Hargroves was the President, founder and principal of Waterline Advisory Group, Inc., a corporate intermediary firm that provided merger and acquisition advisory services to health-related businesses, insurers, physicians and others.

Herman Wright is our Chief Marketing Officer. Prior to joining us in 1998, Mr. Wright served as the Vice President, Sales and Marketing for United Healthcare, Central Region, from 1995 to 1998.

Catherine S. Callahan joined us in 1999 and serves as our head of Administrative Services. From 1991 to 1999, Ms. Callahan was Chief Administrative Officer of FHC Health System.

Kathleen K. Toth joined us in 1995 and serves as our Chief Accounting Officer. Prior to joining us, Ms. Toth was the Vice President of Service Operations at Options Mental Health from 1992 to 1995. Ms. Toth also worked for CIGNA Healthplan of Texas, Inc. as Director of Financial Services and for EQUICOR Health Plan of Florida as a Controller from 1987 to 1992. Ms. Toth is a certified public accountant.

Scott S. Pickens is our Chief Information Officer. Prior to joining us in June 2000, he served as Corporate Chief Information Officer of Health Answers, Inc. from April 1999 to June 2000, and as Chief Operating Officer for Consortium Health Plans from January 1995 to April 1999.

Nancy L. Grden joined us as our head of Planning and Development in October 2001. Prior to joining us, Ms. Grden served as President and Founder of Avenir, LLC, a consulting firm specializing in new ventures, and as Chief Executive Officer for Lifescape, LLC, a web-based workplace services company, from 1998 to 2000. She previously served as Executive Vice President and Chief Marketing Officer for ValueOptions, a national managed behavioral health care company, from 1992 to 1998.

John E. Littel joined us as our Vice President for Government Relations on August 27, 2001. Mr. Littel has served in a variety of positions in federal and state governments, including as Deputy Secretary of Health and Human Resources for the Commonwealth of Virginia, where he was responsible for the state’s welfare reform initiative. Mr. Littel is a member of the Bar of Pennsylvania.

PART II

ITEM 5.    Market for Our Common Equity and Related Stockholder Matters.

The Common Stock of AMERIGROUP is traded on the Nasdaq National Market under the symbol “AMGP.” Prior to November 6, 2001, there was no established public trading market for any of the Company’s securities.

The following table sets forth, for the periods indicated, the range of high and low closing sales price for the Common Stock as reported on the Nasdaq National Market.

Fiscal 2001	High	Low
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter (from November 6, 2001)	$21.80	$18.10

December 31, 2000 Closing Sales Price	$21.80

On February 28, 2002, the last reported sale price of the Common Stock was $23.40 per share. As of February 28, 2002, the Company had approximately 130 shareholders of record.

The Company has never paid or declared any cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future.

In the past year, the Company has issued options to purchase 637,366 shares of common stock to employees in 2001. All of these options were granted under AMERIGROUP’s 2000 Equity Incentive Plan, and were issued in reliance on Rule 701 under the Securities Act.
Use of Proceeds from Initial Public Offering

On November 9, 2001, the Company completed its initial public offering of 4,985,000 shares of common stock, including an over-allotment issuance of 585,000 shares. In addition, Jeffrey McWaters, as selling stockholder, sold 75,000 shares upon exercise of the over-allotment option. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, Registration number 333-37410, which was declared effective by the Securities and Exchange Commission on November 5, 2001. All of the 4,985,000 shares sold by the Company, and the 75,000 shares sold by Mr. McWaters, were sold at a price of $17.00 per share. The Company did not receive any of the proceeds from the sale of Mr. McWaters’ shares. The Company received proceeds from the offering of approximately $77.2 million, net of $7.5 million in fees and expenses. The Company used proceeds from the offering to repay the balance of its long-term debt facility of approximately $4.4 million and to redeem the Series E mandatorily redeemable preferred stock for approximately $13.3 million. The Company has subsequently used proceeds from the offering to purchase certain assets of MethodistCare, Inc.’s Houston, Texas Medicaid line of business for approximately $1.6 million. The balance of approximately $57.9 million has been and will be used for general corporate purposes, including potential acquisitions.

Banc of America Securities LLC, UBS Warburg LLC, CIBC World Markets Corp. and Stephens Inc. acted as representatives of the underwriters for the offering. Simultaneous with the consummation of the offering, each outstanding share of the Company’s Series A convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock and Series D convertible preferred stock automatically converted into common stock, resulting in an additional 12,607,880 shares of common stock. Additionally, 1,123,823 shares of common stock were issued upon the exercise of all of the outstanding Series E warrants.

Forward-looking Statements

This Annual Report on Form 10-K, and other information we provide from time to time, contains certain ‘‘forward-looking’’ statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected future financial position, results of operations or cash flows, our continued performance improvements, our ability to service and refinance our debt obligations, our ability to finance growth opportunities, our ability to respond to changes in government regulations and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans,” and other similar expressions are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•
national, state and local economic conditions, including their effect on the rate increase process, timing of payments, as well as their effect on the availability and cost of labor, utilities and materials;

•
the effect of government regulations and changes in regulations governing the health care industry, including our compliance with such regulations and their effect on our ability to manage our medical costs;

•	changes in Medicaid payment levels and methodologies and the application of such methodologies by the government;

•	liabilities and other claims asserted against the Company;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels; and

•	demographic changes.

Investors should also refer to the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors” for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

ITEM 6.     Selected Financial Data

The following selected consolidated financial data should be read in connection with the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Selected financial data as of and for each of the years in the five-year period ended December 31, 2001 are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants.

	Year ended December 31,
	2001	2000	1999(a)	1998(b)	1997
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Revenues:
Premium	$880,510	$646,408	$392,296	$186,790	$64,878
Investment income	10,664	13,107	6,404	3,389	2,184

Total revenues	891,174	659,515	398,700	190,179	67,062

Expenses:
Health benefits	709,034	523,566	334,192	155,877	55,340
Selling, general and administrative	109,822	85,114	52,846	29,166	19,920
Depreciation and amortization	9,348	6,275	3,635	1,197	652
Interest	763	781	811	483	—

Total expenses	828,967	615,736	391,484	186,723	75,912

Income (loss) before income taxes	62,207	43,779	7,216	3,456	(8,850)
Income tax (expense) benefit	(26,127)	(17,687)	4,100	—	—

Net income (loss)	36,080	26,092	11,316	3,456	(8,850)
Accretion of redeemable preferred stock dividends	(6,228)	(7,284)	(7,284)	(6,126)	(5,740)

Net income (loss) attributable to common stockholders	$29,852	$18,808	$4,032	$(2,670)	$(14,590)

Basic net income (loss) per share	$8.08	$23.62	$7.11	$(5.07)	$(28.29)

Weighted average number of shares outstanding	3,694,844	796,409	567,146	526,651	515,750

Diluted net income (loss) per share	$2.08	$1.55	$0.66	$(5.07)	$(28.29)

Weighted average number of shares and potential dilutive common shares outstanding	16,649,721	15,818,175	14,695,324	526,651	515,750

	December 31,
	2001	2000	1999(a)	1998(b)	1997
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents and short and long-term investments	$301,837	$189,325	$166,218	$86,987	$35,904
Total assets	406,942	268,126	222,321	101,369	40,498
Long-term debt (including current portion)	—	6,177	8,010	10,000	—
Total liabilities	223,426	185,191	166,426	78,551	25,992
Redeemable preferred stock	—	78,190	70,906	59,422	49,096
Stockholders’ equity (deficit)	183,516	4,745	(15,011)	(36,604)	(34,590)

(a)
Membership increased from 113,000 at December 31, 1998 to 268,000 at December 31, 1999 due to the purchase of the Maryland and the District of Columbia Medicaid contract rights and related assets from Prudential Health Care, adding approximately 91,000 members (which was accounted for as a purchase) with the balance of the increase due to internal growth from existing contracts.

(b)
Membership increased from 41,000 at December 31, 1997 to 113,000 at December 31, 1998 primarily due to the purchase of the New Jersey Medicaid contract rights and related assets from Oxford Health Plans (which was accounted for as a purchase), adding approximately 27,000 members and an increase of 40,000 members in Houston due to the commencement of two new contracts with the balance of the increase due to internal growth from existing contracts.

ITEM 7.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

We are a multi-state managed health care company focused on serving people who receive health care benefits through state-sponsored programs, including Medicaid, SCHIP and FamilyCare. We were founded in December 1994 with the objective to become the leading managed care organization in the United States focused on serving people who receive these types of benefits.

The following table sets forth the approximate number of our members in each of our service areas for the periods presented.

	December
Market	2001	2000	1999	1998	1997
Fort Worth	50,000	40,000	33,000	23,000	24,000
Houston	100,000	57,000	40,000	42,000	2,000
Dallas	64,000	42,000	34,000	—	—
New Jersey	88,000	57,000	46,000	38,000	10,000
Maryland	118,000	95,000	83,000	—	—
District of Columbia	13,000	13,000	12,000	—	—
Illinois	39,000	29,000	20,000	10,000	5,000

Total	472,000	333,000	268,000	113,000	41,000

Discussion of Critical Accounting Policies

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition

We generate revenues primarily from premiums we receive from the states in which we operate to provide health benefits to our members. We generally receive premiums in advance of providing services, and recognize premium revenue during the period in which we are obligated to provide services to our members consistent with industry standards. We also generate revenues from investments. We generally receive a fixed premium per member per month to provide health care benefits to our members pursuant to our contracts with four states and the District of Columbia.

Estimating health benefits expense and claims payable

Our results of operations depend on our ability to effectively manage expenses related to health benefits as well as our ability to accurately predict costs incurred in recording the amounts in our consolidated financial statements. Expenses related to health benefits have two components: direct medical expenses and medically related administrative costs. Direct medical expenses include fees paid to hospitals, physicians and providers of ancillary medical services, such as pharmacy, laboratory, radiology, dental and vision. Medically related administrative costs include expenses related to services such as health promotion, quality assurance, case management, disease management and 24-hour on-call nurses. Direct medical expenses also include estimates of medical expenses incurred but not yet reported, or IBNR. For the year ended December 31, 2001, approximately 84.8% of our direct medical payments related to fees paid on a fee-for-service basis to our primary care physicians, specialist physicians and ancillary providers. The balance related to fees paid on a capitation, or per member, basis. Primary care and specialist physicians not paid on a capitated basis are paid on a maximum allowable fee schedule set forth in the contracts with our providers. We reimburse hospitals on a negotiated fixed dollar amount per day or an agreed upon percent of their standard charges. In Maryland, the state sets the amount reimbursed to hospitals.

Monthly, we estimate our IBNR based on a number of factors, including authorization data and prior claims experience. Authorization data is information captured in the Company’s medical management system, which identifies services requested by providers or members and approved by medical management. The medical cost related to these authorizations is estimated by pricing the approved services using contractual or historical amounts adjusted for known variables such as historical claims trends. These estimated costs are included as a component of IBNR. As part of this review, we also consider the costs to process medical claims, and estimates of amounts to cover uncertainties related to fluctuations in claims payment patterns, membership, products, and authorization trends. In addition, claims processing costs are accrued based on an estimate of the costs necessary to process unpaid claims. These estimates are adjusted as more information becomes available, and as adjustments are made, differences are included in current operations. We utilize the services of independent actuarial consultants who are contracted to review our estimates quarterly. The balance of claims payable is significant in relation to the consolidated financial statements. Judgements are made based on knowledge and experience about past and current events and assumptions about future events. There is a likelihood that actual results could be materially different if different assumptions or conditions prevail.

Our other operating expenses include expenses related to selling, general and administrative costs, interest, and depreciation and amortization. Selling, general and administrative costs include direct and indirect expenses. Direct expenses are those incurred to ensure delivery of services to our members. Most of these services involve replicable processes that can be delivered to all of our health plans more efficiently and effectively from our Virginia service center. The major centralized functions that are considered to generate direct expenses are member and provider services, claims processing and enrollment. Staffing in these areas is directly related to the number of members we are managing. Direct costs are also incurred in the field at the local health plan. Indirect expenses are generated by corporate governance for strategic direction, quality assurance, medical oversight, national branding, product development, mergers and acquisitions, legal, regulatory compliance, human resources, information technology, finance and network development. These functions are located in Virginia and the costs associated with them do not increase directly as membership increases.

Results of Operations

The following table sets forth selected operating ratios for each year in the three year period ending December 31, 2001. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

	2001	2000	1999
Premium revenue	98.8%	98.0%	98.4%
Investment income	1.2	2.0	1.6

Total revenues	100.0%	100.0%	100.0%

Health benefits(1)	80.5%	81.0%	85.2%
Selling, general and administrative expenses	12.3	12.9	13.3

Income before income taxes	7.0	6.6	1.8
Income tax (expense) benefit	(3.0)	(2.6)	1.0

Net income	4.0%	4.0%	2.8%

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenues

Premium revenue for the year ended December 31, 2001 increased $234.1 million, or 36.2% to $880.5 million from $646.4 million for the year ended December 31, 2000. The increase was principally due to internal growth in overall membership and to a lesser extent, the acquisition of the Medicaid contracts and related assets of Humana’s Houston, Texas business in August 2001 (15,000 members). Total membership increased 41.7% to 472,000 as of December 31, 2001 from 333,000 as of December 31, 2000.

Investment income decreased $2.4 million to $10.7 million for the year ended December 31, 2001. The decrease in investment income is primarily due to the continued decline in market interest rates partially offset by an increase in overall cash levels. Cash levels have primarily increased due to proceeds from our initial public offering and increases in the amount of premiums received versus the timing of the payment of the related health benefits.

Health Benefits

Expenses relating to health benefits for the year ended December 31, 2001 increased $185.4 million, or 35.4% to $709.0 million from $523.6 million for the year ended December 31, 2000. The increase was primarily due to the increase in membership. The health benefits ratio, as a percentage of premium revenue, for the year ended December 31, 2001 was 80.5% compared to 81.0% in 2000. The decrease in the health benefits ratio is primarily the result of a favorable impact of shifting high cost cases from managed care to fee-for-service in Illinois ($2.8 million expense savings related to health benefits), an increase in revenues resulting from the receipt of an HIV/AIDS supplemental payment from the State of Maryland as well as a change in our membership by product to include more SCHIP members than in prior years. This favorable impact was substantially offset by a normal incidence of respiratory conditions and influenza in the first quarter of 2001 as compared to a lower incidence in the first quarter of 2000.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $24.7 million to $109.8 million for the year ended December 31, 2001 compared to $85.1 million in 2000. The increase in selling, general and administrative expenses was primarily due to an increase in wages and related expenses for additional staff to support our increased membership. Our selling, general and administrative expense ratio to revenue was 12.3% and 12.9% for the year ended December 31, 2001 and 2000, respectively. The decrease in the ratio was a result of economies of scale and of fixed costs being spread over a larger membership base.

Interest expense

Interest expense was $763,000 and $781,000 for the years ended December 31, 2001 and 2000, respectively.

Provision for income taxes

Income tax expense for 2001 was $26.1 million with an effective tax rate of 42.0% as compared to $17.7 million in 2000 and an effective tax rate of 40.4%. The effective tax rate increased in 2001 due primarily to an increase in non-deductible expenses.

Net income

Net income for 2001 was $36.1 million, or $2.08 per diluted common share, compared to $26.1 million, or $1.55 per diluted common share for 2000.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Revenues

Premium revenue in 2000 increased 64.8% to $646.4 million from $392.3 million in 1999. The $254.1 million increase was due to a 24.3% increase in membership. Membership increased to 333,000 as of December 31, 2000 from 268,000 as of December 31, 1999. The increase in premium revenue in 2000 was due to the inclusion for the full year of premium revenues from the acquisition of the Medicaid contracts and related assets from Prudential Health Care in June and August 1999 ($109.0 million in premium revenue) and the commencement of service in Dallas in July 1999 ($48.8 million in premium revenue). The balance of the increase was due to internal membership growth.

Investment income increased 104.7% to $13.1 million in 2000 from $6.4 million in 1999. The $6.7 million increase was due to a 32.2% increase in cash and investments as of December 31, 2000 compared to December 31, 1999. The higher cash levels resulted from increases in the amount of premiums received during 2000 versus the timing of the payment of the related health benefits.

Health benefits

Expenses relating to health benefits increased 56.7% to $523.6 million in 2000 from $334.2 million in 1999. The $189.4 million increase was primarily due to the 24.3% increase in membership. The health benefits ratio in 2000 decreased to 81.0% from 85.2% in 1999. The year ended December 31, 2000 reflects a $1.6 million decrease in health benefit expenses due to a provider contract amendment which, among other things, more equitably allocates the risk among the parties.

The incidence of respiratory conditions and influenza reported in the first quarter of 2000 was less than in the first quarter of 1999. This reduction, together with the contract amendment described above and other factors, contributed to the 4.2% improvement in our health benefits ratio in 2000 from 1999. We consider the provider contract amendment and the reduced incidence of respiratory conditions and influenza to be atypical.

Selling, general and administrative expenses

Selling, general and administrative expenses in 2000 increased 61.1% to $85.1 million from $52.8 million in 1999. The $32.3 million increase was primarily due to an increase in wages and related expenses of $17.5 million for additional staff, and fees for additional third party contractors of $9.6 million to support our increased membership. The increase was also due in part to an increase in the experience rebate expense to $3.9 million where our profits exceeded specified levels in Texas for the contract period commencing September 1, 1999. The experience rebate payable is estimated and recorded monthly on a contract-to-date basis. However, our selling, general and administrative expenses ratio decreased to 12.9% in 2000 from 13.3% for 1999. This decrease in the ratio was a result of economies of scale and of fixed costs being spread over a larger membership base.

Interest expense

Interest expense decreased 3.7% to $781,000 in 2000 from $811,000 in 1999. This $30,000 decrease was due to the repayment of $1.8 million of our long-term debt. Our long-term debt, including the current portion, was $6.2 million as of December 31, 2000 compared to $8.0 million as of December 31, 1999.

Provision for income taxes

In 2000, we recorded $17.7 million of income tax expense as a result of an effective 40.4% tax rate compared to a tax benefit of $4.1 million in 1999.

Net income

Net income for 2000 was $26.1 million, or $1.55 per diluted common share, compared to $11.3 million, or $0.66 per diluted common share for 1999.

Selected Quarterly Operating Results

The following table sets forth unaudited quarterly results of our operations for each of the quarters in the years ended December 31, 2001 and 2000. This information has been prepared on the same basis as the consolidated financial statements and, in the opinion of our management, reflects adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly operating results are not necessarily indicative of future results of operations. This data should be read in conjunction with our consolidated financial statements and related notes included in this prospectus.

	Three Months Ended
2001	March 31	June 30	September 30	December 31
Premium revenue	$185,685	$209,145	$236,642	$249,038
Investment income	3,321	2,784	2,445	2,114
Health benefits	150,692	163,703	192,485	202,154
Selling, general and administrative expenses	24,098	28,112	27,442	30,170
Income before income taxes	12,001	17,594	16,543	16,069

	Three Months Ended
2000	March 31	June 30	September 30	December 31
Premium revenue	$147,654	$157,478	$166,061	$175,215
Investment income	2,710	3,089	3,640	3,668
Health benefits	118,332	125,768	135,038	144,428
Selling, general and administrative expenses	17,088	23,409	22,270	22,347
Income before income taxes	13,383	9,656	10,590	10,150

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flow from operations and borrowings under our credit facility. As of December 31, 2001 we had cash and cash equivalents of $183.9 million, short and long-term investments of $117.9 million and restricted investments on deposit for licensure of $18.5 million. As of December 31, 2001, there were no amounts outstanding under our credit facility.

On November 9, 2001, we completed our initial public offering of 4,985,000 shares of common stock including an over-allotment issuance of 585,000 shares at a price per share of $17.00. We received net proceeds from the offering of approximately $77.2 million. In conjunction with the offering, all Series A, B, C and D preferred stock in the aggregate was converted into 12,607,880 shares of common stock. The Company used proceeds from the offering to repay the balance of our long-term debt facility of approximately $4.4 million and to redeem our Series E mandatorily redeemable preferred stock for approximately $13.3 million. In addition, 1,123,823 shares of common stock were issued upon the exercise of all outstanding Series E warrants.

Cash from operations was $70.5 million for the year ended December 31, 2001 compared to $42.1 million for the year ended December 31, 2000. The increase in cash from operations is primarily due to increases in membership, improvements to operating margins and the impact of a prepayment of revenue received in 1999 attributable to operations in 2000. As of December 31, 2001, we had working capital of $59.8 million as compared to $36.7 million at December 31, 2000. Our minimum lease payments under all noncancelable operating leases are $3.8 million for 2002.

Cash used in investing activities increased to $78.1 million for the year ended December 31, 2001 from $8.4 million for the year ended December 31, 2000. The increase in cash used in investing activities was primarily due to the net purchases of held-to-maturity investments of $61.3 million from the net proceeds of the offering and purchases of property and equipment and software of $4.5 million and $4.1 million, respectively. Our property and equipment and software budgets are $12.5 million and $10.2 million for 2002.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of December 31, 2001, our investment portfolio consisted primarily of fixed-income securities. The average maturity is under nine months. We utilize investment vehicles such as municipal bonds, commercial paper, U.S. government backed agencies, and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average portfolio yield as of December 31, 2001 was approximately 2.47%.

Effective August 1, 2001, the Company purchased certain assets of Humana’s Houston, Texas Medicaid line of business for approximately $1.0 million. The assets purchased primarily consisted of Humana’s rights to provide managed care services to its Medicaid members.

On November 15, 2001, the Company purchased certain assets of MethodistCare, Inc.’s (‘‘MethodistCare’’) Houston, Texas Medicaid line of business for approximately $1.6 million. The assets purchased primarily consisted of MethodistCare’s rights to provide managed care services to its Medicaid members. The acquisition took effect January 1, 2002.

Cash provided by financing activities was $58.9 million for the year ended December 31, 2001 compared to cash used in financing activities of $1.5 million for the year ended December 31, 2000. Cash provided by financing activities consisted primarily of proceeds from the offering partially offset by principal payments on our long-term debt facility and the redemption of our Series E preferred stock.

On December 14, 2001, we entered into a $60 million revolving credit facility, which may be increased to $75 million, with Bank of America, N.A., UBS Warburg LLC and CIBC World Markets Corp. The proceeds of the facility will be available for general corporate purposes, including, without limitation, permitted acquisitions. The facility will accrue interest at one of the following rates, at our option: LIBOR plus the applicable margin or an alternate bank rate plus the applicable margin. The applicable margin for LIBOR borrowings is between 2.00% and 2.50% and the applicable margin for alternate base rate borrowings is between 1.00% and 1.50%. The applicable margin will vary depending on our leverage ratio. The facility is secured by substantially all of the assets of AMERIGROUP Corporation, including the stock of its subsidiaries. There is a commitment fee of 0.50% on the unused portion of the credit facility. The credit facility matures December 14, 2004. As of December 31, 2001, there were no amounts outstanding under the credit facility.

Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of December 31, 2001, our subsidiaries were in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements at least through the end of 2002.

At December 31, 2001, we served members who received health care benefits through nine contracts with the regulatory entities in the jurisdictions in which we operate, five of which individually accounted for 10% or more of our revenues for the year ended December 31, 2001, with the largest of these contracts representing approximately 30% of our revenues. If any of our contracts were not renewed or were terminated for cause or if we were to lose a contract in a re-bidding process, our business would suffer.

We believe that internally generated funds and the proceeds from the initial public offering will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months.

Recent Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), was issued which requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. We have adopted SFAS No. 141.

In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested annually for impairment. We have adopted SFAS No. 142 and have determined that our goodwill and intangible assets are not impaired. As of December 31, 2001, we had unamortized goodwill in the amount of approximately $19.4 million, which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense was approximately $1.0 million for the year ended December 31, 2001.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include HMOs and one managed care organization, or MCO. HMOs and MCOs are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders.

As of December 31, 2001, our subsidiaries had aggregate statutory capital and surplus of approximately $58.0 million, compared with the required minimum aggregate statutory capital and surplus requirements of approximately $20.0 million.

The National Association of Insurance Commissioners, or NAIC, has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies became effective as of December 31, 1998. The new HMO rules, which may vary from state to state, are currently being considered for adoption. Illinois and Texas adopted various forms of the rules as of December 31, 1999 and 2000, respectively. Maryland adopted risk-based capital rules for MCOs as of December 31, 2001. However, Maryland exempted all MCOs from the rules for the year ended December 31, 2001. New Jersey has not yet adopted risk-based capital. The NAIC’s HMO rules, if adopted by other states in their proposed form, may increase the minimum capital required for our subsidiaries.

Inflation

Although the general rate of inflation has remained relatively stable and health care cost inflation has stabilized in recent years, the national health care cost inflation rate still exceeds the general inflation rate. We use various strategies to mitigate the negative effects of health care cost inflation. Specifically, our health plans try to control medical and hospital costs through contracts with independent providers of health care services. Through these contracted care providers, our health plans emphasize preventive health care and appropriate use of specialty and hospital services.

While we currently believe our strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, new health care and pharmaceutical product introductions, demands from health care providers and customers, applicable regulations or other factors may affect our ability to control the impact of health care cost increases.

Compliance Costs

The new federal and state regulations promulgated under HIPAA mandating uniform standards for electronic transactions and confidentiality requirements of patient information are currently unsettled, making certainty of compliance impossible at this time. Due to the uncertainty surrounding the regulatory requirements, we cannot be sure that the systems and programs that we plan to implement will comply adequately with the regulations that are ultimately approved. We have completed an assessment of the programs and systems that we will need to implement in order to comply with the new regulations. In order to comply with the regulatory requirements, we will be required to employ additional or different programs and systems. We expect to spend approximately $5 million on HIPAA compliance in 2002. Further, compliance with these regulations will require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states.

Subsequent Events

In February 2002, Uwe E. Reinhardt, Ph.D. was appointed to fill a vacant seat on our board of directors. Dr. Reinhardt fills the vacancy created by the resignation of Kay Coles James. Ms. James resigned from our board of directors in order to accept the position of Director of Office of Personnel Management of the Federal Government, reporting directly to President George W. Bush. Dr. Reinhardt will join the board as a Class III director and his term will expire at our annual meeting in 2004.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2001 we had short-term investments of $55.2 million and long-term investments of $62.7 million. These investments consist of highly liquid investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

RISK FACTORS

Risks related to being a regulated entity

Changes in government regulations designed to protect providers and members rather than our stockholders could force us to change how we operate and could harm our business.

Our business is extensively regulated by the states in which we operate and by the federal government. These laws and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders. Congress is currently considering legislation commonly known as the Patients’ Bill of Rights. We cannot predict what impact such legislation, if adopted, would have on our business. Changes in existing laws and rules, the enactment of new laws and rules and changing interpretations of these laws and rules could, among other things:

•	force us to change how we do business,

•	restrict revenue and enrollment growth,

•	increase our health care and administrative costs,

•	impose additional capital requirements, and

•	increase or change our liability.

If state regulators do not approve payments of dividends and distributions by our subsidiaries to us, it may negatively affect our business strategy.

We principally operate through our health plan subsidiaries. These subsidiaries are subject to regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. If the regulators were to deny our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy.

Regulations may limit the extent to which we can increase our profits as a percentage of revenues.

Our New Jersey and Maryland subsidiaries are subject to minimum medical expense levels as a percentage of premium revenue. In New Jersey, contractual sanctions may be imposed if these levels are not met. In addition, our Texas plans are required to pay a rebate to the state in the event profits exceed established levels. These regulatory requirements, changes in these requirements and additional requirements by our other regulators may limit our ability to increase our overall profits as a percentage of revenues, which may harm our operating results. We have been required, and may in the future be required, to make payments to the states as a result of not meeting these expense and profit levels.

Our failure to comply with government regulations could subject us to civil and criminal penalties and limitations on our profitability.

Violation of the laws or regulations governing our operations could result in the imposition of sanctions, the cancellation of our contracts to provide services, or in the extreme case, the suspension or revocation of our licenses. For example, in two markets in which we operate we are required to spend a minimum percentage of our premium revenue on medical expenses. In one market, if we fail to comply with this requirement, we could be required to pay monetary damages. Additionally, we could be required to file a corrective plan of action with the state and we could be subject to further fines and additional corrective measures if we did not comply with the corrective plan of action. In the other market, our failure to comply could affect future rate determinations. These regulations may limit the profits we can obtain.

In the past we have been subject to sanctions as a result of violations of marketing regulations and timeliness of payment requirements. For example, in August 2000, our Illinois plan was notified by the Illinois Department of Public Aid, or IDPA, that its Office of Inspector General had commenced an investigation of allegations of misrepresentation and fraud by marketing representatives employed by our plan. We developed a corrective action plan to identify and correct past marketing improprieties and to reduce the likelihood of future violations, which has been approved by IDPA and is being implemented. Under our contract with IDPA, sanctions could be imposed, ranging from $5,000 to $25,000, and/or our right to enroll members could be suspended for some period of time, if the allegations are substantiated. We do not know if we will be informed as to when the investigation has been completed.

While we have not been subject to any fines or violations that were material, we cannot assure you that we will not become subject to material fines or other sanctions in the future. If we became subject to material fines or if other sanctions or other corrective actions were imposed upon us, our ability to continue to operate our business could be materially and adversely affected.

The State of Maryland recently adopted a statute that requires managed care organizations, or MCOs, to develop plans to guard against the financial insolvency of providers within the MCO’s network who accept financial risk from the MCO. These insolvency plans must be filed with and approved by the Commissioner of Insurance. Our Maryland health plan is engaged in the filing and approval process, which at this time is not yet complete. In the event a plan is ultimately disapproved, we could be required to terminate or restructure the relationship with the provider or face penalties and sanctions.

On October 12, 2001, we responded to a Civil Investigative Demand, or CID, of the HMO industry by the Office of the Attorney General of the State of Texas relating to processing of provider claims. We understand from the Office of the Attorney General that responses were required from the nine largest HMOs in Texas, of which we are the ninth. The other eight are HMOs that primarily provide commercial products. The CID is being conducted in connection with allegations of unfair contracting, delegating and payment practices and violations of the Texas Deceptive Trade Practices—Consumer Protection Act and article 21.21 of the Texas Insurance Code by HMOs. In meetings with representatives of the Attorney General, they agreed that our required response would be limited to providing information relating to our payment of hospital claims only. In addition, based upon our discussions with the Office of the Attorney General, it is our understanding that we are not currently the target of any investigation by that Office. On October 19, 2001 we filed our response to the CID including all information that we believed was required to be produced. On October 26, 2001, we received a request from the Office of the Attorney General that we clarify and supplement certain of our responses. We responded with a second filing on December 21, 2001. The Office of the Attorney General could request additional information or clarification which could be costly and time consuming for us to produce.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, broadened the scope of fraud and abuse laws applicable to health care companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA establishes new enforcement mechanisms to combat fraud and abuse, including a whistle blower program. Further, a new regulation promulgated pursuant to HIPAA imposes civil and criminal penalties for failure to comply with the health records privacy standards set forth in the regulation. The Department of Health and Human Services’, or HHS’, press release related to the new regulation calls on Congress to enact legislation to “fortify” penalties and to create a private right of action under HIPAA. The preamble to the new privacy regulation indicates that HHS intends to issue an enforcement rule related to the Administrative Simplification provisions of HIPAA. Enforcement of the privacy regulations is handled under the office of Civil Rights.

The federal government has enacted, and state governments are enacting, other fraud and abuse laws as well. Our failure to comply with HIPAA or these other laws could result in criminal or civil penalties and exclusion from Medicaid or other governmental health care programs and could lead to the revocation of our licenses. These penalties or exclusions, were they to occur, would negatively impact our ability to operate our business.

Compliance with new federal and state rules and regulations may require us to make unanticipated expenditures.

In August 2000, HHS issued a new regulation under HIPAA requiring the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. We are required to comply with the new regulation by October 16, 2002, although Texas and New Jersey have indicated that they may impose an earlier compliance deadline. Also in August 2000, HHS proposed a regulation that would require healthcare participants to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In December 2000, HHS issued a new regulation mandating heightened privacy and confidentiality protections under HIPAA which became effective on April 14, 2001. The Bush administration announced that the regulation may be revised in the future. If the regulation is not revised, compliance with it will be required by April 2003. However, states may seek exemptions from the requirements of the privacy regulation for state laws that impose stricter privacy standards with more timely compliance requirements.

In January 2001, the Centers for Medicare & Medicaid Services, or CMS (then the Health Care Financing Administration), published new federal regulations regarding Medicaid managed care. Since then, CMS has delayed the effective date of these regulations until August 16, 2002, and, on August 20, 2001, published new proposed regulations that would replace the January regulations in their entirety. If enacted, the proposed regulations would implement requirements of the Balanced Budget Act of 1997 that are intended to give states more flexibility in their administration of Medicaid managed care programs, provide certain new patient protections for Medicaid managed care enrollees, and require states’ rates to meet new actuarial soundness requirements.

The Bush administration’s review of the HIPAA and other newly published regulations, the states’ ability to promulgate stricter rules, and uncertainty regarding many aspects of the regulations make compliance with the relatively new regulatory landscape difficult. Our existing programs and systems will not enable us to comply in all respects with these new regulations. We have completed an assessment of the programs and systems that we will need to implement in order to comply with the new regulations. In order to comply with the regulatory requirements, we will be required to employ additional or different programs and systems. We expect to spend approximately $5 million on HIPAA compliance in 2002. Further, compliance with these pervasive regulations will require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states. The new regulations and the related costs to comply with the new regulations could have a material adverse effect on our business.

Changes in health care law may reduce our profitability.

Numerous proposals relating to changes in health care law have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. Changes in applicable laws and regulations are continually being considered and interpretations of existing laws and rules may also change from time to time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business. Although some of the recent changes in government regulations, such as the removal of the requirements on the enrollment mix between commercial and public sector membership, have encouraged managed care participation in public sector programs, we are unable to predict whether new laws or proposals will continue to favor or hinder the growth of managed health care.

A recent example is state and federal legislation which would enable physicians to collectively bargain with managed health care organizations. The legislation, as currently proposed, generally contains an exemption for public sector managed health care organizations. If legislation of this type were passed without this exemption, it would negatively impact our bargaining position with many of our providers and might result in an increase in our cost of providing medical benefits.

We cannot predict the outcome of these legislative or regulatory proposals, nor the effect which they might have on us. Legislation or regulations which require us to change our current manner of operation, provide additional benefits or change our contract arrangements may seriously harm our operations and financial results.

Reductions in Medicaid funding by the states could substantially reduce our profitability.

Most of our revenues come from state government Medicaid premiums. The base premium rate paid by each state differs, depending on a combination of various factors such as defined upper payment limits, a member’s health status, age, sex, county or region, benefit mix and member eligibility categories. Future levels of Medicaid premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and federal budgetary constraints. Changes to Medicaid programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or health care costs under such programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid. We believe that additional reductions in Medicaid payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state in the event of unavailability of state funds. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required.

If state governments do not renew our contracts with them, our business will suffer.

At December 31, 2001, we served members who received health care benefits through nine contracts with the regulatory entities in the jurisdictions in which we operate. Five of these contracts individually accounted for 10% or more of our revenues for the year ended December 31, 2001, with the largest of these contracts representing approximately 30% of our revenues. Some of our contracts are subject to a re-bidding process. For example, we are subject to a re-bidding process in each of our three Texas markets every six years. The first re-bidding in our Texas markets is scheduled to occur in 2002. Also, the District of Columbia has put its contracts out to bid. We submitted our bid to the District of Columbia on December 27, 2000 and entered into contract discussions with the District in March 2001. The District’s contract discussions with all plans are ongoing. All current contracts with the District have been extended through April 30, 2002. If any of our contracts were not renewed or were terminated for cause or if we were to lose a contract in a re-bidding process, our business would suffer. Most of our contracts expire in 2002 and have renewal provisions. Termination or non-renewal of any one contract could materially impact our revenues and operating results.

If a state fails to renew its federal waiver application for mandated Medicaid enrollment into managed care or such application is denied, our membership in that state will likely decrease.

States may only mandate Medicaid enrollment into managed care under federal waivers or demonstrations. Waivers and programs under demonstrations are approved for two-year periods and can be renewed on an ongoing basis if the state applies. We have no control over this renewal process. If a state does not renew its mandated program or the federal government denies the state’s application for renewal, our business would suffer as a result of a likely decrease in membership.

Our inability to participate in SCHIP programs may limit our growth rate.

SCHIP is a relatively new federal initiative designed to provide coverage for low-income children not otherwise covered by Medicaid or other insurance programs. Most states have adopted SCHIP programs but are just beginning to implement them. The programs vary significantly from state to state and it is not clear how they will be implemented. Participation in SCHIP programs is an important part of our growth strategy. If states do not allow us to participate or if we fail to win bids to participate, our growth strategy may be materially and adversely affected.

Risks related to our business

Receipt of inadequate premiums would negatively impact our revenues and profitability.

Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract, and we are obligated during the contract period to provide health care services as established by the state governments. We have less control over costs related to the provision of health care than we do over our selling, general and administrative expenses. Historically, our expenses related to health benefits as a percentage of premium revenue have fluctuated. For example, our expenses related to health benefits were 80.5% of our premium revenue in 2001, and 81.0% of our premium revenue in 2000. If premiums are not increased and expenses related to health benefits rise, our earnings could be impacted negatively. In addition, our actual health benefits costs may exceed our estimated costs. The premiums we receive under our current contracts may therefore be inadequate to cover all claims, which may cause our profits to decline.

Maryland sets the rates which must be paid to hospitals by all payors. It is possible for the state to increase rates payable to the hospitals without granting a corresponding increase in premiums to us. If this were to occur, or if other states were to take similar actions, our profitability would be harmed.

Our inability to manage medical costs effectively would reduce our profitability.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. Changes in health care regulations and practices, level of use of health care services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of health care services. Although we have been able to manage medical costs through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, our information systems and reinsurance arrangements, we may not be able to continue to manage costs effectively in the future. It is possible that claims previously denied and claims previously paid to non-network providers will be appealed and subsequently reprocessed at different amounts. This would result in an adjustment to claims expense. If our costs for medical services increase, our profits could be reduced, or we may not remain profitable.

Our limited ability to predict our incurred medical expenses accurately could negatively impact our reported results.

Our medical expenses include estimates of IBNR. We estimate our IBNR medical expenses based on a number of factors, including prior claims experience, maturity of markets, complexity of products and stability of provider networks. Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when criteria used to estimate IBNR change. We utilize the services of independent actuaries who are contracted on a regular basis to calculate and review the adequacy of our medical liabilities, in addition to using our internal resources. We cannot be sure that our IBNR estimates are adequate or that adjustments to such IBNR estimates will not harm our results of operations. Further, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the harm on our results.

We maintain reinsurance to protect us against severe or catastrophic medical claims, but we cannot assure you that such reinsurance coverage will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain it.

Difficulties in executing our acquisition strategy could adversely affect our business.

Historically, the acquisition of Medicaid contract rights and related assets of other health plans both in our existing service areas and in new markets has accounted for a significant amount of our growth. For example, of the $254.1 million increase in our premium revenue from 1999 to 2000, approximately $109.0 million was attributable to our acquisition of contract rights and related assets from Prudential Health Care. Although we cannot predict our rate of growth as the result of acquisitions with any accuracy, we believe that acquisitions similar in nature to those we have historically executed will be important to our growth strategy. Many of the other potential purchasers of these assets have greater financial resources than we have. In addition, many of the sellers are interested in either (1) selling, along with their Medicaid assets, other assets in which we do not have an interest; or (2) selling their companies, including their liabilities, as opposed to just the assets of the ongoing business. Therefore, we cannot be sure that we will be able to complete acquisitions on terms favorable to us or that we can obtain the necessary financing for these acquisitions.

We are currently evaluating proposals to acquire additional businesses. These proposals are at various stages of consideration and we may enter into letters of intent or other agreements relating to these proposals at any time. However, we cannot predict when or whether we will actually acquire these businesses.

We are generally required to obtain regulatory approval from one or more state agencies when making acquisitions. In the case of an acquisition of a business located in a state in which we do not currently operate, we would be required to obtain the necessary licenses to operate in that state. In addition, although we may already operate in a state in which we acquire a new business, we will be required to obtain additional regulatory approval if, as a result of the acquisition, we will operate in an area of the state in which we did not operate previously. There can be no assurance that we would be able to comply with these regulatory requirements for an acquisition in a timely manner, or at all.

Our current credit facility imposes certain restrictions on acquisitions. We may not be able to meet these restrictions.

In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate our acquisitions with our existing operations. This may include the integration of:

•	additional employees who are not familiar with our operations,

•	existing provider networks, which may operate on different terms than our existing networks,

•	existing members, who may decide to switch to another health care provider, and

•	disparate information and recordkeeping systems.

Accordingly, we may be unable to successfully identify, consummate and integrate future acquisitions or operate acquired businesses profitably. We also may be unable to obtain sufficient additional capital resources for future acquisitions. There can be no assurance that incurring expenses to acquire a business will result in the acquisition being consummated. These expenses could impact our selling, general and administrative expense ratio. If we are unable to effectively execute our acquisition strategy, our future growth will suffer and our results of operations could be harmed.

Failure of a new business of ours would negatively impact our results of operations.

Start-up costs associated with a new business can be substantial. For example, in order to obtain a certificate of authority in most jurisdictions, we must first establish a provider network, have systems in place and demonstrate our ability to be able to obtain a state contract and process claims. If we were unsuccessful in obtaining the necessary license, winning the bid to provide service or attracting members in numbers sufficient to cover our costs, the new business would fail. We also could be obligated by the state to continue to provide services for some period of time without sufficient revenue to cover our ongoing costs or recover start-up costs. The loss of the costs associated with starting up the business could have a significant impact on our results of operations.

Ineffective management of our growth may negatively affect our results of operations, financial condition and business.

We have experienced rapid growth. In 1996, our first full year of operations, we had $22.9 million of premium revenue. In 2001, we had $880.5 million in premium revenue. This increase represents a compound annual growth rate of 107.4%.

Depending on acquisition and other opportunities, we expect to continue to grow rapidly. Continued growth could place a significant strain on our management and on other resources. We anticipate that continued growth, if any, will require us to continue to recruit, hire, train and retain a substantial number of new and highly-skilled medical, administrative, information technology, finance and other support personnel. Our ability to compete effectively depends upon our ability to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we continue to experience rapid growth, our personnel, systems, procedures and controls may be inadequate to support our operations, and our management may fail to anticipate adequately all demands that growth will place on our resources. In addition, due to the initial costs incurred upon the acquisition of new businesses, rapid growth could adversely affect our short-term profitability. If we are unable to manage growth effectively, our business, operating results and financial condition could suffer.

We are subject to competition which impacts our ability to increase our penetration of the markets that we service.

We compete for members principally on the basis of size and quality of provider network, benefits provided and quality of service. We compete with numerous types of competitors, including other health plans and traditional state Medicaid programs that reimburse providers as care is provided. Some of the health plans with which we compete have substantially larger enrollments, greater financial and other resources and offer a broader scope of products than we do.

While many states mandate health plan enrollment for Medicaid eligible participants, the programs are voluntary in other states, such as Illinois. Subject to limited exceptions by federally approved state applications, the federal government requires that there be choice for Medicaid recipients among managed care programs. Voluntary programs and mandated competition will impact our ability to increase our market share.

In addition, in most states in which we operate we are not allowed to market directly to potential members, and therefore, we rely on creating name brand recognition through our community-based programs. Where we have only recently entered a market or compete with health plans much larger than we are, we may be at a competitive disadvantage unless and until our community-based programs and other promotional activities create brand awareness.

Restrictions and covenants in our new credit facility may limit our ability to take actions.

During 2001, the Company entered into a Credit and Guaranty Agreement with three banks to obtain a $60 million revolving credit facility, which may be increased to $75 million upon syndication. The credit facility is secured by the assets of AMERIGROUP Corporation and by the common stock of its wholly-owned subsidiaries. There are currently no draws on the facility.

Events beyond our control, such as prevailing economic conditions and changes in the competitive environment, could impair our operating performance, which could affect our ability to comply with the terms of the credit facility. Breaching any of the covenants or restrictions could result in the unavailability of the facility or a default under the credit facility. We cannot assure you that our assets or cash flow will be sufficient to fully repay outstanding borrowings under the credit facility or that we would be able to restructure such indebtedness on terms favorable to us. If we were unable to repay, refinance or restructure our indebtedness under the credit facility, the lenders could proceed against the collateral securing the indebtedness.

The loss of the services of our Chairman of the Board of Directors and Chief Executive Officer would harm our operations.

We are highly dependent on the efforts of Mr. Jeffrey McWaters, our Chairman of the Board of Directors and Chief Executive Officer. Mr. McWaters, as our founder, has been instrumental in developing our mission and forging our relationships with our government client-customers and the communities we serve. We cannot assure you that we will be able to retain Mr. McWaters or attract a suitable replacement or additional personnel if required. We have an employment agreement with Mr. McWaters with an initial expiration of October 2002 with automatic one year renewals from that point forward. Pursuant to this agreement, if Mr. McWaters were to voluntarily terminate his employment with us, he would lose his entitlement to severance benefits. We cannot be sure that the employment agreement creates sufficient incentives for Mr. McWaters to continue his employment with us. While we believe that we could find a replacement for Mr. McWaters if he were to leave, the loss of his services could harm our operations.

Our inability to maintain satisfactory relationships with our provider networks would harm our profitability.

Our profitability depends, in large part, upon our ability to contract favorably with hospitals, physicians and other health care providers. Our provider arrangements with our primary care physicians and specialists usually are for one- to two-year periods and automatically renew for successive one year terms, subject to termination for cause by us based on provider conduct or other appropriate reasons. The contracts generally may be cancelled by either party upon 90 to 120 days prior written notice. Our contracts with hospitals are usually for one- to two-year periods and automatically renew for successive one year periods, subject to termination for cause due to provider misconduct or other appropriate reasons. Generally, our hospital contracts may be canceled by either party without cause on 90 to 150 days prior written notice. There can be no assurance that we will be able to continue to renew such contracts or enter into new contracts enabling us to service our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our providers, we may be unable to enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our profitability will be harmed.

We are dependent on our relationship with Cook Children’s Physician Network. Any material modification or discontinuation of this relationship could harm our results of operations.

Cook Children’s Physician Network is our exclusive provider network for pediatric services in Fort Worth, Texas, where we had approximately 50,000 members as of December 2001. If the terms of our contract with Cook Children’s were to change significantly or Cook Children’s were to terminate its agreement with us, our costs to provide health care in this area could increase. We could lose members if Cook Children’s chose to associate with another HMO or if it obtained its own contract with the state to provide health care services to Medicaid recipients.

Negative publicity regarding the managed care industry may harm our business and operating results.

Recently, the managed care industry has received negative publicity. This publicity has led to increased legislation, regulation, review of industry practices and private litigation in the commercial sector. These factors may adversely affect our ability to market our services, require us to change our services and increase the regulatory burdens under which we operate, further increasing the costs of doing business and adversely affecting our operating results.

We may be subject to claims relating to medical malpractice, which could cause us to incur significant expenses.

Our providers and employees involved in medical care decisions may be exposed to the risk of medical malpractice claims. In addition, states are beginning to adopt legislation that permits managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. Claims of this nature, if successful, could result in substantial damage awards against us and our providers that could exceed the limits of any applicable insurance coverage. Therefore, successful malpractice or tort claims asserted against us, our providers or our employees could adversely affect our financial condition and profitability.

In addition, we may be subject to other litigation that may adversely affect our business or results of operations. We maintain errors and omissions insurance and such other lines of coverage as we believe is reasonable in light of our experience to date. However, this insurance may not be sufficient or available at a reasonable cost to protect us from liabilities which might adversely affect our business or results of operations. Even if any claims brought against us were unsuccessful or without merit, we would still have to defend ourselves against such claims. Any such defenses may be time-consuming and costly, and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

Changes in the number of Medicaid eligibles as a result of state and federal budgets decreasing or not increasing, or during a period of general economic improvement, could cause our operating results to suffer.

Historically, the number of persons eligible to receive Medicaid benefits has increased more rapidly during periods of rising unemployment, corresponding to less favorable general economic conditions. However, during such economic downturns, state and federal budgets could decrease, causing states to attempt to cut health care programs, benefits and rates. If this were to happen while our membership was increasing, our results of operations could suffer. Conversely, the number of persons eligible to receive Medicaid benefits may grow more slowly or even decline if economic conditions improve, thereby causing our operating results to suffer.

Our inability to integrate and manage our information systems effectively could disrupt our operations.

Our operations are significantly dependent on effective information systems. The information gathered and processed by our information systems assists us in, among other things, monitoring utilization and other cost factors, processing provider claims and providing data to our regulators. Our providers also depend upon our information systems for membership verifications, claims status and other information.

Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, our acquisition activity requires frequent transitions to or from, and the integration of, various information systems. We are continually upgrading and expanding our information systems capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly maintain or expand our information systems, we could suffer, among other things, from operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
AMERIGROUP Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated income statements and statements of stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERIGROUP Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, AMERIGROUP Corporation adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” and certain provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, as required for goodwill resulting from business combinations consummated after June 30, 2001.

February 8, 2002
Norfolk, Virginia

/s/ KPMG LLP

ITEM 8.     Financial Statements and Supplementary Data

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 and 2000
(Dollars in thousands)

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$183,900	$132,662
Short-term investments	55,230	56,663
Premium receivables	29,301	15,722
Deferred income taxes	4,518	4,575
Prepaid expenses and other current assets	7,416	7,162

Total current assets	280,365	216,784
Property and equipment, net	15,014	10,064
Software, net of accumulated amortization of $4,738 and $1,775 at December 31, 2001 and 2000, respectively	9,581	9,139
Goodwill, net of accumulated amortization of $5,873 and $4,896 at December 31, 2001 and 2000, respectively	19,407	17,767
Long-term investments	62,707	—
Investments on deposit for licensure.	18,501	12,864
Other long-term assets	1,367	1,508

	$406,942	$268,126

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Claims payable	$180,346	$150,462
Accounts payable	6,295	5,281
Accrued expenses and other current liabilities	33,918	22,294
Current portion of long-term debt	—	2,000

Total current liabilities	220,559	180,037
Long-term debt	—	4,177
Deferred income taxes and other long-term liabilities	2,867	977

Total liabilities	223,426	185,191

Redeemable preferred stock:
Series E mandatorily redeemable preferred stock, $0.01 par value. Authorized 2,000,000 shares; issued and outstanding 2,000,000 shares as of December 31, 2000	—	11,874
Series A convertible preferred stock, $.01 par value. Authorized 8,000,000 shares; issued and outstanding 8,000,000 shares as of December 31, 2000	—	15,464
Series B convertible preferred stock, $.01 par value. Authorized 7,025,000 shares; issued and outstanding 7,025,000 shares as of December 31, 2000	—	25,324
Series C convertible preferred stock, $.01 par value. Authorized 6,480,000 shares; issued and outstanding 6,480,000 shares as of December 31, 2000	—	25,528

Total redeemable preferred stock	—	78,190

Stockholders’ equity (note 1):
Series D convertible preferred stock, $0.01 par value. Authorized 10,000,000 shares; issued and outstanding 3,710,775 shares as of December 31, 2000	—	37
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 19,851,690 and 907,782 at December 31, 2001 and 2000, respectively	207	16
Additional paid-in capital	168,668	20,263
Retained earnings (accumulated deficit)	15,416	(14,436)
Deferred compensation	(775)	(1,135)

Total stockholders’ equity	183,516	4,745

	$406,942	$268,126

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except for per share data)

	Years ended December 31,
	2001	2000	1999
Revenues:
Premium	$880,510	$646,408	$392,296
Investment income	10,664	13,107	6,404

Total revenues	891,174	659,515	398,700

Expenses:
Health benefits	709,034	523,566	334,192
Selling, general and administrative	109,822	85,114	52,846
Depreciation and amortization	9,348	6,275	3,635
Interest	763	781	811

Total expenses	828,967	615,736	391,484

Income before income taxes	62,207	43,779	7,216
Income tax (expense) benefit	(26,127)	(17,687)	4,100

Net income	36,080	26,092	11,316
Accretion of redeemable preferred stock dividends	(6,228)	(7,284)	(7,284)

Net income attributable to common stockholders	$29,852	$18,808	$4,032

Net income per share:
Basic net income per share	$8.08	$23.62	$7.11

Weighted average number of common shares outstanding	3,694,844	796,409	567,146

Diluted net income per share	$2.08	$1.55	$0.66

Weighted average number of common shares and potential dilutive common shares outstanding	16,649,721	15,818,175	14,695,324

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands)

	Common stock		Series D convertible preferred stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Deferred compensation	Total stockholders’ equity (deficit)
Balances at December 31,1998	529,136	$10	—	$—	$662	$(37,276)	$—	$(36,604)
Warrants issued in conjunction with Series E mandatorily redeemable preferred stock	—	—	—	—	800	—	—	800
Common stock issued upon exercise of stock options	111,496	1	—	—	99	—	—	100
Series D convertible preferred stock issued in conjunction with acquisition	—	—	3,710,775	37	16,624	—	—	16,661
Accreted dividends on redeemable preferred stock	—	—	—	—	—	(7,284)	—	(7,284)
Net income	—	—	—	—	—	11,316	—	11,316

Balances at December 31, 1999	640,632	11	3,710,775	37	18,185	(33,244)	—	(15,011)
Common stock issued upon exercise of stock options	267,150	5	—	—	245	—	—	250
Accreted dividends on redeemable preferred stock	—	—	—	—	—	(7,284)	—	(7,284)
Issuance of common stock options at below market value	—	—	—	—	1,833	—	(1,833)	—
Amortization of deferred compensation	—	—	—	—	—	—	698	698
Net income	—	—	—	—	—	26,092	—	26,092

Balances at December 31, 2000	907,782	16	3,710,775	37	20,263	(14,436)	(1,135)	4,745
Common stock issued upon exercise of stock options and warrants	227,205	4	—	—	236	—	—	240
Common stock issued upon initial public offering (note 1)	4,985,000	50	—	—	77,168	—	—	77,218
Conversion of convertible preferred stock (note 1)	12,607,880	126	(3,710,775)	(37)	71,009	—	—	71,098
Common stock issued upon exercise of Series E mandatorily redeemable preferred stock warrants (note 1)	1,123,823	11	—	—	(8)	—	—	3
Accreted dividends on redeemable preferred stock	—	—	—	—	—	(6,228)	—	(6,228)
Amortization of deferred compensation	—	—	—	—	—	—	360	360
Net income	—	—	—	—	—	36,080	—	36,080

Balances at December 31, 2001	19,851,690	$207	—	$—	$168,668	$15,416	$(775)	$183,516

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$36,080	$26,092	$11,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,348	6,275	3,635
Deferred tax (benefit) expense	(124)	1,204	(5,294)
Amortization of deferred compensation	360	698	—
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	(13,579)	(8,476)	(7,246)
Prepaid expenses and other current assets	(254)	(3,659)	(953)
Deferred income taxes and other assets	72	415	(1,588)
Claims payable	29,884	36,090	59,978
Accounts payable and accrued expenses and other current liabilities	11,725	12,817	6,619
Unearned revenue	—	(27,960)	27,960
Deferred income taxes and other long-term liabilities	(3,015)	(1,390)	1,450

Net cash provided by operating activities	70,497	42,106	95,877

Cash flows from investing activities:
Proceeds from redemption of held-to-maturity securities	196,267	226,555	73,422
Purchase of held-to-maturity investments	(257,541)	(217,379)	(138,008)
Purchase of property and equipment	(4,502)	(5,098)	(4,647)
Purchase of software	(4,106)	(8,570)	(1,176)
Proceeds from sale of investments on deposit for licensure	29,318	8,502	1,677
Purchase of investments on deposit for licensure	(34,955)	(12,374)	(9,002)
Purchase of contract rights and related assets	(2,617)	—	(500)

Net cash used in investing activities	(78,136)	(8,364)	(78,234)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	—	8,137
Change in bank overdrafts	913	124	(5,900)
Payment of debt	(6,177)	(1,833)	(10,333)
Proceeds from exercise of common stock options and warrants	243	250	100
Proceeds from issuance of common stock upon the initial public offering, net of issuance costs	77,218	—	—
Redemption of Series E mandatorily redeemable preferred stock	(13,320)	—	—
Proceeds from issuance of Series E mandatorily redeemable preferred stock and related warrants	—	—	5,000

Net cash provided by (used in) financing activities	58,877	(1,459)	(2,996)

Net increase in cash and cash equivalents	51,238	32,283	14,647
Cash and cash equivalents at beginning of period	132,662	100,379	85,732

Cash and cash equivalents at end of period	$183,900	$132,662	$100,379

In 1999, AMERIGROUP Corporation issued 3,710,775 shares of Series D convertible preferred stock, valued at $16,661, to The Prudential Insurance Company of America (Prudential) in exchange for certain assets of Prudential’s Medicaid line of business in the District of Columbia and the State of Maryland (note 5).

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(Dollars in thousands, except for per share data)

(1)    Corporate Organization and Principles of Consolidation

(a)    Corporate Organization

AMERIGROUP Corporation, a Delaware corporation, is a multi-state managed health care company focused on serving people who receive health care benefits through state-sponsored programs, including Medicaid, State Children’s Health Insurance Program, or SCHIP, and FamilyCare.

During 1995, we incorporated wholly-owned subsidiaries in New Jersey, Illinois and Texas to develop, own and operate health maintenance organizations (HMOs) in those states. During 1996, we began enrolling Medicaid members in HMOs: AMERIGROUP New Jersey, Inc., AMERIGROUP Illinois, Inc. and AMERIGROUP Texas, Inc. During 1999, we incorporated a wholly-owned subsidiary in Delaware, AMERIGROUP Maryland, Inc., a Managed Care Organization, to develop, own and operate a managed care organization (MCO) in Maryland and an HMO in the District of Columbia. This subsidiary purchased certain contracts and related assets from The Prudential Insurance Company of America and the Prudential Health Care Plan, Inc. (Prudential) relating to its Medicaid lines of business in the State of Maryland and the District of Columbia during 1999 (note 5).

On November 9, 2001, we completed our initial public offering of 4,985,000 shares of common stock including an over-allotment issuance of 585,000 shares at a price per share of $17.00. We received net proceeds from the offering of $77,218. In conjunction with the offering, all Series A, B, C and D preferred stock in the aggregate was converted into 12,607,880 shares of common stock. The proceeds from the offering were used to repay the balance of our long-term debt facility of $4,352 and to redeem the Series E mandatorily redeemable preferred stock for $13,320. In addition, 1,123,823 shares of common stock were issued upon the exercise of all outstanding Series E warrants.

(b)    Principles of Consolidation

The consolidated financial statements include the financial statements of AMERIGROUP Corporation and our four wholly-owned subsidiaries: AMERIGROUP New Jersey, Inc., AMERIGROUP Illinois, Inc., AMERIGROUP Texas, Inc. and AMERIGROUP Maryland, Inc., a Managed Care Organization. All significant intercompany balances and transactions have been eliminated in consolidation.

(2)    Summary of Significant Accounting Policies and Practices

(a)    Cash Equivalents

We consider all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. We had cash equivalents of $121,941 and $120,305 at December 31, 2001 and 2000, respectively, which consist of money market funds, U.S. Treasury securities, certificates of deposit, asset-backed securities and debt securities of government sponsored entities.

(b)    Short and Long-Term Investments and Investments on Deposit for Licensure

Short and long-term investments and investments on deposit for licensure at December 31, 2001 and 2000 consist of money market funds, U.S. Treasury securities, certificates of deposit, asset-backed securities, debt securities of government sponsored entities and municipal bonds. We consider all investments with maturities greater than three months but less than twelve months to be short-term investments. We classify our debt and equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2001 and 2000, all of our securities are classified as held-to-maturity.

Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Dividend and interest income is recognized when earned.

(c)    Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property and equipment held under leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives are as follows:

Leasehold improvements	length of lease
Furniture and fixtures	5-7 years
Equipment	3-5 years

(d)    Software

Software is stated at cost and in accordance with Statement of Position 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Software is amortized over its estimated useful life of three years, using the straight-line method.

(e)    Goodwill

Goodwill represents the excess of aggregate purchase price over the estimated fair value of net assets acquired. Goodwill acquired prior to July 1, 2001, was amortized on a straight-line basis over 18 months to 20 years, the expected periods to be benefited. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), goodwill acquired subsequent to July 1, 2001 is not amortized. In addition, all existing goodwill will no longer be amortized effective January 1, 2002. We assess the recoverability of goodwill by determining whether the goodwill balance can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. No impairment of goodwill was recorded in 2001, 2000 and 1999.

(f)    Other Assets

Other assets include deposits, restricted cash (see note 3) and debt issuance costs.

(g)    Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h)    Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock.

(i)    Premium Revenue

We record premium revenue based on membership and premium information from each state. Premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide service to members.

(j)    Experience Rebate Payable

Experience rebate payable, included in accrued expenses and other current liabilities, consists of estimates of amounts due under contracts with a state government. These amounts are computed based on a percentage of the contract profits, as defined, of each contract with the state. The profitability computation includes premium revenue received from the state less actual medical and administrative costs incurred and paid and less estimated unpaid claims payable for the applicable membership. The unpaid claims payable estimates are based on historical payment patterns using actuarial techniques. A final settlement is made 334 days after the contract period ends using paid claims data. Any adjustment made to the experience rebate payable as a result of final settlement is included in current operations.

(k)    Claims Payable

Accrued medical expenses for inpatient, outpatient surgery, emergency room, specialist, pharmacy and ancillary medical claims include amounts billed and not paid and an estimate of cost incurred for unbilled services provided. These liabilities are principally based on historical payment patterns using actuarial techniques. In addition, claims processing costs are accrued based on an estimate of the costs necessary to process unpaid claims. Claims payable are reviewed and adjusted periodically and, as adjustments are made, differences are included in current operations. Claims payable also includes estimates of amounts due to or from contracted providers under risk-sharing arrangements. The arrangements are based upon quality measures as well as medical results. Estimates relating to risk-sharing arrangements are calculated as a percentage, typically 25% to 50%, of the differences between actual results and specified targets of medical expense as well as a sharing of profits in excess of the targeted medical and administrative expenses, typically 7% to 10% of total premiums covered under the contract.

(l)    Stop-loss Coverage

Stop-loss premiums, net of recoveries, are included in health benefits expense in the accompanying Consolidated Income Statements.

(m)    Impairment of Long-Lived Assets

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets, determined based upon discounted future cash flows or if available, other readily determinable evidence of fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment of long-lived assets was recorded in 2001, 2000 and 1999.

(n)    Net Income Per Share

Basic net income per share has been computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential common shares and has been computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include all outstanding stock options and warrants after applying the treasury stock method and convertible redeemable preferred stock to the extent it is dilutive.

On June 30, 2000, our Board of Directors and stockholders approved a one-for-two reverse stock split of our common stock. All agreements concerning stock options and warrants to purchase common stock provide for adjustments in the number of options or warrants and the related exercise price in the event of the declaration of a reverse stock split. All references to number of shares, except shares authorized, to common stock per share information, except par value per share and to stock options and warrants to purchase common stock in the consolidated financial statements have been restated to reflect the stock split on a retroactive basis.

(o)    Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(p)     Risks and Uncertainties

Our profitability depends in large part on accurately predicting and effectively managing health benefits expense. We continually review our premium and benefit structure to reflect its underlying claims experience and revised actuarial data; however, several factors could adversely affect the health benefits expense. Certain of these factors, which include changes in health care practices, inflation, new technologies, major epidemics, natural disasters and malpractice litigation, are beyond any health plan’s control and could adversely affect our ability to accurately predict and effectively control health care costs. Costs in excess of those anticipated could have a material adverse effect on our results of operations.

At December 31, 2001, we served members who received health care benefits through nine contracts with the regulatory entities in the jurisdictions in which we operate. Five of these contracts individually accounted for 10% or more of our revenues for the year ended December 31, 2001, with the largest of these contracts representing approximately 30% of our revenues.

(q)     Recent Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), was issued which requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. We have adopted SFAS No. 141.

In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested annually for impairment. We have adopted SFAS No. 142 and have determined that our goodwill and other intangible assets are not impaired. As of December 31, 2001, we had unamortized goodwill in the amount of $19,407, which will be subject to the transition provisions of SFAS Nos. 141 and 142. Goodwill amortization expense was $977 in 2001.

(3)    Short and Long-Term Investments, Investments on Deposit for Licensure and Restricted Cash

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity short-term investments are as follows at December 31, 2001 and 2000:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
2001:
Debt securities of government sponsored entities	$55,230	$90	$44	$55,276

2000:
Money market funds	$4,434	$—	$23	$4,411
U.S. Treasury securities	290	2	—	292
Asset-backed securities	4,700	—	18	4,682
Debt securities of government sponsored entities	47,239	—	18	47,221

Total	$56,663	$2	$59	$56,606

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity long-term investments are as follows at December 31, 2001:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
2001:
Municipal bonds	$11,232	$—	$57	$11,175
Debt securities of government sponsored entities	51,475	83	36	51,522

Total	$62,707	$83	$93	$62,697

As a condition for licensure by various state governments to operate HMOs or MCOs, we are required to maintain certain funds on deposit with or under the control of the various departments of insurance. Accordingly, at December 31, 2001 and 2000, the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for these held-to-maturity securities are summarized as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
2001:
U.S. Treasury securities, mature within one year	$6,016	$2	$34	$5,984
Debt securities of government sponsored entities, mature within one year	11,793	23	—	11,816
Cash escrow account	692	—	—	692

Total	$18,501	$25	$34	$18,492

2000:
U.S. Treasury securities, mature within one year	$7,954	$10	$—	$7,964
Debt securities of government sponsored entities, mature within one year	4,218	—	1	4,217
Cash escrow account	692	—	—	692

Total	$12,864	$10	$1	$12,873

The state governments in which we operate require us to maintain investments on deposit in specific dollar amounts based on either formulas or set amounts as determined by state regulations. We purchase interest-based investments with a fair value equal to or greater than the required dollar amount. The interest that accrues on these investments is not restricted and is available for withdrawal.

As a condition of our Loan and Security Agreement (note 7), we were required to maintain cash in an account maintained with the lender equal to at least 25% of the total debt outstanding under the agreement. The restricted cash on deposit is subject to a lien in favor of the lender. At December 31, 2000, we maintained $1,553 in an account with the lender’s Agent. Of this amount, $509 was included in other current assets and $1,044 was included in other long-term assets in the accompanying 2000 Consolidated Balance Sheet.

(4)    Property and Equipment, Net

Property and equipment, net at December 31, 2001 and 2000 is summarized as follows:

	2001	2000
Leasehold improvements	$3,992	$3,224
Furniture and fixtures	4,858	3,779
Equipment	16,009	8,381

	24,859	15,384
Less accumulated depreciation and amortization	(9,845)	(5,320)

	$15,014	$10,064

(5)    Contracts Purchased

(a)     Prudential

Effective June 1, 1999, we purchased certain assets and provider contracts of Prudential’s Medicaid line of business in Maryland. Additionally, effective August 1, 1999, we purchased certain assets and provider contracts of Prudential’s Medicaid line of business in the District of Columbia. The assets purchased consist of Prudential’s rights to provide managed care services to its Maryland and District of Columbia HMO members and the assignment of Prudential’s contracts with health care providers. We utilized the purchase method of accounting. For consideration of these assets received, we issued 3,710,775 shares of Series D two-to-one (giving effect to the reverse stock split—note 13a) convertible preferred stock at a fair value of $16,661. We recorded goodwill of $17,161 based on the fair value of the assets received and the transaction costs of $500 related to the acquisition. Prudential’s provider contracts were assigned to us for approximately one year, during which time we actively recontracted with the providers. Although acquiring the Prudential provider contracts was necessary to meet certain Maryland and District of Columbia network requirements, we kept the Prudential provider contracts for a limited period, therefore, no value was assigned to the acquired provider contracts. The goodwill is amortized on a straight-line basis over 20 years, except for $3,021 of goodwill related to a component of the Medicaid line of business in Maryland which is amortized over 18 months. This component relates to members served by a major provider under a renewable contract with an initial term of 18 months. This provider contract was extended and expired December 31, 2001.

The following unaudited pro forma summary information presents the consolidated income statement information for the year ended December 31, 1999, as if the aforementioned transaction had been consummated on January 1, 1999, and do not purport to be indicative of what would have occurred had the acquisition been made at that date or of the results which may occur in the future. Full year results for the aforementioned transaction is included in the accompanying 2001 and 2000 Consolidated Income Statements.

1999
Premium revenue	$479,545

Net income	$7,008

Diluted net income per share	$0.36

The unaudited pro forma summary information reflects adjustments made to our historical statements by including the applicable results of operations of Prudential’s Medicaid lines of business in Maryland and the District of Columbia prior to the acquisition.

Amortization of goodwill associated with this acquisition that has been included in the determination of pro forma net income and diluted net income per share for the year ended December 31, 1999 was $2,991. In accordance with SFAS No. 142, goodwill will no longer be amortized effective January 1, 2002.

(b)    Humana

Effective August 1, 2001, we purchased certain assets of Humana Inc.’s (“Humana”) Houston, Texas Medicaid line of business. The assets purchased consisted of Humana’s rights to provide managed care services to its Medicaid members. We utilized the purchase method of accounting. We paid $1,048 in cash including transaction costs, resulting in goodwill of the same amount. We operated as a Medicaid HMO in Houston, Texas prior to this acquisition.

(c)    MethodistCare

On November 15, 2001, we entered into a purchase agreement for certain assets of MethodistCare, Inc.’s (MethodistCare) Houston, Texas Medicaid line of business. The assets purchased consisted of MethodistCare’s rights to provide managed care services to its Medicaid members. The acquisition was effective January 1, 2002. We utilized the purchase method of accounting. We paid $1,569 in cash including transaction costs, resulting in goodwill of the same amount.

(6)    Income Taxes

Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 consists of the following:

	Current	Current benefit of net operating loss carryforwards	Deferred	Total
Year ended December 31, 2001:
U.S. federal	$22,685	$—	$(222)	$22,463
State and local	3,566	—	98	3,664

	$26,251	$—	$(124)	$26,127

Year ended December 31, 2000:
U.S. federal	$13,843	$—	$1,012	$14,855
State and local	2,640	—	192	2,832

	$16,483	$—	$1,204	$17,687

Year ended December 31, 1999:
U.S. federal	$5,972	$(4,939)	$(4,584)	$(3,551)
State and local	925	(764)	(710)	(549)

	$6,897	$(5,703)	$(5,294)	$(4,100)

Income tax expense (benefit) was $26,127, $17,687 and $(4,100) for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts differed from the amounts computed by applying the U.S. federal income tax rate to income before income taxes as a result of the following:

	Years ended December 31,
	2001		2000		1999
	Amount	%	Amount	%	Amount	%
Tax expense at statutory rate	$21,772	35.0%	$15,323	35.0%	$2,453	34.0%
Increase (reduction) in income taxes resulting from:
Change in the beginning of the year balance of the valuation allowance for deferred tax assets allocated to federal income tax expense	—	—	—	—	(6,764)	(93.7)
State and local income taxes, net of federal income tax effect	2,382	3.8	1,841	4.2	(362)	(5.0)
Effect of nondeductible expenses and other, net	1,973	3.2	523	1.2	573	7.9

Total income tax expense (benefit)	$26,127	42.0%	$17,687	40.4%	$(4,100)	(56.8)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	December 31,
	2001	2000
Deferred tax assets:
Estimated claims incurred but not reported, deductible as paid for tax purposes	$1,994	$2,365
Vacation and bonus accruals, deductible as paid for tax purposes	603	513
Contractual allowances, deductible as written off for tax purposes	689	298
Other expenses, deductible in future periods for tax purposes	1,554	1,457
Goodwill, due to timing differences in book and tax amortization	857	846
Unearned revenue, included in income as received for tax purposes	18	—

Total deferred tax assets	5,715	5,479
Deferred tax liabilities:
Property and equipment, due to timing differences in book and tax depreciation	(1,411)	(924)
Other	(90)	(465)

Total deferred tax liabilities	(1,501)	(1,389)

Net deferred tax assets and liabilities	$4,214	$4,090

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 1998, due to historic losses and the uncertainty of future income, we recorded a valuation allowance to defer recognition of the income tax benefit until it was deemed more likely than not the benefit would be realized. During 1999, we removed the valuation allowance as it considered that the benefits of the deferred tax assets would more than likely be realized. The change in the valuation allowance for deferred tax assets during 1999 was a decrease of $7,368 and was reflected as a decrease to deferred income tax expense.

Income taxes payable were $2,239 and $287 at December 31, 2001 and 1999 and were included in accrued expenses. Prepaid income taxes were $3,171 at December 31, 2000.

Cash paid for income taxes for the years ended December 31, 2001, 2000, and 1999, were $20,841, $19,941, and $751, respectively.

(7)    Long-Term Debt

During 2001, we entered into a Credit and Guaranty Agreement with three banks to obtain a $60,000 revolving credit facility. The facility is secured by the assets of AMERIGROUP Corporation and by the common stock of its wholly-owned subsidiaries.

At December 31, 2001, no amounts were outstanding under the facility. Any outstanding amounts under the facility accrue interest at one of the following rates, at our option: LIBOR plus the applicable margin or an alternate bank rate plus the applicable margin. The applicable margin for LIBOR borrowings is between 2.0% and 2.5%. The applicable margin for alternate bank rate borrowings is between 1.0% and 1.5%. The applicable margin will vary depending on our leverage ratio. At December 31, 2001, the interest rate on the facility would have been 3.9%. We also pay a 0.50% commitment fee on the unused portion of the facility. Any principal balance on the facility is due December 14, 2004.

Pursuant to the Credit and Guaranty Agreement, we must meet certain financial covenants. At December 31, 2001, we were in compliance with such covenants. These financial covenants include meeting certain financial ratios, a limit on annual capital expenditures, and a minimum net worth requirement.
During 1999, we entered into a Loan and Security Agreement with two banks to obtain debt financing of $16,500, consisting of a term loan of $9,000 and a revolver commitment of $7,500. We repaid this long-term debt financing in its entirety with proceeds from the Offering.

Cash paid for interest expense for the years ended December 31, 2001, 2000 and 1999, was $822, $722 and $878, respectively.

(8)    Redeemable Preferred Stock

Redeemable preferred stock is summarized as follows:

	Series A		Series B		Series C		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 1998	8,000,000	$12,924	7,025,000	$21,022	6,480,000	$20,890	1,000,000	$4,586
Issuance of Series E mandatorily redeemable preferred stock	—	—	—	—	—	—	1,000,000	4,200
Accreted dividends	—	1,270	—	2,151	—	2,319	—	1,544

Balances at December 31, 1999	8,000,000	14,194	7,025,000	23,173	6,480,000	23,209	2,000,000	10,330
Accreted dividends	—	1,270	—	2,151	—	2,319	—	1,544

Balances at December 31, 2000	8,000,000	15,464	7,025,000	25,324	6,480,000	25,528	2,000,000	11,874
Accreted dividends	—	1,058	—	1,792	—	1,932	—	1,446
Conversion of Series A, B and C preferred stock to common shares	(8,000,000)	(16,522)	(7,025,000)	(27,116)	(6,480,000)	(27,460)	—	—
Redemption of Series E mandatorily redeemable preferred stock	—	—	—	—	—	—	(2,000,000)	(13,320)

Balances at December 31, 2001	—	$—	—	$—	—	$—	—	$—

Series A, B and C

The Series A, B and C preferred stock was converted to common shares on a two-for-one basis, at the option of the preferred stockholder. The Series A, B and C preferred stock carried a noncumulative 10% dividend payable upon approval by the Board of Directors. We accreted dividends on Series A, B and C using the interest method and added the accrued dividends to the applicable redeemable preferred stock issue balance.

The Series A, B and C preferred stock was converted into 10,752,493 shares of common stock concurrent with the offering.

Series E

During July 1998, we issued 1,000,000 units of its Series E Mandatorily Redeemable Preferred Stock and Warrants (Series E) at a price of $5.00 per unit (the first tranche). During January 1999, we issued an additional 1,000,000 units of the Series E at a price of $5.00 per unit (the second tranche). Each unit included a share of Series E preferred stock and an unattached warrant to purchase 0.5625 shares of common stock at a price of $0.02 per share. Of the gross proceeds of $5.00, $0.80 has been allocated to the warrants issued based on fair value. The fair value of the warrants sold was determined by our Board of Directors and was consistent with the exercise price of our stock options at the time of issuance. Concurrent with the offering, the warrants were exercised for 1,123,823 shares of common stock. The remaining amount of $4.20 is attributable to Series E stock. The redeemable preferred stock was recorded at its original fair value of $4.20 per share, plus accreted dividends. In accordance with the terms of the Series E mandatorily redeemable preferred stock, dividends per share accrued as follows:

	First Tranche	Second Tranche
September 30, 1998	$2.05	$—
December 31, 1998	—	—
March 31, 1999	—	2.05
June 30, 1999	—	—
September 30, 1999	—	—
December 31, 1999	—	—
March 31, 2000	—	—
June 30, 2000	—	—
September 30, 2000	—	—
December 31, 2000	0.10	—
March 31, 2001	0.15	—
June 30, 2001	0.16	0.10
September 30, 2001	0.16	0.15

The total of these dividends was charged to retained earnings on the interest method.

The Series E stock, with cumulative dividends, was redeemed pursuant to the Offering for $13,320.

(9)     Stock Option Plan

In July 2000, we adopted the 2000 Equity Incentive Plan (2000 Plan), which provides for the granting of either stock options, restricted stock, phantom stock and stock bonuses to employees, directors and consultants. We reserved for issuance a maximum of 2,064,000 shares of common stock under the 2000 Plan. In addition, shares remaining available for issuance under the 1994 Stock Plan (1994 Plan) will be available for issuance under the 2000 Plan, resulting in a total of 4,313,500 shares available for grant under the 2000 Plan. Under both plans, an option's maximum term is ten years. Twenty percent of the options vest upon grant date or at an employee's hiring anniversary date, whichever is later, and five percent at the end of each three-month period thereafter.

In 1994, we established the 1994 Stock Plan (1994 Plan), which provides for the granting of either incentive stock options or nonqualified options to purchase shares of our common stock by employees, directors and consultants of the company for up to 2,099,500 shares of common stock as of December 31, 1999. On February 9, 2000, we increased the number of options available for grant to 2,249,500.

A summary of stock plans at December 31, 2001, 2000, and 1999 and the changes during the years then ended follows:

	2001		2000		1999
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	1,776,029	$4.61	1,567,543	$1.53	1,382,253	$0.88
Granted	637,366	15.45	563,407	11.56	389,595	3.65
Exercised	218,428	1.61	267,150	0.94	111,496	0.89
Forfeited	120,233	10.25	87,771	5.44	92,809	1.53

Outstanding at end of year	2,074,734	$7.92	1,776,029	$4.61	1,567,543	$1.53

The following table summarizes information related to the stock options outstanding at December 31, 2001:

Exercise price	Options outstanding	Options exercisable	Weighted- average remaining contractual life (years)
$0.20	39,075	39,075	3.17
$0.40	335,029	334,404	3.85
$1.40	354,417	273,060	5.92
$3.00	261,728	161,992	6.63
$8.60	244,805	128,646	8.09
$11.70	4,000	1,200	8.36
$12.00	9,750	2,063	8.82
$15.00	651,930	205,416	8.95
$17.00	169,000	—	9.74
$19.23	5,000	—	9.85

	2,074,734	1,145,856	7.17

At December 31, 2001, the number of options exercisable was 1,145,856 and the weighted-average exercise price of those options was $4.57.

On February 7, 2002, we granted an additional 806,383 options at an exercise price of $21.25.

We apply APB Opinion No. 25 and related interpretations in accounting for its stock plans. Accordingly, compensation cost related to stock options issued to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During 2000, we recorded deferred charges of $1,833, representing the difference between the exercise price and the deemed fair value of our common stock for the options granted in 2000. The deferred compensation will be amortized to expense over the period the options vest, generally four to five years. We recognized $360 and $698 in non-cash compensation expense related to the amortization of deferred compensation during 2001 and 2000, respectively. Had compensation cost for our stock-based compensation plans been determined consistent with SFAS No. 123, our net income would have been decreased to $35,273, $25,745 and $11,219 in 2001, 2000 and 1999, respectively. Diluted net income per share would have been $2.04, $1.54 and $0.66 in 2001, 2000 and 1999, respectively.

The fair value of each option grant is estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield and no expected volatility for all years, risk-free interest rate of 4.3%,

5.1% and 6.7% and expected life of four, three and one-half and seven years for 2001, 2000 and 1999, respectively.

(10)     Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share:
	Years ended December 31,
	2001	2000	1999
Basic net income per share:
Net income	$36,080	$26,092	$11,316
Less accretion of redeemable preferred stock dividends	(6,228)	(7,284)	(7,284)

Net income attributable to common stockholders	$29,852	$18,808	$4,032

Weighted average number of common shares outstanding	3,694,844	796,409	567,146

Basic net income per share	$8.08	$23.62	$7.11

Diluted net income per share:
Net income attributable to common stockholders	$29,852	$18,808	$4,032
Plus: Accretion of convertible preferred stock dividends assuming conversion	4,782	5,740	5,740

Diluted net income attributable to common stockholders	$34,634	$24,548	$9,772

Weighted average number of common shares outstanding	3,694,844	796,409	567,146
Dilutive effect of stock options and warrants (as determined by applying the treasury stock method) and convertible preferred stock	12,954,877	15,021,766	14,128,178

Weighted average number of common shares and potential dilutive common shares outstanding	16,649,721	15,818,175	14,695,324

Diluted net income per share	$2.08	$1.55	$0.66

(11)     Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, premium receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities and claims payable: The carrying amounts approximate fair value because of the short maturity of these items.

Short-term investments, long-term investments and investments on deposit for licensure: The carrying amounts approximate fair value, which was determined based upon the relationship of the stated interest rates to the market interest rates over the maturity of the financial instrument.

(12)     Commitments and Contingencies

(a)     Minimum Reserve Requirements

Regulations governing our managed care operations in New Jersey, Texas, Illinois, Maryland and the District of Columbia require the applicable subsidiary to meet certain minimum net worth requirements. Each subsidiary was in compliance with their requirements at December 31, 2001.

(b)     Malpractice

We maintain professional liability coverage for certain claims which is provided by an independent carrier and is subject to annual coverage limits. Professional liability policies are on a claims-made basis and must be renewed or replaced with equivalent insurance if claims incurred during its term, but asserted after its expiration, are to be insured.

(c)     Operating Lease Agreements

We lease office space and certain office equipment under operating leases which expire at various dates through 2011. Future minimum payments by year and in the aggregate under all noncancelable operating leases consist of the following approximate amounts at December 31, 2001:

Operating Leases
2002	$3,845
2003	3,581
2004	2,821
2005	1,707
2006	1,380
Thereafter	4,298

$17,632

Total rent expense for all office space and office equipment under noncancelable operating leases was approximately $3,476, $2,077 and $1,900 in 2001, 2000 and 1999, respectively, and is included in selling, general and administrative expenses in the accompanying Consolidated Income Statements.

(d)     Deferred Compensation Savings Plan

Our employees have the option to participate in a deferred compensation plan sponsored by the company. All full-time and most part-time employees of AMERIGROUP Corporation and subsidiaries may elect to participate in this plan. This plan is exempt from income taxes under Section 401(k) of the Internal Revenue Code. Participants may contribute a certain percentage of their compensation subject to maximum federal and plan limits. We may elect to match a certain percentage of each employee's contributions up to specified limits. For the years ended December 31, 2001 and 2000, the matching contribution under the plan in total was $389 and $135, respectively. There were no matching contributions made for the year ended December 31, 1999.

(13)     Stockholders’ Equity

(a)     Increase in Authorized Common Shares and Preferred Shares and Authorization of Reverse Stock Split

On May 10, 2000, the Board of Directors approved amendments to our Articles of Incorporation increasing the authorized number of shares of common stock to 100,000,000 and authorizing an additional 10,000,000 shares of preferred stock to be issued contingent upon the successful completion of the Offering. On June 30, 2000, the Board of Directors and our stockholders approved a one-for-two reverse stock split of our common stock contingent upon the successful completion of the offering.

(b)     Series D Convertible Preferred Stock

During 1999, we issued 3,710,775 shares of Series D convertible preferred stock as consideration for purchasing the contracts and certain other assets of Prudential’s Medicaid line of business in the state of Maryland and the District of Columbia (note 5). The Series D preferred stock was convertible to common shares on a two-for-one basis, subject to adjustment for stock splits, at the option of the preferred stockholder. Concurrent with the offering, the Series D convertible preferred stock was converted into 1,855,387 shares of common stock. The Series D convertible preferred stock did not carry a stated dividend.

(c)     Employee Stock Purchase Plan

On February 15, 2001, the Board of Directors approved and we adopted an Employee Stock Purchase Plan, under which all employees are eligible to participate except any employee who has been employed for us less than 90 days, whose customary employment is less than 20 hours per week or any employee who owns five percent or more of our common stock. Eligible employees may join the plan every six months. Purchases of common stock are priced at the lower of the stock price less 15% on the first day of the six month period or the stock price less 15% on the last day of the six month period. We have reserved for issuance 600,000 shares of common stock under the Employee Stock Purchase Plan.

(14)     Quarterly Financial Data (unaudited)

	Three Months Ended
2001	March 31	June 30	September 30	December 31
Premium revenue	$185,685	$209,145	$236,642	$249,038
Health benefits	150,692	163,703	192,485	202,154
Selling, general and administrative expenses	24,098	28,112	27,442	30,170
Income before income taxes	12,001	17,594	16,543	16,069
Net income	7,081	10,084	9,595	9,320
Net income per common diluted share	0.42	0.61	0.58	0.48
Weighted average number of common shares and potential dilutive shares outstanding	15,897,118	15,889,397	15,985,161	18,794,357
High and low stock price range				$21.80/$18.10

	Three Months Ended
2000	March 31	June 30	September 30	December 31
Premium revenue	$147,654	$157,478	$166,061	$175,215
Health benefits	118,332	125,768	135,038	144,428
Selling, general and administrative expenses	17,088	23,409	22,270	22,347
Income before income taxes	13,383	9,656	10,590	10,150
Net income	7,848	5,760	6,432	6,052
Net income per common diluted share	0.48	0.34	0.38	0.36
Weighted average number of common shares and potential dilutive shares outstanding	15,681,194	15,933,088	15,835,755	15,821,977

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
AMERIGROUP Corporation

Under date of February 8, 2002, we reported on the consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated income statements and statements of stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II—Schedule of Valuation and Qualifying Accounts, which is also included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, Schedule II—Schedule of Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/	KPMG LLP

February 8, 2002
Norfolk, Virginia

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Additions- Amounts Charged to Expense	Deductions- Amounts Credited to Expense	Balance End of Year
Valuation Allowance on Deferred Tax Assets
Year Ended December 31, 2001	$—	$—	$—	$—
Year Ended December 31, 2000	—	—	—	—
Year Ended December 31, 1999	7,368	—	(7,368)	—

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Off icers of the Company

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended, for the Registrant’s Annual Meeting of Stockholders to be held on Tuesday, May 14, 2002. The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2001.

The information regarding Executive Officers is contained in Part I of this Report under the caption “Executive Officers of the Company.”

The information regarding directors is incorporated herein by reference from the section entitled “PROPOSAL #1: ELECTION OF DIRECTORS” of the Proxy Statement.

Item 11.    Executive Comp ensation

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Officer Compensation” of the Proxy Statement.

Item 12.    Security Owners hip of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

Item 13.    Certain Relationshi ps and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” of the Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements.

The following financial statements are filed: Independent Auditors’ Report, Consolidated Balance Sheets, Consolidated Income Statements, Consolidated Statements of Stockholders’ Equity (Deficit), Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules.

All applicable financial statement schedules have been omitted because the required information is included in the Consolidated Financial Statements included in Item 14(a)(1).

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended December 31, 2001.

(c)	Exhibits.

The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.

Exhibit Number	Description

3.1*	Form of Amended and Restated Certificate of Incorporation of the Company.
3.2*	Form of By-Laws of the Company.
3.3*	Form of share certificate for common stock.
3.4*	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998.
3.5*	Silicon Valley Registration Rights Agreement, entered into as of May 15, 1998.
3.6*	Stock Restriction and Registration Rights Agreement, between AMERIGROUP Corporation and Prudential Health Care Plan, Inc.
3.7*	Form of warrant issued in connection with the sale of Series E Redeemable Preferred Stock.
3.8*	Common Stock Purchase Warrant Issued to Silicon Valley Bank, dated May 15, 1998.
10.1*	1999 Contract for Services between the Texas Department of Health (“TDH”) and HMO (Harris Service Area), dated August 9, 1999.
10.2*	1999 Contract For Services between the TDH and HMO (Tarrant Service Area), dated August 9, 1999.
10.3*	1999 Contract For Services between the TDH and HMO (Harris County Service Area STAR+PLUS Contract)
10.4*	2000 Contract For Services between TDH and HMO (Dallas Service Area) (replaces prior exhibit 10.4).
10.5*
Children’s Health Insurance Program Agreement for the Provision of Health Care Services between the Texas Department of Health and Human Services Commission and AMERICAID Texas, Inc., d/b/a Amerikids, dated January 19, 2000, as amended (replaces prior exhibit 10.5).

10.6*	Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and [Americaid New Jersey, Inc.], Contractor (replaces prior exhibit 10.6).

Exhibit Number	Description
10.7*	State of Illinois, Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization, dated April 1, 2000.
10.8*	Managed Care Organization HealthChoice Provider Agreement, dated as of January 1, 2000.
10.9*	District of Columbia Medicaid Managed Care Program, Department of Health, Prepaid, Capital Risk Contract.
10.10*	1994 Stock Plan.
10.11*	Form of 2000 Equity Incentive Plan.
10.12*	Form of Employee Stock Purchase Plan.
10.13*	Form of 2000 Cash Incentive Plan.
10.14*	Second Amended and Restated Employment Agreement of Jeffrey L. McWaters, dated October 2, 2000 (replaces prior exhibit 10.14).
10.15*	Employment Agreement of Lorenzo Childress, Jr., M.D.
10.16*	Form of Officer and Director Indemnification Agreement.
10.17*
CCPN and HMO Medicaid Agreement By and Between Americaid Texas Inc., d/b/a Americaid Community Care, and Cook Children’s Physician Network, A Texas 5.01 Non-profit Corporation, dated as of October 9, 1997, as amended.

10.18*
Third Medical Assistance Medical Services Agreement between Prudential Health Care Plan, Inc. and Johns Hopkins Medical Services Corporation, dated August 2, 1996, assigned to the Company pursuant to the Amendment and Assignment of Third Medical Assistance Medical Service Agreement, as of April 30, 1999.

10.19*
Loan and Security Agreement, between AMERIGROUP Corporation, as borrower, and the Financial Institutions Party Thereto From Time to Time, as Lender and Fleet Capital Corporation, as Agent, dated November 9, 1999.

10.20*	Amendment, dated September 1, 2001, to the 1999 Contract for Services between TDH and HMO (Harris County Service Area, STAR+PLUS Contract).
10.21
Credit and Guaranty Agreement, between AMERIGROUP Corporation, as borrower and Bank of America N.A., administrative agent, UBS Warburg LLC and CIBC World Markets Corp., as lenders, dated December 14, 2001.

21.1	List of Subsidiaries.
23.1	Consent of KPMG LLP with respect to the financial statements of the registrant.

* Previously filed as an exhibit to Registration Statement No. 333-3740 on Form S-1, which was declared effective by the Securities and Exchange Commission on November 5, 2001, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia, on March 12, 2002.

AMERIGROUP CORPORATION

By:	/S/ SCOTT M. TABAKIN
Name: Scott M. Tabakin Title: Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey L. McWaters Jeffrey L. McWaters	Chairman, Chief Executive Officer and President	March 12, 2002

/s/ Scott M. Tabakin Scott M. Tabakin	Chief Financial Officer	March 12, 2002

/s/ Kathleen K. Toth Kathleen K. Toth	Chief Accounting Officer	March 12, 2002

/s/ Carlos A. Ferrer Carlos A. Ferrer	Director	March 12, 2002

/s/ C. Sage Givens C. Sage Givens	Director	March 12, 2002

/s/ William J. McBride William J. McBride	Director	March 12, 2002

/s/ Charles W. Newhall III Charles W. Newhall III	Director	March 12, 2002