Form 10-Q
period 2002-03-31
AMERIGROUP CORP
filed 2002-05-13
CIK 1064863

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2002

COMMISSION FILE NO. 000-23087

AMERIGROUP CORPORATION
4425 Corporation Lane
Virginia Beach, VA 23462
(757) 490-6900

Delaware	54-1739323
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 3, 2002, there were 19,916,599 shares outstanding of AMERIGROUP’s common stock, par value $0.01.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION
Item 1.    Financial Statements

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$113,960	$183,900
Short-term investments	90,383	55,230
Premium receivables	37,830	29,301
Deferred income taxes	4,632	4,518
Prepaid expenses and other current assets	6,609	7,416

Total current assets	253,414	280,365
Property and equipment, net of accumulated depreciation of $11,226 and $9,845 at March 31, 2002 and December 31, 2001, respectively	15,984	15,014
Software, net of accumulated amortization of $5,938 and $4,738 at March 31, 2002 and December 31, 2001, respectively	9,140	9,581
Goodwill	19,069	19,407
Long-term investments	103,780	62,707
Investments on deposit for licensure	18,484	18,501
Deferred income taxes and other long-term assets	2,998	1,367

	$422,869	$406,942

Liabilities And Stockholders’ Equity

Current liabilities:
Claims payable	$189,562	$180,346
Accounts payable	2,718	6,295
Accrued expenses and other current liabilities	31,685	33,918

Total current liabilities	223,965	220,559
Deferred income taxes and other long-term liabilities	5,191	2,867

Total liabilities	229,156	223,426

Stockholders’ equity:
Common stock, $.01 par value. Authorized 60,000,000 shares; issued and outstanding 19,909,772 and 19,851,690 at March 31, 2002 and December 31, 2001, respectively	208	207
Additional paid-in capital	168,888	168,668
Retained earnings	25,302	15,416
Deferred compensation	(685)	(775)

Total stockholders’ equity	193,713	183,516

	$422,869	$406,942

Note:
The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
Three Months Ended March 31, 2002 and 2001
(Unaudited, dollars in thousands, except for per share data)

	2002	2001
Revenues:
Premium	$270,842	$185,685
Investment income	2,006	3,321

Total revenues	272,848	189,006

Expenses:
Health benefits	223,001	150,692
Selling, general and administrative	29,921	24,098
Depreciation and amortization	2,754	2,037
Interest	186	178

Total expenses	255,862	177,005
Income before income taxes	16,986	12,001
Income tax expense	(7,100)	(4,920)

Net income	9,886	7,081
Accretion of redeemable preferred stock dividends	—	(1,820)

Net income attributable to common stockholders	$9,886	$5,261

Net income attributable to common stockholders per share:
Basic net income per share	$0.50	$5.24

Weighted average number of common shares outstanding	19,883,533	1,003,176

Diluted net income per share	$0.47	$0.42

Weighted average number of common shares and potential dilutive common shares outstanding	21,244,538	15,897,118

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2002 and 2001
(Unaudited, dollars in thousands)

	2002	2001
Cash flows from operating activities:
Net income	$9,886	$7,081
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	2,754	2,037
Deferred tax expense	882	385
Amortization of deferred compensation and other	142	90
Changes in assets and liabilities increasing (decreasing)
cash flows from operations:
Premium receivables	(8,529)	(4,142)
Prepaid expenses and other current assets	1,145	1,890
Deferred income tax and other assets	(1,688)	(7)
Accounts payable, accrued expenses and other short-term liabilities	(4,137)	(1,949)
Claims payable	9,216	8,308
Deferred income taxes and other long-term liabilities	1,563	(808)

Net cash provided by operating activities	11,234	12,885

Cash flows from investing activities:
Proceeds from redemption of held-to-maturity securities	52,186	37,050
Purchase of held-to-maturity investments	(128,412)	(25,233)
Purchase of property and equipment	(2,068)	(993)
Purchase of software	(759)	(1,117)
Proceeds from redemption of investments on deposit for licensure	5,606	5,988
Purchase of investments on deposit for licensure	(5,589)	(7,501)

Net cash provided by (used in) investing activities	(79,036)	8,194

Cash flows from financing activities:
Change in bank overdrafts	(1,823)	(163)
Payment of debt	—	(500)
Payment of capital lease obligations	(484)	(76)
Proceeds from exercise of common stock options	169	129

Net cash used in financing activities	(2,138)	(610)

Net increase (decrease) in cash and cash equivalents	(69,940)	20,469
Cash and cash equivalents at beginning of period	183,900	132,662

Cash and cash equivalents at end of period	$113,960	$153,131

Supplemental disclosures of cash flow information:
Cash paid for interest	$186	$188

Cash paid for income taxes	$387	$—

Supplemental disclosures of non-cash activities:
Property and equipment acquired under capital lease	$399	$2,491

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    The accompanying condensed consolidated financial statements of AMERIGROUP Corporation and subsidiaries have been prepared without audit. In our opinion, they include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2002 and 2001 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted, we believe the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2002. The results of operations for the three month periods ended March 31, 2002 are not necessarily indicative of the results for a full year because of the impact of seasonal and short-term variations.

On June 30, 2000, our Board of Directors and our stockholders approved a one-for-two reverse stock split of our common stock which was effected on November 9, 2001 in connection with the closing of the initial public offering. All agreements concerning stock options and warrants to purchase common stock provide for adjustments in the number of options or warrants and the related exercise price in the event of the declaration of a reverse stock split. All references to number of shares, except shares authorized, to common stock per share information, except par value per share and to stock options and warrants to purchase common stock in the condensed consolidated financial statements have been restated to reflect the stock split on a retroactive basis.

On November 9, 2001, we completed our initial public offering of 4,985,000 shares of common stock including an over-allotment issuance of 585,000 shares at a price per share of $17.00. We received net proceeds from the offering of approximately $77.2 million. In conjunction with the offering, all Series A, B, C and D preferred stock in the aggregate was converted into 12,607,880 shares of common stock. We used proceeds from the offering to repay the balance of our long-term debt facility of approximately $4.4 million and to redeem the Series E mandatorily redeemable preferred stock for approximately $13.3 million. In addition, 1,123,823 shares of common stock were issued upon the exercise of all outstanding Series E warrants.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three months ended March 31,
	2002	2001
Basic net income per share:
Net income attributable to common stockholders	$9,886	$5,261

Weighted average number of common shares outstanding	19,883,533	1,003,176

Basic earnings per share	$0.50	$5.24

Diluted net income per share:
Net income attributable to common stockholders	$9,886	$5,261
Plus: Accretion of convertible preferred
stock dividends due to assumed conversion	—	1,434

Diluted net income attributable to common stockholders	$9,886	$6,695

Weighted average number of common shares outstanding	19,883,533	1,003,176
Dilutive effect of stock options and warrants (as determined by applying the treasury stock method) and convertible preferred stock	1,361,005	14,893,942

Weighted average number of common shares and potential dilutive common shares outstanding	21,244,538	15,897,118

Diluted earnings per share	$0.47	$0.42

As of March 31, 2002, we had 2,859,497 options outstanding with a weighted average exercise price of $11.97.

3.    Effective January 1, 2002, we purchased MethodistCare, Inc.’s (MethodistCare) Houston, Texas Medicaid line of business for approximately $1.6 million. The assets purchased consisted of MethodistCare’s rights to provide managed care services to its Medicaid members.

4.    On March 26, 2002, we entered into an agreement to purchase Capital Community Health Plan’s (CCHP) Washington, D.C. Medicaid line of business. The assets to be purchased consist of CCHP’s rights to provide managed care services to its Medicaid members. Subject to regulatory approval, the acquisition is expected to be effective July 2002.

5.    In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested annually for impairment. We have adopted SFAS No. 142 and have determined that our goodwill and other intangible assets are not impaired.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents net income and earnings per share exclusive of goodwill amortization expense for the three months ended March 31, 2002 and 2001:

	Three months ended March 31,
	2002	2001
Net income:
Reported net income	$9,886	$7,081
Goodwill amortization, net of tax effect	—	150

Adjusted net income	$9,886	$7,231

Basic net income per share:
Reported basic earnings per share	$0.50	$5.24
Goodwill amortization per basic share	—	0.15

Adjusted basic earnings per share	$0.50	$5.39

Diluted net income per share:
Reported diluted earnings per share	$0.47	$0.42
Goodwill amortization per diluted share	—	0.01

Adjusted diluted earnings per share	$0.47	$0.43

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q, and other information we provide from time to time, contains certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected future financial position, results of operations or cash flows, our continued performance improvements, our ability to service our debt obligations, our ability to finance growth opportunities, our ability to respond to changes in government regulations and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans,” and other similar expressions are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•
national, state and local economic conditions, including their effect on the rate setting process, timing of payments, as well as their effect on the availability and cost of labor, utilities and materials;

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

Investors should also refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2002 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and therefore caution investors not to place undue reliance on them.

Overview

We are a multi-state managed health care company focused on serving people who receive health care benefits through state-sponsored programs, including Medicaid, State Children’s Health Insurance Program (SCHIP) and FamilyCare. We were founded in December 1994 with the objective to become the leading managed care organization in the United States focused on serving people who receive these types of benefits. Our revenue is generated primarily from premiums received from the states in which we operate for providing health care benefits to members. We also generate revenues from investments. We generally receive a fixed premium per member per month to provide health care benefits to our members pursuant to contracts with four states and the District of Columbia. Our premiums are generally received in advance of providing services and we recognize premium revenue during the period in which we are obligated to provide services.

The number of members we serve has increased since December 2001. The following table sets forth the approximate number of members we serve in each of our service areas for the periods presented.

	March		December 2001
Market	2002	2001
Houston	120,000	61,000	100,000
Fort Worth	55,000	42,000	50,000
Dallas	68,000	46,000	64,000
New Jersey	92,000	65,000	88,000
Maryland	125,000	105,000	118,000
District of Columbia	13,000	13,000	13,000
Illinois	37,000	30,000	39,000

Total	510,000	362,000	472,000

Percentage growth from March 31, 2001 to March 31, 2002	40.9%

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

	Three months ended March 31,
	2002	2001
Premium revenue	99.3%	98.2%
Investment income	0.7	1.8

Total revenues	100.0	100.0
Health benefits(1)	82.3	81.2
Selling, general and administrative expenses	11.0	12.7
Income before income taxes	6.2	6.3
Income tax expense	2.6	2.6
Net income	3.6	3.7

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenues

Premium revenue for the three months ended March 31, 2002 increased $85.2 million, or 45.9% to $270.8 million from $185.7 million for the three months ended March 31, 2001. The increase was principally due to internal growth in overall membership and the acquisition of the Medicaid contracts and related assets of Humana’s Houston, Texas business in August 2001 (15,000 members) and MethodistCare Inc.’s Houston, Texas business in January 2002 (11,000 members). Total membership increased 40.9% to 510,000 as of March 31, 2002 from 362,000 as of March 31, 2001.

Investment income decreased $1.3 million to $2.0 million for the three months ended March 31, 2002. The decrease in investment income is primarily due to the continued decline in market interest rates partially offset by an increase in overall levels of cash and investments. Levels of cash and investments have primarily increased due to proceeds from our initial public offering and increases in the amount of premiums received versus the timing of the payment of the related health benefits.

Health benefits

Expenses relating to health benefits for the three months ended March 31, 2002 increased $72.3 million, or 48.0% to $223.0 million from $150.7 million for the three months ended March 31, 2001. The increase was primarily due to the increase in membership. The health benefits ratio, as a percentage of premium revenue, for the three months ended March 31, 2002 increased to 82.3% from 81.2% for the three months ended March 31, 2001. The increase in the health benefits ratio is primarily the result of a modest increase in the incidence of upper respiratory conditions and other seasonal-related illnesses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.8 million to $29.9 million for the first quarter of 2002. The increase in selling, general and administrative expenses was primarily due to an increase in wages and related expenses for additional staff to support our increased membership. Our selling, general and administrative expense ratio to revenue was 11.0% and 12.7% for the first quarter of 2002 and 2001, respectively. The decrease in the ratio is primarily a result of lower spending on certain discretionary costs such as marketing and advertising as well as economies of scale and fixed costs being spread over a larger membership base and its related revenue. Expenses related to the Health Insurance Portability and Accountability Act (HIPAA) and development costs related to our possible entry in the New York market were minimal in the first quarter of 2002 but are expected to increase in the remainder of 2002.

Interest expense

Interest expense was $0.2 million for each of the three months ended March 31, 2002 and 2001.

Provision for income taxes

Income tax expense for the first quarter of 2002 was $7.1 million with an effective tax rate of 41.8% as compared to $4.9 million in the first quarter of 2001 and an effective tax rate of 41.0%.

Net income

Net income for the first quarter of 2002 rose $2.8 million, or 39.6% to $9.9 million, or $0.47 per diluted share, compared to $7.1 million, or $0.42 per diluted share for the first quarter of 2001. Diluted earnings per share increased 11.9% primarily due to an increase in net income partially offset by an increase of 4,985,000 common shares outstanding from our November 2001 initial public offering.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flow from operations and borrowings under our credit facility. As of March 31, 2002, we had cash and cash equivalents of $114.0 million, short and long-term investments of $194.2 million and restricted investments on deposit for licensure of $18.5 million. As of March 31, 2002, there were no amounts outstanding under our credit facility.

On November 9, 2001, we completed our initial public offering of 4,985,000 shares of common stock including an over-allotment issuance of 585,000 shares at a price per share of $17.00. We received net proceeds from the offering of approximately $77.2 million. In conjunction with the offering, all Series A, B, C and D preferred stock in the aggregate was converted into 12,607,880 shares of common stock. We used proceeds from the offering to repay the balance of our long-term debt facility of approximately $4.4 million and to redeem the Series E mandatorily redeemable preferred stock for approximately $13.3 million. In addition, 1,123,823 shares of common stock were issued upon the exercise of all outstanding Series E warrants.

Cash from operations was $11.2 million for the three months ended March 31, 2002 compared to $12.9 million for the three months ended March 31, 2001. The decrease in cash from operations is primarily due to an increase in premium receivables, partially offset by increased net income. As of March 31, 2002, we had working capital and long-term investments of $133.2 million as compared to $122.5 million at December 31, 2001.

Cash used in investing activities was $79.0 million for the three months ended March 31, 2002. Cash provided by investing activities was $8.2 million for the three months ended March 31, 2001. Cash used in investing activities consist primarily of purchases of held-to-maturity investments of $128.4 million, partially offset by redemptions of held-to-maturity investments of $52.2 million. Other investing activities include the purchase of software and property and equipment.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of March 31, 2002, our investment portfolio consisted primarily of fixed-income securities. The average maturity is under eleven months. We utilize investment vehicles such as municipal bonds, commercial paper, securities of U.S. government backed agencies, and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average portfolio yield as of March 31, 2002 was approximately 2.34% compared to 6.07% as of March 31, 2001.

Effective January 1, 2002, we purchased certain assets of MethodistCare, Inc.’s (MethodistCare) Houston, Texas Medicaid line of business for approximately $1.6 million. The assets purchased consisted of MethodistCare’s rights to provide managed care services to its Medicaid members.

On March 26, 2002, we entered into an agreement to purchase Capital Community Health Plan’s (CCHP) Washington, D.C. Medicaid line of business. The assets to be purchased consist of CCHP’s rights to provide managed care services to its Medicaid members. Subject to regulatory approval, the acquisition is expected to be effective July 2002.

Cash used in financing activities was $2.1 million for the three months ended March 31, 2002 compared to $0.6 million for the three months ended March 31, 2001. Cash used in financing activities consisted primarily of changes in bank overdrafts.

Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of March 31, 2002, our subsidiaries were in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements at least through the end of this year.

We believe that internally generated funds and the proceeds from the initial public offering will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least the next 12 months.

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

The National Association of Insurance Commissioners (NAIC) has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies became effective as of December 31, 1998. The new HMO rules, which may vary from state to state, are currently being considered for adoption. Illinois and Texas adopted various forms of the rules as of December 31, 1999 and 2000, respectively. Maryland adopted risk-based capital rules for MCOs as of December 31, 2001. However, Maryland exempted all MCOs from the rules for the year ended December 31, 2001. New Jersey has not yet adopted risk-based capital. The NAIC’s HMO rules, if adopted by other states in their proposed form, may increase the minimum capital required for our subsidiaries.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2002, we had short-term investments of $90.4 million and long-term investments of $103.8 million. These investments consist of highly liquid investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability and intent to hold these investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time may reduce our investment income.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

We are from time to time the subject matter of, or involved in, legal proceedings. We believe that any liability or loss resulting from such matters will not have a material adverse effect on our financial position or results of operations.

Item 2.     Change in Securities and Use of Proceeds

(a) Change in securities.
None.

(b) Use of Proceeds from Initial Public Offering
Our Registration Statement on Form S-1, Registration number 333-37410, relating to our initial public offering, was declared effective by the Securities and Exchange Commission on November 5, 2001. We used proceeds from the offering to repay the balance of our long-term debt facility of approximately $4.4 million and to redeem the Series E mandatorily redeemable preferred stock for approximately $13.3 million. We subsequently used proceeds from the offering to purchase certain assets of MethodistCare, Inc.’s Houston, Texas Medicaid line of business for approximately $1.6 million. The balance of approximately $57.9 million will be used for general corporate purposes, including potential acquisitions.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

a.    Exhibits:

Exhibit Number	Description

3.1*	Form of Amended and Restated Certificate of Incorporation of the Company.

3.2*	Form of By-Laws of the Company.

3.3*	Form of share certificate for common stock.

3.4*	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998.

3.5*	Silicon Valley Registration Rights Agreement, entered into as of May 15, 1998.

3.6*	Stock Restriction and Registration Rights Agreement, between AMERIGROUP Corporation and Prudential Health Care Plan, Inc.

3.7*	Form of warrant issued in connection with the sale of Series E Redeemable Preferred Stock.

3.8*	Common Stock Purchase Warrant Issued to Silicon Valley Bank, dated May 15,1998.

10.1*	1999 Contract for Services between the Texas Department of Health (“TDH” ) and HMO (Harris Service Area), dated August 9, 1999.

10.2*	1999 Contract For Services between the TDH and HMO (Tarrant Service Area), dated August 9, 1999.

10.3*	1999 Contract For Services between the TDH and HMO (Harris County Service Area STAR+PLUS Contract).

10.4*	2000 Contract For Services between TDH and HMO Dallas Service Area (replaces prior exhibit 10.4).

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

Exhibit Number	Description

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

10.21**
Credit and Guaranty Agreement, between AMERIGROUP Corporation, as borrower and Bank of America N.A., administrative agent, UBS Warburg LLC and CIBC World Markets Corp., as lenders, dated December 14, 2001.

10.22	District of Columbia Healthy Families Program, Department of Health, Prepaid, Capital Risk Contract dated April 9, 2002, together with ammendments.

* Previously	filed as an exhibit to Registration Statement No.333-3740 on Form S-1, which was declared effective by the Securities and Exchange Commission on November 5, 2001, and incorporated herein by reference.

**	Previously filed as an exhibit to the Annual Report on Form 10-K filed on March 12, 2002.
b.    Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 2002.

AMERIGROUP CORPORATION
By:	/s/ SCOTT M. TABAKIN

Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)