Form 10-Q
period 2002-06-30
AMERIGROUP CORP
filed 2002-08-02
CIK 1064863

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

As of July 31, 2002, there were 20,299,062 shares outstanding of AMERIGROUP’S common stock, par value $0.01.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$160,349	$183,900
Short-term investments	74,464	55,230
Premium receivables	37,670	29,301
Deferred income taxes	4,799	4,518
Prepaid expenses and other current assets	6,697	7,416

Total current assets	283,979	280,365
Property and equipment, net of accumulated depreciation of $12,950 and $9,845 at June 30, 2002 and December 31, 2001, respectively	17,989	15,014
Software, net of accumulated amortization of $7,383 and $4,738 at June 30, 2002 and December 31, 2001, respectively	10,128	9,581
Goodwill	25,930	19,407
Long-term investments	72,054	62,707
Investments on deposit for licensure	29,559	18,501
Deferred income taxes and other long-term assets	2,179	1,367

	$441,818	$406,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$187,761	$180,346
Accounts payable	2,852	6,295
Accrued expenses and other current liabilities	36,192	33,918

Total current liabilities	226,805	220,559
Deferred income taxes and other long-term liabilities	5,569	2,867

Total liabilities	232,374	223,426

Stockholders’ equity:
Common stock, $.01 par value. Authorized 60,000,000 shares; issued and outstanding 20,259,318 and 19,851,690 at June 30, 2002 and December 31, 2001, respectively	211	207
Additional paid-in capital	171,610	168,668
Retained earnings	38,218	15,416
Deferred compensation	(595)	(775)

Total stockholders’ equity	209,444	183,516

	$441,818	$406,942

Note:
The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, dollars in thousands, except for per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Premium	$276,821	$209,145	$547,663	$394,830
Investment income	2,054	2,784	4,060	6,105

Total revenues	278,875	211,929	551,723	400,935

Expenses:
Health benefits	221,481	163,703	444,482	314,395
Selling, general and administrative	32,318	28,112	62,239	52,210
Depreciation and amortization	3,231	2,286	5,985	4,323
Interest	183	234	369	412

Total expenses	257,213	194,335	513,075	371,340

Income before income taxes	21,662	17,594	38,648	29,595
Income tax expense	(8,746)	(7,510)	(15,846)	(12,430)

Net income	12,916	10,084	22,802	17,165
Accretion of redeemable preferred stock dividends	—	(1,822)	—	(3,642)

Net income attributable to common stockholders	$12,916	$8,262	$22,802	$13,523

Net income per share:
Basic net income per share	$0.64	$7.97	$1.14	$13.26

Weighted average number of common shares outstanding	20,083,779	1,036,638	19,984,370	1,020,071

Diluted net income per share	$0.60	$0.61	$1.07	$1.03

Weighted average number of common shares and potential dilutive common shares outstanding	21,493,134	15,889,397	21,368,836	15,893,421

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Cash flows from operating activities:
Net income	$12,916	$10,084	$22,802	$17,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,231	2,286	5,985	4,323
Deferred tax expense (benefit)	(24)	(810)	858	(425)
Amortization of deferred compensation	90	90	180	180
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	160	(7,036)	(8,369)	(11,178)
Prepaid expenses and other current assets	(426)	(309)	719	1,581
Other assets	758	20	(930)	13
Claims payable	(1,801)	3,818	7,415	12,126
Accounts payable, accrued expenses and other current liabilities	6,182	5,218	2,097	2,461
Other long-term liabilities	(945)	—	618	—

Net cash provided by operating activities	20,141	13,361	31,375	26,246

Cash flows from investing activities:
Proceeds from redemption of held-to-maturity securities	52,868	20,625	105,054	57,675
Purchase of held-to-maturity investments	(15,723)	(54,863)	(144,135)	(80,096)
Purchase of property, equipment and software	(3,428)	(814)	(6,255)	(2,924)
Proceeds from redemption of investments on deposit for licensure	1,130	9,021	6,736	15,009
Purchase of investments on deposit for licensure	(1,705)	(13,225)	(7,294)	(20,726)
Purchase of contract rights and related assets	(6,523)	—	(6,523)	—

Net cash provided by (used in) investing activities	26,619	(39,256)	(52,417)	(31,062)

Cash flows from financing activities:
Payment of capital lease obligations	$(699)	$(368)	$(1,183)	$(444)
Payment of debt	—	(500)	—	(1,000)
Proceeds from exercise of common stock options and change in bank overdrafts	328	(260)	(1,326)	(294)

Net cash used in financing activities	(371)	(1,128)	(2,509)	(1,738)

Net increase (decrease) in cash and cash equivalents	46,389	(27,023)	(23,551)	(6,554)
Cash and cash equivalents at beginning of period	113,960	153,131	183,900	132,662

Cash and cash equivalents at end of period	$160,349	$126,108	$160,349	$126,108

Supplemental disclosures of cash flow information:
Cash paid for interest	$107	$245	$293	$433

Cash paid for income taxes	$8,388	$7,989	$8,775	$7,989

Supplemental disclosures of non-cash activities:
Property and equipment acquired under capital lease	$2,736	$1,679	$3,135	$4,170

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    The accompanying condensed consolidated financial statements of AMERIGROUP Corporation and subsidiaries have been prepared without audit. In our opinion, they include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 2002 and 2001 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted, we believe the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2002. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results for a full year because of the impact of seasonal and short-term variations.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income attributable to common stockholders plus the accretion of convertible preferred stock dividends by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. The following table sets forth the calculation of basic and diluted net income per share (dollars in thousands, except per share data):

	For the Three months ended June 30,		For the Six months ended June 30,
	2002	2001	2002	2001
Basic net income per share:
Net income attributable to common stockholders	$12,916	$8,262	$22,802	$13,523

Weighted average number of common shares outstanding	20,083,779	1,036,638	19,984,370	1,020,071

Basic earnings per share	$0.64	$7.97	$1.14	$13.26

Diluted net income per share:
Net income attributable to common stockholders	$12,916	$8,262	$22,802	$13,523
Plus: Accretion of convertible preferred stock dividends due to assumed conversion	—	1,436	—	2,870

Diluted net income attributable to common stockholders	$12,916	$9,698	$22,802	$16,393

Weighted average number of common shares outstanding	20,083,779	1,036,638	19,984,370	1,020,071
Dilutive effect of stock options and warrants (as determined by applying the treasury stock method) and convertible preferred stock	1,409,355	14,852,759	1,384,466	14,873,350

Weighted average number of common shares and potential dilutive common shares outstanding	21,493,134	15,889,397	21,368,836	15,893,421

Diluted earnings per share	$0.60	$0.61	$1.07	$1.03

As of June 30, 2002, we had 2,581,511 options outstanding with a weighted average exercise price of $13.71.

3.    Effective January 1, 2002, we purchased MethodistCare, Inc.’s (MethodistCare) Houston, Texas Medicaid line of business for approximately $1.6 million. The assets purchased consisted of MethodistCare’s rights to provide managed care services to its Medicaid members, as well as certain provider agreements.

4.    Effective July 1, 2002, we purchased Capital Community Health Plan’s (CCHP) Washington, D.C. Medicaid line of business. The assets purchased consisted of CCHP’s rights to provide managed care services to its Medicaid members, as well as certain provider agreements. In June 2002, approximately $6.8 million was placed in escrow for the acquisition.

5.    In July 2002, we expanded the Credit and Guaranty Agreement entered into in November 2001 to include a fourth bank and to increase the revolving credit facility to $75 million from $60 million. The facility is secured by the assets of AMERIGROUP Corporation and by the common stock of its wholly owned subsidiaries.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested annually for impairment. We have adopted SFAS No. 142 and have determined that our goodwill and other intangible assets are not impaired.

The following table presents net income and earnings per share exclusive of goodwill amortization expense for the three and six months ended June 30, 2002 and 2001 (dollars in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income:
Reported net income	$12,916	$10,084	$22,802	$17,165
Goodwill amortization, net of tax effect	—	150	—	300

Adjusted net income	$12,916	$10,234	$22,802	$17,465

Basic net income per share:
Reported basic earnings per share	$0.64	$7.97	$1.14	$13.26
Goodwill amortization per basic share	—	0.14	—	0.29

Adjusted basic earnings per share	$0.64	$8.11	$1.14	$13.55

Diluted net income per share:
Reported diluted earnings per share	$0.60	$0.61	$1.07	$1.03
Goodwill amortization per diluted share	—	0.01	—	0.02

Adjusted diluted earnings per share	$0.60	$0.62	$1.07	$1.05

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

•
the effect of government regulations and changes in regulations governing the health care industry, including our compliance with such regulations and their effect on certain of our unit costs and our ability to manage our medical costs;

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

	June
Market	2002	2001	December 2001
Houston	128,000	71,000	100,000
Dallas	75,000	53,000	64,000
Fort Worth	63,000	46,000	50,000
New Jersey	97,000	72,000	88,000
Maryland	124,000	124,000	118,000
District of Columbia	13,000	13,000	13,000
Illinois	33,000	32,000	39,000

Total	533,000	411,000	472,000

Percentage growth from June 30, 2001 to June 30, 2002	29.7%

The following table sets forth the approximate number of members we serve by our products for the periods presented.

	June
Product	2002	2001	December 2001
AMERICAID (Medicaid—TANF)	338,000	265,000	294,000
AMERIKIDS (SCHIP)	123,000	92,000	112,000
AMERIPLUS (Medicaid—SSI)	45,000	37,000	43,000
AMERIFAM (FamilyCare)	27,000	17,000	23,000

Total	533,000	411,000	472,000

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Premium revenue	99.3%	98.7%	99.3%	98.5%
Investment income	0.7	1.3	0.7	1.5

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits(1)	80.0	78.3	81.2	79.6
Selling, general and administrative expenses	11.6	13.3	11.3	13.0
Income before income taxes	7.8	8.3	7.0	7.4
Net income	4.6	4.8	4.1	4.3

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

Revenues

Premium revenue for the three months ended June 30, 2002 increased $67.7 million, or 32.4% to $276.8 million from $209.1 million for the three months ended June 30, 2001. Year-to-date premium revenue increased $152.9 million, or 38.7% to $547.7 million from $394.8 million in 2001. The increase was principally due to internal growth in overall membership and the acquisition of the Medicaid contracts and related assets of Humana’s Houston, Texas business in August 2001 (15,000 members) and MethodistCare Inc.’s Houston, Texas Medicaid contracts and related assets in January 2002 (11,000 members). Total membership increased 29.7% to 533,000 as of June 30, 2002 from 411,000 as of June 30, 2001.

Investment income decreased $0.7 million to $2.1 million for the three months ended June 30, 2002 and decreased $2.0 million to $4.1 million year-to-date. The decrease in investment income was primarily due to the continued decline in market interest rates and increased levels of investments in tax-advantaged securities partially offset by an increase in overall levels of cash and investments. Levels of cash and investments have primarily increased due to proceeds from our initial public offering, profitability and increases in the amount of premiums received versus the timing of the payment of the related health benefits.

Health benefits

Expenses relating to health benefits for the three months ended June 30, 2002 increased $57.8 million, or 35.3% to $221.5 million from $163.7 million for the three months ended June 30, 2001. Year-to-date, expenses related to health benefits increased $130.1 million, or 41.4%, to $444.5 million in 2002 from $314.4 million in 2001. The overall increase in health benefits expense was primarily due to the increase in membership. The health benefits ratio, as a percentage of premium revenue, for the three months ended June 30, 2002 increased to 80.0% from 78.3% for the three months ended June 30, 2001. Year-to-date, the health benefits ratio increased to 81.2% from 79.6% in 2001. The increase in the health benefits ratio as compared to the three and six months ended June 30, 2001, was primarily due to variations in levels of seasonality from 2001 to 2002 and changes in the mix of members by product.

Selling, general and administrative expenses

Selling, general and administrative expenses for the second quarter of 2002 increased $4.2 million to $32.3 million from $28.1 million for the three months ended June 30, 2001. Year-to-date, selling, general and administrative expenses increased $10.0 million to $62.2 million in 2002 from $52.2 million in 2001. The increase in selling, general and administrative expenses was primarily due to an increase in wages and related expenses for additional staff to support our increased membership, our expenses related to the Health Insurance Portability and Accountability Act (HIPAA) as well as expenses related to market development activities. Our selling, general and administrative expense ratio to revenue was 11.6% and 13.3% for the second quarter of 2002 and 2001, respectively. The decrease in the ratio was primarily a result of economies of scale and fixed costs being spread over a larger membership base and its related revenue.

Interest expense

Interest expense was $0.2 million and $0.4 million for each of the three months and six months ended June 30, 2002 and 2001.

Provision for income taxes

Income tax expense for the second quarter of 2002 was $8.7 million with an effective tax rate of 40.4% as compared to $7.5 million in the second quarter of 2001 with an effective tax rate of 42.7%. Year-to-date, income tax expense was $15.8 million with an effective tax rate of 41.0% compared to $12.4 million with an effective tax rate of 42.0% in 2001. Our effective tax rates decreased in 2002 due to increased levels of investments in tax-advantaged securities.

Net income

Net income for the second quarter of 2002 rose $2.8 million, or 27.7% to $12.9 million, or $0.60 per diluted share, compared to $10.1 million, or $0.61 per diluted share for the second quarter of 2001. Year-to-date net income was $22.8 million, or $1.07 per diluted share in 2002 compared to $17.2 million, or $1.03 per diluted share in 2001. Diluted earnings per share decreased 1.6% primarily due to an increase of 4,985,000 common shares outstanding from our November 2001 initial public offering.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flow from operations and borrowings under our credit facility. As of June 30, 2002, we had cash and cash equivalents of $160.3 million, short and long-term investments of $146.5 million and restricted investments on deposit for licensure of $29.6 million. Total cash and investments as of June 30, 2002 was $336.4 million, a portion of which is restricted by state regulatory requirements. Unrestricted cash as of June 30, 2002 was approximately $120.0 million. As of June 30, 2002, there were no amounts outstanding under our credit facility.

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

Cash from operations was $20.1 million and $31.4 million for the three and six months ended June 30, 2002 compared to $13.4 million and $26.2 million for the three and six months ended June 30, 2001. The increase in cash from operations was primarily due to an increase in net income. As of June 30, 2002, we had working capital and long-term investments of $129.2 million as compared to $122.5 million at December 31, 2001.

Cash provided by investing activities was $26.6 million for the three months ended June 30, 2002 and cash used in investing activities was $52.4 million for the six months ended June 30, 2002. For the three and six months ended June 30, 2001, cash used in investing activities was $39.3 million and $31.1 million. Cash provided by investing activities consist primarily of redemptions of held-to-maturity investments of $52.9 million, partially offset by purchases of held-to-maturity investments of $15.7 million. Other investing activities include the purchase of software and property and equipment.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of June 30, 2002, our investment portfolio consisted primarily of fixed-income securities. The average maturity is less than eleven months. We utilize investment vehicles such as municipal bonds, commercial paper, securities of U.S. government backed agencies, and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average portfolio yield as of June 30, 2002 was approximately 2.25% compared to 4.25% as of June 30, 2001.

Effective January 1, 2002, we purchased certain assets of MethodistCare, Inc.’s (MethodistCare) Houston, Texas Medicaid line of business for approximately $1.6 million. The assets purchased consisted of MethodistCare’s rights to provide managed care services to its Medicaid members, and certain provider agreements.

Effective July 1, 2002, we purchased certain assets of Capital Community Health Plan’s (CCHP) Washington, D.C. Medicaid line of business. The assets purchased consist of CCHP’s rights to provide managed care services to its Medicaid members and certain provider agreements. In June 2002, approximately $6.8 million was placed in escrow for the acquisition.

Cash used in financing activities was $0.4 million and $2.5 million for the three and six months ended June 30, 2002 compared to $1.1 million and $1.7 million for the three and six months ended June 30, 2001. Cash used in financing activities consisted primarily of payments on capital leases, proceeds from the exercise of stock options and changes in bank overdrafts.

In July 2002, we expanded the Credit and Guaranty Agreement entered into in November 2001 to include a fourth bank and to increase the revolving credit facility to $75 million from $60 million. The facility is secured by the assets of AMERIGROUP Corporation and by the common stock of its wholly owned subsidiaries.

Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of June 30, 2002, our subsidiaries were in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements at least through the end of this year.

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

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include Health Maintenance Organizations, or HMOs, and one managed care organization, or MCO. HMOs and MCOs are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders.

The National Association of Insurance Commissioners (NAIC) has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies became effective as of December 31, 1998. The new HMO rules, which may vary from state to state, are currently being considered for adoption. Illinois and Texas adopted various forms of the rules as of December 31, 1999 and 2000, respectively. Maryland adopted risk-based capital rules for MCOs as of December 31, 2001. However, Maryland exempted all MCOs from the rules for the year ended December 31, 2001. New Jersey has not yet adopted risk-based capital. The NAIC’s risk-based capital rules, if adopted by other states in their proposed form, may increase the minimum capital required for our subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2002, we had short-term investments of $74.5 million and long-term investments of $72.1 million. These investments consist of highly liquid investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability and intent to hold these investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time may reduce our investment income.

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

None.

(b)	Use of Proceeds from Initial Public Offering

Our Registration Statement on Form S-1, Registration number 333-37410, relating to our initial public offering, was declared effective by the Securities and Exchange Commission on November 5, 2001. We used proceeds from the offering to repay the balance of our long-term debt facility of approximately $4.4 million and to redeem the Series E mandatorily redeemable preferred stock for approximately $13.3 million. We subsequently used proceeds from the offering to purchase certain assets of MethodistCare, Inc.’s Houston, Texas Medicaid line of business for approximately $1.6 million. In June 2002, we placed approximately $6.8 million into an escrow account for the acquisition of Capital Community Health Plan’s Medicaid line of business in Washington, D.C. The balance of approximately $51.1 million will be used for general corporate purposes, including potential acquisitions.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 14, 2002. At the meeting, C. Sage Givens and Charles W. Newhall, III were reelected as Class I directors. The vote with respect to each nominee is set forth below:

	Total Vote For Each Director	Total Vote Withheld From Each Director
Ms. Givens	17,318,142	50,800
Mr. Newhall	17,318,142	50,800

Additional directors of the company whose terms of office continued after the meeting are Carlos A. Ferrer, William J. McBride, Jeffrey L. McWaters and Uwe E. Reinhardt, Ph.D.

Our stockholders ratified our appointment of KPMG LLP to serve as our independent auditors for the 2002 fiscal year. The appointment was approved by a vote of 17,285,342 for, 50,800 shares against and 32,800 shares abstaining.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

a.    Exhibits:

Exhibit Number		Description

3.1	*	Form of Amended and Restated Certificate of Incorporation of the Company.

3.2	*	Form of By-Laws of the Company.

3.3	*	Form of share certificate for common stock.

3.4	*	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998.

3.5	*	Silicon Valley Registration Rights Agreement, entered into as of May 15, 1998.

3.6	*	Stock Restriction and Registration Rights Agreement, between AMERIGROUP Corporation and Prudential Health Care Plan, Inc.

3.7	*	Form of warrant issued in connection with the sale of Series E Redeemable Preferred Stock.

3.8	*	Common Stock Purchase Warrant Issued to Silicon Valley Bank, dated May 15, 1998.

10.1	*	1999 Contract for Services between the Texas Department of Health (“TDH” ) and HMO (Harris Service Area), dated August 9, 1999.

10.2	*	1999 Contract For Services between the TDH and HMO (Tarrant Service Area), dated August 9, 1999.

10.3	*	1999 Contract For Services between the TDH and HMO (Harris County Service Area STAR+PLUS Contract).

10.4	*	2000 Contract For Services between TDH and HMO Dallas Service Area (replaces prior exhibit 10.4).

10.5	*
Children’s Health Insurance Program Agreement for the Provision of Health Care Services between the Texas Department of Health and Human Services Commission and AMERICAID Texas, Inc., d/b/a Amerikids, dated January 19, 2000, as amended (replaces prior exhibit 10.5).

10.6	*	Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and [Americaid New Jersey, Inc.], Contractor (replaces prior exhibit 10.6).

10.7	*	State of Illinois, Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization, dated April 1, 2000.

10.8	*	Managed Care Organization HealthChoice Provider Agreement, dated as of January 1, 2000.

10.9	*	District of Columbia Medicaid Managed Care Program, Department of Health, Prepaid, Capital Risk Contract.

10.10	*	1994 Stock Plan.

10.11	*	Form of 2000 Equity Incentive Plan.

10.12	*	Form of Employee Stock Purchase Plan.

10.13	*	Form of 2000 Cash Incentive Plan.

10.14	*	Second Amended and Restated Employment Agreement of Jeffrey L. McWaters, dated October 2, 2000 (replaces prior exhibit 10.14).

10.15	*	Employment Agreement of Lorenzo Childress, Jr., M.D.

10.16	*	Form of Officer and Director Indemnification Agreement.

10.17	*
CCPN and HMO Medicaid Agreement By and Between Americaid Texas Inc., d/b/a Americaid Community Care, and Cook Children’s Physician Network, A Texas 5.01 Non-profit Corporation, dated as of October 9, 1997, as amended.

Exhibit Number		Description

10.18	*
Third Medical Assistance Medical Services Agreement between Prudential Health Care Plan, Inc. and Johns Hopkins Medical Services Corporation, dated August 2, 1996, assigned to the Company pursuant to the Amendment and Assignment of Third Medical Assistance Medical Service Agreement, as of April 30, 1999.

10.19	*
Loan and Security Agreement, between AMERIGROUP Corporation, as borrower, and the Financial Institutions Party Thereto From Time to Time, as Lender and Fleet Capital Corporation, as Agent, dated November 9, 1999.

10.20	*	Amendment, dated September 1, 2001, to the 1999 Contract for Services between TDH and HMO (Harris County Service Area, STAR+PLUS Contract).

10.21	**
Credit and Guaranty Agreement, between AMERIGROUP Corporation, as borrower and Bank of America N.A., administrative agent, UBS Warburg LLC and CIBC World Markets Corp., as lenders, dated December 14, 2001.

10.22	***	District of Columbia Healthy Families Program, Department of Health, Prepaid, Capital Risk Contract dated April 9, 2002, together with amendments.

10.23		Lender Joinder Agreement, by and among AMERIGROUP Corporation, Wachovia Bank, National Association, and the Securities named therein, dated as of June 28, 2002.

99.1		Certification of Chief Executive Officer and Chief Financial Officer, dated August 2, 2002

*
Previously filed as an exhibit to Registration Statement No. 333-3740 on Form S-1, which was declared effective by the Securities and Exchange Commission on November 5, 2001, and incorporated herein by reference.

**	Previously filed as an exhibit to the Annual Report on Form 10-K filed on March 12, 2002.

***	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 13, 2002.

b.    Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of August, 2002.

AMERIGROUP CORPORATION

By:	/s/ JEFFREY L. MCWATERS
Chairman and Chief Executive Officer

By:	/s/ SCOTT M. TABAKIN
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)