Form 10-Q
period 2002-09-30
AMERIGROUP CORP
filed 2002-11-01
CIK 1064863

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

As of October 25, 2002, there were 20,428,945 shares outstanding of AMERIGROUP’s common stock, par value $0.01.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$255,931	$183,900
Short-term investments	44,080	55,230
Premium receivables	33,115	29,301
Deferred income taxes	7,575	4,518
Prepaid expenses and other current assets	5,900	7,416

Total current assets	346,601	280,365
Property and equipment, net of accumulated depreciation of $14,850 and $9,845 at September 30, 2002 and December 31, 2001, respectively	18,798	15,014
Software, net of accumulated amortization of $8,788 and $4,738 at September 30, 2002 and December 31, 2001, respectively	10,841	9,581
Goodwill, net	26,031	19,407
Long-term investments	65,206	62,707
Investments on deposit for licensure	29,554	18,501
Other long-term assets	2,745	1,367

	$499,776	$406,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$200,214	$180,346
Unearned revenue	25,956	240
Accounts payable	3,777	6,295
Accrued expenses and other current liabilities	40,561	33,678

Total current liabilities	270,508	220,559
Deferred income taxes and other long-term liabilities	5,278	2,867

Total liabilities	275,786	223,426
Stockholders’ equity:
Common stock, $.01 par value. Authorized 60,000,000 shares; issued and outstanding 20,427,715 and 19,851,690 at September 30, 2002 and December 31, 2001, respectively	204	199
Additional paid-in capital	173,624	168,676
Retained earnings	50,668	15,416
Deferred compensation	(506)	(775)

Total stockholders’ equity	223,990	183,516

	$499,776	$406,942

Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, dollars in thousands, except for per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Premium	$297,025	$236,642	$844,688	$631,472
Investment income	2,030	2,445	6,090	8,550

Total revenues	299,055	239,087	850,778	640,022
Expenses:
Health benefits	240,407	192,485	684,889	506,880
Selling, general and administrative	33,927	27,442	96,166	79,652
Depreciation and amortization	3,412	2,396	9,397	6,719
Interest	207	221	576	633

Total expenses	277,953	222,544	791,028	593,884

Income before income taxes	21,102	16,543	59,750	46,138
Income tax expense	(8,652)	(6,948)	(24,498)	(19,378)

Net income	12,450	9,595	35,252	26,760
Accretion of redeemable preferred stock dividends	—	(1,821)	—	(5,463)

Net income attributable to common stockholders	$ 12,450	$ 7,774	$ 35,252	$ 21,297

Net income per share :
Basic net income per share	$ 0.61	$ 7.47	$ 1.75	$ 20.71

Weighted average number of common shares outstanding	20,333,897	1,040,911	20,089,289	1,028,487

Diluted net income per share	$ 0.58	$ 0.58	$ 1.65	$ 1.61

Weighted average number of common shares and potential dilutive common shares outstanding	21,478,501	15,985,161	21,405,391	15,925,470

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Cash flows from operating activities:
Net income	$12,450	$9,595	$35,252	$26,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,412	2,396	9,397	6,719
Deferred tax expense (benefit)	(2,979)	93	(2,121)	(332)
Amortization of deferred compensation	89	90	269	270
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	4,555	(1,861)	(3,814)	(13,039)
Prepaid expenses and other current assets	797	165	1,516	1,746
Other assets	(660)	85	(1,590)	98
Unearned revenue	25,596	234	25,716	234
Claims payable	12,453	10,738	19,868	22,864
Accounts payable and accrued expenses and other current liabilities	4,325	7,861	6,302	10,322
Other long-term liabilities	35	(150)	653	(150)

Net cash provided by operating activities	60,073	29,246	91,448	55,492
Cash flows from investing activities:
Proceeds from redemption of held-to-maturity securities	66,367	62,302	171,421	119,977
Purchase of held-to-maturity securities	(29,135)	(79,950)	(173,270)	(160,046)
Purchase of property, equipment and software	(4,438)	(1,587)	(10,693)	(4,511)
Proceeds from sale of investments on deposit for licensure	6,904	3,000	13,640	18,009
Purchase of investments on deposit for licensure	(6,899)	(3,003)	(14,193)	(23,729)
Purchase of contract rights and related assets	(101)	(1,043)	(6,624)	(1,043)

Net cash provided by (used in) investing activities	32,698	(20,281)	(19,719)	(51,343)
Cash flows from financing activities:
Payment of capital lease obligations	(595)	(378)	(1,778)	(822)
Change in bank overdrafts	1,907	260	(543)	(171)
Payment of debt	—	(500)	—	(1,500)
Proceeds from exercise of common stock options	1,499	15	2,623	152

Net cash provided by (used in) financing activities	2,811	(603)	302	(2,341)

Net increase in cash and cash equivalents	95,582	8,362	72,031	1,808
Cash and cash equivalents at beginning of period	160,349	126,128	183,900	132,662

Cash and cash equivalents at end of period	$255,931	$134,470	$255,931	$134,470

Supplemental disclosures of cash flow information:
Cash paid for interest	$187	$208	$480	$633

Cash paid for income taxes	$10,940	$80	$19,715	$8,069

Supplemental disclosures of non-cash activities:
Property and equipment acquired under capital lease	$399	$424	$3,534	$4,594

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    The accompanying condensed consolidated financial statements of AMERIGROUP Corporation and subsidiaries have been prepared without audit. In our opinion, they include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2002 and 2001 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted, we believe the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2002. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results for a full year because of the impact of seasonal and short-term variations. Certain prior period amounts have been reclassified to conform with the current period presentation.

On June 30, 2000, our Board of Directors and our stockholders approved a one-for-two reverse stock split of our common stock which was effected on November 9, 2001 in connection with the closing of the initial public offering. All agreements concerning stock options and warrants to purchase common stock provide for adjustments in the number of options or warrants and the related exercise price in the event of the declaration of a reverse stock split. All references to number of shares, except shares authorized, to common stock per share information, except par value per share, and to stock options and warrants to purchase common stock in the condensed consolidated financial statements have been restated to reflect the stock split on a retroactive basis.

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

	For the Three months ended September 30,		For the Nine months ended September 30,
	2002	2001	2002	2001
Basic net income per share:
Net income attributable to common stockholders	$12,450	$7,774	$35,252	$21,297

Weighted average number of common shares outstanding	20,333,897	1,040,911	20,089,289	1,028,487

Basic earnings per share	$0.61	$7.47	$1.75	$20.71

Diluted net income per share:
Net income attributable to common stockholders	$12,450	$7,774	$35,252	$21,297
Plus: Accretion of convertible preferred stock dividends due to assumed conversion	—	1,435	—	4,305

Diluted net income attributable to common stockholders	$12,450	$9,209	$35,252	$25,602

Weighted average number of common shares outstanding	20,333,897	1,040,911	20,089,289	1,028,487
Dilutive effect of stock options and warrants (as determined by applying the treasury stock method) and convertible preferred stock	1,144,604	14,944,250	1,316,102	14,896,983

Weighted average number of common shares and potential dilutive common shares outstanding	21,478,501	15,985,161	21,405,391	15,925,470

Diluted earnings per share	$0.58	$0.58	$1.65	$1.61

As of September 30, 2002, we had 2,557,661 options outstanding with a weighted average exercise price of $14.53.

3.    On August 21, 2002, we entered into an agreement to acquire PHP Holdings, Inc. and its subsidiary, Physicians Healthcare Plans, Inc. (together, PHP) for approximately $121 million. It is anticipated that approximately $60 million of the purchase price will be financed through AMERIGROUP’s existing credit facility with the balance funded through available unrestricted cash. The transaction is subject to receipt of regulatory approvals, and other customary conditions to closing. Subject to meeting all of these conditions, the transaction is expected to become effective in the first quarter of 2003. Under the agreement, AMERIGROUP will serve all of PHP’s Medicaid and SCHIP members and operate under the name AMERIGROUP Florida, Inc. PHP currently operates in 12 counties in central and south Florida, including the Miami/Ft. Lauderdale, Orlando and Tampa metropolitan areas. As of August 1, 2002, PHP had a Medicaid and SCHIP enrollment of approximately 184,000 members.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    In July 2002, we expanded the Credit and Guaranty Agreement entered into in November 2001 to include a fourth bank and to increase the revolving credit facility to $75 million from $60 million. The facility, which is currently undrawn, is collateralized by the assets of AMERIGROUP Corporation and by the common stock of its wholly owned subsidiaries.

5.    Effective July 1, 2002, we purchased Capital Community Health Plan’s (CCHP) Washington, D.C. Medicaid line of business. The assets purchased consisted of CCHP’s rights to provide managed care services to its Medicaid members, as well as certain provider agreements. In June 2002, approximately $6.8 million was placed in escrow for the acquisition.

6.    Effective January 1, 2002, we purchased MethodistCare, Inc.’s (MethodistCare) Houston, Texas Medicaid line of business for approximately $1.6 million. The assets purchased consisted of MethodistCare’s rights to provide managed care services to its Medicaid members, as well as certain provider agreements.

7.    In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested annually for impairment. We have adopted SFAS No. 142 and have determined that our goodwill and other intangible assets are not impaired.

The following table presents net income and earnings per share exclusive of goodwill amortization expense for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income:
Reported net income	12,450	9,595	35,252	26,760
Goodwill amortization, net of tax effect	—	150	—	450

Adjusted net income	12,450	9,745	35,252	27,210

Basic net income per share:
Reported basic earnings per share	0.61	7.47	1.75	20.71
Goodwill amortization per basic share	—	0.14	—	0.43

Adjusted basic earnings per share	0.61	7.61	1.75	21.14

Diluted net income per share:
Reported diluted earnings per share	0.58	0.58	1.65	1.61
Goodwill amortization per diluted share	—	0.01	—	0.03

Adjusted diluted earnings per share	0.58	0.59	1.65	1.64

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q, and other information we provide from time to time, contains certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected future financial position, membership, results of operations or cash flows, our continued performance improvements, our ability to service our debt obligations, our ability to finance growth opportunities, our ability to respond to changes in government regulations, progress made and amounts to be spent on integrating our pending acquisition in Florida of PHP, the timing and expectation of the closure of the PHP acquisition, the expected accretion of such acquisitions and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans,” and other similar expressions are forward-looking statements.

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

Market	September		December 2001
	2002	2001
Houston	134,000	100,000	100,000
Fort Worth	68,000	47,000	50,000
Dallas	80,000	59,000	64,000
New Jersey	95,000	80,000	88,000
Maryland	124,000	118,000	118,000
District of Columbia	37,000	13,000	13,000
Chicago	34,000	38,000	39,000

Total	572,000	455,000	472,000

Percentage growth from September 30, 2001 to September 30, 2002	25.7%

The following table sets forth the approximate number of members we serve in each of our products for the periods presented.

	September		December 2001
Product	2002	2001
AMERICAID (Medicaid—TANF)	379,000	289,000	294,000
AMERIKIDS (SCHIP)	123,000	104,000	112,000
AMERIPLUS (Medicaid—SSI)	45,000	42,000	43,000
AMERIFAM (FamilyCare)	25,000	20,000	23,000

Total	572,000	455,000	472,000

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Premium revenue	99.3%	99.0%	99.3%	98.7%
Investment income	0.7	1.0	0.7	1.3

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits(1)	80.9%	81.3%	81.1%	80.3%
Selling, general and administrative expenses	11.3%	11.5%	11.3%	12.4%
Income before income taxes	7.1%	6.9%	7.0%	7.2%
Net income	4.2%	4.0%	4.1%	4.2%

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Nine Month Periods Ended September 30, 2002 Compared to the Three and Nine Month Periods Ended September 30, 2001

Revenues

Premium revenue for the three months ended September 30, 2002 increased $60.4 million, or 25.5%, to $297.0 million from $236.6 million for the three months ended September 30, 2001. Year-to-date premium revenue increased $213.2 million, or 33.8%, to $844.7 million from $631.5 million in 2001. The increase was principally due to internal growth in overall membership, premium rate increases and the acquisition of the Medicaid contracts and related assets of Humana’s Houston, Texas business in August 2001 (15,000 members), MethodistCare, Inc.’s Houston, Texas Medicaid contracts and related assets in January 2002 (11,000 members) and Capital Community Health Plan’s Medicaid line of business in July 2002 (23,000 members). Total membership increased 25.7% to 572,000 as of September 30, 2002 from 455,000 as of September 30, 2001.

Investment income decreased $0.4 million to $2.0 million for the three months ended September 30, 2002 and decreased $2.5 million to $6.1 million year-to-date. The decrease in investment income was primarily due to the continued decline in market interest rates and increased levels of investments in tax-advantaged securities partially offset by an increase in overall levels of cash and investments. Levels of cash and investments have primarily increased due to proceeds from our initial public offering, profitability and increases in the amount of premiums received versus the timing of the payment of the related health benefits.

Health benefits

Expenses relating to health benefits for the three months ended September 30, 2002 increased $47.9 million, or 24.9%, to $240.4 million from $192.5 million for the three months ended September 30, 2001. Year-to-date, expenses related to health benefits increased $178.0 million, or 35.1%, to $684.9 million in 2002 from $506.9 million in 2001. The overall increase in health benefits expense was primarily due to the increase in membership. The health benefits ratio, as a percentage of premium revenue, for the three months ended September 30, 2002 decreased to 80.9% from 81.3% for the three months ended September 30, 2001. Year-to-date, the health benefits ratio increased to 81.1% from 80.3% in 2001. The change in the health benefits ratio as compared to the three and nine months ended September 30, 2001, was primarily due to variations in levels of seasonality from 2001 to 2002 and changes in the mix of members by product.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the third quarter of 2002 increased $6.5 million, or 23.7%, to $33.9 million from $27.4 million for the three months ended September 30, 2001. Year-to-date, SG&A increased $16.5 million, or 20.7%, to $96.2 million in 2002 from $79.7 million in 2001. The increase in SG&A was primarily due to an increase in wages and related expenses for additional staff and other expenses to support our increased membership, our expenses related to the Health Insurance Portability and Accountability Act (HIPAA) as well as expenses related to market development activities. Our SG&A ratio to total revenue was 11.3% and 11.5% for the third quarter of 2002 and 2001, respectively. The decrease in the ratio was primarily a result of certain fixed costs being spread over a larger membership base and its related revenue.

Interest expense

Interest expense was $0.2 million and $0.6 million for each of the three months and nine months ended September 30, 2002 and 2001.

Provision for income taxes

Income tax expense for the third quarter of 2002 was $8.7 million with an effective tax rate of 41.0% as compared to $6.9 million in the third quarter of 2001 with an effective tax rate of 42.0%. Year-to-date, income tax expense was $24.5 million with an effective tax rate of 41.0% compared to $19.4 million with an effective tax rate of 42.0% in 2001. Our effective tax rates decreased in 2002 due to increased levels of investments in tax-advantaged securities.

Net income

Net income for the third quarter of 2002 rose $2.9 million, or 30.2%, to $12.5 million, or $0.58 per diluted share, compared to $9.6 million, or $0.58 per diluted share for the third quarter of 2001. Year-to-date net income rose $8.5 million, or 31.7%, to $35.3 million, or $1.65 per diluted share in 2002 compared to $26.8 million, or $1.61 per diluted share in 2001. Diluted earnings per share remained unchanged due to the increase in net income offset by an increase of 4,985,000 common shares outstanding from our November 2001 initial public offering.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flow from operations and borrowings under our credit facility. As of September 30, 2002, we had cash and cash equivalents of $255.9 million, short and long-term investments of $109.3 million and restricted investments on deposit for licensure of $29.6 million. Total cash and investments as of September 30, 2002 was $394.8 million, a portion of which is restricted by state regulatory requirements. Unrestricted cash as of September 30, 2002 was approximately $131.4 million. As of September 30, 2002, there were no amounts outstanding under our credit facility.

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

Cash from operations was $60.1 million and $91.4 million for the three and nine months ended September 30, 2002 compared to $29.2 million and $55.5 million for the three and nine months ended September 30, 2001. The increase in cash from operations was primarily due to an increase in net income and the receipt of unearned premium payments of $25.7 million in September 2002. As of September 30, 2002, we had working capital and long-term investments of $141.3 million as compared to $122.5 million at December 31, 2001.

Cash provided by investing activities was $32.7 million for the three months ended September 30, 2002 and cash used in investing activities was $19.7 million for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, cash used in investing activities was $20.3 million and $51.3 million. Cash provided by investing activities consists primarily of redemptions of held-to-maturity securities of $66.4 million, partially offset by purchases of held-to-maturity securities of $29.1 million. Other investing activities include the purchase of software and property and equipment. We anticipate total capital expenditures, including capitalized leases for both software and property and equipment, to be approximately $20 million to $25 million in 2002.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of September 30, 2002, our investment portfolio consisted primarily of fixed-income securities. The average maturity is less than eleven months. We utilize investment vehicles such as municipal bonds, commercial paper, securities of U.S. government backed agencies, and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average portfolio yield as of September 30, 2002 was approximately 2.13% compared to 3.74% as of September 30, 2001.

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

On August 21, 2002, we entered into an agreement to acquire PHP Holdings, Inc. and its subsidiary, Physicians Healthcare Plans, Inc. (together, PHP) for approximately $121 million. It is anticipated that approximately $60 million of the purchase price will be financed through AMERIGROUP’s existing credit facility with the balance funded through available unrestricted cash. The transaction is subject to receipt of regulatory approvals, and other customary conditions to closing. Subject to meeting all of these conditions, the transaction is expected to become effective in the first quarter of 2003. The acquisition is expected to be immediately accretive to earnings by approximately $0.25 to $0.30 per share in 2003 and add nearly $300 million of annualized revenues. We expect to incur approximately $4 million of SG&A in the fourth quarter to help ensure a smooth transition of the PHP acquisition. Under the agreement, AMERIGROUP will serve all of PHP’s Medicaid and SCHIP members and operate under the name AMERIGROUP Florida, Inc. PHP currently operates in 12 counties in central and south Florida, including the Miami/Ft. Lauderdale, Orlando and Tampa metropolitan areas. As of August 1, 2002, PHP had a Medicaid and SCHIP enrollment of approximately 184,000 members.

Cash provided by financing activities was $2.8 million and $0.3 million for the three and nine months ended September 30, 2002 compared to cash used in financing activities of $0.6 million and $2.3 million for the three and nine months ended September 30, 2001. Cash provided by financing activities consisted primarily of proceeds from the exercise of stock options and changes in bank overdrafts, partially offset by payments on capital leases.

In July 2002, we expanded the Credit and Guaranty Agreement entered into in November 2001 to include a fourth bank and to increase the revolving credit facility to $75 million from $60 million. The facility is collateralized by the assets of AMERIGROUP Corporation and by the common stock of its wholly owned subsidiaries.

Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of September 30, 2002, our subsidiaries were in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements at least through the end of this year.

We believe that internally generated funds, the remaining proceeds from our initial public offering and amounts available under our Credit and Guaranty Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least the next 12 months.

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

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the financial accounting and reporting of costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 is effective prospectively after December 31, 2002. Our management does not believe the implementation of this standard will have a material effect on our financial condition or results of operations.

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

The National Association of Insurance Commissioners (NAIC) has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies became effective as of December 31, 1998. The new HMO rules, which may vary from state to state, are currently being considered for adoption. Illinois and Texas adopted various forms of the rules as of December 31, 1999 and 2000, respectively. Maryland adopted risk-based capital rules for MCOs as of December 31, 2001. However, Maryland exempted all MCOs from the rules for the years ended December 31, 2001 and 2002. New Jersey has not yet adopted risk-based capital. The NAIC’s risk-based capital rules, if adopted by other states in their proposed form, may increase the minimum capital required for our subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002, we had short-term investments of $44.1 million, long-term investments of $65.2 million and investments on deposit for licensure of $29.6 million. These investments consist of highly liquid investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability and intent to hold these investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time may reduce our investment income.

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to AMERIGROUP (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

(b)	Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are from time to time the subject matter of, or involved in, legal proceedings including claims for reimbursement by providers. We believe that any liability or loss resulting from such matters will not have a material adverse effect on our financial position or results of operations.

Item 2.    Change in Securities and Use of Proceeds

(a)	Change in securities.

None.

(b)	Use of Proceeds from Initial Public Offering.

Our Registration Statement on Form S-1, Registration number 333-37410, relating to our initial public offering, was declared effective by the Securities and Exchange Commission on November 5, 2001. We used proceeds from the offering to repay the balance of our long-term debt facility of approximately $4.4 million and to redeem the Series E mandatorily redeemable preferred stock for approximately $13.3 million. We subsequently used proceeds from the offering to purchase certain assets of MethodistCare, Inc.’s Houston, Texas Medicaid line of business for approximately $1.6 million. In June 2002, we placed approximately $6.8 million into an escrow account for the acquisition of Capital Community Health Plan’s Medicaid line of business in Washington, D.C. The balance of approximately $51.1 million will be used for a portion of the acquisition cost of PHP Holdings, Inc. and its subsidiary, Physicians Healthcare Plans, Inc.

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

10.22***	District of Columbia Healthy Families Program, Department of Health, Prepaid, Capital Risk Contract dated April 9, 2002, together with amendments.

10.23+	Lender Joinder Agreement, by and among AMERIGROUP Corporation, Wachovia Bank, National Association, and the Securities named therein, dated as of June 28, 2002.

10.24	Amendment, dated September 1, 2002, to the 1999 Contract for services between the Health and Human Services (HHS) and HMO (Tarrant Service Area).

10.25	Amendment, dated September 1, 2002, to the 1999 Contract for Services between the HHS and HMO (Harris Service Area).

10.26	Amendment, dated September 1, 2002, to the 2000 Contract for Services between the HHS and HMO (Dallas Service Area).

10.27	Amendment, dated September 1, 2002, to the 1999 Contract for Services between the HHS and HMO (Harris County Service Area STAR+PLUS Contract).

10.28	Amendment, dated September 1, 2002, to the 2002 Contract for Services between the HHS and HMO (Childrens Health Insurance Program Agreement).

99.1	Certification of Chief Executive Officer and Chief Financial Officer, dated November 1, 2002.

*
Previously filed as an exhibit to Registration Statement No. 333-3740 on Form S-1, which was declared effective by the Securities and Exchange Commission on November 5, 2001, and incorporated herein by reference.

**	Previously filed as an exhibit to the Annual Report on Form 10-K filed on March 12, 2002.
***	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 13, 2002.
+	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on August 2, 2002.

b.    Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned.

AMERIGROUP CORPORATION

Date:	November 1, 2002	By:	/s/ JEFFREY L. MCWATERS
Chairman and Chief Executive Officer

Date:	November 1, 2002	By:	/s/ SCOTT M. TABAKIN
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

CEO CERTIFICATION
I, Jeffrey L. McWaters, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of AMERIGROUP Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

/s/ JEFFREY L. MCWATERS
Jeffrey L. McWaters Chief Executive Officer

CFO CERTIFICATION
I, Scott M. Tabakin, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of AMERIGROUP Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

/s/ SCOTT M. TABAKIN
Scott M. Tabakin Chief Financial Officer

EXHIBIT INDEX

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

Exhibit Number	Description

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

10.22***	District of Columbia Healthy Families Program, Department of Health, Prepaid, Capital Risk Contract dated April 9, 2002, together with amendments.

10.23+	Lender Joinder Agreement, by and among AMERIGROUP Corporation, Wachovia Bank, National Association, and the Securities named therein, dated as of June 28, 2002.

10.24	Amendment, dated September 1, 2002, to the 1999 Contract for services between the Health and Human Services (HHS) and HMO (Tarrant Service Area).

10.25	Amendment, dated September 1, 2002, to the 1999 Contract for Services between the HHS and HMO (Harris Service Area).

10.26	Amendment, dated September 1, 2002, to the 2000 Contract for Services between the HHS and HMO (Dallas Service Area).

10.27	Amendment, dated September 1, 2002, to the 1999 Contract for Services between the HHS and HMO (Harris County Service Area STAR+PLUS Contract).

10.28	Amendment, dated September 1, 2002, to the 2002 Contract for Services between the HHS and HMO (Childrens Health Insurance Program Agreement).

99.1	Certification of Chief Executive Officer and Chief Financial Officer, dated November 1, 2002.

*
Previously filed as an exhibit to Registration Statement No. 333-3740 on Form S-1, which was declared effective by the Securities and Exchange Commission on November 5, 2001, and incorporated herein by reference.

**	Previously filed as an exhibit to the Annual Report on Form 10-K filed on March 12, 2002.
***	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 13, 2002.
+	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on August 2, 2002.

b.    Reports on Form 8-K

None.