Form 10-K
period 2002-12-31
AMERIGROUP CORP
filed 2003-03-14
CIK 1064863

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2002

COMMISSION FILE NO. 000-23087

AMERIGROUP CORPORATION

4425 Corporation Lane

Virginia Beach, VA 23462

(757) 490-6900

www.amerigroupcorp.com

Delaware	54-1739323
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value (20,613,652 shares outstanding as of February 28, 2003)	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of common stock held by non-affiliates at June 28, 2002 was $459,961,833.

Document Incorporated by Reference
Part III of this Report incorporates by reference information from the definitive Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders

PART I

ITEM 1.    Business

Overview

We are a multi-state managed health care company focused on serving people who receive health care benefits through public-sponsored programs, including Medicaid, State Children’s Health Insurance Program, or SCHIP, and FamilyCare. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our target populations because of our focus on providing managed care to these populations, our medical management programs, and our community-based education and outreach programs. Unlike many managed care organizations that attempt to serve the general commercial population, as well as Medicare and Medicaid populations, we are focused exclusively on the Medicaid, SCHIP and FamilyCare populations. We do not offer Medicare or commercial products. In general, as compared to commercial or Medicare populations, our target population is younger, accesses health care in an inefficient manner, and has a greater percentage of medical expenses related to obstetrics, diabetes, circulatory and respiratory conditions. We design our programs to address the particular needs of our members, for whom we facilitate access to health care benefits pursuant to agreements with the applicable regulatory authority. We combine medical, social and behavioral health services to help our members obtain quality health care in an efficient manner.

Our success in establishing and maintaining strong relationships with state governments, providers and members has enabled us to obtain new contracts and to establish a leading market position in many of the markets we serve. Providers are hospitals, physicians and ancillary medical programs which provide medical services to our members. Members are said to be “enrolled” with our health plans to receive benefits. Accordingly, our total membership is generally referred to as our enrollment. As of December 31, 2002, we provided an array of products to members in Texas, New Jersey, Maryland, the District of Columbia and Chicago, Illinois for approximately 591,000 members. Effective January 1, 2003, we acquired PHP Holdings, Inc. and its subsidiary Physicians Health Plans, Inc., (together PHP), in Florida. We operate in Florida under the name AMERIGROUP Florida, Inc. With the acquisition of PHP, we began providing our products to approximately 193,000 additional members on January 1, 2003.

We were incorporated in Delaware on December 9, 1994 as AMERICAID Community Care by a team of experienced senior managers led by Jeffrey L. McWaters, our Chairman and Chief Executive Officer. During 1994 through 1995, we were involved primarily in financial planning, recruiting and training personnel, developing products and markets and negotiating contracts with various state governments. During 1996, we began enrolling Medicaid members in our Fort Worth, Texas, New Jersey and Chicago, Illinois plans and in 1997, we obtained a contract and began enrolling members in our Houston, Texas plan. In 1998, we acquired the New Jersey Medicaid contract rights and other related assets from Oxford Health Plans (NJ), Inc. In 1999, we began operating in Maryland and the District of Columbia, and obtained a contract and began enrolling members in our Dallas plan. Our operations in Maryland and the District of Columbia are the result of acquiring contract rights from Prudential Health Care. Effective January 1, 2003, we began operations in Florida as a result of an acquisition.

Market Opportunity

Emergence of managed care

Health care in the United States has grown from a $27 billion industry in 1960 to a highly-regulated market of approximately $1.4 trillion in 2001, according to the federal government’s Centers for Medicare & Medicaid Services, or CMS. CMS projects total U.S. health care spending will grow by 7.3% annually over the next eleven years, implying that health care expenditures will reach approximately $3.1 trillion by 2012. In response to the dramatic increases in health care-related costs in the late 1960s, Congress enacted the Federal Health Maintenance Organization Act of 1973, a statute designed to encourage the establishment and expansion of care and cost management. The private sector responded to this legislation by forming health maintenance organizations, or HMOs. HMOs were intended to address the needs of employers, insurers, government entities and health care providers who sought a cost-effective alternative to traditional indemnity insurance. Since the establishment of HMOs, enrollment has increased more than twelve-fold from 6 million in 1976 to nearly 76.1 million in 2002. Over that time, many HMOs have been formed to focus on a specific or specialty population of health care such as commercial plans for employees, Medicare, Medicaid, dental care and behavioral health care. Additionally, HMOs have been formed in a variety of sizes, from small community-based plans to multi-state organizations.

Despite these efforts to organize care delivery, the costs associated with medical care have continued to increase. As a result, it has become increasingly important for HMOs to understand the populations they serve in order to develop an infrastructure and programs tailored to the medical and social profiles of their members.

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

Medicaid

•	state administered,

•	state and matching federal funds,

•	average age of our members is 14,

•	25 million people in managed care in 2002,

•	government funded prescription drug coverage, and

•	mandatory managed care in most states.

Medicare

•	federally operated,

•	federal funds only,

•	average age of members is over 70,

•	5 million people in managed care in 2002,

•	no government funded prescription drug coverage, and

•	no mandatory managed care.

Most states determine threshold Medicaid eligibility by reference to other federal financial assistance programs including:

•	Temporary Assistance to Needy Families, or TANF, and

•	Supplemental Security Income, or SSI.

TANF provides assistance to low-income families with children and was adopted to replace the Aid to Families with Dependent Children program. SSI is a federal program that provides assistance to low-income aged, blind or disabled individuals. However, states can broaden eligibility criteria.

SCHIP, developed in 1997, is a federal/state matching program which provides health care coverage to children not otherwise covered by Medicaid or other insurance programs. SCHIP enables a segment of the large uninsured population in the United States to receive health care benefits. States have the option of administering SCHIP through their Medicaid programs. SCHIP enrollment reached 5.3 million in 2002, an approximate 15% increase over 2001 enrollment figures.

FamilyCare programs have been established in several states including New Jersey and the District of Columbia. The New Jersey FamilyCare Health Coverage Act is a Medicaid expansion program providing health care access to an estimated 163,000 previously uninsured or underinsured New Jersey residents in 2003. New Jersey FamilyCare is a voluntary federal and state funded health insurance program created to help uninsured families, single adults and couples without dependent children obtain affordable health coverage. The FamilyCare program in the District of Columbia provides services to approximately 80,000 primarily low-income pregnant women, children and adults.

In 2002, according to information published by CMS, Medicaid covered more than 44 million individuals, as follows:

Number	Category	Federal assistance program reference
21.3 million	children	TANF
9.5 million	adults, mostly women	TANF
8.5 million	disabled	SSI
4.7 million	individuals over 64	SSI

Nationally, approximately 62% of Medicaid spending is directed toward hospital, physician and other acute care services, and the remaining approximately 38% is for nursing home and other long-term care. In general, inpatient and emergency room utilization tends to be higher within the Medicaid population than among the general population because of the inability to afford access to a primary care physician leading to the postponement of treatment until acute care is required.

The highest health care expenses for the non-elderly Medicaid population include:

•	obstetrics,

•	respiratory illness,

•	diabetes,

•	neonatal care,

•	sickle cell disease and

•	HIV/AIDS.

In 2002, the Federal government spent $147.5 billion on Medicaid and states spent an additional $111.0 billion. Government estimates indicate that total Medicaid outlays may reach $285 billion by fiscal year 2003, with an additional $4.8 billion spent on SCHIP programs. Key factors driving Medicaid spending include:

•	number of eligible individuals who enroll,

•	price of medical and long-term care services,

•	use of covered services,

•	state decisions regarding optional services and optional eligibility groups, and

•	effectiveness of programs to reduce costs of providing benefits, including managed care.

Medicaid Funding

The Federal government pays a share of the medical assistance expenditures under each state’s Medicaid program. That share, known as the Federal Medical Assistance Percentage, or FMAP, is determined annually by a formula that compares the state’s average per capita income level with the national average per capita income level. Thus, states with higher per capita income levels are reimbursed a smaller share of their costs than states with lower per capita income levels. The FMAP cannot be lower than 50% or higher than 83%. In 2003, the FMAPs varied from 50% in 12 states and 5 territories to 76.6% in Mississippi, and averaged 59.9% overall. In addition, the Balanced Budget Act of 1997 permanently raised the FMAP for the District of Columbia from 50% to 70%. The states’ fiscal 2003 FMAPs for the markets in which we have contracts are:

State	FMAP
New Jersey	50.0%
Texas	60.0%
Maryland	50.0%
Illinois	50.0%
District of Columbia	70.0%
Florida	58.8%

The Federal government also matches administrative costs, generally about 50%, although higher percentages are paid for certain activities and functions, such as development of automated claims processing systems. Federal payments have no set limits (other than for SCHIP programs) but rather are made on a matching basis. In 2001, 41% of total federal funds provided to states were spent on Medicaid, the highest category of federal funds provided to states.

State governments pay the share of Medicaid and SCHIP costs not paid by the Federal government. Some states require counties to pay part of the state’s share of Medicaid costs. In 2001, Medicaid was the second largest category of state spending, following spending on elementary and secondary education, and made up over 20% of total state spending.

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

Under the Health Insurance Flexibility and Accountability Demonstration Program (HIFA), states can seek waivers from specific provisions of Federal Medicaid requirements to increase the number of individuals with health coverage through current Medicaid and SCHIP resource levels. Currently, ten states are involved either in approved waiver programs or pending applications. The Bush Administration has emphasized providing coverage to populations with income below 200 percent of the Federal poverty level.

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

Over the past decade, in response to rising health care costs and in an effort to ensure quality health care, the Federal government has expanded the ability of state Medicaid agencies to explore, and, in some cases, mandate the use of managed care for Medicaid beneficiaries. If Medicaid managed care is not mandatory, individuals entitled to Medicaid may choose either the traditional Medicaid program or a managed care plan, if available. According to information published by CMS, from 1993 to 1998, managed care enrollment among Medicaid beneficiaries increased more than three-fold. All of the markets in which we operate, except Chicago, Illinois, have a state-mandated Medicaid managed care program in place.

The AMERIGROUP Approach

Unlike many managed care organizations that attempt to serve the general population, as well as Medicare and Medicaid populations, we are focused exclusively on serving people who receive health care benefits through public-sponsored programs. We do not offer Medicare or commercial products. Our success in establishing and maintaining strong relationships with state governments, providers and members has enabled us to obtain new contracts and to establish a strong market position in the markets we serve. We have been able to accomplish this by addressing the various needs of these three constituent groups.

State Governments

We have been successful in bidding for contracts and implementing new products because of our ability to facilitate access to quality health care services in a cost-effective manner. Our education and outreach programs, our disease and medical management programs and our information systems benefit the communities we serve while providing the state governments with predictability of cost. Our education and outreach programs are designed to decrease the use of emergency care services as the primary access to health care through the provision of programs like member health education seminars and system-wide 24-hour on-call nurses. Our information systems are designed to measure and track our performance enabling us to demonstrate the effectiveness of our programs to the government. While we promote ourselves directly in applying for new contracts or seeking to add new benefit plans, we believe that our ability to obtain additional contracts and expand our service areas within a state results primarily from our demonstrating prior success in facilitating access to quality care while reducing and managing costs and our customer-focused approach to working with state governments. We believe we will also benefit from this experience when bidding for and acquiring contracts in new state markets.

Providers

In each of the communities where we operate, we have established extensive provider networks and have been successful in continuing to establish new provider relationships. We have accomplished this by working closely with physicians to help them operate efficiently by providing financial, statistical and utilization information, physician and patient educational programs and disease and medical management programs, as well as adhering to a prompt payment policy. In addition, as we increase our market penetration, we provide our physicians with a growing base of potential patients in the markets they serve. This network of providers and relationships assists us in implementing preventive care methods, managing costs and improving access to health care for members. We believe that our experience working and contracting with Medicaid providers will give us a competitive advantage in entering new markets. While we do not directly market to or through our providers, they are important in helping us attract new members and retain existing members.

Communities

We focus on the members we serve and the communities where they live. Many of our employees, including the sales force and outreach staff, are a part of the communities we serve. We are active in our members’

communities through education and outreach programs. We often provide programs in our members’ physician office, churches and community centers. Upon entering a new market, we use these programs and other advertising to create brand awareness and loyalty in the community.

Members

In both signing up new members and retaining existing members, we focus on our understanding of the unique needs of the Medicaid, SCHIP and FamilyCare populations. We have developed a system that provides our members with easy access to appropriate care. We supplement this care with community-based education and outreach programs designed to improve the well-being of our members. These programs not only help our members control and manage their medical care, but also have been proven to decrease the incidence of emergency room care, which is traumatic for the individual and expensive and inefficient for the health care system. We also help our members access prenatal care which improves outcomes for our members and is less costly than unmanaged care. As our presence in a market matures, these programs, and other value added services, help us build and maintain membership levels.

Strategy

Our objective is to become the leading managed care organization in the United States focused on serving people who receive health care benefits through public-sponsored programs. To achieve this objective we intend to:

Increase our membership in existing markets through internal growth and acquisitions.    We intend to increase our membership in existing markets through development and implementation of community-specific products, alliances with key providers, sales and marketing efforts and acquisitions. We facilitate access to a broad continuum of health care supported by numerous services such as neonatal intensive care and high-risk pregnancy programs. These products and services are developed and administered by us but are also designed to attract and retain our providers, who are critical to our overall success. Through strategic and selective contracting with providers, we are able to customize our provider networks to meet the unique clinical, cultural and socio-economic needs of our members. Our providers often are located in the inner-city neighborhoods where our members live, thereby providing accessibility to, and an understanding of, the needs of our members. For example, in our voluntary Chicago market, we have a sales force to recruit potential members who are currently in the traditional Medicaid system. The overall effect of this comprehensive approach reinforces our broad brand-name recognition as a leading managed health care company serving people who receive public-sponsored health care benefits, while complying with state mandated marketing guidelines. We may also choose to increase membership by acquiring Medicaid contracts and other related assets from competitors in our existing markets.

Expand into new markets for our services through acquisitions and development of new operations.    Since 1996, we have developed markets in Texas, New Jersey and Chicago, Illinois and acquired businesses in New Jersey, Maryland, Texas, Florida and the District of Columbia. We intend to evaluate potential new markets using our established government relationships and our historical experience in managing Medicaid populations. Our management team is experienced in identifying markets for development of new operations, including complementary businesses, identifying and executing acquisitions and integrating these businesses into our existing operations. Furthermore, our information technology systems and processes are designed to be scalable and replicable, which should enable us to access the critical information needed to effectively manage a new market.

Capitalize on our experience working with state governments.    We continually strive to be an industry-recognized leader in government relations and an important resource to our state government customers. For example, we have a dedicated legislative affairs team with experience at the Federal, state and local levels. We are, and intend to continue to be, an active and leading participant in the formulation and development of new policies and programs for public-sponsored health care benefits. This also enables us to competitively expand our service areas and to implement new products.

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

Utilize population specific disease management programs and related techniques to improve quality and reduce costs.    An integral part of our medical home concept is continual quality management. To help the physician improve the quality of care and improve the health status of our members, we have developed a number of programs and procedures to address high frequency, chronic or high-cost conditions, such as pregnancy, respiratory conditions, diabetes, sickle cell and congestive heart failure. Our procedures include case and disease management, pre-admission certification, concurrent review of hospital admissions, discharge planning, retrospective review of claims, outcome studies and management of inpatient, ambulatory and alternative care. These policies and programs are designed to consistently provide high quality care and cost-effective service to our members.

Products

We have developed several products through which we offer a range of health care services. These products are also community-based and seek to address the social and economic issues faced by the populations we serve. Additionally, we seek to establish strategic relationships with prestigious medical centers, children’s hospitals and federally qualified health centers to assist in implementing our products and medical management programs within the communities we serve. Our health plans cover various services that vary by state and may include:

•	primary and specialty physician care,

•	inpatient and outpatient hospital care,

•	emergency and urgent care,

•	prenatal care,

•	laboratory and x-ray services,

•	home health and durable medical equipment,

•	behavioral health services and substance abuse,

•	long-term and nursing home care,

•	24-hour on-call nurses,

•	vision care and exam allowances,

•	dental care,

•	chiropractic care,

•	podiatry,

•	prescriptions and limited over-the-counter drugs,

•	assistance with obtaining transportation for office or health education visits,

•	memberships in the Boys’ and Girls’ Clubs, and

•	welcome calls and health status calls to coordinate care.

Our products, which we may offer under different names in different markets, focus on specific populations within the Medicaid, FamilyCare and SCHIP programs. The average premiums for our products vary significantly due to differences in the benefits offered and underlying medical conditions in the populations covered.

AMERICAID, our principal product, is our family-focused Medicaid managed health care product designed for the TANF population that consists primarily of low-income children and their mothers. Historically, most of our members used the AMERICAID product. We currently offer our AMERICAID product in all markets we serve. As of December 31, 2002, we had approximately 394,000 AMERICAID members. Effective January 1, 2003, the acquisition of PHP added approximately 116,000 AMERICAID members to our enrollment.

AMERIKIDS is our managed health care product for uninsured children not eligible for Medicaid. This product is designed for children in the SCHIP initiative. We began offering AMERIKIDS in Maryland and Washington, D.C. when we acquired Prudential’s contract rights and other related assets in those areas in 1999. We began offering AMERIKIDS in New Jersey and Texas in 2000. As of December 31, 2002, we had approximately 125,000 members in our AMERIKIDS product. Effective January 1, 2003, the acquisition of PHP added approximately 59,000 AMERIKIDS members to our enrollment.

AMERIPLUS is our managed health care product for SSI recipients. This population consists of the low-income aged, blind and disabled. We began offering this product in 1998 and currently offer it in New Jersey, Maryland and Houston. We expect our AMERIPLUS membership to grow as more states include SSI benefits in mandatory managed care programs. As of December 31, 2002, we had approximately 46,000 AMERIPLUS members. Effective January 1, 2003, the acquisition of PHP added approximately 18,000 AMERIPLUS members to our enrollment. Included in this number are approximately 350 members added through a Florida program called SummitCare. SummitCare is a pilot program designed by the state of Florida to help seniors live safely in their homes as an alternative to nursing home care.

AMERIFAM is our FamilyCare managed health care product designed for uninsured segments of the population other than SCHIP eligibles. AMERIFAM’s current focus is the families of our SCHIP and Medicaid children. We offer this product in Washington, D.C. and New Jersey where the program covers parents of SCHIP and Medicaid children. As of December 31, 2002, we had approximately 26,000 AMERIFAM members.

As of December 31, 2002, of our 591,000 members, 92% were enrolled in TANF, SCHIP and FamilyCare programs. The remaining 8% were enrolled in SSI programs. Of these SSI enrollees, approximately 5,000 were members to whom we provided limited administrative services but did not provide health benefits.

Disease and Medical Management Programs

We provide specific disease and medical management programs designed to meet the special health care needs of our members with chronic illnesses, to manage excessive costs and to improve the overall health of our members. We currently offer disease and medical management programs in areas such as neonatal, high-risk pregnancy, asthma and other respiratory conditions, congestive heart failure, sickle cell disease, diabetes and HIV. These programs focus on preventing acute occurrences associated with chronic conditions by identifying at risk members, monitoring their conditions and pro-actively managing their care. We also employ tools such as utilization review and pre-certification to reduce the excessive costs often associated with uncoordinated health care programs.

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

We believe that we can also increase and retain membership through marketing and education initiatives. We have a dedicated staff who actively support and educate prospective and existing members and community organizations. Through programs such as Safe Kids, and My Baby and Me, a prenatal program for pregnant moms and their babies, we promote a healthy lifestyle, safety and good nutrition to our members. In addition to these personal health-related programs, we remain committed to the communities we serve.

We have developed specific strategies for building relationships with key community organizations, which helps enhance community support for our products and improve service to members. We regularly participate in local events and festivals and organize community health fairs to promote healthy lifestyle practices. As important, our associates help support community groups by serving board members and volunteers. In the aggregate, these activities serve to act as not only as a referral channel but also reinforce the AMERIGROUP brand and foster member loyalty.

In several markets, we provide value-added benefits as a means to attract and retain members. These benefits include free memberships to the local Boys and Girls Clubs and vouchers for over-the-counter medications. We believe that our comprehensive approach to health care positions us well to serve our members, their providers and the communities in which they both live and work.

Community Partners

We believe community focus and understanding are important to attracting and retaining members. To assist in establishing our community presence in a new market, we seek to establish relationships with prestigious medical centers, children’s hospitals and federally qualified health centers to offer our products and programs. For example, we have strategic relationships with Cook Children’s Health Care System in Fort Worth, Texas and Memorial Hermann Healthcare System in Houston, Texas, granting us the right to actively market their names and logos in advertising of our Medicaid products. A Cook Children’s affiliate, the Cook Children’s Physician Network, is our exclusive provider of pediatric health care services to members age 15 and under in this service delivery area.

Provider Network

We facilitate access to health care services to our members through mutually non-exclusive contracts with primary care physicians, specialists, ancillary providers and hospitals. Either prior to or concurrently with bidding for new contracts, we establish a provider network in each of our service areas. The following table shows the total approximate number of primary care physicians, specialists and hospitals participating in our network for December 2002:

	Service Areas
	Texas	New Jersey	Mid- Atlantic (Maryland and D.C.)	Chicago	Total	Florida(1)
Primary care physicians	1,300	1,800	1,500	450	5,050	1,300
Specialists	3,500	3,800	6,000	600	13,900	4,200
Hospitals	70	70	50	20	210	80
Ancillary providers	600	450	350	400	1,800	900

(1)	Effective January 1, 2003 we began Florida operations through the acquisition of PHP. Our provider network for Florida became effective on January 1, 2003 with the acquisition of PHP. Accordingly, our Florida network is not included in our participating network total for December 2002.

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

Specialists provide medical care to members generally upon referral by the primary care physicians. However, we have identified specialists that are part of the ongoing care of our members, such as allergists, oncologists and surgeons, which our members may access directly without first obtaining a PCP referral. Our contracts with both the primary care physicians and specialists usually are for one- to two-year periods and automatically renew for successive one-year periods subject to termination by us for cause, if necessary, based on provider conduct or other appropriate reasons. The contracts generally can be canceled by either party upon 90 to 120 days prior written notice.

Our contracts with hospitals are usually for one- to two-year periods and automatically renew for successive one-year periods. Generally, our hospital contracts may be terminated by either party without cause with 90 to 150 days prior written notice. Pursuant to the contract, the hospital is paid for all pre-authorized medically necessary inpatient and outpatient services and all covered emergency and medical screening services provided to members. With the exception of emergency services, most inpatient hospital services require advance approval from the member’s primary care physician and our medical department. We require hospitals in our network to participate in utilization review and quality assurance programs.

We have also contracted with other ancillary providers for physical therapy, mental health and chemical dependency care, home health care, vision care, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we have contracted with dental vendors that provide routine dental care in markets where routine dental care is a covered benefit and with a national pharmacy benefit manager that provides a local pharmacy network in our markets where pharmacy is a covered benefit.

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

Provider Payment Methods

Fee-for-Service.    This is a reimbursement mechanism which pays providers based upon services performed. For the year ended December 31, 2002, approximately 94.1% of our payments for direct health benefits were on a fee-for-service reimbursement basis, including fees paid to third-party vendors for ancillary services such as pharmacy, mental health, dental and vision benefits. The primary fee-for-service arrangements are maximum allowable fee schedule, per diem, percent of charges or any combination thereof. The following is a description of each of these mechanisms:

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

Our Health Plans

We have five active health plan subsidiaries offering health care services in Texas, New Jersey, Florida, Maryland, the District of Columbia and Chicago, Illinois. We have never been denied a contract renewal from the jurisdictions in which we do business and we expect our relationship with these jurisdictions to continue. Each of our health plans have one or more contracts that expire at various times, as set forth below:

MARKET	PRODUCT	TERM END DATE
Texas	TANF, SSI, SCHIP	August 31, 2003
Florida	TANF, SSI	June 30, 2004
Florida	SCHIP	September 30, 2003 and 2006
Florida	Summit Care	June 30, 2003
New Jersey	TANF, SSI, SCHIP, FamilyCare	June 30, 2003
Maryland(a)	TANF, SSI, SCHIP	—
District of Columbia	TANF, SCHIP, FamilyCare	July 31, 2003
Illinois	TANF	June 30, 2003

(a)	Our Maryland contract does not have a set term. It can be terminated by either party upon 60 days notice.

Texas

Our Texas health plan, AMERIGROUP Texas, Inc., is licensed as an HMO and became operational in September 1996. Our current service areas include the cities of Fort Worth, Dallas and Houston and the surrounding counties. For December 2002, we had approximately 296,000 members in Texas, consisting of approximately 139,000 members in Houston, approximately 84,000 members in Dallas and approximately 73,000 members in Fort Worth. On January 1, 2002, we acquired the Medicaid line of business of MethodistCare Inc. (MethodistCare) in the Houston area. In August 2001, we acquired the Medicaid line of business of Humana Inc. (Humana) in the Houston area. We have the largest Medicaid membership in each of our Fort Worth and Houston markets. We have the second largest Medicaid membership in our Dallas market. We offer AMERICAID in each of our Texas markets and AMERIPLUS in Houston. In May 2000, we began offering AMERIKIDS in Dallas and Houston. Our TANF contract in Fort Worth, our TANF and SCHIP contracts in Dallas and our TANF, SCHIP and SSI contracts in Houston expire on August 31, 2003.

Florida

Our Florida health plan, AMERIGROUP Florida, Inc., is licensed as an HMO and became operational in January 2003 with the acquisition of PHP. Our current service areas include the metropolitan areas of Miami/Ft.

Lauderdale, Orlando and Tampa. Our current service areas include 12 counties in Florida. We did not have any membership for December 2002. Effective January 1, 2003, upon the acquisition of PHP, we had approximately 193,000 members, consisting of approximately 37,000 members in Miami/Ft. Lauderdale, 47,000 members in Orlando and 109,000 members in Tampa. Our TANF contracts expire June 30, 2004 and our SummitCare and SSI contracts expire June 30, 2003. Our Florida SCHIP contracts are entered into on a county by county basis. The SCHIP contracts, which expire at different times based on the county, expire September 30, 2003 and 2006.

New Jersey

Our New Jersey health plan, AMERIGROUP New Jersey, Inc., is licensed as an HMO and became operational in February 1996. Our current service areas include 20 of the 21 counties in New Jersey. For December 2002, we had approximately 99,000 members in New Jersey. We have the third largest Medicaid membership in New Jersey. We offer AMERICAID, AMERIPLUS, AMERIKIDS and AMERIFAM in New Jersey. Our contract with New Jersey expires on June 30, 2003.

Maryland

Our Maryland health plan, AMERIGROUP Maryland, Inc. is authorized to operate as a managed care organization in Maryland and became operational in June 1999. Our current service areas include 20 of the 24 counties in Maryland. For December 2002, we had approximately 125,000 members in Maryland. In May 2001, the state of Maryland transitioned to us approximately 17,000 additional members from another Medicaid MCO in receivership. We have the largest Medicaid membership in Maryland. We offer AMERICAID, AMERIPLUS and AMERIKIDS in Maryland. Our contract in Maryland does not have a set term. It can be terminated by either party upon 60 days prior notice.

District of Columbia

AMERIGROUP Maryland, Inc. is also licensed as an HMO in the District of Columbia and became operational there in August 1999. For December 2002, we had approximately 37,000 members in the District of Columbia. Effective July 1, 2002, we acquired the Medicaid line of business of Capital Community Health Plan (CCHP) in Washington D.C. We have the largest Medicaid membership in the District of Columbia. We offer AMERICAID, AMERIKIDS and AMERIFAM in the District of Columbia. Our contract with the District of Columbia expires on July 31, 2003.

Chicago, Illinois

Our Chicago, Illinois health plan, AMERIGROUP Illinois, Inc., is licensed as an HMO and became operational in April 1996. Our current service area includes the counties of Cook and DuPage in the Chicago area. In Chicago, enrollment in a Medicaid managed care plan is voluntary. For December 2002, we had approximately 34,000 members in Chicago. We have the largest Medicaid health plan membership in Cook County. We offer AMERICAID in the Chicago area. Our contract in Illinois, which can be terminated by either party with 90 days written notice, expires June 30, 2003.

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

We will continue to face varying levels of competition as we expand in our existing service areas or enter new markets. In Chicago, where enrollment in a managed care plan is voluntary, we also compete for members with the traditional means for accessing care, including hospitals and other health care providers. Health care reform proposals may cause a number of commercial managed care organizations already in our service areas to decide to enter or exit the Medicaid market. However, the licensing requirements and bidding and contracting procedures in some states present barriers to entry into the Medicaid managed health care industry.

We have two competitors in Fort Worth, six competitors in Houston and two competitors in Dallas. In each of our Fort Worth and Houston markets, we have the largest Medicaid membership. In our Dallas market, we have the second largest Medicaid membership. We have four competitors and the third largest Medicaid membership in New Jersey. We have five competitors and the largest Medicaid membership in Maryland. We have three competitors and the largest Medicaid membership in the District of Columbia. We have four competitors and the largest Medicaid health plan membership in Cook County, Illinois. We have eleven competitors in Miami/Ft. Lauderdale, five competitors in Orlando and five competitors in Tampa. We have the largest Medicaid membership in the Orlando and Tampa markets and the fourth largest Medicaid membership in our Miami/Ft. Lauderdale market.

We compete with other managed care organizations for state contracts, as well as to attract new members and retain existing members. States generally use either a formal proposal process reviewing many bidders or award individual contracts to qualified applicants that apply for entry to the program. In order to be awarded a state contract, state governments consider many factors, which include providing quality care, satisfying financial requirements, demonstrating an ability to deliver services, and establishing networks and infrastructure. People who wish to enroll in a managed health care plan or to change health care plans typically choose a plan based on the service offered, ease of access to services, a specific provider being part of the network and the availability of supplemental benefits.

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

HMOs and managed care organizations

Our five health plan subsidiaries are authorized to operate as an HMO in each of Texas, New Jersey, Florida, the District of Columbia and Illinois, and as a managed care organization, or MCO, in Maryland. In each of the jurisdictions in which we operate, we are regulated by the relevant health, insurance and/or human services departments that oversee the activities of HMOs and MCOs providing or arranging to provide services to Medicaid enrollees.

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

In all the states in which we operate, we must enter into a contract with the state’s Medicaid regulator in order to be a Medicaid managed care organization. States generally use either a formal proposal process, reviewing many bidders, or award individual contracts to qualified applicants that apply for entry to the program. Although other states have done so in the past and may do so in the future, currently Texas, Florida and the District of Columbia are the only jurisdictions in which we operate that use competitive bidding processes.

The contractual relationship with the state is generally for a period of one to two years and renewable on an annual or biannual basis. The contracts with the states and regulatory provisions applicable to us generally set forth in great detail the requirements for operating in the Medicaid sector including provisions relating to:

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

Federal Regulation

HIPAA

In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA. The Act is designed to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance. Among other things, HIPAA’s administrative simplification provisions entail new regulations relating to standards for electronic transactions and code sets; privacy of health information; security of health care information; national provider identifiers; and national employer identifiers. Separate regulations have been issued in final form relating to privacy, standard transactions and security. We must comply by April 2003 for privacy rules, October 2003 for standard transaction rules and April 2005 for the security rules. These rules are described in more detail below.

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

Like many other health care organizations, we filed for an extension. Health care organizations that did not file for an extension were required to comply with the new standards by October 2002. The regulation’s requirements apply only when a transaction is transmitted using “electronic media.” Because “electronic media”

is defined broadly to include “transmissions that are physically moved from one location to another using magnetic tape, disk or compact disk media,” many communications will be considered electronically transmitted. In addition, health plans will be required to have the capacity to accept and send all standard transactions in a standardized electronic format. The regulation sets forth other rules that apply specifically to health plans as follows:

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

On December 28, 2000, HHS published a regulation setting forth new standards for protecting the privacy of personal health records. The regulation became effective on April 14, 2001 and compliance will be required by April 14, 2003. The new regulation is designed to protect member information, medical records and other personal health information kept and used by health care providers, hospitals, health plans and health insurers, and health care clearinghouses. The new standards:

•	limit the routine and non-routine use and release of private health information,

•	give patients new rights to access their designated record set, which includes but is not limited to, eligibility, case management and claims information. In most instances, patients and members have a right to know who has accessed their records,

•	limit most disclosures of health information to the minimum needed for the intended purpose,

•	establish procedures to ensure the protection of private health information,

•	establish new criminal and civil sanctions for improper use or disclosure, and

•	establish new requirements for access to records by researchers and others.

The preemption provisions of the regulation provide that federal law will preempt a contrary state law, unless the state law related to the privacy of health information is more stringent than the federal law. However, a state (or any person) may submit a request to the Secretary of HHS that a provision of state law be excepted from the preemption rules. The Secretary may grant an exception if one or more of a number of conditions are met, including:

•	the state law is necessary to prevent fraud and abuse related to the provision of and payment for health care,

•	the state law will ensure appropriate state regulation of insurance and health plans,

•	the state law is necessary to state reporting on health care delivery or costs, or

•	the state law serves a compelling need related to public health, safety or welfare.

The fact that either state or Federal rules may supersede the other depending on the nature of the particular requirement will require interpretations for which there is likely to be little precedent. We have completed an assessment of the programs and systems that we will need to implement in order to comply with the new regulations by April 14, 2003. In order to comply with the requirements, we will have to employ additional or different programs and systems. We had expenditures of approximately $2.5 million for HIPAA compliance in 2002 and expect an additional $4.0 million in 2003. We expect to be fully compliant by the required compliance dates. Further, compliance with these regulations will require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations.

On February 20, 2003, HHS published its final security regulations, substantially modifying draft regulations originally published in 1998. The security rule applies only to protected health information in electronic form, and is specifically concerned with security information systems. The new rule:

•	Establishes 22 standards establishing administrative, physical and technical requirements for safeguarding the security of protected health information,

•	Requires a risk assessment and implementation of a risk management plan to achieve required safeguards for each standard,

•	Provides specifications, i.e., specific actions or processes needed for 16 of the 22 standards and

•	Supplements and adds specificity to privacy rule requirements for safeguarding personal health information.

While we fully expect to be compliant with the security rule by the April 2005 compliance date, we have not yet determined the specific acts, costs or risks involved in achieving such timely compliance.

New Medicaid Managed Care Regulations

On January 19, 2001, HHS issued new Medicaid managed care regulations to implement certain provisions of the Balanced Budget Act of 1997, or BBA. These provisions would permit states to require certain Medicaid beneficiaries to enroll in managed care programs, give states more flexibility to develop their managed care programs and provide certain new protections for Medicaid beneficiaries. CMS delayed the rule’s effective date three times. The rule became effective on August 13, 2002. States have until August 13, 2003 to bring their Medicaid managed care programs into compliance with the requirements of the rule.

The rule implements BBA provisions intended to (1) give states the flexibility to enroll certain Medicaid recipients in managed care plans without a federal waiver if the state provides the recipients with a choice of managed care plans; (2) establish protections for members in areas such as quality assurance, grievance rights and coverage of emergency services; and (3) eliminate certain requirements viewed by the states as impediments to the growth of managed care programs, such as the enrollment composition requirement, the right to disenroll without cause at any time, and the prohibition against enrollee cost-sharing. The rule also establishes requirements intended to ensure that state Medicaid managed care capitation rates are actuarially sound.

According to HHS, this requirement eliminates the generally outdated regulatory ceiling on what states may pay managed care plans, a particularly important provision as more state Medicaid programs include people with chronic illnesses and disabilities in managed care.

Although some of the states in which we operate have already implemented requirements similar to those provided for in the rule, each of the states is currently assessing additional modifications required to fully comply with the rule. Changes to the regulations affecting our business, including these proposed regulations, could increase our health care costs and administrative expenses, reduce our reimbursement rates, and otherwise adversely affect our business, results of operations, and financial condition.

Medicaid Reform

As part of the President’s 2004 Budget submission to Congress, HHS Secretary Tommy Thompson announced principles for Medicaid reform. The secretary’s proposal would establish two capped allotments for the states combining both Medicaid and SCHIP funds, one for acute care and one for long-term care. Under this proposal, all mandatory populations and benefits would continue to be covered as required under current law. States, however, would be given flexibility for optional populations and benefits. The proposal would be revenue-neutral over a ten-year period, although states would see an additional $13 billion over the first 7 years, with corresponding funding reductions in years eight through ten.

The proposal is meant to provide increased flexibility to the states in managing their Medicaid and SCHIP programs, in particular in the design of benefit packages for optional populations. It is uncertain if such a proposal will be implemented by Congress and what its impact might be overall on the Medicaid and SCHIP programs, given that the proposal has only recently been announced and includes only broad details of a proposal. At the National Governors’ Association Meeting in late February, governors declined to endorse the proposal but instead created a task force to work with the Bush Administration in fashioning a proposal acceptable to the states. Congress is expected to begin a series of hearings on Medicaid and the Bush Administration’s Medicaid reform proposal this spring.

Patients’ Rights Legislation

The United States Congress has considered several versions of patients’ rights legislation in previous sessions. Though no bill has been introduced in the 108th Congress, it is likely to be an issue considered later in the session. This legislation could expand our potential exposure to lawsuits and increase our regulatory compliance costs. Depending on the final form of any patients’ rights legislation, such legislation could, among other things, expose us to liability for economic and punitive damages for making determinations that deny benefits or delay beneficiaries’ receipt of benefits as a result of our medical necessity or other coverage determinations. There are significant differences between the Senate, House of Representatives and the Bush Administration’s position, which could again delay any final bill. We cannot predict whether patients’ rights legislation will be enacted into law or, if enacted, what final form such legislation might take.

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

Customers

At December 31, 2002, we served members who received health care benefits through our nine contracts with the regulatory entities in the jurisdictions in which we operate, four of which individually accounted for 10% or more of our revenues for the year ended December 31, 2002, with the largest of these contracts representing approximately 26% of our revenues. We have contracts with the states of Texas, Maryland and New Jersey which individually account for 10% or more of our revenues. Effective January 1, 2003, we began serving members who receive health benefits through an additional seven contracts with the regulatory entities in Florida.

Employees

As of December 31, 2002, we had approximately 1,900 employees. Our employees are not represented by a union. We believe our relationships with our employees are good. We added approximately 400 additional employees effective January 1, 2003 from the acquisition of PHP in Florida.

Available Information

We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the United States Securities and Exchange Commission (“SEC”). We make available free of charge on or through our website at http://www.amerigroupcorp.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Further, we will provide, without charge upon written request, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Requests for copies should be addressed to Investor Relations, Amerigroup Corporation, 4425 Corporation Lane, Virginia Beach, VA 23462.

ITEM 2.    Properties

We do not own any real property. We lease office space in Virginia Beach, Virginia, where our headquarters are located, and in each of the health plan locations. We are obligated by various insurance and Medicaid regulatory authorities to have offices in the service areas where we provide Medicaid benefits.

ITEM 3.    Legal Proceedings

We are from time to time the subject matter of, or involved in, legal proceeding including claims for reimbursements by providers. We believe that any liability or loss resulting from such matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Company

Our executive officers, their ages and positions as of February 28, 2003, are as follows:

Name	Age	Position
Jeffrey L. McWaters	46	Chairman of the Board of Directors and Chief Executive Officer
Scott M. Tabakin	44	Senior Vice President, Chief Financial Officer
Lorenzo Childress, Jr., M.D.	56	Senior Vice President, Chief Medical Officer
Theodore M. Wille, Jr.	55	Senior Vice President, Chief Operating Officer
Sherri E. Lee	51	Senior Vice President, Treasurer
Stanley F. Baldwin	54	Senior Vice President, General Counsel and Secretary
James E. Hargroves	60	Senior Vice President, Corporate Development
Herman Wright	49	Senior Vice President, Chief Marketing Officer
Catherine S. Callahan	45	Senior Vice President, Administrative Services
Kathleen K. Toth	41	Senior Vice President, Chief Accounting Officer
Scott S. Pickens	49	Senior Vice President, Chief Information Officer
Nancy L. Grden	51	Senior Vice President, Planning and Development
John E. Littel	38	Vice President, Government Relations

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

Scott M. Tabakin joined us as our Chief Financial Officer in 2001. Prior to joining us, Mr. Tabakin was Executive Vice President and Chief Financial Officer of Beverly Enterprises, Inc., a publicly traded health care company, from 1996 to 2001. Mr. Tabakin served in various other senior officer positions at Beverly Enterprises Inc. from 1992 to 1996. Mr. Tabakin is a certified public accountant.

Lorenzo Childress, Jr., M.D. has served as our Chief Medical Officer since 1995. From 1992 to 1995, Dr. Childress was the Chief Operating Officer and Medical Director of Metro Medical Group, an indirect wholly-owned subsidiary of the Henry Ford Health System.

Theodore M. Wille, Jr. has served as our Chief Operating Officer since 1996. Mr. Wille served as Chief Operating Officer for the managed care division of Sentara Health System, a private health care system in Virginia, from 1991 until 1994 and President of Optima Health Plan from 1988 to 1996. Effective December 31, 2003, Mr. Wille intends to resign his position as COO and retire.

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

Sherri E. Lee joined us in 1998 as our Chief Financial Officer and Treasurer. In 2001, Ms. Lee resigned her position as Chief Financial Officer, but continues to serve as Treasurer. Prior to joining us, Ms. Lee was an adjunct instructor with Front Range Community College in Colorado from 1995 to 1998. Ms. Lee served as Executive Vice President-Finance of Pharmacy Corporation of America from 1991 to 1995. Prior to that, Ms. Lee was Senior Vice President and Controller for Beverly Enterprises, Inc. Ms. Lee is a certified public accountant.

James E. Hargroves has served as our head of Corporate Development since joining us in 1996. From 1994 to 1996, Mr. Hargroves was the President, founder and principal of Waterline Advisory Group, Inc., a corporate intermediary firm that provided merger and acquisition advisory services to health-related businesses, insurers, physicians and others.

Herman Wright joined us in 1998 as our Chief Marketing Officer. Prior to joining us, Mr. Wright served as the Vice President, Sales and Marketing for United Healthcare, Central Region, from 1995 to 1998.

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

Scott S. Pickens joined us in 2000 as our Chief Information Officer. Prior to joining, he served as Corporate Chief Information Officer of Health Answers, Inc. from April 1999 to June 2000, and as Chief Operating Officer for Consortium Health Plans from January 1995 to April 1999.

Nancy L. Grden joined us as our head of Planning and Development in 2001. Prior to joining us, Ms. Grden served as President and Founder of Avenir, LLC, a consulting firm specializing in new ventures, and as Chief Executive Officer for Lifescape, LLC, a web-based workplace services company, from 1998 to 2000. She previously served as Executive Vice President and Chief Marketing Officer for ValueOptions, a national managed behavioral health care company, from 1992 to 1998.

John E. Littel joined us in 2001 as our Vice President for Government Relations. Mr. Littel has served in a variety of positions in federal and state governments, including as Deputy Secretary of Health and Human Resources for the Commonwealth of Virginia, where he was responsible for the state’s welfare reform and health care initiatives. Mr. Littel is a member of the Bar of Pennsylvania.

PART II

ITEM 5.    Market for Our Common Equity and Related Stockholder Matters.

Effective January 3, 2003, the Common Stock of AMERIGROUP trades on the New York Stock Exchange (NYSE) under the symbol “AGP.” Prior to trading on the NYSE, the Common Stock was traded on the Nasdaq National Market since our initial public offering (IPO) on November 6, 2001. Prior to the IPO, there was no established public trading market for any of our securities.

The following table sets forth, for the periods indicated, the range of high and low closing sales price for the Common Stock as reported on the Nasdaq National Market.

2001	High	Low
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter (from November 6, 2001)	$21.80	$18.10

2002
First Quarter	$29.50	$21.00
Second Quarter	$35.10	$23.60
Third Quarter	$33.55	$22.68
Fourth Quarter	$33.79	$26.39

December 31, 2002 Closing Sales Price	$30.31

On February 28, 2003, the last reported sales price of the Common Stock was $25.69 per share as reported on the NYSE. As of February 28, 2003, we had approximately 68 shareholders of record.

We have never paid or declared any cash dividends on our Common Stock and do not expect to pay cash dividends in the foreseeable future.

In 2002, we issued options to purchase 1,077,893 shares of common stock to employees. All of these options were granted under AMERIGROUP’s 2000 Equity Incentive Plan, and were issued in reliance on Rule 701 under the Securities Act.

Use of Proceeds from Initial Public Offering

On November 9, 2001, we completed our initial public offering of 4,985,000 shares of common stock, including an over-allotment issuance of 585,000 shares. In addition, Jeffrey McWaters, as selling stockholder, sold 75,000 shares upon exercise of the over-allotment option. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1,

Registration number 333-37410, which was declared effective by the Securities and Exchange Commission on November 5, 2001. All of the 4,985,000 shares sold by AMERIGROUP, and the 75,000 shares sold by Mr. McWaters, were sold at a price of $17.00 per share. We did not receive any of the proceeds from the sale of Mr. McWaters’ shares. We received proceeds from the offering of approximately $77.2 million, net of $7.5 million in fees and expenses. We used proceeds from the offering to repay the balance of our long-term debt facility of approximately $4.4 million and to redeem the Series E mandatorily redeemable preferred stock for approximately $13.3 million. We have subsequently used proceeds from the offering to purchase certain assets of MethodistCare, Inc.’s Houston, Texas Medicaid line of business for approximately $1.2 million. In June 2002, we acquired certain assets of Capital Community Health Plan’s Medicaid line of business in Washington, D.C. for $7.0 million. The balance of approximately $51.3 million was placed in an escrow along with additional company funds at December 31, 2002 for the acquisition of PHP, which became effective January 1, 2003.

Banc of America Securities LLC, UBS Warburg LLC, CIBC World Markets Corp. and Stephens Inc. acted as representatives of the underwriters for the offering. Simultaneous with the consummation of the offering, each outstanding share of our Series A convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock and Series D convertible preferred stock automatically converted into common stock, resulting in an additional 12,607,880 shares of common stock. Additionally, 1,123,823 shares of common stock were issued upon the exercise of all of the outstanding Series E warrants.

Forward-looking Statements

This Annual Report on Form 10-K, and other information we provide from time to time, contains certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected future financial position, membership, results of operations or cash flows, our continued performance improvements, our ability to service our debt obligations and refinance our debt obligations, our ability to finance growth opportunities, our ability to respond to changes in government regulations and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans,” and other similar expressions are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	national, state and local economic conditions, including their effect on the rate increase process, timing of payments, as well as their effect on the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the health care industry, including our compliance with such regulations and their effect on certain of our unit cost and our ability to manage our medical costs;

•	changes in Medicaid payment levels and methodologies and the application of such methodologies by the government;

•	liabilities and other claims asserted against the company;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels; and

•	demographic changes.

Investors should also refer to the section entitled “Risk Factors” following section 7A entitled “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

ITEM 6.     Selected Financial Data

The following selected consolidated financial data should be read in connection with the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Selected financial data as of and for each of the years in the five-year period ended December 31, 2002 are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants.

	Year ended December 31,
	2002	2001	2000	1999(a)	1998
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Revenues:
Premium	$1,152,636	$880,510	$646,408	$392,296	$186,790
Investment income	8,026	10,664	13,107	6,404	3,389

Total revenues	1,160,662	891,174	659,515	398,700	190,179
Expenses:
Health benefits	933,591	709,034	523,566	334,192	155,877
Selling, general and administrative	133,409	109,822	85,114	52,846	29,166
Depreciation and amortization	13,149	9,348	6,275	3,635	1,197
Interest	791	763	781	811	483

Total expenses	1,080,940	828,967	615,736	391,484	186,723

Income before income taxes	79,722	62,207	43,779	7,216	3,456
Income tax (expense) benefit	(32,686)	(26,127)	(17,687)	4,100	—

Net income	47,036	36,080	26,092	11,316	3,456
Accretion of redeemable preferred stock dividends	—	(6,228)	(7,284)	(7,284)	(6,126)

Net income (loss) attributable to common stockholders	$47,036	$29,852	$18,808	$4,032	$(2,670)

Basic net income (loss) per share	$2.33	$8.08	$23.62	$7.11	$(5.07)

Weighted average number of shares outstanding	20,177,728	3,694,844	796,409	567,146	526,651

Diluted net income (loss) per share	$2.19	$2.08	$1.55	$0.66	$(5.07)

Weighted average number of shares and potential dilutive common shares outstanding	21,469,422	16,649,721	15,818,175	14,695,324	526,651

	December 31,
	2002	2001	2000	1999(a)	1998
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents and short and long-term investments	$306,935	$301,837	$189,325	$166,218	$86,987
Total assets	578,484	406,942	268,126	222,321	101,369
Long-term debt (including current portion)	50,000	—	6,177	8,010	10,000
Total liabilities	339,103	223,426	185,191	166,426	78,551
Redeemable preferred stock	—	—	78,190	70,906	59,422
Stockholders’ equity (deficit)	239,381	183,516	4,745	(15,011)	(36,604)

(a)	Membership increased from 113,000 at December 31, 1998 to 268,000 at December 31, 1999 due to the purchase of the Maryland and the District of Columbia Medicaid contract rights and related assets from Prudential Health Care, adding approximately 91,000 members (which was accounted for as a purchase) with the balance of the increase due to internal growth from existing contracts.

ITEM 7.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

We are a multi-state managed health care company focused on serving people who receive health care benefits through public-sponsored programs, including Medicaid, SCHIP and FamilyCare. We were founded in December 1994 with the objective to become the leading managed care organization in the United States focused on serving people who receive these types of benefits.

The following table sets forth the approximate number of our members in each of our service areas for the periods presented.

	December
Market	2002	2001	2000	1999	1998
Houston	139,000	100,000	57,000	40,000	42,000
Dallas	84,000	64,000	42,000	34,000	—
Fort Worth	73,000	50,000	40,000	33,000	23,000
New Jersey	99,000	88,000	57,000	46,000	38,000
Maryland	125,000	118,000	95,000	83,000	—
District of Columbia	37,000	13,000	13,000	12,000	—
Chicago	34,000	39,000	29,000	20,000	10,000

Total	591,000	472,000	333,000	268,000	113,000

Effective January 1, 2003, we acquired the outstanding stock of PHP Holdings, Inc. and its subsidiary Physicians Healthcare Plans, Inc (together PHP). With the acquisition of PHP, we began providing our products to approximately 193,000 additional members located in three Flordia markets, Tampa, Orlando and Ft. Lauderdale/Miami.

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

Revenue recognition

We generate revenues primarily from premiums we receive from the states in which we operate to provide health benefits to our members. We generally receive premiums in advance of providing services, and recognize premium revenue during the period in which we are obligated to provide services to our members consistent with industry standards. We also generate revenues from investments. We generally receive a fixed premium per member per month to provide health care benefits to our members pursuant to our contracts in each of our markets. In our Texas, New Jersey, Maryland and the District of Columbia markets we receive payments under each state’s obstetric delivery supplements program. Upon delivery of a newborn, each state is invoiced a predetermined amount according to our contract. We recognize revenue in the period in which the birth occurs. Any amounts that have not been received from the state by the end of the period remain on the balance sheet classified as premium receivables.

Estimating health benefits expense and claims payable

Our results of operations depend on our ability to effectively manage expenses related to health benefits as well as our ability to accurately predict costs incurred in recording the amounts in our consolidated financial statements. Expenses related to health benefits have two components: direct medical expenses and medically related administrative costs. Direct medical expenses include fees paid to hospitals, physicians and providers of ancillary medical services, such as pharmacy, laboratory, radiology, dental and vision. Medically related administrative costs include expenses related to services such as health promotion, quality assurance, case management, disease management and 24-hour on-call nurses. Direct medical expenses also include estimates of medical expenses incurred but not yet reported, or IBNR. For the year ended December 31, 2002, approximately 94.1% of our direct medical payments related to fees paid on a fee-for-service basis to our primary care physicians, specialist physicians and ancillary providers, including fees paid to third party vendors for ancillary services such as pharmacy, mental health, dental and vision benefits. The balance related to fees paid on a capitation, or per member, basis. Primary care and specialist physicians not paid on a capitated basis are paid on a maximum allowable fee schedule set forth in the contracts with our providers. We reimburse hospitals on a negotiated fixed dollar amount per day or an agreed upon percent of their standard charges. In Maryland, the state sets the amount reimbursed to hospitals.

Monthly, we estimate our IBNR based on a number of factors, including authorization data and prior claims experience. Authorization data is information captured in our medical management system, which identifies services requested by providers or members. The medical cost related to these authorizations is estimated by pricing the approved services using contractual or historical amounts adjusted for known variables such as historical claims trends. These estimated costs are included as a component of IBNR. As part of this review, we also consider the costs to process medical claims, and estimates of amounts to cover uncertainties related to fluctuations in claims payment patterns, membership, products, and authorization trends. In addition, claims processing costs are accrued based on an estimate of the costs necessary to process unpaid claims. These estimates are adjusted as more information becomes available, and as adjustments are made, differences are included in current operations. We utilize the services of independent actuarial consultants who are contracted to review our estimates quarterly. The balance of claims payable is significant in relation to the consolidated financial statements. Judgments are made based on knowledge and experience about past and current events and assumptions about future events. There is a likelihood that actual results could be materially different if different assumptions or conditions prevail.

The following table shows the components of the change in medical costs payable for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Medical claims payable as of January 1	$180,346	$150,462	$114,372
Health benefits expenses incurred during period:
Related to current year	988,628	768,519	560,289
Related to prior years	(55,037)	(59,485)	(36,723)

Total Incurred	933,591	709,034	523,566
Health benefits payments during period:
Related to current year	803,432	597,332	419,897
Related to prior years	108,075	81,818	67,579

Total Payments	911,507	679,150	487,476

Medical claims payable as of December 31	$202,430	$180,346	$150,462

Changes in estimates of incurred claims for prior years recognized during 2002, 2001, and 2000 were attributable to lower than anticipated utilization of medical services.

We believe that the amount of claims payable is adequate to cover our ultimate liability for unpaid claims as of December 31, 2002; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between our December 31, 2002 estimates of claims payable and actual claims payable, net income for the year ended December 31, 2002 would increase or decrease by approximately $1.2 million and diluted earnings per share would increase or decrease by approximately $0.06 per share.

Results of Operations

The following table sets forth selected operating ratios for each year in the three year period ending December 31, 2002. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

	2002	2001	2000
Premium revenue	99.3%	98.8%	98.0%
Investment income	0.7	1.2	2.0

Total revenues	100.0%	100.0%	100.0%

Health benefits(1)	81.0%	80.5%	81.0%
Selling, general and administrative expenses	11.5%	12.3%	12.9%
Income before income taxes	6.9%	7.0%	6.6%
Net income	4.1%	4.0%	4.0%

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenues

Premium revenue for the year ended December 31, 2002 increased $272.1 million, or 30.9%, to $1,152.6 million from $880.5 million for the year ended December 31, 2001. The increase was principally due to internal growth in overall membership and to a lesser extent, the acquisition of the Medicaid contracts and related assets of Humana’s Houston, Texas business in August 2001 (15,000 members), MethodistCare’s Houston, Texas business in January 2002 (11,000 members) and the acquisition of the Medicaid line of business of Capital Community Health Plan of Washington, D.C. in July 2002 (23,000 members). Total membership increased 25.2% to 591,000 as of December 31, 2002 from 472,000 as of December 31, 2001.

Investment income decreased $2.6 million to $8.0 million for the year ended December 31, 2002. The decrease in investment income is primarily due to the continued decline in market interest rates and increased levels of tax-advantaged securities partially offset by an increase in overall cash and investments levels throughout the year. Cash and investments levels have primarily increased due to proceeds from our initial public offering, cash generated from operations and increases in the amount of premiums received versus the timing of the payment of the related health benefits.

Health Benefits

Expenses relating to health benefits for the year ended December 31, 2002 increased $224.6 million, or 31.7%, to $933.6 million from $709.0 million for the year ended December 31, 2001. The increase was primarily due to the increase in membership. The health benefits ratio, as a percentage of premium revenue, for the year ended December 31, 2002 was 81.0% compared to 80.5% in 2001. The slight increase in the health benefits ratio is primarily due to variations in levels of seasonality from 2001 to 2002 and changes in the mix of members by product.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $23.6 million to $133.4 million for the year ended December 31, 2002 compared to $109.8 million in 2001. The increase in selling, general and administrative expenses was primarily due to an increase in wages and related expenses for additional staff to support our increased membership, expenses related to the implementation and closing of our acquisition of PHP in Florida, expenses related to implementation of the Health Insurance Portability and Accountability Act (HIPAA) as well as expenses related to market development activities. Our selling, general and administrative expense ratio to revenue was 11.5% and 12.3% for the year ended December 31, 2002 and 2001, respectively. The decrease in the ratio was a result of economies of scale and of fixed costs being spread over a larger membership base.

Interest expense

Interest expense was $791,000 and $763,000 for the years ended December 31, 2002 and 2001, respectively.

Provision for income taxes

Income tax expense for 2002 was $32.7 million with an effective tax rate of 41.0% as compared to $26.1 million in 2001 and an effective tax rate of 42%. The effective tax rate decreased in 2002 due primarily to increased levels of investments in tax-advantaged securities.

Net income

Net income for 2002 rose $10.9 million to $47.0 million, or $2.19 per diluted share, compared to $36.1 million, or $2.08 per diluted share in 2001. Diluted earnings per share rose only 5.3% as compared to an increase in net income of 30.2% due to the increase in shares outstanding which is primarily the result of the issuance of 4,985,000 shares from our November 2001 initial public offering.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenues

Premium revenue for the year ended December 31, 2001 increased $234.1 million, or 36.2%, to $880.5 million from $646.4 million for the year ended December 31, 2000. The increase was principally due to internal growth in overall membership and to a lesser extent, the acquisition of the Medicaid contracts and related assets of Humana’s Houston, Texas business in August 2001 (15,000 members). Total membership increased 41.7% to 472,000 as of December 31, 2001 from 333,000 as of December 31, 2000.

Investment income decreased $2.4 million to $10.7 million for the year ended December 31, 2001. The decrease in investment income is primarily due to the continued decline in market interest rates partially offset by an increase in overall cash levels. Cash levels have primarily increased due to proceeds from our initial public offering, cash generated from operations and increases in the amount of premiums received versus the timing of the payment of the related health benefits.

Health Benefits

Expenses relating to health benefits for the year ended December 31, 2001 increased $185.4 million, or 35.4%, to $709.0 million from $523.6 million for the year ended December 31, 2000. The increase was primarily due to the increase in membership. The health benefits ratio, as a percentage of premium revenue, for the year ended December 31, 2001 was 80.5% compared to 81.0% in 2000. The decrease in the health benefits ratio is primarily the result of a favorable impact of shifting high cost cases from managed care to fee-for-service in Illinois ($2.8 million expense savings related to health benefits), an increase in revenues resulting from the receipt of an HIV/AIDS supplemental payment from the State of Maryland as well as a change in our membership by product to include more SCHIP members than in prior years. This favorable impact was substantially offset by a normal incidence of respiratory conditions and influenza in the first quarter of 2001 as compared to a lower incidence in the first quarter of 2000.

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

Selected Quarterly Operating Results

The following table sets forth unaudited quarterly results of our operations for each of the quarters in the years ended December 31, 2002 and 2001. This information has been prepared on the same basis as the consolidated financial statements and, in the opinion of our management, reflects adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly operating results are not necessarily indicative of future results of operations. This data should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K.

	Three Months Ended
2002	March 31	June 30	September 30	December 31
Premium revenue	$270,842	$276,821	$297,025	$307,948
Health benefits expense	223,001	221,481	240,407	248,702
Selling, general and administrative expenses	29,921	32,318	33,927	37,243
Income before income taxes	16,986	21,662	21,102	19,972
Net income	9,886	12,916	12,450	11,784
Net income per common diluted share	0.47	0.60	0.58	0.54
Weighted average number of shares and dilutive potential shares outstanding	21,244,538	21,493,134	21,478,501	21,661,514

	Three Months Ended
2001	March 31	June 30	September 30	December 31
Premium revenue	$185,685	$209,145	$236,642	$249,038
Health benefits expense	150,692	163,703	192,485	202,154
Selling, general and administrative expenses	24,098	28,112	27,442	30,170
Income before income taxes	12,001	17,594	16,543	16,069
Net income	7,081	10,084	9,595	9,320
Net income per common diluted share	0.42	0.61	0.58	0.48
Weighted average number of shares and dilutive potential shares outstanding	15,897,118	15,889,397	15,985,161	18,794,357

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flow from operations and borrowings under our credit facility. As of December 31, 2002, we had cash and cash equivalents of $208.0 million, short and long-term investments of $99.0 million and restricted investments on deposit for licensure of $29.6 million. As of December 31, 2002, there was $50 million outstanding on our $75 million credit facility.

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

Cash from operations was $117.4 million for the year ended December 31, 2002 compared to $71.8 million for the year ended December 31, 2001. The increase in cash from operations is primarily due to increases in membership, improvements to operating margins and the impact of a prepayment of revenue received in 2002 attributable to operations in 2003. As of December 31, 2002, we had working capital including long-term investments of $75.5 million as compared to $122.5 million at December 31, 2001 due primarily to the placement of cash in escrow for the acquisition of PHP in the amount of $74.1 million. Our minimum lease payments under all noncancelable operating leases are $8.3 million for 2003.

Cash used in investing activities increased to $143.5 million for the year ended December 31, 2002 from $78.1 million for the year ended December 31, 2001. The increase in cash used in investing activities was primarily due to an escrow deposit in connection with the acquisition of PHP and related costs of $124.1 million as well as purchases of property, equipment and software of $20.7 million. We anticipate that our 2003 purchases of property and equipment and software will be approximately $35 million.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of December 31, 2002, our investment portfolio consisted primarily of fixed-income securities. The average maturity is less than nine months. We utilize investment vehicles such as municipal bonds, commercial paper, U.S. government backed agencies, and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average portfolio yield as of December 31, 2002 was approximately 2.02%.

On August 22, 2002, we entered into a definitive agreement to acquire the common stock of PHP Holdings, Inc. and its subsidiary, Physicians Healthcare Plans, Inc. (together PHP). The acquisition became effective January 1, 2003. The total acquisition price was approximately $124.1 million, including acquisition costs. We did not acquire PHP’s CarePlus Health Plan, spun off from PHP at the end of 2002, which will continue to serve its Medicare and commercial lines of business. The cash purchase price of approximately $123 million was placed in escrow at December 31, 2002. Approximately $50 million of the cash purchase price was financed through our existing credit facility with the balance funded through available unrestricted cash. This acquisition was accounted for under the purchase method of accounting. Goodwill and other intangibles totaling $116.5 million includes $9.0 million of identifiable intangibles allocated to the membership purchased and a non-compete agreement. With the adoption of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangibles (SFAS 142), goodwill and other intangibles assets with indefinite useful lives are no longer amortized, but instead subject to impairment tests. Identifiable intangibles with definite useful lives are being amortized based on the timing of related cash flows with an expected amortization of 5 to 11 years. The estimated acquisition cost allocation between goodwill and identifiable intangible assets is $107.5 million and $9.0 million, respectively. We have not yet finalized our fair value analysis, therefore, the allocation of the purchase price is subject to refinement. As of January 1, 2003, PHP served approximately 193,000 Medicaid and SCHIP members in 12 counties of three Florida metropolitan areas of Orlando, Tampa and Ft. Lauderdale/Miami.

Effective July 1, 2002, we purchased the Medicaid line of business of Capital Community Health Plan for approximately $7.0 million including acquisition costs. The assets purchased consisted primarily of CCHP’s rights to provide managed care services to its Medicaid members. This acquisition was accounted for under the purchase method of accounting. Goodwill and other intangibles totaling $7.0 million includes $423,000 for identifiable intangibles allocated to the membership purchased.

Effective January 1, 2002, we purchased certain assets of MethodistCare, Inc.’s Houston, Texas Medicaid line of business for approximately $1.2 million. The assets purchased primarily consisted of MethodistCare’s rights to provide managed care services to its Medicaid members.

Effective August 1, 2001, we purchased certain assets of Humana’s Houston, Texas Medicaid line of business for approximately $1.0 million. The assets purchased primarily consisted of Humana’s rights to provide managed care services to its Medicaid members.

Cash provided by financing activities was $50.2 million and $57.6 million for the year ended December 31, 2002 and December 31, 2001, respectively. Cash provided by financing activities in 2002 consisted primarily of proceeds from our revolving credit facility of $50 million compared to 2001, which included proceeds from the offering partially offset by principal payments on our long-term debt facility and the redemption of our Series E preferred stock. Our minimum lease payments under all capital leases are $5.0 million for 2003.

On December 14, 2001, we entered into a $60 million revolving credit facility, with three banks. In July 2002, a fourth bank was added, thereby increasing the revolving credit facility to $75 million. The proceeds of the facility will be available for general corporate purposes, including, without limitation, permitted acquisitions. The facility will accrue interest at one of the following rates, at our option: LIBOR plus the applicable margin or an alternate bank rate plus the applicable margin. The applicable margin for LIBOR borrowings is between 2.00% and 2.50% and the applicable margin for alternate base rate borrowings is between 1.00% and 1.50%. The applicable margin will vary depending on our leverage ratio. The facility is secured by substantially all of the assets of AMERIGROUP Corporation, including the stock of its subsidiaries. There is a commitment fee of 0.50% on the unused portion of the credit facility. The credit facility matures December 14, 2004. As of December 31, 2002, there was $50 million outstanding under the credit facility at a rate of 3.4%, which represents LIBOR plus 2.0%.

Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of December 31, 2002, our subsidiaries were in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements for the next twelve months.

At December 31, 2002, we served members who received health care benefits through nine contracts with the regulatory entities in the jurisdictions in which we operated, four of which individually accounted for 10% or more of our revenues for the year ended December 31, 2002, with the largest of these contracts representing approximately 26% of our revenues. If any of our contracts were not renewed or were terminated for cause or if we were to lose a contract in a re-bidding process, our business would suffer. With the acquisition of PHP on January 1, 2003, we serve members who receive health care benefits through a total of sixteen contracts with the regulatory entities.

We believe that internally generated funds and available funds under our revolving credit facility will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months.

Recent Accounting Pronouncements

In December 2002, Statement of Financial Accounting Standards No. 148, Stock-Based Compensation (SFAS No. 148), was issued which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) and provides guidance on transition to voluntary adoption of SFAS No. 123 and disclosure when using SFAS No. 123 or APB Opinion No. 25. We have adopted SFAS No. 148. We continue to apply APB Opinion No. 25 in accounting for our stock plans.

In November 2002, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57 and

107 and Rescission of FASB Interpretations No. 34 (FIN No. 45), was issued. We have adopted the disclosure requirements of FIN 45 as required for fiscal years ending after December 15, 2002 and will adopt the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 is not expected to have a material impact on our financial condition or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which addresses the financial accounting and reporting of costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 is effective prospectively after December 31, 2002. Our management does not believe the implementation of this standard will have a material effect on our financial condition or results of operations.

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

As of December 31, 2002, our subsidiaries had aggregate statutory capital and surplus of approximately $65.8 million, compared with the required minimum aggregate statutory capital and surplus requirements of approximately $29.5 million.

The National Association of Insurance Commissioners, or NAIC, has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies became effective as of December 31, 1998. The new HMO rules, which may vary from state to state, are currently being considered for adoption. Illinois and Texas adopted various forms of the rules as of December 31, 1999 and 2000, respectively. Maryland adopted risk-based capital rules for MCOs as of December 31, 2001. However, Maryland exempted all MCOs from the rules for the years ended December 31, 2001 and 2002. New Jersey and Florida have not yet adopted risk-based capital. The NAIC’s HMO rules, if adopted by other states in their proposed form, may increase the minimum capital required for our subsidiaries.

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

Compliance Costs

The federal regulations promulgated under HIPAA relating to privacy, standard transactions and security were issued in proposed form in 1998. Final regulations were subsequently issued with compliance dates of April 2003 for privacy, October 2003 for transactions and April 2005 for security. The final security rule was issued in

February 2003 and we have not fully assessed the cost of complying with these regulations. The fact that either state or federal rules may supersede the other depending on the nature of the particular requirement will require interpretations for which there is likely to be little precedent. We have completed an assessment of the programs and systems that we will need to implement in order to comply with the new privacy regulations by April 2003. In order to comply with the requirements, we will be required to employ additional or different programs and systems. We had expenditures of approximately $2.5 million on HIPAA compliance in 2002 and expect an additional $4.0 million in 2003. We expect to be fully compliant by the required compliance dates. Further, compliance with these regulations are requiring changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2002 we had short-term investments of $27.6 million and long-term investments of $71.4 million. These investments consist of highly liquid investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in money market funds, U.S. Treasury securities, cash escrow accounts, asset-backed securities, debt securities of government sponsored entities, municipal bonds and auction rate securities. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

RISK FACTORS

Risks related to being a regulated entity

Changes in government regulations designed to protect providers and members rather than our stockholders could force us to change how we operate and could harm our business.

Our business is extensively regulated by the states in which we operate and by the federal government. These laws and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders. Congress is currently considering legislation to reform Medicaid. We cannot predict what impact such legislation, if adopted, would have on our business. Changes in existing laws and rules, the enactment of new laws and rules and changing interpretations of these laws and rules could, among other things:

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

In the past we have been subject to sanctions as a result of violations of marketing regulations and timeliness of payment requirements. For example, in August 2000, our Chicago, Illinois plan was notified by the Illinois Department of Public Aid, or IDPA, that its Office of Inspector General had commenced an investigation of allegations of misrepresentation and fraud by marketing representatives employed by our plan. We developed a corrective action plan to identify and correct past marketing improprieties and to reduce the likelihood of future violations, which has been approved by IDPA and implemented. Under our contract with IDPA, sanctions could be imposed, ranging from $5,000 to $25,000, and/or our right to enroll members could be suspended for a period of time, if the allegations are substantiated. We do not know if we will be informed as to when the investigation has been completed.

While we have not been subject to any fines or violations that were material, we cannot assure you that we will not become subject to material fines or other sanctions in the future. If we became subject to material fines or if other sanctions or other corrective actions were imposed upon us, our ability to continue to operate our business could be materially and adversely affected.

On October 12, 2001, we responded to a Civil Investigative Demand, or CID, of the HMO industry by the Office of the Attorney General of the State of Texas relating to processing of provider claims. We understand from the Office of the Attorney General that responses were required from the nine largest HMOs in Texas, of which we are the ninth. The other eight are HMOs that primarily provide commercial products. The CID is being conducted in connection with allegations of unfair contracting, delegating and payment practices and violations of the Texas Deceptive Trade Practices—Consumer Protection Act and article 21.21 of the Texas Insurance Code by HMOs. In meetings with representatives of the Attorney General, they agreed that our required response would be limited to providing information relating to our payment of hospital claims only. In addition, based upon our discussions with the Office of the Attorney General, it is our understanding that we are not currently the target of any investigation by that Office. On October 19, 2001 we filed our response to the CID including all information that we believed was required to be produced. On October 26, 2001, we received a request from the Office of the Attorney General that we clarify and supplement certain of our responses. We responded with a second filing on December 21, 2001 and three supplemental filings thereafter. These additional filings were materials provided for classification of the original submission and were not the result of an expansion of the scope of the CID. The Office of the Attorney General could request additional information or clarification which could be costly and time consuming for us to produce.

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

In August 2000, HHS issued a new regulation under HIPAA requiring the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. We are required to comply with the new transactions regulation by October 2003. Also in August 2000, HHS proposed a regulation that would require health care participants to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. This security regulation, finalized in February 2003, requires compliance by April 2005. In December 2000, HHS issued a new regulation mandating heightened privacy and confidentiality protections under HIPAA which became effective on April 14, 2001 requires compliance by April 2003. However, states may seek exemptions from the requirements of the privacy regulation for certain state laws, and state laws that impose stricter privacy standards than the HIPAA privacy regulation will not be preempted.

In January 2001, the Centers for Medicare & Medicaid Services, or CMS, published new federal regulations regarding Medicaid managed care. On June 14, 2002, CMS published final regulations that replaced the January regulations in their entirety. The final regulations implement requirements of the Balanced Budget Act of 1997 that are intended to give states more flexibility in their administration of Medicaid managed care programs, provide certain new patient protections for Medicaid managed care enrollees, and require states’ rates to meet new actuarial soundness requirements. The effective date of the regulation was August 13, 2002 and states must comply with these regulations by August 13, 2003.

The states’ ability to promulgate stricter rules, and uncertainty regarding many aspects of the regulations make compliance with the relatively new regulatory landscape difficult. Our existing programs and systems may not enable us to comply in all respects with these new regulations. We have completed an assessment of the programs and systems that we will need to implement in order to comply with the new regulations. In order to comply with the regulatory requirements, we will be required to employ additional or different programs and systems. We had expenditures of approximately $2.5 million on HIPAA compliance in 2002 and expect an additional $4.0 million in 2003 to become fully compliant. Further, compliance with these pervasive regulations will require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states. The new regulations and the related costs to comply with the new regulations could have a material adverse effect on our business.

Changes in health care laws may reduce our profitability.

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

We cannot predict the outcome of these legislative or regulatory proposals, nor the effect which they might have on us. Legislation or regulations that require us to change our current manner of operation, provide additional benefits or change our contract arrangements may seriously harm our operations and financial results.

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

State governments generally are experiencing budgetary shortfalls. Budget problems in the states in which we operate could result in limited increases or even decreases in the premiums paid to us by the states. In 2002, the state of Illinois, which accounts for approximately 6% of our total membership, reduced the Medicaid premiums it pays to managed care companies due to state budgetary concerns. If Illinois or any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it would have a material negative impact on our profitability.

If state governments do not renew our contracts with them on favorable terms, our business will suffer.

At December 31, 2002, we served members who received health care benefits through nine contracts with the regulatory entities in the jurisdictions in which we operate. Four of these contracts individually accounted for 10% or more of our revenues for the year ended December 31, 2002, with the largest of these contracts representing approximately 26% of our revenues. If any of our contracts were not renewed on favorable terms or were terminated for cause or if we were to lose a contract in a re-bidding process, our business would suffer. Most of our contracts expire in 2003 and have renewal provisions. Termination or non-renewal of any one contract could materially impact our revenues and operating results.

Some of our contracts are subject to a re-bidding process. For example, we are subject to a re-bidding process in each of our three Texas markets and for our SCHIP contracts in each of our three Florida markets. Our Texas markets are re-bid every six years and is scheduled to occur in 2003. In Florida, our SCHIP contracts have staggered contract periods by county and are re-bid every two to four years. Our operating results would suffer as a result of losing a contract through the re-bidding process.

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

We rely on the accuracy of eligibility lists provided by the government. Inaccuracies in those lists would negatively affect our results of operations.

Premium payments to us are based upon eligibility lists produced by the government. A state could require us to reimburse it for premiums paid to us based on an eligibility list that the state later discovers contains individuals who are not in fact eligible for a government sponsored program. Alternatively, a state could fail to pay us for members for whom we are entitled to payment. We are also exposed to these risks when we are a subcontractor to parties that rely on government eligibility lists. Our results of operations would suffer as a result of such reimbursement to the state if we had made related payments to providers and were unable to recoup such payments from the providers.

Growth in the number of Medicaid beneficiaries during economic downturns could negatively impact our profitability if state budgets decrease or do not increase.

Less favorable economic conditions may cause our membership to increase as more people become eligible to receive Medicaid benefits. However, during such economic downturns, state budgets could decrease, causing states to attempt to cut health care programs, benefits or rates. If state funding were decreased while our membership was increasing, our profitability would be adversely affected.

Acts of terrorism could cause our business to suffer.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. If acts of terrorism were to occur in markets in which we operate our business could possibly suffer. The results of terrorism acts could lead to higher than expected medical costs, network and information technology disruptions, and other related factors beyond our control.

Risks related to our business

Receipt of inadequate premiums would negatively impact our revenues and profitability.

Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract, and we are obligated during the contract period to facilitate access to health care services as established by the state governments. We have less control over costs related to the provision of health care than we do over our selling, general and administrative expenses. Historically, our expenses related to health benefits as a percentage of premium revenue have fluctuated. For example, our expenses related to health benefits were 81.0% of our premium revenue in 2002, and 80.5% of our premium revenue in 2001. If premiums are not increased and expenses related to health benefits rise, our earnings could be impacted negatively. In addition, our actual health benefits costs may exceed our estimated costs. The premiums we receive under our current contracts may therefore be inadequate to cover all claims, which may cause our profits to decline.

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

Difficulties implementing acquired businesses could adversely affect our business

Effective January 1, 2003, we entered Florida through the acquisition of PHP Holdings, Inc. and its subsidiary, Physicians Healthcare Plans, Inc. (together PHP). Our profitability depends on our ability to integrate acquired businesses onto our technology platform and apply our operations strategy. Difficulties implementing our strategy in Florida and integrating the PHP business could adversely affect our profitability.

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

We have experienced rapid growth. In 1996, our first full year of operations, we had $22.9 million of premium revenue. In 2002, we had $1,152.6 million in premium revenue. This increase represents a compound annual growth rate of 92.2%.

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

During 2001, we entered into a Credit and Guaranty Agreement with three banks for a $60 million revolving credit facility. In July 2002, we expanded our credit facility to $75 million by adding a fourth bank. The credit facility is secured by the assets of AMERIGROUP Corporation and by the common stock of its wholly-owned subsidiaries. Pursuant to the Credit and Guaranty Agreement, we must meet certain financial covenants. At December 31, 2002, we were in compliance with such covenants. These financial covenants include meeting certain financial ratios, a limit on annual capital expenditures, and a minimum net worth requirement. As of December 31, 2002, there was $50 million outstanding under the credit facility.

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

We are highly dependent on the efforts of Mr. Jeffrey McWaters, our Chairman of the Board of Directors and Chief Executive Officer. Mr. McWaters, as our founder, has been instrumental in developing our mission and forging our relationships with our government client-customers and the communities we serve. We cannot assure you that we will be able to retain Mr. McWaters or attract a suitable replacement or additional personnel if required. We have an employment agreement with Mr. McWaters which had an initial expiration of October 2002 but has been extended to October 2003 and has automatic one year renewals going forward. Pursuant to this agreement, if Mr. McWaters were to voluntarily terminate his employment with us, he would lose his entitlement to severance benefits. We cannot be sure that the employment agreement creates sufficient incentives for Mr. McWaters to continue his employment with us. While we believe that we could find a replacement for Mr. McWaters if he were to leave, the loss of his services could harm our operations.

Our inability to maintain satisfactory relationships with providers would harm our profitability.

Our profitability depends, in large part, upon our ability to contract favorably with hospitals, physicians and other health care providers. Our provider arrangements with our primary care physicians and specialists usually are for one- to two-year periods and automatically renew for successive one-year terms, subject to termination by us for cause based on provider conduct or other appropriate reasons. The contracts generally may be canceled by either party upon 90 to 120 days prior written notice. Our contracts with hospitals are usually for one- to two-year periods and automatically renew for successive one-year periods, subject to termination for cause due to provider misconduct or other appropriate reasons. Generally, our hospital contracts may be canceled by either party without cause on 90 to 150 days prior written notice. There can be no assurance that we will be able to continue to renew such contracts or enter into new contracts enabling us to service our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our providers, we may be unable to enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our profitability will be harmed.

On occasion, our members obtain care from providers that are not in our network and with which we do not have contracts. To the extent that we know of such instances, we attempt to redirect their care to a network provider. We have generally reimbursed non-network providers at the rates paid to comparable network providers or at the applicable rate that the provider could have received under the traditional fee-for-service Medicaid program, or at a discount therefrom. In some instances, we pay non-network providers pursuant to the terms of our contracts with the State. However, some non-network providers have requested that we pay them at their highest billing rate, or “full-billed charges.” Full-billed charges are significantly more than the amount the non-network providers could otherwise receive under the traditional fee-for-service Medicaid program. Additionally, some non-network providers in New Jersey and Texas have filed lawsuits seeking reimbursements of full-billed charges from us for services they provided to our members. To the extent that non-network providers are successful in obtaining payment at rates in excess of the rates that we have historically paid to non-network providers, our profitability could be materially adversely affected.

We are dependent on our relationship with Cook Children’s Physician Network. Any material modification or discontinuation of this relationship could harm our results of operations.

Cook Children’s Physician Network is our exclusive provider network for pediatric services in Fort Worth, Texas, where we had approximately 73,000 members as of December 2002. If the terms of our contract with Cook Children’s were to change significantly or Cook Children’s were to terminate its agreement with us, our costs to provide health care in this area could increase. We could lose members if Cook Children’s chose to associate with another HMO or if it obtained its own contract with the state to provide health care services to Medicaid recipients.

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

Changes in the number of Medicaid eligibles or benefits provided to Medicaid eligibles as a result of state and federal budgets decreasing or not increasing, or during a period of general economic improvement, could cause our operating results to suffer.

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

AMERIGROUP Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated income statements and statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERIGROUP Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, AMERIGROUP Corporation adopted the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, and certain provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, as required for goodwill and intangible assets arising from business combinations consummated after June 30, 2001. As further discussed in Note 1 to the consolidated financial statements, in 2002, AMERIGROUP Corporation adopted the provisions of SFAS No. 142 as required for goodwill and intangible assets resulting from business combinations consummated prior to June 30, 2001.

February 10, 2003

Norfolk, Virginia

/s/    KPMG LLP

ITEM 8.    Financial Statements and Supplementary Data

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 and 2001

(Dollars in thousands)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$207,996	$183,900
Short-term investments	27,581	55,230
Premium receivables	35,585	29,301
Deferred income taxes	5,627	4,518
Prepaid expenses and other current assets	7,646	7,416

Total current assets	284,435	280,365
Property and equipment, net	28,277	15,014
Software, net of accumulated amortization of $10,253 and $4,738 at December 31, 2002 and 2001, respectively	11,966	9,581
Goodwill and other intangible assets, net of accumulated amortization of $5,873 at December 31, 2002 and 2001	26,040	19,407
Long-term investments	71,358	62,707
Investments on deposit for licensure	29,559	18,501
Other long-term assets	2,716	1,367
Escrow deposit for pending acquisitions and related costs	124,133	—

	$578,484	$406,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$202,430	$180,346
Unearned revenue	25,518	240
Accounts payable	9,405	6,295
Accrued expenses, capital leases and other current liabilities	42,905	33,678

Total current liabilities	280,258	220,559
Long-term debt	50,000	—
Deferred income taxes, capital leases and other long-term liabilities	8,845	2,867

Total liabilities	339,103	223,426

Commitments and contingencies (note 12)
Stockholders’ equity:
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 20,551,944 and 19,851,690 at December 31, 2002 and 2001, respectively	205	199
Additional paid-in capital	177,141	168,676
Retained earnings	62,452	15,416
Deferred compensation	(417)	(775)

Total stockholders’ equity	239,381	183,516

	$578,484	$406,942

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except for per share data)

	Year ended December 31,
	2002	2001	2000
Revenues:
Premium	$1,152,636	$880,510	$646,408
Investment income	8,026	10,664	13,107

Total revenues	1,160,662	891,174	659,515

Expenses:
Health benefits	933,591	709,034	523,566
Selling, general and administrative	133,409	109,822	85,114
Depreciation and amortization	13,149	9,348	6,275
Interest	791	763	781

Total expenses	1,080,940	828,967	615,736

Income before income taxes	79,722	62,207	43,779
Income tax expense	32,686	26,127	17,687

Net income	47,036	36,080	26,092
Accretion of redeemable preferred stock dividends	—	(6,228)	(7,284)

Net income attributable to common stockholders	$47,036	$29,852	$18,808

Net income per share:
Basic net income per share	$2.33	$8.08	$23.62

Weighted average number of common shares outstanding	20,177,728	3,694,844	796,409

Diluted net income per share	$2.19	$2.08	$1.55

Weighted average number of common shares and dilutive potential common shares outstanding	21,469,422	16,649,721	15,818,175

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common stock		Series D convertible preferred stock		Additional paid-in capital	Retained earnings (deficit)	Deferred compensation	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balances at December 31,1999	640,632	$6	3,710,775	$37	$18,190	$(33,244)	$—	$(15,011)
Common stock issued upon exercise of stock options	267,150	3	—	—	247	—	—	250
Accreted dividends on redeemable preferred stock	—	—	—	—	—	(7,284)	—	(7,284)
Issuance of common stock options at below market value	—	—	—	—	1,833	—	(1,833)	—
Amortization of deferred compensation	—	—	—	—	—	—	698	698
Net income	—	—	—	—	—	26,092	—	26,092

Balances at December 31, 2000	907,782	9	3,710,775	37	20,270	(14,436)	(1,135)	4,745
Common stock issued upon exercise of stock options and warrants	227,205	3	—	—	237	—	—	240
Common stock issued upon initial public offering	4,985,000	50	—	—	77,168	—	—	77,218
Conversion of convertible preferred stock	12,607,880	126	(3,710,775)	(37)	71,009	—	—	71,098
Common stock issued upon exercise of Series E mandatorily redeemable preferred stock warrants	1,123,823	11	—	—	(8)	—	—	3
Accreted dividends on redeemable preferred stock	—	—	—	—	—	(6,228)	—	(6,228)
Amortization of deferred compensation	—	—	—	—	—	—	360	360
Net income	—	—	—	—	—	36,080	—	36,080

Balances at December 31, 2001	19,851,690	199	—	—	168,676	15,416	(775)	183,516
Common stock issued upon exercise of stock options	700,254	6	—	—	4,690	—	—	4,696
Tax benefit from exercise of options	—	—	—	—	3,775	—	—	3,775
Amortization of deferred compensation	—	—	—	—	—	—	358	358
Net income	—	—	—	—	—	47,036	—	47,036

Balances at December 31, 2002	20,551,944	$205	—	$—	$177,141	$62,452	$(417)	$239,381

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$47,036	$36,080	$26,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,149	9,348	6,275
Deferred tax (benefit) expense	993	(124)	1,204
Amortization of deferred compensation	358	360	698
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	(6,284)	(13,579)	(8,476)
Prepaid expenses and other current assets	(230)	(254)	(3,659)
Deferred income taxes and other assets	(1,665)	72	415
Claims payable	22,084	29,884	36,090
Accounts payable, accrued expenses and other current liabilities	15,994	9,934	12,831
Unearned revenue	25,278	240	(27,960)
Other long-term liabilities	704	(150)	(1,390)

Net cash provided by operating activities	117,417	71,811	42,120

Cash flows from investing activities:
Proceeds from redemption of held-to-maturity securities	219,656	196,267	226,555
Purchase of held-to-maturity investments	(211,158)	(257,541)	(217,379)
Purchase of property and equipment and software	(20,707)	(8,608)	(13,668)
Proceeds from sale of investments on deposit for licensure	30,340	29,318	8,502
Purchase of investments on deposit for licensure	(30,898)	(34,955)	(12,374)
Purchase of contract rights and related assets	(6,633)	(2,617)	—
Escrow deposit for pending acquisition and related costs	(124,133)	—	—

Net cash used in investing activities	(143,533)	(78,136)	(8,364)

Cash flows from financing activities:
Proceeds from issuance of debt	50,000	—	—
Net increase (decrease) in bank overdrafts	(1,963)	913	124
Payment of debt	—	(6,177)	(1,833)
Payment of capital lease obligations	(2,521)	(1,314)	(14)
Proceeds from exercise of common stock options and warrants	4,696	243	250
Proceeds from issuance of common stock upon the initial public offering, net of issuance costs	—	77,218	—
Redemption of Series E mandatorily redeemable preferred stock	—	(13,320)	—

Net cash provided by (used in) financing activities	50,212	57,563	(1,473)

Net increase in cash and cash equivalents	24,096	51,238	32,283
Cash and cash equivalents at beginning of period	183,900	132,662	100,379

Cash and cash equivalents at end of period	$207,996	$183,900	$132,662

Supplemental disclosures of non-cash activities:
Property and equipment acquired under capital lease	$7,775	$5,086	$434

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

(Dollars in thousands, except for per share data)

(1)    Corporate Organization and Principles of Consolidation

(a)    Corporate Organization

AMERIGROUP Corporation, a Delaware corporation (the “Company”), is a multi-state managed health care company focused on serving people who receive health care benefits through public-sponsored programs, including Medicaid, State Children’s Health Insurance Program, or SCHIP, and FamilyCare.

During 1995, we incorporated wholly-owned subsidiaries in New Jersey, Illinois and Texas to develop, own and operate health maintenance organizations (HMOs) in those states. During 1996, we began enrolling Medicaid members in HMOs: AMERIGROUP New Jersey, Inc., AMERIGROUP Illinois, Inc. and AMERIGROUP Texas, Inc. During 1999, we incorporated a wholly-owned subsidiary in Delaware, AMERIGROUP Maryland, Inc., a Managed Care Organization, to develop, own and operate a managed care organization (MCO) in Maryland and an HMO in the District of Columbia. This subsidiary purchased certain contracts and related assets from The Prudential Insurance Company of America and the Prudential Health Care Plan, Inc. (Prudential) relating to its Medicaid lines of business in the State of Maryland and the District of Columbia during 1999. During 2001, we incorporated a wholly-owned subsidiary in Florida, AMERIGROUP Florida, Inc., an HMO, to develop, own and operate an HMO in Florida. Effective January 1, 2003, AMERIGROUP Corporation acquired PHP Holdings, Inc. and its subsidiary, Physicians Health Plans, Inc. (together, PHP) and merged it with AMERIGROUP Florida, Inc. (Note 15).

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

(b)    Principles of Consolidation

The consolidated financial statements include the financial statements of AMERIGROUP Corporation and our five wholly-owned subsidiaries: AMERIGROUP New Jersey, Inc., AMERIGROUP Illinois, Inc., AMERIGROUP Texas, Inc. and AMERIGROUP Florida, Inc., each a Health Maintenance Organization and AMERIGROUP Maryland, Inc., a Managed Care Organization. All significant intercompany balances and transactions have been eliminated in consolidation.

(2)    Summary of Significant Accounting Policies and Practices

(a)    Cash Equivalents

We consider all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. We had cash equivalents of $95,945 and $121,941 at December 31, 2002 and 2001, respectively, which consist of money market funds, U.S. Treasury securities, certificates of deposit, asset-backed securities and debt securities of government sponsored entities.

(b) Short and Long-Term Investments and Investments on Deposit for Licensure

Short and long-term investments and investments on deposit for licensure at December 31, 2002 and 2001 consist of money market funds, U.S. Treasury securities, cash escrow accounts, asset-backed securities, debt securities of government sponsored entities, municipal bonds and auction rate securities. We consider all investments with original maturities greater than three months but less than twelve months to be short-term

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments. We classify our debt and equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2002 and 2001, all of our securities are classified as held-to-maturity.

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

(c)    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property and equipment held under leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives are as follows:

Leasehold improvements	Length of lease
Furniture and fixtures	5-7 years
Equipment	3-5 years

(d)    Software

Software is stated at cost less accumulated amortization, and in accordance with Statement of Position 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Software is amortized over its estimated useful life of three years, using the straight-line method.

(e)    Goodwill

Goodwill represents the excess of aggregate purchase price over the estimated fair value of net assets acquired. Goodwill acquired prior to July 1, 2001, was amortized on a straight-line basis over 18 months to 20 years, the expected periods to be benefited. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), goodwill acquired subsequent to July 1, 2001 is not amortized. In addition, all goodwill acquired prior to July 2001 is no longer amortized effective January 1, 2002. We assess the recoverability of goodwill by determining whether the goodwill balance can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. No impairment of goodwill was recorded in 2002, 2001 or 2000.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents net income and net income per share exclusive of goodwill amortization expense for 2002, 2001 and 2000.

	2002	2001	2000
Net income:
Reported net income	$47,036	$36,080	$26,092
Goodwill amortization, net of tax effect	—	567	1,683

Adjusted net income	$47,036	$36,647	$27,775

Basic net income per share:
Reported basic net income per share	$2.33	$8.08	$23.62
Goodwill amortization per basic share	—	0.15	2.11

Adjusted basic net income per share	$2.33	$8.23	$25.73

Diluted net income per share:
Reported diluted net income per share	$2.19	$2.08	$1.55
Goodwill amortization per diluted share	—	0.03	0.11

Adjusted diluted net income per share	$2.19	$2.11	$1.66

(f)    Other Assets

Other assets include deposits and debt issuance costs.

(g)    Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h)    Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), we have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition.

	2002	2001	2000
Net income:
Reported net income	$47,036	$36,080	$26,092
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,800	807	347

Proforma net income	$41,236	$35,273	$25,745

Basic net income per share:
Reported basic net income per share	$2.33	$8.08	$23.62
Proforma basic net income per share	2.04	7.86	23.18

Diluted net income per share:
Reported diluted net income per share	$2.19	$2.08	$1.55
Proforma diluted net income per share	1.92	2.04	1.54

(i)    Premium Revenue

We record premium revenue based on membership and premium information from each state. Premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide service to members. In our Texas, New Jersey, Maryland and the District of Columbia markets we receive payments under each state’s obstetric delivery supplements program. Upon delivery of a newborn, each state is invoiced a predetermined amount according to our contract. We recognize revenue in the period in which the birth occurs. Any amounts that have not been received from the state by the end of the period remain on the balance sheet classified as premium receivables.

(j)    Experience Rebate Payable

Experience rebate payable, included in accrued expenses, capital leases and other current liabilities, consists of estimates of amounts due under contracts with a state government. These amounts are computed based on a percentage of the contract profits, as defined, of each contract with the state. The profitability computation includes premium revenue received from the state less actual medical and administrative costs incurred and paid and less estimated unpaid claims payable for the applicable membership. The unpaid claims payable estimates are based on historical payment patterns using actuarial techniques. A final settlement is made 334 days after the contract period ends using paid claims data. Any adjustment made to the experience rebate payable as a result of final settlement is included in current operations.

(k)    Claims Payable

Accrued medical expenses for inpatient, outpatient surgery, emergency room, specialist, pharmacy and ancillary medical claims include amounts billed and not paid and an estimate of cost incurred for unbilled

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(m)    Impairment of Long-Lived Assets

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets, determined based upon discounted future cash flows or if available, other readily determinable evidence of fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment of long-lived assets was recorded in 2002, 2001 or 2000.

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

(o)    Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p)    Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(q)    Risks and Uncertainties

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

At December 31, 2002, we served members who received health care benefits through nine contracts with the regulatory entities in the jurisdictions in which we operate. Four of these contracts individually accounted for 10% or more of our revenues for the year ended December 31, 2002, with the largest of these contracts representing approximately 26% of our revenues.

(r)    Recent Accounting Pronouncements

In December 2002, Statement of Financial Accounting Standards No. 148, Stock-Based Compensation (SFAS No. 148), was issued which amends SFAS No. 123 and provides guidance on transition to voluntary adoption of SFAS No. 123 and disclosure when using SFAS No. 123 or APB Opinion No. 25. We have adopted SFAS No. 148. We continue to apply APB Opinion No. 25 in accounting for our stock plans.

In November 2002, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107 and Rescission of FASB Interpretations No. 34 (FIN No. 45), was issued. We have adopted the disclosure requirements of FIN 45 as required for fiscal years ending after December 15, 2002 and will adopt the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 is not expected to have a material impact on our financial condition or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which addresses the financial accounting and reporting of costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 is effective prospectively after December 31, 2002. Our management does not believe the implementation of this standard will have a material effect on our financial condition or results of operations.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Short and Long-Term Investments, Investments on Deposit for Licensure and Restricted Cash

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity short-term investments are as follows at December 31, 2002 and 2001:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
2002:
Money market funds	$8,000	$—	$—	$8,000
Asset-backed securities	7,306	1	—	7,307
Debt securities of government sponsored entities	12,275	6	—	12,281

Total	$27,581	$7	$—	$27,588

2001:
Debt securities of government sponsored entities	$45,845	$85	$44	$45,886
Municipal bonds	9,385	5	—	9,390

Total	$55,230	$90	$44	$55,276

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity long-term investments are as follows at December 31, 2002 and 2001:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
2002:
Municipal bonds	$13,402	$31	$—	$13,433
Debt securities of government sponsored entities	55,956	312	—	56,268
Auction rate securities	2,000	—	—	2,000

Total	$71,358	$343	$—	$71,701

2001:
Municipal bonds	$11,232	$—	$57	$11,175
Debt securities of government sponsored entities	51,475	83	36	51,522

Total	$62,707	$83	$93	$62,697

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a condition for licensure by various state governments to operate HMOs or MCOs, we are required to maintain certain funds on deposit with or under the control of the various departments of insurance. Accordingly, at December 31, 2002 and 2001, the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for these held-to-maturity securities are summarized as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
2002:
U.S. Treasury securities, maturing within one year	$1,203	$—	$—	$1,203
U.S. Treasury securities, maturities greater than one year	5,543	—	54	5,489
Debt securities of government sponsored entities	22,003	152	—	22,155
Cash escrow account	810	—	—	810

Total	$29,559	$152	$54	$29,657

2001:
U.S. Treasury securities, mature within one year	$6,016	$2	$34	$5,984
Debt securities of government sponsored entities, mature within one year	11,793	23	—	11,816
Cash escrow account	692	—	—	692

Total	$18,501	$25	$34	$18,492

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

(4)    Property and Equipment, Net

Property and equipment, net at December 31, 2002 and 2001 is summarized as follows:

	2002	2001
Leasehold improvements	$7,427	$3,992
Furniture and fixtures	6,709	4,858
Equipment	31,068	16,009

	45,204	24,859
Less accumulated depreciation and amortization	(16,927)	(9,845)

	$28,277	$15,014

(5)    Contracts Purchased

(a)    Humana

Effective August 1, 2001, we purchased certain assets of Humana Inc.’s (Humana) Houston, Texas Medicaid line of business. The assets purchased consisted of Humana’s rights to provide managed care services to its Medicaid members. We utilized the purchase method of accounting. We paid $1,048 in cash including transaction costs, resulting in goodwill of the same amount. We operated as a Medicaid HMO in Houston, Texas prior to this acquisition.

(b)    MethodistCare

Effective January 1, 2002, we purchased certain assets of MethodistCare, Inc.’s (MethodistCare) Houston, Texas Medicaid line of business. The assets purchased consisted of MethodistCare’s rights to provide managed

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

care services to its Medicaid members. We utilized the purchase method of accounting. We paid $1,232 in cash including transaction costs, resulting in goodwill of the same amount.

(c)    Capital Community Health Plan

Effective July 1, 2002, we purchased the Medicaid line of business of Capital Community Health Plan (CCHP) in Washington, D.C. for $6,970, including acquisition costs. The assets purchased consisted primarily of CCHP’s rights to provide managed care services to its Medicaid members. This acquisition was accounted for under the purchase method of accounting. Goodwill and other intangibles totaling $6,970 includes $423 for identifiable intangibles allocated to the membership purchased. Identifiable intangibles with definite useful lives are being amortized based on the timing of related cash flows over eight years.

(6)    Income Taxes

Income tax expense for the years ended December 31, 2002, 2001 and 2000 consists of the following:

	Current	Deferred	Total
Year ended December 31, 2002:
U.S. federal	$25,797	$855	$26,652
State and local	5,895	139	6,034

	$31,692	$994	$32,686

Year ended December 31, 2001:
U.S. federal	$22,685	$(222)	$22,463
State and local	3,566	98	3,664

	$26,251	$(124)	$26,127

Year ended December 31, 2000:
U.S. federal	$13,843	$1,012	$14,855
State and local	2,640	192	2,832

	$16,483	$1,204	$17,687

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to income before income taxes as a result of the following:

	Years ended December 31,
	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Tax expense at statutory rate	$27,902	35.0%	$21,772	35.0%	$15,323	35.0%
Increase in income taxes resulting from:
State and local income taxes, net of federal income tax effect	3,922	4.9	2,382	3.8	1,841	4.2
Effect of nondeductible expenses and other, net	862	1.1	1,973	3.2	523	1.2

Total income tax expense	$32,686	41.0%	$26,127	42.0%	$17,687	40.4%

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	December 31,
	2002	2001
Deferred tax assets:
Estimated claims incurred but not reported, deductible as paid for tax purposes	$2,238	$1,994
Vacation and bonus accruals, deductible as paid for tax purposes	2,529	1,817
Contractual allowances, deductible as written off for tax purposes	1,235	689
Other expenses, deductible in future periods for tax purposes	859	340
Goodwill, due to timing differences in book and tax amortization	117	857
Unearned revenue, included in income as received for tax purposes	1,965	18
State credit carryforward, deductible in future periods for tax purposes	785	—

Gross deferred tax assets before valuation allowance	9,728	5,715
Less: Valuation allowance	(785)	—

Net deferred tax assets	8,943	5,715
Deferred tax liabilities:
Property and equipment, due to timing differences in book and tax depreciation	(3,659)	(1,411)
Deductible prepaid expenses and other	(2,064)	(90)

Gross deferred tax liabilities	(5,723)	(1,501)

Net deferred tax assets and liabilities	$3,220	$4,214

The valuation allowance for deferred tax assets increased by $785 in 2002 which increased income tax by the same amount. The increase in this allowance was due to a state tax credit carryforward that is created from the state’s alternative minimum tax calculation. This state tax credit carryforward is only available for use to the extent that our regular tax liability exceeds the alternative minimum tax for a given year. Future projections do not show the regular tax liability exceeding the alternative minimum tax, therefore we have established a valuation allowance for the amount of the state tax credit carryforward. Except for amounts for which a valuation allowance has been provided, we believe the other deferred tax assets will be realized.

Income taxes payable were $2,360 and $2,239 at December 31, 2002 and 2001 and were included in accrued expenses, capital leases and other current liabilities.

Cash paid for income taxes for the years ended December 31, 2002, 2001, and 2000, were $27,795, $20,841, and $19,941, respectively.

(7)    Long-Term Debt

During 2001, we entered into a Credit and Guaranty Agreement with three banks to obtain a $60,000 revolving credit facility. In July 2002, we expanded the facility to include a fourth bank and to increase the revolving credit facility to $75,000. The facility is secured by the assets of AMERIGROUP Corporation and by the common stock of its wholly-owned subsidiaries.

At December 31, 2002, $50,000 was outstanding under the facility. Amounts outstanding under the facility accrue interest at one of the following rates, at our option: LIBOR plus the applicable margin or an alternate bank rate plus the applicable margin. The applicable margin for LIBOR borrowings is between 2.0% and 2.5%. The

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable margin for alternate bank rate borrowings is between 1.0% and 1.5%. The applicable margin will vary depending on our leverage ratio. At December 31, 2002, the interest rate on the facility was 3.4% which represents LIBOR plus 2.0%. We also pay a 0.50% commitment fee on the unused portion of the facility. The principal balance on the facility is due December 14, 2004.

Pursuant to the Credit and Guaranty Agreement, we must meet certain financial covenants. At December 31, 2002, we were in compliance with such covenants. These financial covenants include meeting certain financial ratios, a limit on annual capital expenditures, and a minimum net worth requirement.

During 1999, we entered into a Loan and Security Agreement with two banks to obtain debt financing of $16,500, consisting of a term loan of $9,000 and a revolver commitment of $7,500. We repaid this long-term debt financing in its entirety with proceeds from our initial public offering.

Cash paid for interest expense for the years ended December 31, 2002, 2001 and 2000, was $767, $822 and $722, respectively.

(8)    Redeemable Preferred Stock

Redeemable preferred stock is summarized as follows:

	Series A		Series B		Series C		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 1999	8,000,000	$14,194	7,025,000	$23,173	6,480,000	$23,209	2,000,000	$10,330
Accreted dividends	—	1,270	—	2,151	—	2,319	—	1,544

Balances at December 31, 2000	8,000,000	15,464	7,025,000	25,324	6,480,000	25,528	2,000,000	11,874
Accreted dividends	—	1,058	—	1,792	—	1,932	—	1,446
Conversion of Series A, B and C preferred stock to common shares	(8,000,000)	(16,522)	(7,025,000)	(27,116)	(6,480,000)	(27,460)	—	—
Redemption of Series E mandatorily redeemable preferred stock	—	—	—	—	—	—	(2,000,000)	(13,320)

Balances at December 31, 2001	—	$—	—	$—	—	$—	—	$—

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

The Series A, B and C preferred stock was converted into 10,752,493 shares of common stock concurrent with our initial public offering.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(9)     Stock Option Plan

In July 2000, we adopted the 2000 Equity Incentive Plan (2000 Plan), which provides for the granting of either stock options, restricted stock, phantom stock and stock bonuses to employees, directors and consultants. We reserved for issuance a maximum of 2,064,000 shares of common stock under the 2000 Plan. In addition, shares remaining available for issuance under our 1994 Stock Plan (described below) will be available for issuance under the 2000 Plan, resulting in a total of 4,313,500 shares available for grant under the 2000 Plan. Under both plans, an option’s maximum term is ten years. Twenty percent of the options vest upon grant date or at an employee’s hiring anniversary date, whichever is later, and five percent at the end of each three-month period thereafter.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock plans at December 31, 2002, 2001, and 2000 and the changes during the years then ended follows:

	2002		2001		2000
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	2,074,734	$7.92	1,776,029	$4.61	1,567,543	$1.53
Granted	1,077,893	22.12	637,366	15.45	563,407	11.56
Exercised	647,548	5.87	218,428	1.61	267,150	0.94
Forfeited	90,145	19.07	120,233	10.25	87,771	5.44

Outstanding at end of year	2,414,934	$14.39	2,074,734	$7.92	1,776,029	$4.61

The following table summarizes information related to the stock options outstanding at December 31, 2002:

Range of exercise prices	Options outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Options exercisable	Weighted- average exercise price
0.00 – $ 2.69	386,700	3.3	$0.63	370,387	$0.59
2.70 – $ 5.37	167,761	6.1	$3.00	125,102	$3.00
8.07 – $10.74	179,140	6.9	$8.60	118,119	$8.60
10.75 – $13.43	10,988	7.7	$11.90	4,075	$11.85
13.44 – $16.12	541,730	7.8	$15.00	245,991	$15.00
16.13 – $18.80	151,100	8.7	$17.00	33,100	$17.00
18.81 – $21.49	782,515	9.0	$21.25	250,555	$21.25
24.18 – $26.86	195,000	9.5	$25.75	20,000	$24.92

	2,414,934	7.5	$14.39	1,167,329	$10.05

On February 10, 2003, we granted an additional 635,185 options at an exercise price of $26.78.

We apply APB Opinion No. 25 and related interpretations in accounting for our stock plans. Accordingly, compensation cost related to stock options issued to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During 2000, we recorded deferred charges of $1,833, representing the difference between the exercise price and the deemed fair value of our common stock for the options granted in 2000. The deferred compensation will be amortized to expense over the period the options vest, generally four to five years. We recognized $358, $360 and $698 in non-cash compensation expense related to the amortization of deferred compensation during 2002, 2001 and 2000, respectively.

The fair value of each option grant is estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield for all years, risk-free interest rate of 3.6%, 4.3% and 5.1%, expected life of seven and one-quarter, four and three and one-half years for 2002, 2001 and 2000 and volatility of 49.72%, 0.0% and 0.0%, respectively. Volatility is estimated to be zero in 2001 and 2000 because our common stock was not publicly traded until November 6, 2001.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share:

	Year ended December 31,
	2002	2001	2000
Basic net income per share:
Net income	$47,036	$36,080	$26,092
Less accretion of convertible redeemable preferred stock dividends	—	(6,228)	(7,284)

Net income attributable to common stockholders	$47,036	$29,852	$18,808

Weighted average number of common shares outstanding	20,177,728	3,694,844	796,409

Basic net income per share	$2.33	$8.08	$23.62

Diluted net income per share:
Net income attributable to common stockholders	$47,036	$29,852	$18,808
Plus: Accretion of convertible preferred stock dividends assuming conversion	—	4,782	5,740

Diluted net income attributable to common stockholders	$47,036	$34,634	$24,548

Weighted average number of common shares outstanding	20,177,728	3,694,844	796,409
Dilutive effect of stock options and warrants (as determined by applying the treasury stock method) and convertible preferred stock	1,291,694	12,954,877	15,021,766

Weighted average number of common shares and dilutive potential common shares outstanding	21,469,422	16,649,721	15,818,175

Diluted net income per share	$2.19	$2.08	$1.55

(11)    Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, premium receivables, prepaid expenses and other current assets, accounts payable, unearned revenue, accrued expenses and other current liabilities and claims payable: The carrying amounts approximate fair value because of the short maturity of these items.

Short-term investments, long-term investments and investments on deposit for licensure: The carrying amounts approximate their fair values, which were determined based upon quoted market prices (note 3).

Long-term debt: The carrying amount of long-term debt approximates fair value as the interest rate of the outstanding debt was determined at year end.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Commitments and Contingencies

(a)    Minimum Reserve Requirements

Regulations governing our managed care operations in New Jersey, Texas, Illinois, Maryland and the District of Columbia require the applicable subsidiary to meet certain minimum net worth requirements. Each subsidiary was in compliance with their requirements at December 31, 2002.

(b)    Malpractice

We maintain professional liability coverage for certain claims which is provided by an independent carrier and is subject to annual coverage limits. Professional liability policies are on a claims-made basis and must be renewed or replaced with equivalent insurance if claims incurred during its term, but asserted after its expiration, are to be insured.

(c)    Lease Agreements

We lease office space and certain office equipment under operating and capital leases which expire at various dates through 2011. Future minimum payments by year and in the aggregate under all non-cancelable leases are as follows at December 31, 2002:

	Capital Leases	Operating Leases
2003	$5,031	$8,299
2004	2,709	7,438
2005	1,776	6,109
2006	313	5,368
2007	253	3,813
Thereafter	—	9,149

Total minimum lease payments	10,082	$40,176

Less amount representing interest	(639)

Present value of minimum lease payments	$9,443

Total rent expense for all office space and office equipment under non-cancelable operating leases was approximately $5,459, $3,476 and $2,077 in 2002, 2001 and 2000, respectively, and is included in selling, general and administrative expenses in the accompanying Consolidated Income Statements.

(d)    Deferred Compensation Savings Plan

Our employees have the option to participate in a deferred compensation plan sponsored by the company. All full-time and most part-time employees of AMERIGROUP Corporation and subsidiaries may elect to participate in this plan. This plan is exempt from income taxes under Section 401(k) of the Internal Revenue Code. Participants may contribute a certain percentage of their compensation subject to maximum federal and plan limits. We may elect to match a certain percentage of each employee’s contributions up to specified limits. For the years ended December 31, 2002, 2001 and 2000, the matching contribution under the plan in total was $794, $389 and $135, respectively.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(b)    Series D Convertible Preferred Stock

During 1999, we issued 3,710,775 shares of Series D convertible preferred stock as consideration for purchasing the contracts and certain other assets of Prudential’s Medicaid line of business in the state of Maryland and the District of Columbia. The Series D preferred stock was convertible to common shares on a two-for-one basis, subject to adjustment for stock splits, at the option of the preferred stockholder. Concurrent with our initial public offering, the Series D convertible preferred stock was converted into 1,855,387 shares of common stock. The Series D convertible preferred stock did not carry a stated dividend.

(c)    Employee Stock Purchase Plan

On February 15, 2001, the Board of Directors approved and we adopted an Employee Stock Purchase Plan. All employees are eligible to participate except those employees who have been employed for us less than 90 days, whose customary employment is less than 20 hours per week or any employee who owns five percent or more of our common stock. Eligible employees may join the plan every six months. Purchases of common stock are priced at the lower of the stock price less 15% on the first day of the six month period or the stock price less 15% on the last day of the six month period. We have reserved for issuance 600,000 shares of common stock. In 2002, we issued 52,474 shares under the Employee Stock Purchase Plan.

(14)    Quarterly Financial Data (unaudited)

	Three Months Ended
2002	March 31	June 30	September 30	December 31
Premium revenue	$270,842	$276,821	$297,025	$307,948
Health benefits expenses	223,001	221,481	240,407	248,702
Selling, general and administrative expenses	29,921	32,318	33,927	37,243
Income before income taxes	16,986	21,662	21,102	19,972
Net income	9,886	12,916	12,450	11,784
Net income per common diluted share	0.47	0.60	0.58	0.54
Weighted average number of common shares and dilutive potential shares outstanding	21,244,538	21,493,134	21,478,501	21,661,514
High and low stock price range				$35.10/$21.00

	Three Months Ended
2001	March 31	June 30	September 30	December 31
Premium revenue	$185,685	$209,145	$236,642	$249,038
Health benefits expenses	150,692	163,703	192,485	202,154
Selling, general and administrative expenses	24,098	28,112	27,442	30,170
Income before income taxes	12,001	17,594	16,543	16,069
Net income	7,081	10,084	9,595	9,320
Net income per common diluted share	0.42	0.61	0.58	0.48
Weighted average number of common shares and dilutive potential shares outstanding	15,897,118	15,889,397	15,985,161	18,794,357
High and low stock price range				$21.80/$18.10

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    Subsequent Event

Effective January 1, 2003, we completed our stock acquisition of PHP Holdings, Inc. and its subsidiary, Physicians Healthcare Plans, Inc. (together, PHP) pursuant to the terms of a merger agreement entered into August 22, 2002 for approximately $124,100, including acquisition costs. The cash purchase price of approximately $123,000 was placed in escrow at December 31, 2002.

Established in 1992, PHP served approximately 193,000 Medicaid and SCHIP members at December 31, 2002 in twelve counties including three metropolitan areas; Orlando, Tampa and Ft. Lauderdale/Miami. PHP also served Medicare and commercial members which were spun off from PHP prior to December 31, 2002 and not acquired by us.

This acquisition was accounted for under the purchase method of accounting. Of the approximate $124,100 acquisition cost, approximately $50,000 was financed through our existing credit facility with the balance funded through unrestricted cash. Goodwill and other intangibles totaling $116,491 includes $8,990 of identifiable intangibles allocated to the membership purchased and a non-compete agreement. Intangible assets related to the membership lists are being amortized based on the timing of related cash flows with an expected amortization of 5 to 11 years. The estimated acquisition cost allocation between goodwill and identifiable intangible assets is $107,501 and $8,990, respectively. We have not yet finalized our fair value analysis, therefore, the allocation of the acquisition costs is subject to refinement.

UNAUDITED PRO FORMA FINANCIAL INFORMATION OF AMERIGROUP CORPORATION,

INCLUDING PHP HOLDINGS, INC AND SUBSIDIARY

The following unaudited pro forma financial information is presented for illustrative purposes only to give effect to the acquisition of PHP Holdings, Inc. and its subsidiary Physicians Healthcare Plans, Inc. (together PHP) as if it had been completed on January 1, 2002 and is not necessarily indicative of the financial position nor operating results that would have actually occurred had the acquisition been completed on that date. Nor are they necessarily indicative of future financial position or operating results.

PHP was acquired by AMERIGROUP Corporation effective January 1, 2003 for approximately $124.1 million, including acquisition costs. The acquisition was accounted for under the purchase method of accounting. Of the approximate $124.1 million acquisition cost, approximately $50 million was financed through our existing credit facility with the balance funded through unrestricted cash. Goodwill and other intangibles totaling $116.5 million includes $9.0 million of identifiable intangibles allocated to the membership purchased and a non-compete agreement. Intangible assets related to the membership lists are being amortized based on the timing of related cash flows with an expected amortization of 5 to 11 years.

The allocation of the purchase price reflected in the unaudited pro forma consolidated financial information is preliminary. The actual purchase price allocation to reflect the fair values of assets acquired and liabilities assumed will be completed when we finish our valuation of such assets acquired and liabilities assumed. The final purchase price and purchase price allocation may differ from the information included in this report.

For certain periods prior to December 31, 2002 PHP also owned CarePlus Holdings, Inc. and CarePlus Health Plans (together CarePlus). On December 31, 2002, just prior to the acquisition, all assets and liabilities of CarePlus were spun-off to the shareholders of PHP. Substantially all infrastructure of PHP, including the Medicare and Commercial lines of business, were included with the spin-off of CarePlus. As required by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), all revenues and expenses that were not directly attributable to PHP’s Medicaid and SCHIP lines of business were reclassified from continuing operations and recorded as part of the loss from discontinued operations.

Certain adjustments were made to the following pro forma financial information to fairly present the financial position and operations of PHP as if the company had operated on a stand alone basis. The unaudited pro forma financial information should be read in conjunction with the audited consolidated financial statements and related footnotes of both AMERIGROUP Corporation and PHP Holdings, Inc. included in this Form 10-K.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

(Unaudited, in thousands)

	Historical		Pro Forma Adjustments		AMERIGROUP Corporation Proforma Combined
Assets	AMERIGROUP Corporation	PHP Holdings, Inc.
Current assets:
Cash and cash equivalents	$207,996	$2,836	$8,418	(A)	$219,250
Short-term investments	27,581	19,571	—		47,152
Premium receivables	35,585	—	—		35,585
Due from CarePlus Holdings, Inc.	—	8,418	(8,418	) (A)	—
Deferred income taxes	5,627	74	666	(B)	6,367
Prepaid expenses and other current assets	7,646	115	—		7,761

Total current assets	284,435	31,014	666		316,115
Property and equipment, net	28,277	741	(661	) (B)	28,357
Software, net	11,966	45	(45	) (B)	11,966
Goodwill and other intangible assets, net	26,040	198	(164	) (B)
			(198	) (C)
			105,366	(C)
			8,990	(C)
			2,299	(D)	142,531
Long-term investments	71,358	—	—		71,358
Investments on deposit for licensure	29,559	300	—		29,859
Deferred income taxes and other long-term assets	2,716	2,049	204	(B)	4,969
Escrow deposit for pending acquisitions and related costs	124,133	—	(124,133	) (C)	—

	$578,484	$34,347	$(7,676)		$605,155

Liabilities and Stockholders’ Equity
Current liabilities:
Claims payable	$202,430	$20,421	$—		$222,851
Unearned revenue	25,518	—	—		25,518
Accounts payable	9,405	226	—		9,631
Accrued expenses, capital leases and other current liabilities	42,905	3,725	2,299	(D)	48,929

Total current liabilities	280,258	24,372	2,299		306,929
Long-term debt	50,000	—	—		50,000
Deferred income taxes, capital leases and other long-term liabilities	8,845	—	—		8,845

Total liabilities	339,103	24,372	2,299		365,774

Stockholders’ equity:
Common stock, $.01 par value	205	—	—		205
Additional paid-in capital	177,141	24,627	(24,627	) (C)	177,141
Retained earnings (deficit)	62,452	(14,652)	14,652	(C)	62,452
Deferred compensation	(417)	—	—		(417)

Total stockholders’ equity	239,381	9,975	(9,975)		239,381

	$578,484	$34,347	$(7,676)		$605,155

See accompanying notes to pro forma consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED INCOME STATEMENT

(Unaudited in thousands, except for per share data)

	Historical				AMERIGROUP Corporation Proforma Combined
	AMERIGROUP Corporation	PHP Holdings, Inc.	Pro Forma Adjustments
Revenues:
Premium	$1,152,636	$260,280	$—		$1,412,916
Investment income	8,026	—	(1,497	) (E)
			629	(E)	7,158

Total revenues	1,160,662	260,280	(868)		1,420,074

Expenses:
Health benefits	933,591	188,945	17,439	(F)	1,139,975
Selling, general and administrative	133,409	16,372	14,757	(G)	164,538
Depreciation and amortization	13,149	290	1,767 4,586	(H) (H)	19,792
Interest	791	—	1,700	(I)	2,491

Total expenses	1,080,940	205,607	40,249		1,326,796

Income before income taxes	79,722	54,673	(41,117)		93,278
Income tax (expense) benefit	(32,686)	(21,683)	16,126	(J)	(38,243)

Income from continuing operations	47,036	32,990	(24,991)		55,035
Loss from discontinued operations	—	(21,846)	21,846	(K)	—

Net income	47,036	11,144	(3,145)		55,035
Accretion of redeemable preferred stock dividends	—	(1,216)	1,216	(K)	—

Net income attributable to common stockholders	$47,036	$9,928	$(1,929)		$55,035

Net income per share:
Basic net income per share	$2.33				$2.73

Weighted average number of common shares outstanding	20,171,728				20,171,728

Diluted net income per share	$2.19				$2.56

Weighted average number of common shares and potential dilutive common shares outstanding	21,469,422				21,469,422

See accompanying notes to pro forma consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO PRO FORMA FINANCIAL INFORMATION

(Unaudited)

(A)	Represents the adjustment to record as cash the settlement of a receivable from the seller.

(B)	Represents the adjustment to assets to reflect their fair market values as follows:
a.	Decrease property and equipment of $661,000.
b.	Decrease software of $45,000.
c.	Record an increase to short and long-term deferred tax assets of $870,000.
d.	Decrease goodwill by $164,000.

(C)	Represents the adjustment to record the acquisition of PHP Holdings, Inc. and a subsidiary as follows:
a.	Eliminate PHP’s intangible assets of $198,000.
b.	Eliminate PHP’s retained deficit and additional paid-in-capital.
c.	Record goodwill of $105,366,000.
d.	Record the value of other intangible assets of $8,990,000, based upon an independent valuation.
e.	Eliminate the escrow deposit for pending acquisitions and related costs

(D)	Represents the adjustment to record the acceleration of lease payments from the abandonment of office space assumed through the transaction.
a.	Record acceleration of lease payments of $2,299,000.
b.	Record goodwill of $2,299,000.

(E)	Represents the adjustment to investment income as follows:
a.	Decrease investment income by $1,497,000 for cash used for the acquisition of $74,100,000 with an average investment yield of 2.02%.
b.	Increase investment income by $629,000 attributable to PHP’s cash and investments on hand of $31,125,000 with an average investment yield of 2.02%. Investment income earned in 2002 by PHP is included in discontinued operations.

(F)	Represents an increase in medical expense to include medical administrative expenses consistent with AMERIGROUP Corporation’s classification, estimated costs to reflect the expected variability in claims patterns and an estimate for loss adjustment expense which was included in the discontinued operations of PHP.

(G)	Represents the adjustment to increase administrative expenses to a level consistent with the expected expenses for a stand alone Medicaid managed care plan. Certain of PHP’s historical administrative expenses were allocated to their Medicare, commercial and Medicaid lines of business. All Administrative expense not directly associated with the Medicaid and SCHIP lines of business are included in discontinued operations of PHP.

(H)	Represents the adjustment to record depreciation and amortization as follows:
a.	Increase depreciation expense by $1,767,000 due to the estimated capital expenditures of $5.3 million necessary for adequate information technology systems for call center operations, financial reporting and electronic interchanges.
b.	Record amortization expense of $4,586,000 related to identifiable intangible assets.

(I)	Represents the adjustment to increase interest expense to include expense associated with drawing $50,000,000 from the AMERIGROUP Corporation senior credit facility.

(J)	Represents the income tax impact of pro forma adjustments at statutory rates.

(K)	Represents the adjustment to eliminate the discontinued operations and preferred dividends associated with the Medicare and commercial lines of business spun off from PHP prior to acquisition.

Independent Auditors’ Report

The Board of Directors

PHP Holdings, Inc. and Subsidiary:

We have audited the consolidated balance sheet of PHP Holdings, Inc. and subsidiary (the Company) as of December 31, 2002, and the related consolidated statements of operations, stockholder’s equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHP Holdings, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets as required for amortization of goodwill and intangible assets.

March 2, 2003

Norfolk, Virginia

/s/  KPMG LLP

PHP HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2002

ASSETS
Current assets:
Cash equivalents	$2,835,672
Investment securities—trading	19,570,625
Due from CarePlus Holdings, Inc.	8,417,338
Prepaid expenses and other current assets	115,353
Deferred tax assets	73,650

Total current assets	31,012,638
Property and equipment, net	786,221
Investment on deposit for licensure	300,000
Intangible asset—membership list	198,269
Deferred tax assets	1,979,741
Other long-term assets	70,292

Total assets	$34,347,161

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Claims payable	20,421,257
Bank overdrafts	$3,204,767
Accounts payable	226,482
Accrued expenses	519,583

Total current liabilities	24,372,089

Stockholder’s equity:
Common stock, $.01 par value. Authorized 15,000,000 shares, issued and outstanding one share	—
Additional paid-in capital	24,627,466
Accumulated deficit	(14,652,394)

Total stockholder’s equity	9,975,072

Total liabilities and stockholder’s equity	$34,347,161

See accompanying notes to consolidated financial statements

PHP HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

Year ended December 31, 2002

Premium revenues	$260,280,202

Expenses:
Health benefits	188,944,819
Selling, general and administrative	15,940,957
Impairment loss on intangible asset	430,902
Depreciation and amortization	290,385

Total operating expenses	205,607,063

Income from continuing operations before income taxes	54,673,139
Income tax expense	21,682,791

Income from continuing operations	32,990,348
Loss from discontinued operations, net of tax benefit of $11,235,797	(21,846,379)

Net income	11,143,969
Accretion of redeemable preferred stock dividends	(1,216,093)

Net income attributable to common stockholder	$9,927,876

See accompanying notes to consolidated financial statements

PHP HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

Year ended December 31, 2002

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings (deficit)
	Shares	Amount				Total stockholder’s equity
Balances at December 31, 2001	997,121.5	$9,971	$2,024,035	$(30,093,741)	$22,688,835	$(5,370,900)
Purchase of treasury shares	(13)	—	—	(19,282)	—	(19,282)
Stock options exercised	953,066	9,531	4,833,799	—	—	4,843,330
Tax benefit from exercise of stock options	—	—	27,398,137	—	—	27,398,137
Accreted dividends on redeemable preferred stock	—	—	—	—	(1,216,093)	(1,216,093)
Net income	—	—	—	—	11,143,969	11,143,969
Dividend to common stockholders	—	—	—	—	(47,269,105)	(47,269,105)
Cancellation of preferred shares	—	—	20,465,016	—	—	20,465,016
Cancellation of treasury shares	—	—	(30,113,023)	30,113,023	—	—
Conversion of common shares	(1,950,173.5)	(19,502)	19,502	—	—	—

Balances at December 31, 2002	1	$—	$24,627,466	$—	$(14,652,394)	$9,975,072

See accompanying notes to consolidated financial statements.

PHP HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

Cash flows from operating activities:
Net income	$11,143,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,497,518
Impairment loss on intangible asset	430,902
Deferred tax benefit	(948,078)
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Trading securities	(30,822,882)
Accounts receivable	(3,909,227)
Prepaid expenses and other current assets	158,492
Claims payable	27,689,188
Unearned premiums	21,340,935
Accounts payable and accrued expenses	(2,524,115)
Income taxes payable	8,866,935

Net cash provided by operating activities	33,923,637

Cash flows from investing activities:
Purchases of property and equipment	(5,208,450)
Acquisition of F.I.G. Capital, Inc.	(5,300,000)

Net cash used in investing activities	(10,508,450)

Cash flows from financing activities:
Cash portion of common stock dividend	(46,393,462)
Proceeds from exercise of stock options	4,843,330
Purchase of treasury stock	(19,282)
Increase in bank overdrafts	3,204,767

Net cash used in financing activities	(38,364,647)

Net decrease in cash and cash equivalents	(14,949,460)
Cash and cash equivalents, beginning of year	17,785,132

Cash equivalents, end of year	$2,835,672

Supplemental disclosure of cash flow information— Cash paid during the year for income taxes	$2,528,341

Noncash financing activities— Net assets included in spinoff of CarePlus Holdings, Inc. and CarePlus Health Plans	$875,643

See accompanying notes to consolidated financial statements.

PHP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(1)    Summary of Significant Accounting Policies

(a)	Description of Business and Basis of Presentation

At December 31, 2002, PHP Holdings, Inc. (PHP or the Company) owned all of the outstanding common stock of Physicians Healthcare Plans, Inc. (PHPI), a health maintenance organization. PHPI was organized in February 1992, and qualifies as a licensed health maintenance organization under Chapter 641, Part I, Florida Statutes. PHPI has provided health care services in the State of Florida to Medicaid, Medicare, Florida Healthy Kids and Commercial members.

For the year ended December 31, 2002, revenue was generated from the following sources:

Medicare	54%
Medicaid	36%
Florida Healthy Kids	8%
Commercial	2%

For certain periods prior to December 31, 2002 the Company also owned CarePlus Holdings, Inc. and CarePlus Health Plans (collectively CarePlus). On December 31, 2002, all assets and liabilities of CarePlus were spun-off to the shareholders of the Company. Substantially all infrastructure of the Company, along with the Medicare and Commercial lines of business, were included in the spin-off transaction. Additionally, all revenues and expenses that were not directly attributable to the Company’s continuing business lines (i.e., that were included in the spin-off transaction) were reclassified from continuing operations and recorded within loss from discontinued operations (note 13) in the accompanying consolidated statement of operations. Therefore, the resulting revenues and expenses of the Medicaid business of PHP included in the accompanying consolidated statement of operations of PHP do not include all of the revenues and expenses that would normally be included in the financial statements of a standalone Medicaid business.

Immediately after the spin-off of CarePlus, on December 31, 2002, the Company merged with AMERIGROUP Florida, Inc., a Florida corporation (AMERIGROUP). In conjunction with this merger, all preferred, common and treasury stock shares were either cancelled or converted into one share of common stock owned by AMERIGROUP in exchange for approximately $123,000,000 paid to the various stockholders.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PHP Holdings, Inc. and PHPI. All significant inter-company balances and transactions have been eliminated in consolidation.

(c)	Cash Equivalents

Cash equivalents consist of short-term investments in United States Agency Securities and brokerage money market accounts, with original maturities of less than 90 days.

(d)	Investment Securities – Trading and Investment on Deposit for Licensure

Investment securities – trading and an investment on deposit for licensure consist of U.S. government obligations, municipal bonds, and corporate debt securities. The Company classifies all of its investments as trading securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Interest income is recognized when earned.

PHP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(e)	Property and Equipment

Property and equipment, net, including leasehold improvements, are recorded at cost, less accumulated depreciation and amortization. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or estimated lives of the assets, which range from 2 to 5 years.

(f)	Goodwill

Prior to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) (note 1(p)), goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, seven years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

(g)	Other Current and Long-Term Assets

Other current assets include interest receivable on trading securities and prepaid expenses. Other long-term assets include deposits with providers of medical services and with lessors.

(h)	Claims Payable

Claims payable represent unpaid claims and an estimate of claims incurred but not reported (IBNR). PHPI and its consulting actuary estimate the amount of IBNR using standard actuarial methodologies, including historical experience and current utilization estimates. The estimates of unpaid claims can be lesser or greater than the amounts ultimately paid. These changes are recorded in health benefits expense on the Consolidated Statement of Operations in the period they are determined.

(i)	Premium Revenues

Premium revenue is either prepaid or paid concurrently on a monthly basis at prescribed rates for approved participants. Premiums are recognized as revenue for the month in which PHPI is obligated to provide services to its members. Premium payments received prior to the coverage month are recorded as unearned premiums. Membership contracts are on a monthly basis subject to cancellation by the individual member or the employer group or the HMO upon applicable written notice.

(j)	Health Benefits

PHPI has established a network of contracted physicians, hospitals, and other health care providers to provide comprehensive services for its members.

The cost of medical care services provided and contracted for is accrued in the period in which it is provided to a member based in part on estimates, including an accrual for medical services provided but not reported to PHPI.

PHP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Primary care physicians are compensated on a monthly capitation basis, or by fee for service, contracted at prescribed rates. Certain primary care physicians are eligible to receive additional compensation from an incentive plan, which rewards the physicians for quality, efficient patient care and governmental compliance.

Contracted hospitals are compensated at per diem rates or at prescribed discounted rates for inpatient, outpatient and emergency services. For patients covered under the Medicaid line of business, hospitals are compensated to a maximum of 45 days of inpatient care per Medicaid contract year.

Other health care providers are compensated at discounted rates which are usually based on government prescribed rates.

(k)	Income Taxes

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

(l)	Benefit Plan

The Company sponsors a defined contribution 401(k) plan covering substantially all employees. The Company makes contributions to the plan equal to 25% of the first 6% of employee contributions, for a maximum contribution of 1.5%. All contributions are made in accordance with Internal Revenue Service regulations regarding maximum contributions. Employer contributions (net of applied forfeitures) totaled approximately $170,000 for the year ended December 31, 2002.

(m)	Stock Option Plan

The Company accounts for its fixed stock option plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123) to stock-based employee compensation for the year ended December 31, 2002:

Net income, as reported	$11,143,969
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect	(548,552)

Pro forma net income	$10,595,417

The fair value of each grant was estimated on the date of grant for purposes of the pro forma disclosures using the minimum value method with a risk-free interest rate assumption of 7.0% and an expected life of all grants of 4.6 years.

(n)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

Goodwill and intangible assets not subject to amortization are tested annually for impairment. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value (note 1(p)).

(o)	Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(p)	Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, are not amortized. Goodwill and indefinite useful life intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized through December 31, 2001. Amortization of such assets ceased on January 1, 2002 upon adoption of SFAS No. 142.

Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets identified as

PHP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

having indefinite useful lives, the Company was required to test those intangible assets for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment was measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The results of this analysis required the Company, on January 1, 2002, to reclassify the amount previously recorded as goodwill to an intangible asset category with an estimable useful life (note 3).

In December 2002, Statement of Financial Accounting Standards No. 148, Stock-Based Compensation, (SFAS No. 148) was issued which amends SFAS No. 123, and provides guidance on transition to voluntary adoption of SFAS No. 123 and disclosure when using SFAS No. 123 or APB Opinion No. 25. The Company adopted SFAS No. 148 and continues to apply APB Opinion No. 25 in accounting for its stock option plan.

(2)	Property and Equipment

Property and equipment, net at December 31, 2002, consist of the following:

Furniture and equipment	$1,704,693
Leasehold improvements	41,521

1,746,214
Less accumulated depreciation and amortization	959,993

$786,221

(3)	Goodwill and Intangible Asset

On March 1, 1998, the Company entered into an agreement with the Florida Department of Insurance to purchase the Medicaid membership and health care provider certificate of 6,790 Medicaid members from a Florida HMO. The Company paid a per member per month fee for each enrollee for a period of 12 months for the purchased members that remain in the Company’s plan. The Company recorded goodwill of approximately $2,000,000 for amounts paid to acquire these members, and through December 31, 2001, had recorded approximately $1,100,000 of amortization expense based on its estimated seven-year useful life.

As discussed in note 1(q), upon adoption of SFAS No. 141, management reviewed this transaction and determined that the purchase of these members should be classified as a membership list intangible asset category recognized apart from goodwill as of January 1, 2002. Accordingly, the net goodwill balance of approximately $900,000 was reclassified to an intangible asset category and during 2002 was amortized over its previously established useful life. Amortization expense related to the membership list intangible asset category was approximately $300,000.

In connection with the Company’s pending merger with AMERIGROUP Florida, Inc., management determined it was required to perform a review of intangible assets for potential impairment. As a result of management’s impairment analysis, it was determined that only 662 of the originally purchased members remained in the Company’s plan. The membership list intangible asset category was therefore determined to be impaired and accordingly, management recorded an impairment loss of approximately $400,000, which reduced the recorded value of the membership list intangible asset category to a net balance of approximately $200,000.

PHP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(4)	Stop-Loss Insurance

PHPI purchased hospital inpatient stop-loss insurance for the Medicare line of business to limit its losses from individual claims. Depending on the nature and type of service rendered, the insurance company will reimburse PHPI in the range of 60% to 90% of the cost of each member’s annual medical services in excess of $150,000 for hospital inpatient, up to a lifetime limitation of $2,000,000 per member.

The Company also purchased hospital inpatient reinsurance for its Medicaid, Florida Healthy Kids and commercial lines of business with deductibles ranging from $100,000 to $150,000. The reimbursement percentages range from 60% to 90%.

(5)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, Due From CarePlus Holdings, Inc., prepaid expenses and other current assets, accounts payable, accrued expenses and claims payable: The carrying amounts approximate fair value because of the short maturity of these items.

Investment securities – trading and investment on deposit for licensure: The carrying amounts approximate their fair values, which were determined based upon quoted market prices.

(6)	Income Taxes

Total income tax expense (benefit) for the year ended December 31, 2002 was allocated as follows:

Income from continuing operations	$21,682,791
Discontinued operations	(11,235,797)

$10,446,994

Income tax expense (benefit) attributable to income from continuing operations for the year ended December 31, 2002 consists of:

Current:
Federal	$20,115,905
State	2,514,964

Total current	22,630,869

Deferred:
Federal	(812,902)
State	(135,176)

Total deferred	(948,078)

Total income tax expense	$21,682,791

PHP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Total income tax expense attributable to income from continuing operations differs from the amount computed by applying the U.S. federal income tax rate of 35% to income from continuing operations before income taxes principally as a result of the following:

Tax expense at statutory rate	$19,135,599
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	2,514,964
Other nondeductible expenses	32,228

Total income tax expense	$21,682,791

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 are as follows:

Deferred tax assets:
State net operating loss carryforward	$1,453,817
Amortization of intangible asset	470,027
Accrued expenses, principally due to accrual for financial reporting purposes	134,733
Unrealized loss on trading securities	48,096

Total deferred tax assets	2,106,673
Deferred tax liability—
Property and equipment due to accelerated depreciation	(53,282)

Net deferred tax assets	$2,053,391

The Company has a state net operating loss carryforward of approximately $2,000,000 which expires in 2017.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that its future operations will generate sufficient taxable income to allow the Company to realize the deferred tax assets. Therefore, no valuation allowance has been recorded at December 31, 2002.

(7)	2000 Stock Option Plan

During 2000, the Company approved the 2000 Stock Option Plan (the 2000 Plan), which provides for the issuance of options for 2,000,000 shares that have ten-year terms. Options were granted at various times during 2000 and 2001; however, no additional options were granted during 2002.

The Company accounts for its 2000 Plan under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. No stock-based compensation cost is reflected in net income, as all

PHP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

options had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Stock option activity related to the 2000 Plan during the year is as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2001	953,187	$5.07
Forfeited in 2002	(121)	5.07
Exercised in 2002	(953,066)	5.08

Outstanding at December 31, 2002	—	$—

(8)	Common Stock and Common Stock Dividend

In accordance with the Company’s merger, on December 31, 2002 all issued and outstanding shares of common stock were converted into one common share of the Company with a $.01 par value. Accordingly, the previous par value of common stock of $19,502 was transferred to additional paid-in capital.

As discussed in note 1, on December 31, 2002, the spin-off of CarePlus was executed with the distribution of net assets of CarePlus of $875,643. On December 31, 2002, the Company also declared and paid a cash dividend of $46,393,462, for a total distribution of $47,269,105.

(9)	Redeemable Preferred Stock and Accretion of Preferred Stock

Series B Non-convertible Cumulative Preferred Stock (Series B Stock) consisted of 116,278.5 outstanding shares of $1 par value stock at December 31, 2001. The Series B Stock carried a 10% cumulative dividend and was subject to mandatory redemption on December 31, 2003 at a redemption price of $100 per share plus accrued dividends. Preferred stock dividends were accreted on a straight-line basis, which did not materially differ from the interest method of accretion. Preferred stock accreted dividends are added to the preferred stock issue balance.

In accordance with the Company’s merger, all preferred stock was cancelled on December 31, 2002 and the entire preferred stock balance of $20,465,016 was transferred to additional paid-in capital.

(10)	Treasury Stock

For the year ended December 31, 2002, the Company repurchased 13 shares of common stock for $19,282, which was added to the balance of stock held in treasury.

In accordance with the Company’s merger, all treasury stock was cancelled on December 31, 2002 and the entire treasury stock balance of $30,113,023 was transferred to additional paid-in capital.

PHP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(11)	Related Party Transactions

After the spin-off of CarePlus, $9,148,519 of the Company’s investments remained in a CarePlus investment account. This balance was transferred back to the Company in January 2003 and has accordingly been recorded as a receivable due from CarePlus at December 31, 2002. Offsetting the receivable from CarePlus is an amount owed to CarePlus of $731,181 as a result of a settlement provision in the merger agreement.

The Company utilizes certain administrative and healthcare services provided by related parties. During the year ended December 31, 2002, the Company paid approximately $6,500,000 for services rendered.

(12)	Acquisition

On January 1, 2002, the Company acquired all of the non-real estate assets of F.I.G Capital, Inc., a Florida Corporation for $5,300,000. The assets purchased consisted of medical center operations and a trade name, “CAC Medical Centers”. The operations of the medical centers have been included in the consolidated financial statements since that date.

The following table summarizes the assigned fair value of the assets acquired and liabilities assumed at the date of acquisition.

Trade name	$4,800,000
Fixed assets	500,000

Net assets acquired	$5,300,000

The amount of cash paid in excess of the fair value of tangible assets acquired was assigned to a trade name that is subject to amortization over its estimated 10-year life. All net assets from this acquisition were included in the spin-off transaction on December 31, 2002; therefore, the results of its operations are classified as discontinued operations.

(13)	Discontinued Operations

SFAS No. 144 broadened the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changed the timing of recognizing losses on such operations. The classification of revenue and expense items associated with the spin-off of CarePlus have been accounted for as discontinued operations (see note 1(a)). Included in discontinued operations are all revenues and expenses that were not directly attributable to the Company’s continuing business lines (Medicaid and Florida Healthy Kids). Below is a summary of 2002 amounts that were reclassified from continuing operations to discontinued operations:

Premium revenues	$312,100,220
Interest income	1,415,069
Expenses:
Health benefits	(303,214,379)
Selling, general and administrative	(41,175,953)
Depreciation and amortization	(2,207,133)
Income tax benefit	11,235,797

Loss from discontinued operations	$(21,846,379)

PHP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(14)	Commitments and Contingencies

(a)	Professional Liability

The Company is subject to various legal proceedings and claims which arise in the normal course of business. The Company has purchased professional liability coverage in the amount of $10,000,000 to insure against such risks. In the opinion of management, the amount of ultimate liability with respect to such actions, if any, will not materially affect the financial position or results of operations of the Company.

(b)	Statutory Requirements

In accordance with Florida Statutes, PHPI is required to maintain in the form of cash and cash equivalents an amount equal to the minimum surplus requirement of the Department of Insurance of the State of Florida (the Department), which is calculated as the greater of $1.5 million, or 10% of total liabilities, or 2% of total annualized premiums. In addition, PHPI is required to maintain a minimum insolvency deposit of $300,000. At December 31, 2002, the Company was in compliance with the cash, surplus and insolvency deposit requirements.

Medicaid members are serviced via a contract awarded by the State of Florida Agency for Health Care Administration (AHCA). Under the terms of the AHCA contract, PHPI is required to provide comprehensive healthcare services on a prepaid basis to eligible Medicaid enrollees. PHPI must comply with certain minimum standards regarding the number of physicians and hospitals available to provide services and is subject to certain marketing and other rules to be followed in the enrollment process. In 1999, PHPI was also required to maintain net worth at an amount equal to one and one-half times PHPI’s monthly-prepaid revenue under this contract. Included in the calculation is a deposit of 5% of monthly payments made by AHCA, up to a maximum of 2% of the annual contract amount, with a financial institution in the State of Florida for insolvency protection. During 2000, PHPI received an exemption on an ongoing basis from AHCA on the net worth and deposit requirements, provided the Company maintains insolvency insurance coverage. The current contract with AHCA expires on June 30, 2003, at which time management of PHPI anticipates renewal.

(c)	Leases

The Company has entered into various noncancelable operating leases for facilities and equipment. Total rent expense for these leases (included in continuing operations) was approximately $1,100,000 in 2002.

Future minimum lease payments under these noncancelable-operating leases with initial lease terms in excess of one year are as follows:

Year ending December 31:
2003	$1,089,125
2004	1,047,577
2005	262,761

$2,399,463

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

AMERIGROUP Corporation

Under date of February 10, 2003, we reported on the consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated income statements and statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule II—Schedule of Valuation and Qualifying Accounts, which is also included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, Schedule II—Schedule of Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

February 10, 2003

Norfolk, Virginia

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Additions- Amounts Charged to Expense	Deductions- Amounts Credited to Expense	Balance End of Year
Valuation Allowance on Deferred Tax Assets
Year Ended December 31, 2002	$—	$785	$—	$785
Year Ended December 31, 2001	—	—	—	—
Year Ended December 31, 2000	—	—	—	—

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Company

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on Tuesday, May 13, 2003. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2002.

The information regarding Executive Officers is contained in Part I of this Report under the caption “Executive Officers of the Company.”

The information regarding directors is incorporated herein by reference from the section entitled “PROPOSAL #1: ELECTION OF DIRECTORS” in the Proxy Statement.

Item 11.    Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Officer Compensation” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.     Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 as amended) as of a date within 90 days of the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to AMERIGROUP (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

(b)    Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements.

The following financial statements are filed: Independent Auditors’ Report, Consolidated Balance Sheets, Consolidated Income Statements, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements. Also filed are the financial statements for PHP Holdings, Inc. and Subsidiary including the Independent Auditors’ Report, Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statements of Stockholder’s Equity (Deficit), Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements as well as the Unaudited Pro Forma Financial Information including the Proforma Consolidated Income Statement, Proforma Consolidated Balance Sheet and Proforma Financial Information, in connection with our Current Report on Form 8-K, dated January 9, 2003, announcing the completion of our acquisition of PHP Holdings, Inc. and its wholly-owned subsidiary Physicians Healthcare Plans, Inc., as required under Item 7 of Form 8-K.

(a)(2)    Financial Statement Schedules.

All applicable financial statement schedules have been omitted because the required information is included in the Consolidated Financial Statements included in Item 14(a)(1).

(b)    Reports on Form 8-K.

We filed a report on Form 8-K on November 25, 2002, announcing the approval of our acquisition of PHP Holdings, Inc. by the Florida Department of Insurance.

We filed a report on Form 8-K on December 11, 2002, announcing the filing of our application for listing on the New York Stock Exchange.

We filed a report on Form 8-K on January 9, 2003, announcing that we had completed our acquisition of PHP Holding, Inc. and its wholly–owned subsidiary Physicians Healthcare Plans, Inc., effective January 1, 2003, which added approximately 193,000 members in Florida. Item 5: We also announced that our shares of common stock began trading on the New York Stock Exchange on January 3, 2003 under the symbol “AGP”.

(c)    Exhibits.

The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.

Exhibit Number	Description

3.1*	Form of Amended and Restated Certificate of Incorporation of the Company.

3.2*	Form of By-Laws of the Company.

3.3*	Form of share certificate for common stock.

3.4*	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998.

3.5*	Silicon Valley Registration Rights Agreement, entered into as of May 15, 1998.

3.6*	Stock Restriction and Registration Rights Agreement, between AMERIGROUP Corporation and Prudential Health Care Plan, Inc.

3.7*	Form of warrant issued in connection with the sale of Series E Redeemable Preferred Stock.

3.8*	Common Stock Purchase Warrant Issued to Silicon Valley Bank, dated May 15, 1998.

10.1*	1999 Contract for Services between the Texas Department of Health (“TDH”) and HMO (Harris Service Area), dated August 9, 1999.

10.2*	1999 Contract For Services between the TDH and HMO (Tarrant Service Area), dated August 9, 1999.

Exhibit Number	Description

10.3*	1999 Contract For Services between the TDH and HMO (Harris County Service Area STAR+PLUS Contract)

10.4*	2000 Contract For Services between TDH and HMO (Dallas Service Area) (replaces prior exhibit 10.4).

10.5*

Children’s Health Insurance Program Agreement for the Provision of Health Care Services between the Texas Department of Health and Human Services Commission and AMERICAID Texas, Inc., d/b/a Amerikids, dated January 19, 2000, as amended (replaces prior exhibit 10.5).

10.6*	Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and Americaid New Jersey, Inc., Contractor (replaces prior exhibit 10.6).

10.7*	State of Illinois, Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization, dated April 1, 2000.

10.8*	Managed Care Organization HealthChoice Provider Agreement, dated as of January 1, 2000.

10.9*	District of Columbia Medicaid Managed Care Program, Department of Health, Prepaid, Capital Risk Contract.

10.10*	1994 Stock Plan.

10.11*	Form of 2000 Equity Incentive Plan.

10.12*	Form of Employee Stock Purchase Plan.

10.13*	Form of 2000 Cash Incentive Plan.

10.14*	Second Amended and Restated Employment Agreement of Jeffrey L. McWaters, dated October 2, 2000 (replaces prior exhibit 10.14).

10.15*	Employment Agreement of Lorenzo Childress, Jr., M.D.

10.16*	Form of Officer and Director Indemnification Agreement.

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

10.22***	District of Columbia Healthy Families Program, Department of Health, Prepaid, Capital Risk Contract dated April 9, 2002, together with amendments.

10.23+	Lender Joinder Agreement, by and among AMERIGROUP Corporation, Wachovia Bank, National Association, and the Securities named therein, dated as of June 28, 2002.

10.24++	Amendment, dated September 1, 2002 to the 1999 Contract for Services between the Health and Human Services (HHS) and HMO (Tarrant Service Area)

10.25++	Amendment, dated September 1, 2002 to the 1999 Contract for Services between the HHS and HMO (Harris Service Area)

Exhibit Number	Description

10.26++	Amendment, dated September 1, 2002 to the 2000 Contract for Services between the HHS and HMO (Dallas Service Area).

10.27++	Amendment, dated September 1, 2002 to the 1999 Contract for Services between the HHS and HMO (Harris County Service Area STAR+PLUS Contract).

10.28++	Amendment, dated September 1, 2002 to the 2002 Contract for Services between the HHS and HMO (Childrens Health Insurance Program Agreement).

10.29+++

Merger Agreement by and among PHP Holdings, Inc., AMERIGROUP Florida, Inc., AMERIGROUP Corporation and the Shareholders (as defined therein), dated August 21, 2002, together with the first amendment dated December 30, 2002.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP with respect to the financial statements of the registrant.

99.1	Certification of Chief Executive Officer and Chief Financial Officer, dated March 14, 2003.

*	Previously filed as an exhibit to Registration Statement No. 333-3740 on Form S-1, which was declared effective by the Securities and Exchange Commission on November 5, 2001, and incorporated herein by reference.
**	Previously filed as an exhibit to the Annual Report on Form 10-K on March 12, 2002.
***	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 13, 2002.
+	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed August 2, 2002.
++	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed November 1, 2002.
+++	Previously filed as an exhibit on the Form 8-K filed January 9, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia, on March 14, 2003.

AMERIGROUP CORPORATION

By:	/s/ SCOTT M. TABAKIN
Name: Scott M. Tabakin Title: Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JEFFREY L. MCWATERS Jeffrey L. McWaters	Chairman, Chief Executive Officer and President	March 14, 2003

/s/ SCOTT M. TABAKIN Scott M. Tabakin	Chief Financial Officer	March 14, 2003

/s/ KATHLEEN K. TOTH Kathleen K. Toth	Chief Accounting Officer	March 14, 2003

/s/ CARLOS A. FERRER Carlos A. Ferrer	Director	March 14, 2003

/s/ C. SAGE GIVENS C. Sage Givens	Director	March 14, 2003

/s/ WILLIAM J. MCBRIDE William J. McBride	Director	March 14, 2003

/s/ CHARLES W. NEWHALL III Charles W. Newhall III	Director	March 14, 2003

/s/ UWE E. REINHARDT, PH.D. Uwe E. Reinhardt, Ph.D.	Director	March 14, 2003

/s/ RICHARD D. SHIRK Richard D. Shirk	Director	March 14, 2003

CEO CERTIFICATION

I, Jeffrey L. McWaters, certify that:

1.    I have reviewed this annual report on Form 10-K of AMERIGROUP Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”), and

c)  Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role on the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  March 14, 2003

/s/ JEFFREY L. MCWATERS
Jeffrey L. McWaters Chief Executive Officer

CFO CERTIFICATION

I, Scott M. Tabakin, certify that:

1.    I have reviewed this annual report on Form 10-K of AMERIGROUP Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”), and

c)  Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role on the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  March 14, 2003

/s/ SCOTT M. TABAKIN
Scott M. Tabakin Chief Financial Officer