Form 10-Q
period 2003-03-31
AMERIGROUP CORP
filed 2003-05-05
CIK 1064863

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

COMMISSION FILE NO. 000-23087

AMERIGROUP CORPORATION

4425 Corporation Lane

Virginia Beach, VA 23462

(757) 490-6900

www.amerigroupcorp.com

Delaware	54-1739323
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 25, 2003, there were 20,656,965 shares outstanding of AMERIGROUP’s common stock, par value $0.01.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$218,503	$207,996
Short-term investments	12,067	27,581
Premium receivables	33,018	35,585
Deferred income taxes	7,948	5,627
Prepaid expenses and other current assets	7,049	7,646

Total current assets	278,585	284,435
Property and equipment, net of accumulated depreciation of $19,491 and $16,927 at March 31, 2003 and December 31, 2002, respectively	27,695	28,277
Software, net of accumulated amortization of $11,705 and $10,253 at March 31, 2003 and December 31, 2002, respectively	11,905	11,966
Goodwill and other intangible assets, net of accumulated amortization of $7,505 and $5,873 at March 31, 2003 and December 31, 2002, respectively	141,189	26,040
Long-term investments	137,044	71,358
Investments on deposit for licensure	30,530	29,559
Other long-term assets	3,476	2,716
Escrow deposit for pending acquisition and related costs	—	124,133

	$630,424	$578,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$247,533	$202,430
Unearned revenue	24,735	25,518
Accounts payable	4,908	9,405
Accrued expenses, capital leases and other current liabilities	42,021	42,905

Total current liabilities	319,197	280,258
Long-term debt	48,000	50,000
Deferred income taxes, capital leases and other long-term liabilities	9,106	8,845

Total liabilities	376,303	339,103
Stockholders’ equity:
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 20,642,545 and 20,551,944 at March 31, 2003 and December 31, 2002, respectively	206	205
Additional paid-in capital	178,096	177,141
Retained earnings	76,146	62,452
Deferred compensation	(327)	(417)

Total stockholders’ equity	254,121	239,381

	$630,424	$578,484

Note:  The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited, dollars in thousands, except for per share data)

	Three months ended March 31,
	2003	2002
Revenues:
Premium	$389,562	$270,842
Investment income	1,688	2,006

Total revenues	391,250	272,848

Expenses:
Health benefits	316,907	223,001
Selling, general and administrative	44,461	29,921
Depreciation and amortization	5,762	2,754
Interest	550	186

Total expenses	367,680	255,862

Income before income taxes	23,570	16,986
Income tax expense	9,876	7,100

Net income	$13,694	$9,886

Net income per share :
Basic net income per share	$0.66	$0.50

Weighted average number of common shares outstanding	20,613,772	19,883,533

Diluted net income per share	$0.63	$0.47

Weighted average number of common shares and dilutive potential common shares outstanding	21,631,779	21,244,538

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$13,694	$9,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,762	2,754
Deferred tax expense (benefit)	(662)	882
Amortization of deferred compensation	90	142
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	2,567	(8,529)
Prepaid expenses and other current assets	640	1,145
Other assets	(721)	(1,688)
Accounts payable, accrued expenses and other, net	(7,002)	(4,137)
Unearned revenue	(783)	—
Claims payable	24,682	9,216
Deferred income taxes and other long-term liabilities	838	1,563

Net cash provided by operating activities	39,105	11,234
Cash flows from investing activities:
Proceeds from redemption of held-to-maturity securities	47,080	52,186
Purchase of held-to-maturity securities	(97,252)	(128,412)
Purchase of property, equipment and software	(3,304)	(2,827)
Proceeds from sale of investments on deposit for licensure	3,404	5,606
Purchase of investments on deposit for licensure	(4,075)	(5,589)
Cash acquired through Florida stock acquisition	27,483	—

Net cash used in investing activities	(26,664)	(79,036)
Cash flows from financing activities:
Payment of capital lease obligations	(852)	(484)
Payment under revolving credit facility	(2,000)	—
Change in bank overdrafts	52	(1,823)
Proceeds from exercise of common stock options	866	169

Net cash used in financing activities	(1,934)	(2,138)

Net increase (decrease) in cash and cash equivalents	10,507	(69,940)
Cash and cash equivalents at beginning of period	207,996	183,900

Cash and cash equivalents at end of period	$218,503	$113,960

Supplemental disclosures of cash flow information:
Cash paid for interest	$556	$186

Cash paid for income taxes	$2,329	$387

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital lease	$—	$399

On January 1, 2003, we completed our acquisition of PHP Holdings, Inc. (Note 5) The purchase price was deposited in a restricted escrow account on December 31, 2003. The following summarizes the cash for acquisition:

Assets acquired, including cash of $27,483	$150,930
Liabilities assumed	26,670

Purchase price paid	$124,260

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in thousands, except per share data)

1.    The accompanying condensed consolidated financial statements of AMERIGROUP Corporation and subsidiaries have been prepared without audit. In our opinion, they include all normal recurring adjustments necessary for a fair presentation of the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002 and the financial position at March 31, 2003 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted, we believe the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2003. The results of operations for the three month periods ended March 31, 2003 are not necessarily indicative of the results for a full year because of the impact of seasonal and short-term variations. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. The following table sets forth the calculation of basic and diluted net income per share (dollars in thousands, except per share data):

	For the Three Months ended March 31,
	2003	2002
Basic net income per share:
Net income	$13,694	$9,886

Weighted average number of common shares outstanding	20,613,772	19,883,533

Basic earnings per share	$0.66	$0.50

Diluted net income per share:
Net income	$13,694	$9,886

Weighted average number of common shares outstanding	20,613,772	19,883,533
Dilutive effect of stock options (as determined by applying the treasury stock method)	1,018,007	1,361,005

Weighted average number of common shares and dilutive potential common shares outstanding	21,631,779	21,244,538

Diluted earnings per share	$0.63	$0.47

As of March 31, 2003, we had 2,931,282 options outstanding with a weighted average exercise price of $17.19.

3.    As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), we have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock. In December 2002, Statement of Financial Accounting Standards No.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

148, Stock-Based Compensation (SFAS No. 148), was issued which requires that we illustrate the effect on net income and earnings per share if we had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements.

	For the Three Months Ended March 31,
	2003	2002
Net income:
Reported net income	$13,694	$9,886
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,029	1,288

Pro forma net income	$11,665	$8,598

Basic net income per share:
Reported basic net income per share	$0.66	$0.50
Pro forma basic net income per share	$0.57	$0.44

Diluted net income per share:
Reported diluted net income per share	$0.63	$0.47
Pro forma diluted net income per share	$0.54	$0.41

4.    On March 17, 2003, we entered into a definitive agreement to acquire the Medicaid line of business known as St. Augustine Medicaid (“St. Augustine”), a division of AvMed for approximately $10,000. The assets to be acquired consist primarily of St. Augustine’s rights to provide managed care services to its Medicaid members. The transaction, subject to receipt of regulatory approvals and other customary conditions to closing, is expected to become effective in the third quarter of 2003. St. Augustine currently serves approximately 30,000 individuals receiving health care benefits under Florida’s Medicaid program and operates in nine counties in the Miami/Fort Lauderdale, Orlando and Tampa markets. Our Florida health plan, AMERIGROUP Florida, Inc., already operates in eight of these nine counties.

5.    Effective January 1, 2003, we completed our stock acquisition of PHP Holdings, Inc. and its subsidiary, Physicians Healthcare Plans, Inc. (together, PHP) pursuant to the terms of a merger agreement entered into August 22, 2002 for approximately $124,300, including acquisition costs.

Established in 1992, PHP served approximately 193,000 Medicaid and SCHIP members at December 31, 2002 in twelve counties including three metropolitan areas; Orlando, Tampa and Ft. Lauderdale/Miami. PHP also served Medicare and commercial members which were spun off from PHP prior to December 31, 2002 and not acquired by us.

This acquisition was accounted for under the purchase method of accounting. Of the approximate $124,260 acquisition cost, approximately $50,000 was financed through our existing credit facility with the balance funded through unrestricted cash. Goodwill and other intangibles totaling $116,780 includes $8,990 of identifiable intangibles allocated to the membership purchased and a non-compete agreement. Intangible assets related to the membership lists are being amortized based on the timing of related cash flows with an expected amortization of 5 to 11 years.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We have not yet finalized our fair value analysis, therefore, the allocation of the assets and liabilities is subject to refinement.

Current assets including cash and cash equivalents	$31,668
Intangible assets	8,990
Goodwill	107,790
Other assets	2,482

Total assets acquired	$150,930

Claims payable	$20,421
Other liabilities	6,249

Total liabilities assumed	26,670

Net assets acquired	$124,260

The following unaudited pro forma summary information presents the consolidated income statement information for the twelve month period ended December 31, 2002 as if the PHP transaction had been consummated on January 1, 2002, and does not purport to be indicative of what would have occurred had the acquisition been made at that date or of the results which may occur in the future.

Premium revenue	$1,412,916

Net income	$55,035

Diluted net income per share	$2.56

6.    In November 2002, Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107 and Rescission of FASB Interpretations No. 34 (FIN No. 45), was issued. We have adopted the disclosure requirements of FIN 45 as required for fiscal years ending after December 15, 2002 and the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. In connection with our acquisition of PHP on January 1, 2003, AMERIGROUP Corporation agreed to guarantee a certain lease for office space occupied by a business operated by former management of PHP with minimum lease payments of approximately $1,500. The fair value of the stand ready obligation under the guarantee is $60 and has been reflected in the March 31, 2003 consolidated balance sheet. If the lessee defaults due to non-payment, all future rental payments are accelerated subject to our right to cure by bringing the payments up to date. The lease term ends in March 2005.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q, and other information we provide from time to time, contains certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected 2003 performance and future financial position, membership, revenues, health benefit expenses, seasonality of health benefits expenses, selling, general and administration expenses, days in claims payable, income tax rates, earnings per share, net income growth, results of operations or cash flows, our continued performance improvements, our ability to service our debt obligations and refinance our debt obligations, our ability to finance growth opportunities, our expectations on the effective date and successful integration of acquisitions, our ability to respond to changes in government regulations, and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans,” and other similar expressions are forward-looking statements.

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

Investors should also refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2003 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and therefore caution investors not to place undue reliance on them.

Overview

We are a multi-state managed health care company focused on serving people who receive health care benefits through public-sponsored programs, including Medicaid, State Children’s Health Insurance Program (SCHIP) and FamilyCare. We were founded in December 1994 with the objective to become the leading managed care organization in the United States focused on serving people who receive these types of benefits.

The following table sets forth the approximate number of members we serve in each of our service areas for the periods presented.

	March		December 2002
Market	2003	2002
Houston	138,000	120,000	139,000
Fort Worth	78,000	55,000	73,000
Dallas	89,000	68,000	84,000
New Jersey	99,000	92,000	99,000
Maryland	126,000	125,000	125,000
District of Columbia	37,000	13,000	37,000
Chicago	32,000	37,000	34,000
Tampa	114,000	—	—
Orlando	49,000	—	—
Miami/Ft. Lauderdale	37,000	—	—

Total	799,000	510,000	591,000

Percentage growth from March 31, 2002 to March 31, 2003	56.7%

The following table sets forth the approximate number of members we serve in each of our products for the periods presented.

	March		December 2002
Product	2003	2002
AMERICAID (Medicaid—TANF)	519,000	322,000	394,000
AMERIKIDS (SCHIP)	189,000	120,000	125,000
AMERIPLUS (Medicaid—SSI)	67,000	43,000	46,000
AMERIFAM (FamilyCare)	24,000	25,000	26,000

Total	799,000	510,000	591,000

Effective January 1, 2003, we acquired the outstanding stock of PHP Holdings, Inc. and its subsidiary Physicians Healthcare Plans, Inc. (together PHP) pursuant to the terms of a merger agreement dated August 22, 2002. With the acquisition of PHP, we began providing our products to members located in three Florida markets, Tampa, Orlando and Ft. Lauderdale/Miami.

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

	Three months ended March 31,
	2003	2002
Premium revenue	99.6%	99.3%
Investment income	0.4	0.7

Total revenues	100.0%	100.0%

Health benefits(1)	81.3%	82.3%
Selling, general and administrative expenses	11.4%	11.0%
Income before income taxes	6.0%	6.2%
Net income	3.5%	3.6%

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three Month Period Ended March 31, 2003 Compared to the Three Month Period Ended March 31, 2002

Revenues

Premium revenue for the three months ended March 31, 2003 increased $118.7 million, or 43.8%, to $389.6 million from $270.8 million for the three months ended March 31, 2002. The increase was principally due to the acquisition of PHP Holdings, Inc. and its subsidiary, Physicians Healthcare Plans, Inc., (together, PHP) in January 2003 (193,000 members in Florida), the acquisition of the Medicaid contracts and related assets of Capital Community Health Plan’s Medicaid line of business in July 2002 (23,000 members in Washington, D.C.) as well as internal growth in overall membership and premium rate increases. Total membership increased by 289,000, or 56.7% to 799,000 as of March 31, 2003 from 510,000 as of March 31, 2002.

Investment income decreased $0.3 million to $1.7 million for the three months ended March 31, 2003 from $2.0 million for the three months ended March 31, 2002. The decrease in investment income was primarily due to the continued decline in market interest rates and increased levels of investments in tax-advantaged securities partially offset by an increase in overall levels of cash and investments. Levels of cash and investments have primarily increased due to profitability and increases in the amount of premiums received versus the timing of the payment of the related health benefits.

Health benefits

Expenses relating to health benefits for the three months ended March 31, 2003 increased $93.9 million, or 42.1%, to $316.9 million from $223.0 million for the three months ended March 31, 2002. The increase in health benefits expense was primarily due to the increase in membership by 289,000 members. The health benefits ratio, as a percentage of premium revenue, for the three months ended March 31, 2003 decreased to 81.3% from 82.3% for the three months ended March 31, 2002. The decrease in the health benefits ratio is primarily the result of decreases in the incidence of upper respiratory conditions and other seasonal-related illnesses for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2003 increased $14.6 million, or 48.8%, to $44.5 million from $29.9 million for the three months ended March 31, 2002. The increase in SG&A was primarily due to an increase in wages and related expenses for additional staff and other expenses to support our increased membership and market development activities. Our SG&A ratio to total revenue was 11.4% and 11.0% for the three months ended March 31, 2003 and 2002, respectively. The increase in the ratio was primarily a result of an increase in certain marketing and advertising activities as compared to the three months ended March 31, 2003.

Interest expense

Interest expense was $0.6 million and $0.2 million for each of the three months ended March 31, 2003 and 2002, respectively. The increase primarily relates to borrowings on our revolving credit facility. On December 31, 2002, we borrowed $50,000 on the facility to partially finance the PHP acquisition.

Provision for income taxes

Income tax expense for the three months ended March 31, of 2003 was $9.9 million with an effective tax rate of 41.9% as compared to $7.1 million in the three months ended March 31, 2002 with an effective tax rate of 41.8%.

Net income

Net income for the first quarter of 2003 rose $3.8 million, to $13.7 million, or $0.63 per diluted share, compared to $9.9 million, or $0.47 per diluted share for the first quarter of 2002. Diluted earnings per share rose 34.0% as compared to an increase in net income of 38.4% due to an increase in the weighted average number of common shares and dilutive potential common shares outstanding.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flow from operations and borrowings under our credit facility. As of March 31, 2003, we had cash and cash equivalents of $218.5 million, short and long-term investments of $149.1 million and restricted investments on deposit for licensure of $30.5 million. Total cash and investments as of March 31, 2003 was $398.1 million, a portion of which is restricted by state regulatory requirements, compared to $326.6 million as of March 31, 2002. Unrestricted cash and investments as of March 31, 2003 was approximately $88.9 million. As of March 31, 2003, $27.0 million was available for use under our credit facility.

Cash from operations was $39.1 million for the three months ended March 31, 2003, compared to $11.2 million for the three months ended March 31, 2002. The increase in cash from operations was primarily due to increases in net income, claims payable and a decrease in premiums receivable. As of March 31, 2003, we had working capital and long-term investments of $96.4 million as compared to $75.5 million at December 31, 2002.

Cash used in investing activities was $26.7 million for the three months ended March 31, 2003 and was $79.0 million for the three months ended March 31, 2002. Cash used in investing activities consists primarily of purchases of investments and purchases of property, equipment and software as well as $27.5 million in cash acquired in the acquisition of PHP. We anticipate total capital expenditures, including capitalized leases for both software and property and equipment, to be approximately $30 million to $35 million in 2003.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of March 31, 2003, our investment portfolio which consists primarily of fixed-income securities has an average maturity of less than sixteen months. We utilize investment vehicles such as municipal bonds, tax-free securities, tax-advantaged securities, commercial paper, U.S. government backed agencies and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average portfolio yield as of March 31, 2003 was approximately 2.03% compared to 2.34% as of March 31, 2002.

Effective January 1, 2003, we completed our stock acquisition of PHP’s Florida Medicaid and SCHIP lines of business for approximately $124.3 million, including acquisition costs. The acquisition was accounted for under the purchase method of accounting. Goodwill and other intangibles totaling $116.8 million includes $8.9 million of identifiable intangibles allocated to membership purchased and a non-compete agreement.

On March 17, 2003 our Florida health plan entered into a definitive agreement to acquire the Medicaid line of business known as St. Augustine Medicaid (“St. Augustine”), a division of AvMed for approximately $10 million. It is anticipated that this acquisition will be funded entirely through unrestricted cash. The transaction is subject to receipt of regulatory approvals and other customary conditions to closing. Subject to meeting all these conditions, the transaction is expected to become effective in the third quarter of 2003. St. Augustine currently serves the needs of approximately 30,000 individuals receiving health care benefits under Florida’s Medicaid program and operates in nine counties in the Miami/Fort Lauderdale, Orlando and Tampa markets. Our Florida health plan, AMERIGROUP Florida, Inc., already operates in eight of these nine counties.

Cash used in financing activities was $1.9 million for the three months ended March 31, 2003 compared to cash used in financing activities of $2.1 million for the three months ended March 31, 2002. Cash used in financing activities consisted primarily of payments under the revolving credit facility in the amount of $2.0 million.

In July 2002, we expanded the Credit and Guaranty Agreement entered into in November 2001 to include a fourth bank and to increase the revolving credit facility to $75 million from $60 million. The facility is collateralized by the assets of AMERIGROUP Corporation and by the pledge of common stock of its wholly owned managed care subsidiaries. As of March 31, 2003, $48.0 million was outstanding under our credit facility.

Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of April 30, 2003, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements at least through the end of this year.

We believe that internally generated funds and amounts available under our Credit and Guaranty Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least the next 12 months.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly owned subsidiaries, which include Health Maintenance Organizations, or HMOs, and one managed care organization, or MCO. HMOs and MCOs are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders.

The National Association of Insurance Commissioners (NAIC) has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies became effective as of December 31, 1998. The new HMO rules, which may vary from state to state, are currently being considered for adoption. Illinois and Texas adopted various forms of the rules as of December 31, 1999 and 2000, respectively. Maryland adopted risk-based capital rules for MCOs as of December 31, 2001. However, Maryland exempted all MCOs from the rules for the years ended December 31, 2001 and 2002. New Jersey, Florida and Washington D.C. have not yet adopted risk-based capital. The NAIC’s risk-based capital rules, if adopted by other states in their proposed form, may increase the minimum capital required for our subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2003, we had short-term investments of $12.1 million, long-term investments of $137.0 million and investments on deposit for licensure of $30.5 million. These investments consist of highly liquid investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability and intent to hold these investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time may reduce our investment income.

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

None.

(b)  Use of Proceeds from Initial Public Offering.

Our Registration Statement on Form S-1, Registration number 333-37410, relating to our initial public offering, was declared effective by the Securities and Exchange Commission on November 5, 2001. We used proceeds from the offering to repay the balance of our long-term debt facility of approximately $4.4 million and to redeem the Series E mandatorily redeemable preferred stock for approximately $13.3 million. We subsequently used proceeds from the offering to purchase certain assets of MethodistCare, Inc.’s Houston, Texas Medicaid line of business for approximately $1.2 million. In June 2002, we acquired certain assets of Capital Community Health Plan’s Medicaid line of business in Washington, D.C. for $7.0 million. The balance of approximately $51.3 million was used for a portion of the acquisition cost of PHP. The acquisition of PHP was effective January 1, 2003.

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

10.22	***	District of Columbia Healthy Families Program, Department of Health, Prepaid, Capital Risk Contract dated April 9, 2002, together with amendments.

10.23	+	Lender Joinder Agreement, by and among AMERIGROUP Corporation, Wachovia Bank, National Association, and the Securities named therein, dated as of June 28, 2002.

10.24	++	Amendment, dated September 1, 2002, to the 1999 Contract for services between the Health and Human Services (HHS) and HMO (Tarrant Service Area).

10.25	++	Amendment, dated September 1, 2002, to the 1999 Contract for Services between the HHS and HMO (Harris Service Area).

10.26	++	Amendment, dated September 1, 2002, to the 2000 Contract for Services between the HHS and HMO (Dallas Service Area).

10.27	++	Amendment, dated September 1, 2002, to the 1999 Contract for Services between the HHS and HMO (Harris County Service Area STAR+PLUS Contract).

10.28	++	Amendment, dated September 1, 2002, to the 2002 Contract for Services between the HHS and HMO (Childrens Health Insurance Program Agreement).

10.30		Medicaid Contract by and between the State of Florida, Agency for Health Care Administration Medicaid Contract and Physicians Healthcare Plans, Inc. dated June 28, 2002.

10.31

Medical Services Contract by and between State of Florida, Department of Elder Affairs, Agency for Health Care Administration and Physicians Healthcare Plans, Inc. dated June 27, 2002 together with amendments.

10.32		Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated December 20, 2001 together with amendments (Orange, Osceola and Seminole).

10.33		Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated July 2, 2002 (Pasco and Polk).

10.34		Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated November 26, 2001 together with amendments (Pinellas).

10.35		Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated October 16, 2002, 2002 (Palm Beach).

10.36		Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated May 29, 2001 (Hillsborough).

99.1		Certification of Chief Executive Officer and Chief Financial Officer, dated May 5, 2003.

*	Previously filed as an exhibit to Registration Statement No. 333-3740 on Form S-1, which was declared effective by the Securities and Exchange Commission on November 5, 2001, and incorporated herein by reference.

**	Previously filed as an exhibit to the Annual Report on Form 10-K filed on March 12, 2002.
***	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 13, 2002.
+	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on August 2, 2002.
++	Previously filed as an exhibit to the Annual Report on Form 10-K on March 14, 2003.

b.    Reports on Form 8-K

We filed a report on Form 8-K on January 9, 2003, announcing (i) our acquisition of PHP Holdings, Inc. and its wholly-owned subsidiary Physicians Healthcare Plans, Inc., effective January 1, 2003; and (ii) that, effective January 3, 2003, our shares of common stock will trade on the New York Stock Exchange under the symbol “AGP.”

We filed a report on Form 8-K/A on March 17, 2003 providing the Financial Statements and Pro Forma Financial Information relating to AMERIGROUP’s acquisition of PHP Holdings, Inc. and its wholly-owned subsidiary, Physicians Healthcare Plans, Inc.

We filed a report on Form 8-K on April 1, 2003 announcing that each of C. Sage Givens and Charles W. Newhall, III resigned from the Board of Directors of AMERIGROUP Corporation and that Ms. Givens’ and Mr. Newhall’s resignations were not a result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

We filed a report on Form 8-K on April 22, 2003 announcing that James G. Carlson has been named President and Chief Operating Officer of AMERIGROUP Corporation. His appointment to this newly created position is effective April 28, 2003.

We filed a report on Form 8-K on April 28, 2003, announcing our earnings for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP CORPORATION

Date:	May 5, 2003	By:	/s/ JEFFREY L. MCWATERS
Chairman and Chief Executive Officer

Date:	May 5, 2003	By:	/s/ SCOTT M. TABAKIN
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

Date: May 5, 2003

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

Date: May 5, 2003

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

10.22	***	District of Columbia Healthy Families Program, Department of Health, Prepaid, Capital Risk Contract dated April 9, 2002, together with amendments.

10.23	+	Lender Joinder Agreement, by and among AMERIGROUP Corporation, Wachovia Bank, National Association, and the Securities named therein, dated as of June 28, 2002.

10.24	++	Amendment, dated September 1, 2002, to the 1999 Contract for services between the Health and Human Services (HHS) and HMO (Tarrant Service Area).

10.25	++	Amendment, dated September 1, 2002, to the 1999 Contract for Services between the HHS and HMO (Harris Service Area).

10.26	++	Amendment, dated September 1, 2002, to the 2000 Contract for Services between the HHS and HMO (Dallas Service Area).

10.27	++	Amendment, dated September 1, 2002, to the 1999 Contract for Services between the HHS and HMO (Harris County Service Area STAR+PLUS Contract).

10.28	++	Amendment, dated September 1, 2002, to the 2002 Contract for Services between the HHS and HMO (Childrens Health Insurance Program Agreement).

10.30		Medicaid Contract by and between the State of Florida, Agency for Health Care Administration Medicaid Contract and Physicians Healthcare Plans, Inc. dated June 28, 2002.

10.31

Medical Services Contract by and between State of Florida, Department of Elder Affairs, Agency for Health Care Administration and Physicians Healthcare Plans, Inc. dated June 27, 2002 together with amendments.

10.32		Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated December 20, 2001 together with amendments (Orange, Osceola and Seminole).

10.33		Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated July 2, 2002 (Pasco and Polk).

10.34		Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated November 26, 2001 together with amendments (Pinellas).

10.35		Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated October 16, 2002, 2002 (Palm Beach).

10.36		Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated May 29, 2001 (Hillsborough).

99.1		Certification of Chief Executive Officer and Chief Financial Officer, dated May 5, 2003.

*	Previously filed as an exhibit to Registration Statement No. 333-3740 on Form S-1, which was declared effective by the Securities and Exchange Commission on November 5, 2001, and incorporated herein by reference.
**	Previously filed as an exhibit to the Annual Report on Form 10-K filed on March 12, 2002.
***	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 13, 2002.
+	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on August 2, 2002.
++	Previously filed as an exhibit to the Quarterly Report on Form 10-K on March 14, 2003.

b.    Reports on Form 8-K

We filed a report on Form 8-K on January 9, 2003, announcing (i) our acquisition of PHP Holdings, Inc. and its wholly-owned subsidiary Physicians Healthcare Plans, Inc., effective January 1, 2003; and (ii) that, effective January 3, 2003, our shares of common stock will trade on the New York Stock Exchange under the symbol “AGP.”

We filed a report on Form 8-K/A on March 17, 2003 providing the Financial Statements and Pro Forma Financial Information relating to AMERIGROUP’s acquisition of PHP Holdings, Inc. and its wholly-owned subsidiary, Physicians Healthcare Plans, Inc.

We filed a report on Form 8-K on April 1, 2003 announcing that each of C. Sage Givens and Charles W. Newhall, III resigned from the Board of Directors of AMERIGROUP Corporation and that Ms. Givens’ and Mr. Newhall’s resignations were not a result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

We filed a report on Form 8-K on April 22, 2003 announcing that James G. Carlson has been named President and Chief Operating Officer of AMERIGROUP Corporation. His appointment to this newly created position is effective April 28, 2003.

We filed a report on Form 8-K on April 28, 2003, announcing our earnings for the three months ended March 31, 2003.