Form 10-Q
period 2003-06-30
AMERIGROUP CORP
filed 2003-08-11
CIK 1064863

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 1, 2003, there were 20,867,998 shares outstanding of AMERIGROUP’s common stock, par value $0.01.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$232,355	$207,996
Short-term investments	8,500	27,581
Premium receivables	33,923	35,585
Deferred income taxes	6,455	5,627
Prepaid expenses and other current assets	8,400	7,646

Total current assets	289,633	284,435
Property and equipment, net of accumulated depreciation of $22,186 and $16,927 at June 30, 2003 and December 31, 2002, respectively	28,012	28,277
Software, net of accumulated amortization of $13,350 and $10,253 at June 30, 2003 and December 31, 2002, respectively	11,876	11,966
Goodwill and other intangible assets, net of accumulated amortization of $8,795 and $5,873 at June 30, 2003 and December 31, 2002, respectively	138,936	26,040
Long-term investments	81,363	71,358
Investments on deposit for licensure	33,813	29,559
Other long-term assets	3,573	2,716
Escrow deposit for pending acquisitions and related costs	9,172	124,133

	$596,378	$578,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$226,558	$202,430
Unearned revenue	2,069	25,518
Accounts payable	3,711	9,405
Accrued expenses, capital leases and other current liabilities	39,452	42,905

Total current liabilities	271,790	280,258
Long-term debt	39,000	50,000
Deferred income taxes, capital leases and other long-term liabilities	10,173	8,845

Total liabilities	320,963	339,103
Stockholders’ equity:
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 20,866,150 and 20,551,944 at June 30, 2003 and December 31, 2002, respectively	208	205
Additional paid-in capital	181,321	177,141
Retained earnings	94,123	62,452
Deferred compensation	(237)	(417)

Total stockholders’ equity	275,415	239,381

	$596,378	$578,484

See accompanying notes to condensed consolidated financial statements

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited, dollars in thousands, except for per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Premium	$392,331	$276,821	$781,893	$547,663
Investment income	1,693	2,054	3,381	4,060

Total revenues	394,024	278,875	785,274	551,723
Expenses:
Health benefits	310,449	221,481	627,356	444,482
Selling, general and administrative	47,032	32,318	91,493	62,239
Depreciation and amortization	5,732	3,231	11,494	5,985
Interest	546	183	1,096	369

Total expenses	363,759	257,213	731,439	513,075

Income before income taxes	30,265	21,662	53,835	38,648
Income tax expense	12,288	8,746	22,164	15,846

Net income	$17,977	$12,916	$31,671	$22,802

Net income per share:
Basic net income per share	$0.87	$0.64	$1.53	$1.14

Weighted average number of common shares outstanding	20,764,458	20,083,779	20,689,531	19,984,370

Diluted net income per share	$0.82	$0.60	$1.45	$1.07

Weighted average number of common shares and dilutive potential common shares outstanding	21,909,649	21,493,134	21,770,714	21,368,836

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$31,671	$22,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,494	5,985
Deferred tax expense	1,231	858
Amortization of deferred compensation	180	180
Tax benefit related to exercise of stock options	925	1,823
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	1,662	(8,369)
Prepaid expenses and other current assets	(712)	719
Other assets	(918)	(930)
Accounts payable, accrued expenses and other, net	(11,769)	154
Unearned revenue	(23,449)	120
Claims payable	3,707	7,415
Other long-term liabilities	1,130	618

Net cash provided by operating activities	15,152	31,375
Cash flows from investing activities:
Proceeds from redemption of held-to-maturity securities	131,167	105,054
Purchase of held-to-maturity securities	(122,091)	(144,135)
Purchase of property, equipment and software	(6,406)	(6,255)
Proceeds from sale of investments on deposit for licensure	6,670	6,736
Purchase of investments on deposit for licensure	(10,624)	(7,294)
Purchase of contract rights and related assets	(8,209)	(6,523)
Cash acquired through stock acquisition	27,483	—

Net cash provided by (used in) investing activities	17,990	(52,417)
Cash flows from financing activities:
Payment of capital lease obligations	(1,942)	(1,183)
Payment under revolving credit facility	(11,000)	—
Change in bank overdrafts	1,383	(2,450)
Proceeds from exercise of common stock options	2,776	1,124

Net cash used in financing activities	(8,783)	(2,509)

Net increase (decrease) in cash and cash equivalents	24,359	(23,551)
Cash and cash equivalents at beginning of period	207,996	183,900

Cash and cash equivalents at end of period	$232,355	$160,349

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,103	$293

Cash paid for income taxes	$22,557	$8,775

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital lease	$1,527	$3,135

On January 1, 2003, we completed our acquisition of PHP Holdings, Inc. (Note 5). The purchase price was deposited in a restricted escrow account on December 31, 2002. The following summarizes the cash paid for this acquisition:

Assets acquired, including cash of $27,483	$150,930
Liabilities assumed	26,670

Purchase price paid in cash	$124,260

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in thousands, except per share data)

1. The accompanying condensed consolidated financial statements as of June 30 2003, and for the three and six month periods ended June 30, 2003 and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2003 and operating results for the interim periods. The December 31, 2002 balance sheet information was derived from the audited consolidated financial statements as of that date.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 contained in the Company’s Annual Report on Form 10-K filed March 14, 2003. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

Certain 2002 amounts have been reclassified to conform with the current period financial statement presentation.

2. Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus other dilutive potential securities. The following table sets forth the calculation of basic and diluted net income per share (dollars in thousands, except per share data):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2003	2002	2003	2002
Basic net income per share:
Net income	$17,977	$12,916	$31,671	$22,802

Weighted average number of common shares outstanding	20,764,458	20,083,779	20,689,531	19,984,370

Basic net income per share	$0.87	$0.64	$1.53	$1.14

Diluted net income per share:
Net income	$17,977	$12,916	$31,671	$22,802

Weighted average number of common shares outstanding	20,764,458	20,083,779	20,689,531	19,984,370
Dilutive effect of stock options (as determined by applying the treasury stock method)	1,145,191	1,409,355	1,081,183	1,384,466

Weighted average number of common shares and dilutive potential common shares outstanding	21,909,649	21,493,134	21,770,714	21,368,836

Diluted net income per share	$0.82	$0.60	$1.45	$1.07

As of June 30, 2003, we had 2,942,906 options outstanding with a weighted average exercise price of $19.12.

3. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended (SFAS No. 123), we have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock. In December 2002, Statement of Financial Accounting Standards No. 148, Stock-Based Compensation (SFAS No. 148), was issued which requires that we illustrate the effect on net income and net income per share if we had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements.

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2003	2002	2003	2002
Net income:
Reported net income	$17,977	$12,916	$31,671	$22,802
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,455	1,331	4,484	2,620

Pro forma net income	$15,522	$11,585	$27,187	$20,182

Basic net income per share:
Reported basic net income per share	$0.87	$0.64	$1.53	$1.14

Pro forma basic net income per share	$0.75	$0.58	$1.31	$1.01

Diluted net income per share:
Reported diluted net income per share	$0.82	$0.60	$1.45	$1.07

Pro forma diluted net income per share	$0.72	$0.54	$1.26	$0.94

4. Effective January 1, 2003, we completed our stock acquisition of PHP Holdings, Inc. and its subsidiary, Physicians Healthcare Plans, Inc. (together, PHP) pursuant to the terms of a merger agreement entered into on August 22, 2002 for $124,260, including acquisition costs.

Established in 1992, PHP served 193,000 Medicaid and SCHIP members at December 31, 2002 in twelve counties including the metropolitan areas of Orlando, Tampa and Ft. Lauderdale/Miami. PHP also served Medicare and commercial members which were spun off from PHP prior to December 31, 2002 and not acquired by us.

This acquisition was accounted for under the purchase method of accounting. Of the $124,260 acquisition cost, approximately $50,000 was financed through our existing credit facility with the balance funded through unrestricted cash. Goodwill and other intangibles totaling $116,780 includes $8,990 of identifiable intangibles allocated to the membership purchased and a non-compete agreement. Intangible assets related to the membership lists are being amortized based on the timing of related cash flows with an expected amortization of 5 to 11 years.

5. Effective July 1, 2003, we acquired the Medicaid line of business known as St. Augustine Medicaid (“St. Augustine”), a division of AvMed for approximately $9,200. The assets acquired consist primarily of St. Augustine’s rights to provide managed care services to its Medicaid members and certain rights under assigned provider contracts. At June 30, 2003, St. Augustine served approximately 28,000 individuals receiving health care benefits under Florida’s Medicaid program in nine counties in the Miami/Fort Lauderdale, Orlando and Tampa markets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We have not yet finalized our fair value analysis, therefore, the allocation of the assets and liabilities is subject to refinement.

Current assets including cash and cash equivalents	$31,668
Intangible assets	8,990
Goodwill	107,790
Other assets	2,482

Total assets acquired	150,930
Claims payable	20,421
Other liabilities	6,249

Total liabilities assumed	26,670

Net assets acquired	$124,260

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

6. In November 2002, Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 (FIN No. 45), was issued. We have adopted the disclosure requirements of FIN No. 45 as required for fiscal years ending after December 15, 2002 and the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. In connection with our acquisition of PHP on January 1, 2003, AMERIGROUP Corporation agreed to guarantee a certain lease for office space occupied by a business operated by former management of PHP with minimum lease payments of approximately $1,500. The fair value of the stand ready obligation under the guarantee is $54 and has been reflected in the June 30, 2003 consolidated balance sheet. If the lessee defaults due to non-payment, all future rental payments are accelerated subject to our right to cure by bringing the payments up to date. The lease term ends in March 2005.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Derivative Instruments and Hedging Activities (SFAS No. 149), which amends SFAS No. 133 and clarifies financial accounting and reporting for derivative instruments. SFAS No. 149 is effective prospectively after June 30, 2003. We do not believe the implementation of this standard will have a material effect on our financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), which establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective prospectively after May 31, 2003. We do not believe the implementation of this standard will have a material effect on our financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q, and other information we provide from time to time, contains certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected 2003 performance and future financial position, membership, revenues, operating cash flows, health benefits expenses, seasonality of health benefits expenses, selling, general and administrative expenses, days in claims payable, income tax rates, earnings per share, net income growth, results of operations or cash flows, our continued performance improvements, our ability to service our debt obligations and refinance our debt obligations, our ability to finance growth opportunities, our expectations on the effective date and successful integration of acquisitions, our ability to respond to changes in government regulations, and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans,” and other similar expressions are forward-looking statements.

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

Overview

We are a multi-state managed health care company focused on serving people who receive health care benefits through public-sponsored programs, including Medicaid, State Children’s Health Insurance Program (SCHIP) and FamilyCare. We were founded in December 1994 with the objective of becoming the leading managed care organization in the United States focused on serving people who receive these types of benefits.

The following table sets forth the approximate number of members we serve in each of our service areas as of the dates presented.

	June 30,		December 31, 2002
	2003	2002
Market
Houston	144,000	128,000	139,000
Fort Worth	83,000	63,000	73,000
Dallas	94,000	75,000	84,000
New Jersey	104,000	97,000	99,000
Maryland	127,000	124,000	125,000
District of Columbia	37,000	13,000	37,000
Chicago	31,000	33,000	34,000
Tampa	115,000	—	—
Orlando	49,000	—	—
Miami/Ft. Lauderdale	35,000	—	—

Total	819,000	533,000	591,000

Percentage growth from June 30, 2002 to June 30, 2003	53.7%

The following table sets forth the approximate number of members we serve in each of our products as of the dates presented.

	June 30,		December 31, 2002
	2003	2002
Product
AMERICAID (Medicaid—TANF)	535,000	338,000	394,000
AMERIKIDS (SCHIP)	195,000	123,000	125,000
AMERIPLUS (Medicaid—SSI)	68,000	45,000	46,000
AMERIFAM (FamilyCare)	21,000	27,000	26,000

Total	819,000	533,000	591,000

Effective January 1, 2003, we acquired the outstanding stock of PHP Holdings, Inc. and its wholly owned subsidiary Physicians Healthcare Plans, Inc. (together, PHP) pursuant to the terms of a merger agreement dated August 22, 2002. With the acquisition of PHP, we began providing our products to members located in the three Florida markets of Tampa, Orlando and Ft. Lauderdale/Miami.

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Premium revenue	99.6%	99.3%	99.6%	99.3%
Investment income	0.4	0.7	0.4	0.7

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits(1)	79.1%	80.0%	80.2%	81.2%
Selling, general and administrative expenses	11.9%	11.6%	11.7%	11.3%
Income before income taxes	7.7%	7.8%	6.9%	7.0%
Net income	4.6%	4.6%	4.0%	4.1%

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Six Month Periods Ended June 30, 2003 Compared to the Three and Six Month Periods Ended June 30, 2002

Revenues

Premium revenues for the three months ended June 30, 2003 increased $115.5 million, or 41.7%, to $392.3 million from $276.8 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 premium revenues increased $234.2 million, or 42.8% to $781.9 million from $547.7 million for the six months ended June 30, 2002. The increase was principally due to the acquisition of PHP in January 2003 (193,000 members in Florida), the acquisition of the Medicaid contracts and related assets of Capital Community Health Plan’s Medicaid line of business in July 2002 (23,000 members in Washington, D.C.) as well as internal growth in overall membership. Premium rate increases, partially offset by a lower average premium per member, also impacted the increase. Total membership increased by 286,000, or 53.7% to 819,000 as of June 30, 2003 from 533,000 as of June 30, 2002.

Investment income decreased $0.4 million to $1.7 million for the three months ended June 30, 2003 from $2.1 million for the three months ended June 30, 2002 and decreased $0.7 million for the six months ended June 30, 2003. The decrease in investment income was primarily due to the continued decline in market interest rates and increased levels of investments in tax-advantaged securities partially offset by an increase in overall levels of cash and investments. Levels of cash and investments have primarily increased due to profitability and increases in the amount of premiums received versus the timing of the payment of the related health benefits.

Health benefits

Expenses relating to health benefits for the three months ended June 30, 2003 increased $88.9 million, or 40.1%, to $310.4 million from $221.5 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 expenses related to health benefits increased $182.9 million, or 41.1%, to $627.4 million from $444.5 million for the six months ended June 30, 2002. The increase in health benefits expense was primarily due to the increase of 286,000 members. The health benefits ratio, as a percentage of premium revenue, for the three months ended June 30, 2003 decreased to 79.1% from 80.0% for the three months ended June 30, 2002. For the six months ended June 30, 2003 the health benefits ratio decreased to 80.2% from

81.2% for the six months ended June 30, 2002. The decrease in the health benefits ratio is primarily the result of variations in levels of seasonality from 2002 to 2003 and changes in the mix of members by product.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the three months ended June 30, 2003 increased $14.7 million, or 45.5%, to $47.0 million from $32.3 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 SG&A expenses increased $29.3 million, or 47.1%, to $91.5 million in 2003 from $62.2 million for the six months ended June 30, 2002. The increase in SG&A was primarily due to an increase in wages and related expenses for additional staff and other expenses to support our increased membership and market development activities. Our SG&A ratio to total revenue was 11.9% and 11.6% for the three months ended June 30, 2003 and 2002, respectively and 11.7% and 11.3% for the six months ended June 30, 2003 and 2002, respectively. The increase in the SG&A ratio was due primarily to increased staffing and information technology spending to support significant growth, insourcing of behavioral health activities and other expenses related to our growth strategy.

Interest expense

Interest expense was $0.5 million and $0.2 million for the three months ended June 30, 2003 and 2002, respectively, and $1.1 million and $0.4 million for the six months ended June 30, 2003 and 2002, respectively. The increase primarily relates to borrowings on our revolving credit facility to partially finance the PHP acquisition.

Provision for income taxes

Income tax expense for the second quarter ended June 30, 2003 was $12.3 million with an effective tax rate of 40.6% as compared to $8.7 million in the second quarter ended June 30, 2002 with an effective tax rate of 40.4%. Income tax expense for the six months ended June 30, 2003 was $22.2 million with an effective tax rate of 41.2% in 2003 as compared to $15.8 million with an effective tax rate of 41.0% for the six months ended June 30, 2002.

Net income

Net income for the second quarter of 2003 increased $5.1 million, to $18.0 million, or $0.82 per diluted share, compared to $12.9 million, or $0.60 per diluted share for the second quarter of 2002. For the six months ended June 30, 2003 net income was $31.7 million, or $1.45 per diluted share compared to $22.8 million, or $1.07 per diluted share for the six months ended June 30, 2002.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flow from operations and borrowings under our credit facility. As of June 30, 2003, we had cash and cash equivalents of $232.4 million, short and long-term investments of $89.9 million and restricted investments on deposit for licensure of $33.8 million. Total cash and investments as of June 30, 2003 was $356.0 million, a portion of which is restricted by state regulatory requirements, compared to $336.4 million as of June 30, 2002 and $336.5 million at December 31, 2002. Unrestricted cash and investments as of June 30, 2003 was approximately $57.2 million. As of June 30, 2003, $36.0 million was available for use under our credit facility.

Cash flows from operating activities were $15.2 million for the six months ended June 30, 2003, compared to $31.4 million for the six months ended June 30, 2002. The decrease in cash flows from operations was primarily due to a decrease in claims payable, unearned revenue, and increased tax payments, partially offset by an increase in net income.

For the six months ended June 30, 2003, cash provided by investing activities was $18.0 million compared to cash used in investing activities of $52.4 million for the six months ended June 30, 2002. Cash provided by investing activities consists primarily of proceeds from redemption of investments and cash acquired in the acquisition of PHP partially offset by purchases of investments and purchases of property, equipment and software. We anticipate total capital expenditures, including capitalized leases for both software and property and equipment, to be approximately $25 million to $30 million in 2003.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of June 30, 2003, our investment portfolio which consists primarily of fixed-income securities has an average maturity of less than twelve months. We utilize investment vehicles such as municipal bonds, tax-free securities, tax-advantaged securities, commercial paper, U.S. government backed agencies and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average portfolio yield as of June 30, 2003 was approximately 1.62% compared to 2.25% as of June 30, 2002.

Effective January 1, 2003, we completed our acquisition of PHP for approximately $124.3 million, including acquisition costs. The acquisition was accounted for under the purchase method of accounting. Goodwill and other intangibles totaling $116.8 million includes $8.9 million of identifiable intangibles allocated to membership purchased and a non-compete agreement.

On July 1, 2003, we acquired the Medicaid line of business known as St. Augustine Medicaid (“St. Augustine”), a division of AvMed for approximately $9.2 million. As of June 30, 2003, St. Augustine served approximately 28,000 individuals receiving health care benefits under Florida’s Medicaid program in nine counties in the Miami/Fort Lauderdale, Orlando and Tampa markets.

Cash used in financing activities was $8.8 million and $2.5 million for the six months ended June 30, 2003 and 2002, respectively. Cash used in financing activities consisted primarily of payments under the revolving credit facility in the amount of $11.0 million for the six months ended June 30, 2003.

Our $75 million Credit and Guaranty Agreement expires in December 2004. The facility is collateralized by the assets of AMERIGROUP Corporation and by the pledge of common stock of its wholly owned managed care subsidiaries. As of June 30, 2003, $39.0 million was outstanding under our credit facility.

Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of August 11, 2003, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements at least through the end of this year.

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

The National Association of Insurance Commissioners (NAIC) has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies became effective as of December 31, 1998. These rules, which may vary from state to state, are currently being considered for adoption for HMOs and MCOs.

Illinois and Texas adopted various forms of the rules as of December 31, 1999 and 2000, respectively. Maryland adopted risk-based capital rules for MCOs as of December 31, 2001. However, Maryland exempted all MCOs from the rules for the years ended December 31, 2001 and 2002. New Jersey, Florida and Washington D.C. have not yet adopted risk-based capital rules. The NAIC’s risk-based capital rules, if adopted by other states in their proposed form, may increase the minimum capital required for our subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2003, we had short-term investments of $8.5 million, long-term investments of $81.4 million and investments on deposit for licensure of $33.8 million. These investments consist of highly liquid investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability and intent to hold these investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time may reduce our investment income.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 18, 2002, Texas Children’s Hospital (“TCH”) in Houston, Texas filed suit in State District Court against AMERIGROUP Texas, Inc., our Texas subsidiary, seeking to be paid full-billed charges for all services rendered to our Texas subsidiary’s Medicaid members since October 1999. Our Texas subsidiary does not have a contract with TCH to provide services to its Medicaid members. When TCH provides services to our members, it does so as a non-network provider. On January 17, 2003, the physicians of Baylor College of Medicine (“Baylor”), non-network providers who provide medical services at TCH, filed suit against our Texas subsidiary seeking full-billed charges for services provided since October 1999 to our Texas Medicaid members. On July 7, 2003, TCH and Baylor added AMERIGROUP Corporation as an additional defendant to the lawsuits, alleging that we are directly liable for the obligations of our Texas subsidiary.

Our Texas subsidiary’s contracts with the State of Texas provide a methodology for compensating non-network providers for services provided to our Medicaid members and the State of Texas has approved AMERIGROUP Texas, Inc.’s current non-network provider payment methodology. TCH and Baylor each assert that they are not a party to the contract our Texas subsidiary has with the State of Texas and, therefore, they are not obligated to accept the payments determined in accordance with our State contract. The State approved our subsidiary’s payment methodology for the period prior to January 1, 2003 and determined that it was appropriate with respect to compensating non-network providers other than TCH and Baylor. Therefore, we believe that our payment methodology approved by the State should be equally applicable to TCH and Baylor. We believe that our methodology for calculating payments to TCH and Baylor as non-network providers is appropriate and we will vigorously defend against the claims of TCH and Baylor. We believe this matter will not have a material adverse effect on us, although if we are required to pay full-billed charges to TCH and Baylor at the conclusion of litigation and all appeals, it could have a material adverse effect on us.

In May 2002, Capital Health Systems (“Capital”) in New Jersey filed an action against AMERIGROUP New Jersey, Inc., our New Jersey subsidiary, in the Superior Court of New Jersey, Mercer County Law Division, seeking to be paid full-billed charges for all services rendered to our New Jersey subsidiary’s Medicaid members since January 1, 2002. Our New Jersey subsidiary has not had a contract with Capital to provide services to its Medicaid members since December 31, 2001. As a result, services provided by Capital to our members since January 1, 2002 have been provided as a non-network provider. Capital asserts that AMERIGROUP New Jersey, Inc. agreed to pay full-billed charges upon the expiration of our contract with them on December 31, 2001. The Court ruled in favor of Capital on August 8, 2003, and determined that our New Jersey subsidiary entered into a new contract with Capital as of December 31, 2001. However, no amount of damages has been determined.

We disagree with the Court’s ruling and believe that we have provided payment to Capital in an appropriate manner. Once a determination of damages is made, we intend to appeal the ruling. Our payments to Capital in their role as a non-network provider were based upon our understanding of the usual and customary reimbursement practices in New Jersey. Effective July 1, 2003, New Jersey mandated that payments to non-network facilities be limited to the State’s Medicaid fee-for-service rates. We believe this matter will not have a material adverse effect on us, although if we are required to pay full-billed charges to Capital at the conclusion of all appeals, it could have a material adverse effect on us.

We are from time to time the subject matter of, or involved in, other legal proceedings including claims for reimbursement by providers. We believe that any liability or loss resulting from such matters will not have a material adverse effect on our financial position or results of operations.

Item 2.	Change in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 13, 2003. At the meeting, Carlos A. Ferrer and William J. McBride were re-elected as Class II directors. The vote with respect to each nominee is set forth below:

	Total Votes For Each Director	Total Votes Withheld From Each Director
Mr. Ferrer	17,590,545	728,270
Mr. McBride	17,590,545	728,270

Additional directors of the company whose terms of office continued after the meeting are Jeffrey L. McWaters, Uwe E. Reinhardt, Ph.D., and Richard D. Shirk.

Our stockholders approved both the 2003 Equity Incentive Plan and the 2003 Cash Incentive Plan. The vote with respect to each plan is set forth below:

	Total Votes For Each Plan	Total Votes Against Each Plan	Total Votes Abstained
2003 Equity Incentive Plan	14,071,968	1,990,378	92,173
2003 Cash Incentive Plan	16,763,332	1,463,430	92,053

Our stockholders ratified our appointment of KPMG LLP to serve as our independent auditors for the 2003 fiscal year. The appointment was approved by a vote of 17,882,388 for, 435,096 shares against and 1,331 shares abstaining.

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

10.6*	Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and [Americaid New Jersey, Inc.], Contractor (replaces prior exhibit 10.6).

10.7*	State of Illinois, Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization, dated April 1, 2000.

10.7.1	Amendment, dated January 1, 2002, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.

10.7.2	Amendment, dated March 1, 2002, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.

10.7.3	Amendment, dated July 1, 2002, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.

10.7.4	Amendment, dated February 25, 2003, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.

10.7.5	Amendment, dated April 10, 2003, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.

10.7.6	Amendment, dated June 12, 2003, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.

10.8*	Managed Care Organization HealthChoice Provider Agreement, dated as of January 1, 2000.

Exhibit Number	Description

10.9*	District of Columbia Medicaid Managed Care Program, Department of Health, Prepaid, Capital Risk Contract.

10.10*	1994 Stock Plan.

10.11*	Form of 2000 Equity Incentive Plan.

10.12*	Form of Employee Stock Purchase Plan.

10.13*	Form of 2000 Cash Incentive Plan.

10.14*	Second Amended and Restated Employment Agreement of Jeffrey L. McWaters, dated October 2, 2000 (replaces prior exhibit 10.14).

10.15*	Employment Agreement of Lorenzo Childress, Jr., M.D.
10.15.1	Fulfillment and Termination of Employment Agreement of Lorenzo Childress, Jr., M.D.

10.16*	Form of Officer and Director Indemnification Agreement.

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

10.22***	District of Columbia Healthy Families Program, Department of Health, Prepaid, Capital Risk Contract dated April 9, 2002, together with amendments.

10.23+	Lender Joinder Agreement, by and among AMERIGROUP Corporation, Wachovia Bank, National Association, and the Securities named therein, dated as of June 28, 2002.

10.24++	Amendment, dated September 1, 2002, to the 1999 Contract for services between the Health and Human Services (HHS) and HMO (Tarrant Service Area).

10.25++	Amendment, dated September 1, 2002, to the 1999 Contract for Services between the HHS and HMO (Harris Service Area).

10.26++	Amendment, dated September 1, 2002, to the 2000 Contract for Services between the HHS and HMO (Dallas Service Area).

10.27++	Amendment, dated September 1, 2002, to the 1999 Contract for Services between the HHS and HMO (Harris County Service Area STAR+PLUS Contract).

10.28++	Amendment, dated September 1, 2002, to the 2002 Contract for Services between the HHS and HMO (Childrens Health Insurance Program Agreement).

10.30+++	Medicaid Contract and between the State of Florida, Agency for Health Care Administration and Physicians Healthcare Plans, Inc. dated June 28, 2002.

Exhibit Number	Description

10.31+++

Medical Services Contract by and between State of Florida, Department of Elder Affairs, Agency for Health Care Administration and Physicians Healthcare Plans, Inc. dated June 27, 2002 together with amendments.

10.32+++	Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated December 20, 2001 together with amendments (Orange, Osceola and Seminole).

10.33+++	Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated July 2, 2002 (Pasco and Polk).

10.34+++	Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated November 26, 2001 together with amendments (Pinellas).

10.35+++	Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated October 16, 2002, 2002 (Palm Beach).

10.36+++	Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated May 29, 2001 (Hillsborough).

10.37	2003 Equity Incentive Plan.

10.38	2003 Cash Incentive Plan.

10.39	Asset Purchase Agreement dated March 15, 2003 between AvMed, Inc. and AMERIGROUP Florida, Inc.

10.39.1	Amendment, dated May 21, 2003, of Asset Purchase Agreement between AvMed, Inc. and AMERIGROUP Florida, Inc.

10.39.2	Second Amendment, dated June 30, 2003, of Asset Purchase Agreement between AvMed, Inc. and AMERIGROUP Florida, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2003.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2003.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2003.

*	Previously filed as an exhibit to Registration Statement No. 333-3740 on Form S-1, which was declared effective by the Securities and Exchange Commission on November 5, 2001, and incorporated herein by reference.
**	Previously filed as an exhibit to the Annual Report on Form 10-K filed on March 12, 2002.
***	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 13, 2002.
+	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on August 2, 2002.
++	Previously filed as an exhibit to the Annual Report on Form 10-K on March 14, 2003.
+++	Previously filed as an exhibit to the Quarterly Report on Form 10-Q on May 5, 2003

     b. Reports on Form 8-K

We filed a report on Form 8-K on January 9, 2003, announcing (i) our acquisition of PHP Holdings, Inc. and its wholly owned subsidiary Physicians Healthcare Plans, Inc., effective January 1, 2003; and (ii) that, effective January 3, 2003, our shares of common stock would begin trading on the New York Stock Exchange under the symbol “AGP.”

We filed a report on Form 8-K/A on March 17, 2003 providing the Financial Statements and Pro Forma Financial Information relating to AMERIGROUP’s acquisition of PHP Holdings, Inc. and its wholly owned subsidiary, Physicians Healthcare Plans, Inc.

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

We filed a report on Form 8-K on April 28, 2003, announcing our earnings for the three months ended March 30, 2003.

We filed a report on Form 8-K on June 4, 2003 announcing the resignation of Chief Financial Officer Scott M. Tabakin effective October 1, 2003.

We filed a report on Form 8-K on July 31, 2003, announcing our earnings for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP CORPORATION

Date:	August 11, 2003	By:	/s/ JEFFREY L. MCWATERS
Chairman and Chief Executive Officer

Date:	August 11, 2003	By:	/s/ SCOTT M. TABAKIN
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Form of Amended and Restated Certificate of Incorporation of the Company.

3.2*	Form of By-Laws of the Company.

3.3*	Form of share certificate for common stock.

3.4*	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998.

3.5*	Silicon Valley Registration Rights Agreement, entered into as of May 15, 1998.

3.6*	Stock Restriction and Registration Rights Agreement, between AMERIGROUP Corporation and Prudential Health Care Plan, Inc.

3.7*	Form of warrant issued in connection with the sale of Series E Redeemable Preferred Stock.

3.8*	Common Stock Purchase Warrant Issued to Silicon Valley Bank, dated May 15, 1998.

10.1*	1999 Contract for Services between the Texas Department of Health (“TDH” ) and HMO (Harris Service Area), dated August 9, 1999.

10.2*	1999 Contract For Services between the TDH and HMO (Tarrant Service Area), dated August 9, 1999.

10.3*	1999 Contract For Services between the TDH and HMO (Harris County Service Area STAR+PLUS Contract).

10.4*2	2000 Contract For Services between TDH and HMO Dallas Service Area (replaces prior exhibit 10.4).

10.5*

Children’s Health Insurance Program Agreement for the Provision of Health Care Services between the Texas Department of Health and Human Services Commission and AMERICAID Texas, Inc., d/b/a Amerikids, dated January 19, 2000, as amended (replaces prior exhibit 10.5).

10.6*	Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and [Americaid New Jersey, Inc.], Contractor (replaces prior exhibit 10.6).

10.7*	State of Illinois, Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization, dated April 1, 2000.

10.7.1	Amendment, dated January 1, 2002, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.

10.7.2	Amendment, dated March 1, 2002, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.

10.7.3	Amendment, dated July 1, 2002, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.

10.7.4	Amendment, dated February 25, 2003, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.

10.7.5	Amendment, dated April 10, 2003, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.

10.7.6	Amendment, dated June 12, 2003, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.

10.8*	Managed Care Organization HealthChoice Provider Agreement, dated as of January 1, 2000.

10.9*	District of Columbia Medicaid Managed Care Program, Department of Health, Prepaid, Capital Risk Contract.

Exhibit Number	Description

10.10*	1994 Stock Plan.

10.11*	Form of 2000 Equity Incentive Plan.

10.12*	Form of Employee Stock Purchase Plan.

10.13*	Form of 2000 Cash Incentive Plan.

10.14*	Second Amended and Restated Employment Agreement of Jeffrey L. McWaters, dated October 2, 2000 (replaces prior exhibit 10.14).

10.15*	Employment Agreement of Lorenzo Childress, Jr., M.D.

10.15.1	Fulfillment and Termination of Employment Agreement of Lorenzo Childress, Jr., M.D.

10.16*	Form of Officer and Director Indemnification Agreement.

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

10.22***	District of Columbia Healthy Families Program, Department of Health, Prepaid, Capital Risk Contract dated April 9, 2002, together with amendments.

10.23+	Lender Joinder Agreement, by and among AMERIGROUP Corporation, Wachovia Bank, National Association, and the Securities named therein, dated as of June 28, 2002.

10.24++	Amendment, dated September 1, 2002, to the 1999 Contract for services between the Health and Human Services (HHS) and HMO (Tarrant Service Area).

10.25++	Amendment, dated September 1, 2002, to the 1999 Contract for Services between the HHS and HMO (Harris Service Area).

10.26++	Amendment, dated September 1, 2002, to the 2000 Contract for Services between the HHS and HMO (Dallas Service Area).

10.27++	Amendment, dated September 1, 2002, to the 1999 Contract for Services between the HHS and HMO (Harris County Service Area STAR+PLUS Contract).

10.28++	Amendment, dated September 1, 2002, to the 2002 Contract for Services between the HHS and HMO (Childrens Health Insurance Program Agreement).

10.30+++	Medicaid Contract by and between the State of Florida, Agency for Health Care Administration and Physicians Healthcare Plans, Inc. dated June 28, 2002.

10.31+++

Medical Services Contract by and between State of Florida, Department of Elder Affairs, Agency for Health Care Administration and Physicians Healthcare Plans, Inc. dated June 27, 2002 together with amendments.

Exhibit Number	Description

10.32+++	Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated December 20, 2001 together with amendments (Orange, Osceola and Seminole).

10.33+++	Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated July 2, 2002 (Pasco and Polk).

10.34+++	Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated November 26, 2001 together with amendments (Pinellas).

10.35+++	Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated October 16, 2002, 2002 (Palm Beach).

10.36+++	Medical Services Contract by and between Florida Healthy Kids Corporation and Physicians Healthcare Plans, Inc. dated May 29, 2001 (Hillsborough).

10.37	2003 Equity Incentive Plan.

10.38	2003 Cash Incentive Plan.

10.39	Asset Purchase Agreement dated March 15, 2003 between AvMed, Inc. and AMERIGROUP Florida, Inc.

10.39.1	Amendment, dated May 21, 2003, of Asset Purchase Agreement between AvMed, Inc. and AMERIGROUP Florida, Inc.

10.39.2	Second Amendment dated, June 30, 2003, of Asset Purchase Agreement between AvMed, Inc. and AMERIGROUP Florida, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2003.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2003.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2003.

*	Previously filed as an exhibit to Registration Statement No. 333-3740 on Form S-1, which was declared effective by the Securities and Exchange Commission on November 5, 2001, and incorporated herein by reference.
**	Previously filed as an exhibit to the Annual Report on Form 10-K filed on March 12, 2002.
***	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 13, 2002.
+	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on August 2, 2002.
++	Previously filed as an exhibit to the Annual Report on Form 10-K on March 14, 2003.
+++	Previously filed as an exhibit to the Quarterly Report on Form 10-Q on May 5, 2003.

b.	Reports on Form 8-K

We filed a report on Form 8-K on January 9, 2003, announcing (i) our acquisition of PHP Holdings, Inc. and its wholly owned subsidiary Physicians Healthcare Plans, Inc., effective January 1, 2003; and (ii) that, effective January 3, 2003, our shares of common stock will trade on the New York Stock Exchange under the symbol “AGP.”

We filed a report on Form 8-K/A on March 17, 2003 providing the Financial Statements and Pro Forma Financial Information relating to AMERIGROUP’s acquisition of PHP Holdings, Inc. and its wholly owned subsidiary, Physicians Healthcare Plans, Inc.

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

We filed a report on Form 8-K on June 4, 2003 announcing the resignation of Chief Financial Officer Scott M. Tabakin effective October 1, 2003.

We filed a report on Form 8-K on July 31, 2003, announcing our earnings for the three and six months ended June 30, 2003.