Form 10-Q
period 2003-09-30
AMERIGROUP CORP
filed 2003-11-05
CIK 1064863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-31574

AMERIGROUP CORPORATION

(Exact name of registrants as specified in its charter)

Delaware	54-1739323
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4425 Corporation Lane, Virginia Beach, VA	23462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (757) 490-6900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

As of October 31, 2003, there were 24,342,662 shares outstanding of AMERIGROUP’s common stock, par value $0.01.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$270,494	$207,996
Short-term investments	5,750	27,581
Premium receivables	33,629	35,233
Deferred income taxes	9,274	5,627
Prepaid expenses and other current assets	7,856	7,998

Total current assets	327,003	284,435
Property and equipment, net of accumulated depreciation of $25,018 and $16,927.	30,303	28,277
Software, net of accumulated amortization of $15,168 and $10,253.	11,569	11,966
Goodwill and other intangible assets, net of accumulated amortization of $10,414 and $5,873	145,629	26,040
Long-term investments	92,119	71,358
Investments on deposit for licensure	35,108	29,559
Other long-term assets	3,397	2,716
Escrow deposit for pending acquisitions and related costs	—	124,133

	$645,128	$578,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$227,048	$202,430
Unearned revenue	29,251	25,518
Accounts payable	3,755	9,405
Accrued expenses, capital leases and other current liabilities	42,570	42,905

Total current liabilities	302,624	280,258
Long-term debt	30,000	50,000
Deferred income taxes, capital leases and other long-term liabilities	10,369	8,845

Total liabilities	342,993	339,103

Stockholders’ equity:
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 21,177,791 and 20,551,944	212	205
Additional paid-in capital	189,762	177,141
Retained earnings	112,308	62,452
Deferred compensation	(147)	(417)

Total stockholders’ equity	302,135	239,381

	$645,128	$578,484

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Premium	$411,277	$297,025	$1,193,170	$844,688
Investment income	1,494	2,030	4,875	6,090

Total revenues	412,771	299,055	1,198,045	850,778

Expenses:
Health benefits	328,235	240,407	956,069	684,889
Selling, general and administrative	46,781	33,927	137,796	96,166
Depreciation and amortization	6,379	3,412	17,873	9,397
Interest	465	207	1,561	576

Total expenses	381,860	277,953	1,113,299	791,028

Income before income taxes	30,911	21,102	84,746	59,750
Income tax expense	12,726	8,652	34,890	24,498

Net income	$18,185	$12,450	$49,856	$35,252

Net income per share:
Basic net income per share	$0.86	$0.61	$2.40	$1.75

Weighted average number of common shares outstanding	21,041,556	20,333,897	20,801,852	20,089,289

Diluted net income per share	$0.81	$0.58	$2.27	$1.65

Weighted average number of common shares and dilutive potential common shares outstanding	22,328,879	21,478,501	21,956,769	21,405,391

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$49,856	$35,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,873	9,397
Deferred tax benefit	(2,126)	(2,121)
Amortization of deferred compensation	270	269
Tax benefit related to exercise of stock options	3,285	2,330
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	1,604	(3,672)
Prepaid expenses and other current assets	185	1,374
Other assets	(843)	(1,590)
Accounts payable, accrued expenses and other, net	(8,702)	3,972
Unearned revenue	3,733	25,716
Claims payable	4,197	19,868
Other long-term liabilities	259	653

Net cash provided by operating activities	69,591	91,448

Cash flows from investing activities:
Proceeds from redemption of held-to-maturity securities	159,995	171,421
Purchase of held-to-maturity securities	(158,925)	(173,270)
Purchase of property, equipment and software	(9,742)	(10,693)
Proceeds from sale of investments on deposit for licensure	10,170	13,640
Purchase of investments on deposit for licensure	(15,419)	(14,193)
Purchase of contract rights and related assets	(7,550)	(6,624)
Cash acquired through stock acquisition	27,483	—

Net cash provided by (used in) investing activities	6,012	(19,719)

Cash flows from financing activities:
Payments of capital lease obligations	(3,037)	(1,778)
Payments under revolving credit facility	(20,000)	—
Change in bank overdrafts	1,071	(543)
Proceeds from exercise of common stock options	8,861	2,623

Net cash provided by (used in) financing activities	(13,105)	302

Net increase in cash and cash equivalents	62,498	72,031
Cash and cash equivalents at beginning of period	207,996	183,900

Cash and cash equivalents at end of period	$270,494	$255,931

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,466	$480

Cash paid for income taxes	$29,528	$19,715

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital lease	$4,834	$3,534

      On January 1, 2003, we completed our acquisition of PHP Holdings, Inc. (Note 4). The purchase price was deposited in a restricted escrow account on December 31, 2002. The following summarizes the cash paid for this acquisition:

Assets acquired, including cash of $27,483	$150,731
Liabilities assumed	26,471

Total purchase price (Note 4)	$124,260

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, except per share data)

      1. The accompanying condensed consolidated financial statements as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2003 and operating results for the interim periods. The December 31, 2002 balance sheet information was derived from the audited consolidated financial statements as of that date.

      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 contained in our Annual Report on Form 10-K filed March 14, 2003. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

      Certain 2002 amounts have been reclassified to conform to the current period financial statement presentation.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic net income per share:
Net income	$18,185	$12,450	$49,856	$35,252

Weighted average number of common shares outstanding	21,041,556	20,333,897	20,801,852	20,089,289

Basic net income per share	$0.86	$0.61	$2.40	$1.75

Diluted net income per share:
Net income	$18,185	$12,450	$49,856	$35,252

Weighted average number of common shares outstanding	21,041,556	20,333,897	20,801,852	20,089,289
Dilutive effect of stock options (as determined by applying the treasury stock method)	1,287,323	1,144,604	1,154,917	1,316,102

Weighted average number of common shares and dilutive potential common shares outstanding	22,328,879	21,478,501	21,956,769	21,405,391

Diluted net income per share	$0.81	$0.58	$2.27	$1.65

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income:
Reported net income	$18,185	$12,450	$49,856	$35,252
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,403	1,531	6,888	4,151

Pro forma net income	$15,782	$10,919	$42,968	$31,101

Basic net income per share:
Reported basic net income per share	$0.86	$0.61	$2.40	$1.75

Pro forma basic net income per share	$0.75	$0.54	$2.07	$1.55

Diluted net income per share:
Reported diluted net income per share	$0.81	$0.58	$2.27	$1.65

Pro forma diluted net income per share	$0.72	$0.51	$1.99	$1.45

      As of September 30, 2003, we had 2,751,053 options outstanding with a weighted average exercise price of $20.22. For the nine months ended September 30, 2003, we granted 1,063,673 options with a weighted average exercise price of $30.11 and an average fair value of $15.00.

      The fair value of each 2003 option grant is estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield for all quarters, risk-free interest rates of 3.45%, 2.75% and 3.13%, expected life of 7.25 years, 6.25 years and 6.25 years, volatility of 47.80%, 43.40% and 38.99% for the first quarter 2003, second quarter 2003 and third quarter 2003, respectively.

      4. Effective January 1, 2003, we completed our acquisition of PHP Holdings, Inc. and its subsidiary, Physicians Healthcare Plans, Inc. (together, PHP) pursuant to the terms of a merger agreement entered into on August 22, 2002 for $124,260, including acquisition costs of $1,260.

      Established in 1992, PHP served 193,000 Medicaid and State Children’s Health Insurance Program (SCHIP) members at December 31, 2002 in twelve counties including the metropolitan areas of Orlando, Tampa and Ft. Lauderdale/ Miami. PHP also served Medicare and commercial members which were spun off from PHP prior to December 31, 2002 and not acquired by us.

      Of the $124,260 acquisition cost, approximately $50,000 was financed through our then-existing credit facility with the balance funded through unregulated cash. Goodwill and other intangibles totaling $116,578 includes $8,990 of identifiable intangibles allocated to the rights to membership and a non-compete agreement. Intangible assets related to the non-compete agreement and rights to membership are being amortized based on the timing of related cash flows with an expected amortization of five to eleven years.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We have not yet finalized the purchase price or our fair value analysis; therefore, the allocation of the assets and liabilities is subject to refinement.

Current assets, including cash and cash equivalents	$31,668
Intangible assets	8,990
Goodwill	107,588
Other assets	2,485

Total assets acquired	150,731

Claims payable	20,421
Other liabilities	6,050

Total liabilities assumed	26,471

Net assets acquired	$124,260

      During the three months ended September 30, 2003, we recorded net adjustments decreasing goodwill by $202 as a result of changes in the fair value analysis of net assets acquired.

      The following unaudited pro forma summary information presents the consolidated income statement information for the twelve month period ended December 31, 2002 as if the PHP acquisition had been consummated on January 1, 2002, and does not purport to be indicative of what would have occurred had the acquisition been made at that date, or of the results which may occur in the future.

Premium revenue	$1,412,916

Net income	$55,035

Diluted net income per share	$2.56

      In connection with our acquisition of PHP on January 1, 2003, AMERIGROUP Corporation agreed to guarantee a certain lease for office space occupied by a business operated by former management of PHP with minimum lease payments of approximately $1,500. The fair value of the stand ready obligation under the guarantee is $41 and has been reflected in the September 30, 2003 consolidated balance sheet. If the lessee defaults due to non-payment, all future rental payments are accelerated, subject to our right to cure by bringing the payments up to date. The lease term ends in March 2005.

      5. Effective July 1, 2003, we purchased the Medicaid contract rights and related assets known as St. Augustine Medicaid (“St. Augustine”), a division of AvMed, Inc., for $8,513. The assets purchased consisted primarily of St. Augustine’s rights to provide managed care services to its 26,000 Medicaid members who receive health care benefits under Florida’s Medicaid program in nine counties in the Miami/ Ft. Lauderdale, Orlando and Tampa markets. Goodwill and other intangibles totaling $8,513 includes $2,143 for identifiable intangibles allocated to a non-compete agreement and the rights to the membership. Intangible assets related to the non-compete agreement and the rights to the membership are being amortized based on the timing of related cash flows with an expected amortization of three to eight years.

      6. On October 16, 2003, we completed a public offering of 3,162,500 shares of common stock at $46.50 per share, including an over-allotment issuance of 412,500 shares. Net proceeds from the offering, after fees and expenses, were approximately $139,000. On October 21, 2003, we used $30,000 of proceeds from the offering to repay the outstanding balance of our then-existing credit facility.

      On October 22, 2003, we entered into a $95,000 Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., Wachovia Bank, National Association, Credit Suisse First Boston and CIBC World Markets Corp. The Credit Agreement contains a provision which will allow us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $30,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

      This Quarterly Report on Form 10-Q, and other information we provide from time-to-time, contains certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected 2003 performance and future financial position, membership, revenues, operating cash flows, health benefits expenses, seasonality of health benefits expenses, selling, general and administrative expenses, days in claims payable, income tax rates, earnings per share, net income growth, results of operations or cash flows, our continued performance improvements, our ability to service our debt obligations and refinance our debt obligations, our ability to finance growth opportunities, our expectations on the effective date and successful integration of acquisitions, our ability to respond to changes in government regulations, and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans,” and other similar expressions are forward-looking statements.

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

      Investors should also refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2003 and our Registration Statement of Form S-3 (Registration Number 333-108531), which was originally filed on September 16, 2003 and became effective on October 9, 2003 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and therefore caution investors not to place undue reliance on them.

Overview

      We are a multi-state managed health care company focused on serving people who receive health care benefits through publicly-sponsored programs, including Medicaid, SCHIP and FamilyCare. We were formed in December 1994 with the objective of becoming the leading managed care organization in the United States focused on serving people who receive these types of benefits.

      The following table sets forth the approximate number of our members in each of our service areas on the dates presented.

	September 30,
			December 31,
Market	2003	2002	2002

Houston	151,000	134,000	139,000
Dallas	93,000	80,000	84,000
Fort Worth	102,000	68,000	73,000
Maryland	126,000	124,000	125,000
District of Columbia	37,000	37,000	37,000
New Jersey	102,000	95,000	99,000
Chicago	31,000	34,000	34,000
Tampa	132,000	—	—
Orlando	51,000	—	—
Miami/ Ft. Lauderdale	41,000	—	—

Total	866,000	572,000	591,000

Percentage growth from September 30, 2002 to September 30, 2003	51.4%

      The following table sets forth the approximate number of our members in each of our products on the dates presented.

	September 30,
			December 31,
Product	2003	2002	2002

AMERICAID (Medicaid—TANF)	578,000	379,000	394,000
AMERIKIDS (SCHIP)	195,000	123,000	125,000
AMERIPLUS (Medicaid—SSI)	73,000	45,000	46,000
AMERIFAM (FamilyCare)	20,000	25,000	26,000

Total	866,000	572,000	591,000

      Effective January 1, 2003, we acquired PHP pursuant to the terms of a merger agreement dated August 22, 2002. With the acquisition of PHP, we began providing our products to members located in the three Florida markets of Tampa, Orlando and Ft. Lauderdale/ Miami.

      Effective July 1, 2003, we acquired the Medicaid contract rights and related assets of St. Augustine. St. Augustine’s members are in nine counties in the Miami/ Fort Lauderdale, Orlando and Tampa markets.

      In Florida, Texas and Maryland, the rules governing SCHIP have either recently changed, or will likely change in the near future, to restrict or limit eligibility for benefits through the imposition of waiting periods, enrollment caps and/or new or increased co-payments. These changes in SCHIP eligibility could cause us to experience a net loss in SCHIP membership in the fourth quarter of this year.

      In 2002 the State of New Jersey changed its eligibility rules for the FamilyCare program to freeze the future enrollment of any new adult members, which has caused a gradual decline of adult members in the program. On November 1, 2003, the State moved two categories of adult eligibles out of the managed care program in which we participate. The State’s changes in eligibility for benefits under the program will cause us to experience a net loss of FamilyCare members.

Results of Operations

      The following table sets forth selected operating ratios. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three months		Nine months
	ended		ended
	September 30,		September 30,

	2003	2002	2003	2002

Premium revenue	99.6%	99.3%	99.6%	99.3%
Investment income	0.4	0.7	0.4	0.7

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits (1)	79.8%	80.9%	80.1%	81.1%
Selling, general and administrative expenses	11.3%	11.3%	11.5%	11.3%
Income before income taxes	7.5%	7.1%	7.1%	7.0%
Net income	4.4%	4.2%	4.2%	4.1%

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Nine Month Periods Ended September 30, 2003 Compared to the Three and Nine Month Periods Ended September 30, 2002

     Revenues

      Premium revenues for the three months ended September 30, 2003 increased $114.3 million, or 38.5%, to $411.3 million from $297.0 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, premium revenues increased $348.5 million, or 41.3%, to $1,193.2 million from $844.7 million for the nine months ended September 30, 2002. The increase in both periods was principally due to the acquisition of St. Augustine effective July 1, 2003 (26,000 members in Florida), PHP effective January 1, 2003 (193,000 members in Florida), as well as internal growth in overall membership. Premium rate increases, partially offset by a lower average premium per member, primarily as a result of changes in the mix of members by product, also impacted the increase. Total membership increased by 294,000, or 51.4%, to 866,000 as of September 30, 2003 from 572,000 as of September 30, 2002.

      Investment income decreased $0.5 million to $1.5 million for the three months ended September 30, 2003 from $2.0 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 investment income decreased $1.2 million to $4.9 million from $6.1 million for the nine months ended September 30, 2002. The decrease in investment income was primarily due to the continued decline in market interest rates and increased levels of investments in tax-advantaged securities partially offset by an increase in overall levels of cash and investments. Levels of cash and investments have primarily increased due to profitability and increases in the amount of premiums received versus the timing of payments of the related health benefits.

     Health benefits

      Expenses relating to health benefits for the three months ended September 30, 2003 increased $87.8 million, or 36.5%, to $328.2 million from $240.4 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, expenses related to health benefits increased $271.2 million, or 39.6%, to $956.1 million from $684.9 million for the nine months ended September 30, 2002. The increase in health benefit expense was primarily due to increases in membership. The health benefits ratio, as a percentage of premium revenue, for the three months ended September 30, 2003 decreased to 79.8% from 80.9% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the health benefits ratio decreased to 80.1% from 81.1% for the nine months ended September 30, 2002. The decreases in the health benefits ratio is primarily the result of continuing changes in the mix of members by product, variations in levels of seasonality and an increased focus on efficiencies in our claims payment processes.

     Selling, general and administrative expenses

      Selling, general and administrative expenses (SG&A) for the three months ended September 30, 2003 increased $12.9 million, or 38.1%, to $46.8 million from $33.9 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, SG&A expenses increased $41.6 million, or 43.2%, to $137.8 million in 2003 from $96.2 million for the nine months ended September 30, 2002. Our SG&A ratio to total revenue was 11.3% for each of the three month periods ended September 30, 2003 and 2002, and 11.5% and 11.3% for the nine months ended September 30, 2003 and 2002, respectively. The increase in the SG&A ratio for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is primarily due to increased staffing and investments in information technology to support growth, insourcing of behavioral health activities and other expenses related to our growth strategies.

     Depreciation and amortization expense

      Depreciation and amortization expense for the three months ended September 30, 2003 increased $3.0 million, or 88.2%, to $6.4 million from $3.4 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, depreciation and amortization expense increased $8.5 million, or 90.4%, to $17.9 million from $9.4 million for the nine months ended September 30, 2002. The increase in depreciation and amortization expense for the three and nine month periods ended September 30, 2003 compared to the three and nine month periods ended September 30, 2002, is primarily due to amortization expense related to the PHP and St. Augustine acquisitions and increased expenditures for property, equipment and software.

     Interest expense

      Interest expense was $0.5 million and $0.2 million for the three months ended September 30, 2003 and 2002, respectively, and $1.6 million and $0.6 million for the nine months ended September 30, 2003 and 2002, respectively. The increase primarily relates to borrowings on our then-existing revolving credit facility to partially finance the PHP acquisition. On October 21, 2003, we used a portion of the net proceeds from our October 16, 2003 public offering to repay the $30.0 million balance under our then-existing credit facility.

     Provision for income taxes

      Income tax expense for the three months ended September 30, 2003 was $12.7 million with an effective tax rate of 41.2% as compared to $8.7 million in the third quarter ended September 30, 2002 with an effective tax rate of 41.0%. Income tax expense for the nine months ended September 30, 2003 was $34.9 million with an effective tax rate of 41.2% as compared to $24.5 million with an effective tax rate of 41.0% for the nine months ended September 30, 2002.

     Net income

      Net income for the three months ended September 30, 2003, increased $5.7 million, to $18.2 million, or $0.81 per diluted share, compared to $12.5 million or $0.58 per diluted share for the third quarter of 2002. For the nine months ended September 30, 2003, net income was $49.9 million, or $2.27 per diluted share compared to $35.3 million, or $1.65 per diluted share for the nine months ended September 30, 2002.

     Liquidity and capital resources

      Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flow from operations and borrowings under our Credit Facility. As of September 30, 2003, we had cash and cash equivalents of $270.5 million, short and long-term investments of $97.9 million and restricted investments on deposit for licensure of $35.1 million. Total cash and investments as of September 30, 2003 was $403.5 million, a portion of which is restricted by state regulatory requirements, compared to $394.8 million as of September 30, 2002 and $336.5 million at December 31, 2002. Unregulated cash and investments as of September 30, 2003 was approximately $86.3 million.

      On October 16, 2003, we completed a public offering of 3,162,500 shares of common stock, including an over-allotment issuance of 412,500 shares. All the shares were sold at a price of $46.50 per share. We received proceeds from the offering of approximately $139.0 million, net of approximately $7.4 million of underwriting fees and $0.7 million of expenses. On October 21, 2003, we used $30.0 million of proceeds from the offering to repay the outstanding balance of our then-existing credit facility.

      On October 22, 2003, we entered into a $95.0 million Credit Agreement with Bank of America, N.A., Wachovia Bank, National Association, Credit Suisse First Boston and CIBC World Markets Corp. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $30.0 million. The proceeds of the Credit Agreement will be available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 2.00% and 2.50% and the applicable margin for alternate base rate borrowings is between 1.00% and 1.50%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP Corporation and its wholly owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.375% to 0.50%, depending on the leverage ratio. The Credit Agreement terminates on October 22, 2006. At September 30, 2003, we had borrowings of $30.0 million outstanding under our then-existing $75.0 million credit facility, which was repaid with a portion of the net proceeds from the public offering.

      Cash flows from operating activities were $69.6 million for the nine months ended September 30, 2003, compared to $91.4 million for the nine months ended September 30, 2002. The decrease in cash flows from operations was primarily due to timing differences of unearned revenue and decreases in the changes in claims and accounts payable for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, partially offset by an increase in net income.

      For the nine months ended September 30, 2003, cash provided by investing activities was $6.0 million compared to cash used in investing activities of $19.7 million for the nine months ended September 30, 2002. Cash provided by investing activities consists primarily of proceeds from redemption of investments and cash acquired in the acquisition of PHP partially offset by purchases of investments, property, equipment and software. We anticipate total capital expenditures in 2003, including capitalized leases for both software and property and equipment, to be approximately $20 to $22 million.

      Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of September 30, 2003, our investment portfolio, which consists primarily of fixed-income securities, has an average maturity of less than eight months, excluding direct investments in money market accounts. We utilize investment vehicles such as municipal bonds, auction-rate securities, tax-free securities, tax-advantaged securities, commercial paper, U.S. government backed agencies and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average portfolio yield as of September 30, 2003 was approximately 1.57% compared to 2.13% as of September 30, 2002.

      Cash used in financing activities was $13.1 million for the nine months ended September 30, 2003, compared to cash provided by financing activities of $0.3 million for the nine months ended September 30, 2002. Cash used in financing activities for the nine months ended September 30, 2003 consisted primarily of payments under our then-existing credit facility and capital lease obligations, partially offset by the proceeds from the exercise of stock options.

      We believe that internally generated funds, amounts available under our Credit Agreement and the net proceeds from our recent public offering will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least the next 12 months.

Regulatory Capital and Dividend Restrictions

      Our operations are conducted through our wholly owned subsidiaries, which include Health Maintenance Organizations, or HMOs, and one managed care organization, or MCO. HMOs and MCOs are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, state regulatory agencies may require individual HMOs to maintain statutory capital levels higher than the state regulations. As of November 4, 2003, we believe our subsidiaries are in compliance with all minimum statutory capital requirements.

      The National Association of Insurance Commissioners, or NAIC, has adopted rules which, to the extent that they are implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies became effective as of December 31, 1998. Illinois, Texas and the District of Columbia adopted various forms of the rules as of December 31, 1999, 2000 and 2003, respectively. Since our Maryland subsidiary is licensed in both the District of Columbia and Maryland, the highest risk-based capital requirement between the two will prevail. New Jersey and Florida have not yet adopted risk-based capital as their net worth requirements. The NAIC’s HMO rules, if adopted by these states in their proposed form, may increase the minimum capital required for our subsidiaries. These plans need to reach a statutory capital level greater than the state regulations by December 31, 2003.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      As of September 30, 2003, we had short-term investments of $5.8 million, long-term investments of $92.1 million and investments on deposit for licensure of $35.1 million. These investments consist of highly liquid investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability and intent to hold these investments to maturity, and as a result, any change in the value of these investments due to a sudden change in market interest rates that are deemed temporary would not need to be recorded in our consolidated financial statements. Declines in interest rates over time may reduce our investment income. As of September 30, 2003, a hypothetical 1% change in interest rates would result in an approximate $1.3 million change in our annual investment income

      As of September 30, 2003, we had outstanding borrowings under our then-existing credit facility of $30.0 million and capital lease debt of $11.2 million that are subject to interest rate risk. As of September 30, 2003, a hypothetical 1% change in interest rates would result in an approximate $0.4 million change in our annual interest expense.

Item 4.     Controls and Procedures

      (a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

      (b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      On July 18, 2002, Texas Children’s Hospital, or TCH, in Houston filed suit in State District Court against AMERIGROUP Texas, Inc., our Texas subsidiary, seeking to be paid full-billed charges for all services rendered to our Texas subsidiary’s Medicaid members since October 1999. Our Texas subsidiary does not have a contract with TCH to provide services to its Medicaid members. When TCH provides services to our members, it does so as a non-network provider. On January 17, 2003, the physicians of Baylor College of Medicine, or Baylor, non-network providers who provide medical services at TCH, filed suit against our Texas subsidiary seeking full-billed charges for services provided since October 1999 to our Texas Medicaid members. On July 7, 2003, TCH and Baylor added AMERIGROUP as an additional defendant to the lawsuits, alleging that we are directly liable for the obligations of our Texas subsidiary.

      Our Texas subsidiary’s contracts with the State of Texas provide a methodology for compensating non-network providers for services provided to our Medicaid members and the State of Texas has approved our Texas subsidiary’s current non-network provider payment methodology. TCH and Baylor each assert that they are not a party to the contract our Texas subsidiary has with the State of Texas and, therefore, they are not obligated to accept the payments determined in accordance with our State contract. The State approved our subsidiary’s payment methodology for the period prior to January 1, 2003 and determined that it was appropriate with respect to compensating non-network providers other than TCH and Baylor. Therefore, we believe that our payment methodology approved by the State should be equally applicable to TCH and Baylor. We believe that our methodology for calculating payments to TCH and Baylor as non-network providers is appropriate and we will vigorously defend against the claims of TCH and Baylor. If we are required to pay full-billed charges to TCH and Baylor at the conclusion of litigation and all appeals, it could have a material adverse effect on us.

      In May 2002, Capital Health Systems, or Capital, in New Jersey filed an action against our New Jersey subsidiary, in the Superior Court of New Jersey, Mercer County Law Division, seeking to be paid full-billed charges for all services rendered to our New Jersey subsidiary’s Medicaid members since January 1, 2002. Our New Jersey subsidiary has not had a contract with Capital to provide services to its Medicaid members since December 31, 2001. As a result, services provided by Capital to our members since January 1, 2002 have been provided as a non-network provider. Capital asserts that our New Jersey subsidiary agreed to pay full-billed charges upon the expiration of our contract with them on December 31, 2001. The Court ruled in favor of Capital on August 8, 2003, and determined that our New Jersey subsidiary entered into a new contract with Capital as of December 31, 2001. Although no amount of damages has been determined thus far, Capital filed a notice of motion for summary judgment on damages on September 12, 2003, seeking approximately $8.5 million.

      We disagree with the Court’s ruling and believe that we have provided payment to Capital in an appropriate manner. Once a determination of damages is made, we intend to appeal the ruling. Our payments to Capital in their role as a non-network provider were based upon our understanding of the usual and customary reimbursement practices in New Jersey. Effective July 1, 2003, New Jersey mandated that payments to non-network facilities for emergency services be limited to the State’s Medicaid fee-for-service rates. If we are required to pay full-billed charges to Capital at the conclusion of all appeals, it could have a material adverse effect on us.

      We are from time-to-time the subject matter of, or involved in, other legal proceedings including claims for reimbursement by providers. We believe that any liability or loss resulting from such matters will not have a material adverse effect on our financial position or results of operations.

Item 2.     Change in Securities and Use of Proceeds from Public Offering

      On October 16, 2003, we completed a public offering of 3,162,500 shares of common stock, including an over-allotment issuance of 412,500 shares. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3, Registration

Number 333-108531, which was declared effective by the Securities and Exchange Commission on October 9, 2003 and Registration Statement on Form S-3, Registration Number 333-109609, filed with the Securities and Exchange Commission pursuant to Rule 462(b) of the General Rules and Regulations under the Securities Act of 1933, as amended, on October 9, 2003. All 3,162,500 shares sold in the public offering were sold at a price of $46.50 per share. We received proceeds from the offering of approximately $139.0 million, net of approximately $7.4 million of underwriting fees and $0.7 million of expenses. On October 21, 2003, we used $30.0 million of proceeds from the offering to repay the outstanding balance of our then-existing credit facility. The balance of approximately $109.0 million will be used for general corporate purposes, including acquisitions of businesses, asset and technologies.

      Banc of America Securities LLC, Credit Suisse First Boston LLC, CIBC World Markets Corp. and Stephens Inc. acted as representatives of the underwriters for the public offering.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      a. Exhibits:

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-347410)).
10.6		Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc., dated July 1, 2003 (incorporated by reference to exhibit 10.6 to our Registration Statement on Form S-3 (No. 333-108831)).
10.6.	1	Amendments to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc., dated July 1, 2003 (incorporated by reference to exhibit 10.6.1 to our Registration Statement on Form S-3 (No. 333-108831)).
10.17	.3	Amended and Restated Credit Agreement, among AMERIGROUP Corporation, the Guarantors, Lenders, and Arrangers, named therein, dated October 22, 2003.
10.17	.4	Amended and Restated Security Agreement between Grantors and Bank of America, N.A. dated, October 22, 2003.
10.17	.5	Amended and Restated Pledge Agreement between AMERIGROUP Corporation and Bank of America, N.A., dated October 22, 2003.
10.17	.6	Amended and Restated Pledge Agreement (New Jersey) between AMERIGROUP Corporation and Bank of America, N.A., dated October 22, 2003.
10.35		Contract for Furnishing Health Services by a Managed Care Organization, effective August 1, 2003, by and between Illinois Department of Public Aid and AMERIGROUP Illinois, Inc. (incorporated by reference to exhibit 10.35 to our Registration Statement on Form S-3 (No. 333-108831)).
10.36		Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated July 15, 2003 and effective October 1, 2003 (Broward, Miami-Dade, Hillsborough, Orange, Palm Beach and Pinellas counties) (incorporated by reference to exhibit 10.36 to our Registration Statement on Form S-3 (No. 333-108831)).
10.37		Deed of Lease by and between VTC One LLC and AMERIGROUP Corporation, dated September 15, 2003 (incorporated by reference to exhibit 10.37 to our Registration Statement on Form S-3 (No. 333-108831)).
10.38		Deed of Lease by and between VTC Two LLC and AMERIGROUP Corporation, dated September 15, 2003 (incorporated by reference to exhibit 10.38 to our Registration Statement on Form S-3 (No. 333-108831)).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 4, 2003.
31.2		Certification of Chief Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 4, 2003.
32		Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 4, 2003.

Reports on Form 8-K

      We furnished a report on Form 8-K on August 1, 2003, announcing our earnings for the three and six months ended June 30, 2003.

      We furnished a report on Form 8-K on October 29, 2003, announcing our earnings for the three and nine months ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP CORPORATION

Date: November 4, 2003	By:	/s/ JEFFREY L. MCWATERS -------------------------------------------------------- Chairman and Chief Executive Officer

Date: November 4, 2003	By:	/s/ KATHLEEN K. TOTH -------------------------------------------------------- Senior Vice President and Chief Accounting Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-347410)).
10.6		Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc., dated July 1, 2003 (incorporated by reference to exhibit 10.6 to our Registration Statement on Form S-3 (No. 333-108831)).
10.6.	1	Amendments to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc., dated July 1, 2003 (incorporated by reference to exhibit 10.6.1 to our Registration Statement on Form S-3 (No. 333-108831)).
10.17	.3	Amended and Restated Credit Agreement, among AMERIGROUP Corporation, the Guarantors, Lenders, and Arrangers, named therein, dated October 22, 2003.
10.17	.4	Amended and Restated Security Agreement between Grantors and Bank of America, N.A. dated, October 22, 2003.
10.17	.5	Amended and Restated Pledge Agreement between AMERIGROUP Corporation and Bank of America, N.A., dated October 22, 2003.
10.17	.6	Amended and Restated Pledge Agreement (New Jersey) between AMERIGROUP Corporation and Bank of America, N.A., dated October 22, 2003.
10.35		Contract for Furnishing Health Services by a Managed Care Organization, effective August 1, 2003, by and between Illinois Department of Public Aid and AMERIGROUP Illinois, Inc. (incorporated by reference to exhibit 10.35 to our Registration Statement on Form S-3 (No. 333-108831)).
10.36		Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated July 15, 2003 and effective October 1, 2003 (Broward, Miami-Dade, Hillsborough, Orange, Palm Beach and Pinellas counties) (incorporated by reference to exhibit 10.36 to our Registration Statement on Form S-3 (No. 333-108831)).
10.37		Deed of Lease by and between VTC One LLC and AMERIGROUP Corporation, dated September 15, 2003 (incorporated by reference to exhibit 10.37 to our Registration Statement on Form S-3 (No. 333-108831)).
10.38		Deed of Lease by and between VTC Two LLC and AMERIGROUP Corporation, dated September 15, 2003 (incorporated by reference to exhibit 10.38 to our Registration Statement on Form S-3 (No. 333-108831)).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 4, 2003.
31.2		Certification of Chief Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 4, 2003.
32		Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 4, 2003.