Form 10-K
period 2003-12-31
AMERIGROUP CORP
filed 2004-03-09
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-31574

AMERIGROUP Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-1739323
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4425 Corporation Lane, Virginia Beach, Virginia (Address of principal executive offices)	23462 (Zip Code)

Registrant’s telephone number, including area code:

(757) 490-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of common stock held by non-affiliates at June 30, 2003 was $765,154,561.

     The number of shares of common stock, $0.01 par value, outstanding as of March 2, 2004, was 24,631,252.

Document Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive

Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders

PART I.

Item 1.	Business

Overview

      We are a multi-state managed health care company focused on serving people who receive health care benefits through publicly sponsored programs, including Medicaid, State Children’s Health Insurance Program, or SCHIP and FamilyCare. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our target populations because of our focus on providing managed care to these populations, our medical management programs and our community-based education and outreach programs. Unlike many managed care organizations that attempt to serve the general commercial population, as well as Medicare and Medicaid populations, we are focused exclusively on the Medicaid, SCHIP and FamilyCare populations. We do not currently offer Medicare or commercial products. In general, as compared to commercial or Medicare populations, our target population is younger, accesses health care in an inefficient manner and has a greater percentage of medical expenses related to obstetrics, diabetes, circulatory and respiratory conditions. We design our programs to address the particular needs of our members, for whom we facilitate access to health care benefits pursuant to agreements with the applicable regulatory authority. We combine medical, social and behavioral health services to help our members obtain quality health care in an efficient manner. Our success in establishing and maintaining strong relationships with state governments, providers and members has enabled us to obtain new contracts and to establish a leading market position in many of the markets we serve. Providers are hospitals, physicians and ancillary medical programs that provide medical services to our members. Members are said to be “enrolled” with our health plans to receive benefits. Accordingly, our total membership is generally referred to as our enrollment. As of December 31, 2003, we provided an array of products to approximately 857,000 members in Texas, Florida, Maryland, New Jersey, the District of Columbia and Illinois.

      We were incorporated in Delaware on December 9, 1994 as AMERICAID Community Care by a team of experienced senior managers led by Jeffrey L. McWaters, our Chairman and Chief Executive Officer. From 1994 through 1995, we were involved primarily in financial planning, recruiting and training personnel, developing products and markets and negotiating contracts with various state governments. During 1996, we began enrolling Medicaid members in our Fort Worth, New Jersey and Chicago plans, and in 1997, we obtained a contract and began enrolling members in our Houston plan. In 1999, we began operating in Maryland and the District of Columbia, and obtained a contract and began enrolling members in our Dallas plan. Our operations in Maryland and the District of Columbia are the result of acquiring contract rights from Prudential Health Care. Effective January 1, 2003, we began operations in Florida as a result of an acquisition of PHP Holdings, Inc. and its subsidiary Physicians Health Plans, Inc., or PHP. In addition, in Texas, Florida, New Jersey and the District of Columbia, we have increased membership through acquisitions of Medicaid contract rights and related assets of other health plans in these service areas.

Market Opportunity

Emergence of managed care

      Health care in the United States has grown from a $27 billion industry in 1960 to a highly regulated market of approximately $1.6 trillion in 2002, an increase of 9.3% from 2001, according to the federal government’s Centers for Medicare & Medicaid Services, or CMS.

      CMS projects total U.S. health care spending to reach $3.4 trillion in 2013, growing at an average annual rate of 7.3% during the forecasted period of 2002 through 2013. In response to the dramatic increases in health care-related costs in the late 1960s, Congress enacted the Federal Health Maintenance Organization Act of 1973, a statute designed to encourage the establishment and expansion of care and cost management. The private sector responded to this legislation by forming health maintenance organizations, or HMOs. HMOs were intended to address the needs of employers, insurers, government entities and health care providers who sought a cost-effective alternative to traditional indemnity insurance. Since the establishment of HMOs, enrollment has increased more than twelve-fold from 6.0 million in 1976 to nearly 76.1 million in 2002. Over that time, many HMOs have been formed to focus on a specific or specialty population of health care such as commercial plans for employees, Medicare, Medicaid, dental care and behavioral health care. Additionally, HMOs have been formed in a variety of sizes, from small community-based plans to multi-state organizations.

      Despite these efforts to organize care delivery, the costs associated with medical care have continued to increase. As a result, it has become increasingly important for HMOs to understand the populations they serve in order to develop an infrastructure and programs tailored to the medical and social profiles of their members.

Medicaid, SCHIP and FamilyCare Programs

      Medicaid, a state-administered program, was enacted in 1965 to make Federal matching funds available to all states for the delivery of health care benefits to eligible individuals, principally those with incomes below specified levels who meet other state-specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines. By contrast, Medicare, in which we do not currently participate, is a program administered by the federal government and is made available to the aged and disabled. Some of the differences between Medicaid and Medicare are set forth below:

Medicaid	Medicare

• state administered,	• federally operated,
• state and matching federal funds,	• federal funds only,
• average age of our members is 14,	• average age of recipients is over 70,
• 27 million people in managed care in 2003,	• 5 million people in managed care in 2003,
• prescription drug coverage, and	• prescription drug coverage begins in 2006, and
• mandatory managed care in most states.	• no mandatory managed care.

      We do not currently offer Medicare products or participate in the Medicare program. However, CMS has announced demonstration projects, which would allow HMOs to cover Medicare dual-eligible members to be reimbursed for the acute care medical cost currently funded by Medicare. The benefits for this program would be similar to the benefits provided by Medicaid for non-dual eligible members. If we decide to participate in any of the programs and are selected by CMS to participate, some of our revenue would be funded by Medicare.

      Most states determine threshold Medicaid eligibility by reference to other federal financial assistance programs, including Temporary Assistance to Needy Families, or TANF, and Supplemental Security Income, or SSI.

      TANF provides assistance to low-income families with children and was adopted to replace the Aid to Families with Dependent Children program. SSI is a federal program that provides assistance to low-income aged, blind or disabled individuals. However, states can broaden eligibility criteria.

      SCHIP, developed in 1997, is a federal/state matching program that provides health care coverage to children not otherwise covered by Medicaid or other insurance programs. SCHIP enables a segment of the large uninsured population in the United States to receive health care benefits. States have the option of administering SCHIP through their Medicaid programs. SCHIP enrollment reached 5.8 million in fiscal 2003, an approximate 9% increase over 2002 enrollment figures.

      FamilyCare programs have been established in several states including New Jersey and the District of Columbia. The New Jersey FamilyCare Health Coverage Act is a Medicaid expansion program providing health care access to an estimated 64,000 previously uninsured or underinsured New Jersey residents in fiscal 2004. New Jersey FamilyCare is a voluntary federal and state-funded health insurance program created to help uninsured families, single adults and couples without dependent children obtain affordable health care coverage. The FamilyCare program in the District of Columbia provides services to approximately 98,000 primarily low-income pregnant women, children and adults in fiscal 2004.

      Nationally, approximately 62% of Medicaid spending is directed toward hospital, physician and other acute care services, and the remaining approximately 38% is for nursing home and other long-term care. In general, inpatient and emergency room utilization tends to be higher within the Medicaid population than among the general population because of the inability to afford access to a primary care physician, or PCP, leading to the postponement of treatment until acute care is required.

      The highest health care expenses for the non-elderly and disabled Medicaid population include:

•	obstetrics,

•	respiratory illness,

•	diabetes,

•	neonatal care,

•	sickle cell disease, and

•	HIV/ AIDS.

      In fiscal year 2003, the federal government spent approximately $161 billion on Medicaid and states spent an additional approximately $121 billion. Federal government estimates indicate that total Medicaid outlays may reach approximately $311 billion for fiscal year 2004, with an additional approximately $5.2 billion spent on SCHIP programs. Key factors driving Medicaid spending include:

•	number of eligible individuals who enroll,

•	price of medical and long-term care services,

•	use of covered services,

•	state decisions regarding optional services and optional eligibility groups, and

•	effectiveness of programs to reduce costs of providing benefits, including managed care.

Medicaid Funding

      The federal government pays a share of the medical assistance expenditures under each state’s Medicaid program. That share, known as the Federal Medical Assistance Percentage, or FMAP, is determined annually by a formula that compares the state’s average per capita income level with the national average per capita income level. Thus, states with higher per capita income levels are reimbursed a smaller share of their costs than states with lower per capita income levels. The FMAP cannot be lower than 50% or higher than 83%. In 2003, the FMAPs varied from 50% in 13 states and five territories to 76.6% in Mississippi, and 57% overall. In addition, the Balanced Budget Act of 1997 permanently raised the FMAP for the District of Columbia from 50% to 70%. The states’ fiscal 2004 FMAPs for the markets in which we have contracts are:

State	FMAP

New Jersey	50.0%
Texas	60.2%
Maryland	50.0%
Illinois	50.0%
District of Columbia	70.0%
Florida	58.9%

      The federal government also matches administrative costs, generally about 50%, although higher percentages are paid for certain activities and functions, such as development of automated claims processing systems. Federal payments have no set limits (other than for SCHIP programs), but rather are made on a matching basis. In 2002, 43% of total federal funds provided to states were spent on Medicaid, the highest category of federal funds provided to states.

      State governments pay the share of Medicaid and SCHIP costs not paid by the Federal government. Some states require counties to pay part of the state’s share of Medicaid costs. In 2002, Medicaid was the second largest category of state spending, following spending on elementary and secondary education, and made up over 21% of total state spending.

      Federal law establishes general rules governing how states administer their Medicaid and SCHIP programs. Within those rules, states have considerable flexibility, including flexibility in how they set most provider prices and service utilization controls. Generally, state Medicaid budgets are developed and approved annually by the states’ governors and legislatures. Medicaid expenditures are monitored during the year against budgeted amounts. Federal law requires states to offer at least two HMOs in any urban market with mandatory HMO enrollment. If Medicaid HMO market departures result in only one or no HMOs in an urban area, the affected state must also offer the fee-for-service Medicaid program.

      Under the Health Insurance Flexibility and Accountability Demonstration Program (HIFA), states can seek waivers from specific provisions of federal Medicaid requirements to increase the number of individuals with health coverage through current Medicaid and SCHIP resource levels. Currently, eight states are involved in either approved waiver programs or pending applications. The current federal administration has emphasized providing coverage to populations with income below 200 percent of the federal poverty level.

Medicaid Managed Care

      Historically, the traditional Medicaid programs made payments directly to providers after delivery of care. Under this approach, recipients received care from disparate sources, as opposed to being cared for in a systematic way. As a result, care for routine needs was often accessed through emergency rooms or not at all.

      The delivery of episodic health care under the traditional Medicaid program limited the ability of the states to provide quality care, implement preventive measures and control health care costs. Over the past decade, in response to rising health care costs and in an effort to ensure quality health care, the federal government has expanded the ability of state Medicaid agencies to explore, and, in some cases, mandate the use of managed care for Medicaid beneficiaries. If Medicaid managed care is not mandatory, individuals entitled to Medicaid may choose either the traditional Medicaid program or a managed care plan, if available. According to information published by CMS, from 1993 to 1998 managed care enrollment among Medicaid beneficiaries increased more than three-fold. All the markets in which we operate, except Illinois, have state-mandated Medicaid managed care programs in place.

The AMERIGROUP Approach

      Unlike many managed care organizations that attempt to serve the general population, as well as Medicare and Medicaid populations, we are focused exclusively on serving people who receive health care benefits through publicly sponsored programs. We do not currently offer Medicare or commercial products. Our success in establishing and maintaining strong relationships with state governments, providers and members has enabled us to obtain new contracts and to establish a strong market position in the markets we serve. We have been able to accomplish this by addressing the various needs of these constituent groups.

State Governments

      We have been successful in bidding for contracts and implementing new products because of our ability to facilitate access to quality health care services in a cost-effective manner. Our education and outreach programs, our disease and medical management programs and our information systems benefit the communities we serve while providing the state governments with predictability of cost. Our education and outreach programs are designed to decrease the use of emergency care services as the primary access to health care through the provision of programs like member health education seminars and system-wide 24-hour on-call nurses. Our information systems are designed to measure and track our performance enabling us to demonstrate the effectiveness of our programs to the government. While we promote ourselves directly in applying for new contracts or seeking to add new benefit plans, we believe that our ability to obtain additional contracts and expand our service areas within a state results primarily from our demonstration of prior success in facilitating access to quality care, while reducing and managing costs, and our customer-focused approach to working in partnership with state governments. We believe we will also benefit from this experience when bidding for and acquiring contracts in new state markets.

Providers

      In each of the communities where we operate, we have established extensive provider networks and have been successful in continuing to establish new provider relationships. We have accomplished this by working closely with physicians to help them operate efficiently by providing financial, statistical and utilization information, physician and patient educational programs and disease and medical management programs, as well as by adhering to a prompt payment policy. In addition, as we increase our market penetration, we provide our physicians with a growing base of potential patients in the markets they serve. This network of providers and relationships assists us in implementing preventive care methods, managing costs and improving access to health care for members. We believe that our experience working and contracting with Medicaid providers will give us a competitive advantage in entering new markets. While we do not directly market to or through our providers, they are important in helping us attract new members and retain existing members.

Members

      In both signing up new members and retaining existing members, we focus on our understanding of the unique needs of the Medicaid, SCHIP and FamilyCare populations. We have developed a system that provides our members with appropriate access to care. We supplement this care with community-based education and outreach programs designed to improve the well-being of our members. These programs not only help our members control and manage their medical care, but also have been proven to decrease the incidence of emergency room care, which is traumatic for the individual and expensive and inefficient for the health care system. We also help our members access prenatal care which improves outcomes for our members and is less costly than unmanaged care. As our presence in a market matures, these programs, and other value-added services, help us build and maintain membership levels.

Communities

      We focus on the members we serve and the communities where they live. Many of our associates, including the sales force and outreach staff, are a part of the communities we serve. We are active in our members’ communities through education and outreach programs. We often provide programs in our members’ physician offices, churches and community centers. Upon entering a new market, we use these programs and other advertising to create brand awareness and loyalty in the community.

Strategy

      Our objective is to become the leading managed care organization in the United States focused on serving people who receive health care benefits through publicly sponsored programs. To achieve this objective we intend to:

      Increase our membership in existing and new markets through internal growth and acquisitions. We intend to increase our membership in existing and new markets through development and implementation of community-specific products, alliances with key providers, sales and marketing efforts and acquisitions. We facilitate access to a broad continuum of health care supported by numerous services such as neonatal intensive care and high-risk pregnancy programs. These products and services are developed and administered by us but are also designed to attract and retain our providers, who are critical to our overall success. Through strategic and selective contracting with providers, we are able to customize our provider networks to meet the unique clinical, cultural and socio-economic needs of our members. Our providers often are located in the inner-city neighborhoods where our members live, thereby providing accessibility to, and an understanding of, the needs of our members. For example, in our voluntary Chicago market, we have a sales force to recruit potential members who are currently in the traditional fee-for-service Medicaid system. The overall effect of this comprehensive approach reinforces our broad brand-name recognition as a leading managed health care company serving people who receive publicly sponsored health care benefits, while complying with state-mandated marketing guidelines.

We may also choose to increase membership by acquiring Medicaid contracts and other related assets from competitors in our existing markets. Since 1996, we have developed markets in Texas, New Jersey and Illinois and acquired additional Medicaid contracts and related assets in New Jersey, Texas, Florida, Maryland and the District of Columbia. We evaluate potential new markets using our established government relationships and our historical experience in managing Medicaid populations. Our management team is experienced in identifying markets for development of new operations, including complementary businesses, identifying and executing acquisitions and integrating these businesses into our existing operations. For example, in 2003, we began operations in Florida as a result of acquisitions of PHP and St. Augustine Medicaid, or St. Augustine, a division of AvMed, Inc., resulting in approximately 219,000 members in the Miami/ Fort Lauderdale, Orlando and Tampa markets.

      Capitalize on our experience working in partnership with state governments. We continually strive to be an industry-recognized leader in government relations and an important resource to our state government customers. For example, we have a dedicated legislative affairs team with experience at the federal, state and local levels. We are, and intend to continue to be, an active and leading participant in the formulation and development of new policies and programs for publicly sponsored health care benefits. This also enables us to competitively expand our service areas and to implement new products.

      Focus on our “medical home” concept to provide quality, cost-effective health care. We believe that the care the Medicaid population has historically received can be characterized as uncoordinated, episodic and short-term focused. In the long-term, this approach is less desirable for the patient and more expensive for the state.

      Our approach to serving the Medicaid and historically uninsured populations is based on offering a comprehensive range of medical and social services intended to improve the well-being of the member while lowering the overall cost of providing benefits. Unlike traditional Medicaid, each of our members has a primary contact, usually a PCP, to coordinate and administer the provision of care, as well as enhanced benefits, such as 24-hour on-call nurses. We refer to this coordinated approach as a “medical home”.

      Utilize population-specific disease management programs and related techniques to improve quality and reduce costs. An integral part of our medical home concept is continual quality management. To help the physician improve the quality of care and improve the health status of our members, we have developed a number of programs and procedures to address high frequency, chronic or high-cost conditions such as pregnancy, respiratory conditions, diabetes, sickle cell and congestive heart failure. Our procedures include case and disease management, pre-admission certification, concurrent review of hospital admissions, discharge planning, retrospective review of claims, outcome studies and management of inpatient, ambulatory and alternative care. These policies and programs are designed to consistently provide high quality care and cost-effective service to our members.

Products

      We have developed several products through which we offer a range of health care services. These products are also community-based and seek to address the social and economic issues faced by the populations we serve. Additionally, we seek to establish strategic relationships with prestigious medical centers, children’s hospitals and federally qualified health centers to assist in implementing our products and medical management programs within the communities we serve. Our health plans cover various services that vary by state and may include:

•	primary and specialty physician care,

•	inpatient and outpatient hospital care,

•	emergency and urgent care,

•	prenatal care,

•	laboratory and x-ray services,

•	home health and durable medical equipment,

•	behavioral health services and substance abuse,

•	long-term and nursing home care,

•	24-hour on-call nurses,

•	vision care and exam allowances,

•	dental care,

•	chiropractic care,

•	podiatry,

•	prescriptions and limited over-the-counter drugs,

•	assistance with obtaining transportation for office or health education visits,

•	memberships in the Boys and Girls Clubs, and

•	welcome calls and health status calls to coordinate care.

      Our products, which we may offer under different names in different markets, focus on specific populations within the Medicaid, FamilyCare and SCHIP programs. The average premiums for our products vary significantly due to differences in the benefits offered and underlying medical conditions in the populations covered.

      AMERICAID, our principal product, is our family-focused Medicaid managed health care product designed for the TANF population that consists primarily of low-income children and their mothers. We currently offer our AMERICAID product in all markets we serve. As of December 31, 2003, we had approximately 587,000 AMERICAID members.

      AMERIKIDS is our managed health care product for uninsured children not eligible for Medicaid. This product is designed for children in the SCHIP initiative. We began offering AMERIKIDS in Maryland and Washington, D.C. when we acquired Prudential’s contract rights and other related assets in those areas in 1999. We began offering AMERIKIDS in New Jersey and Texas in 2000 and Chicago in 2003. We began offering AMERIKIDS in Florida when we acquired PHP’s contract rights and other related assets in 2003. As of December 31, 2003, we had approximately 180,000 AMERIKIDS members.

      AMERIPLUS is our managed health care product for SSI recipients. This population consists of the low-income aged, blind and disabled. We began offering this product in 1998 and currently offer it in New Jersey, Maryland, Houston and Florida. We expect our AMERIPLUS membership to grow as more states include SSI benefits in mandatory managed care programs. As of December 31, 2003, we had approximately 74,000 AMERIPLUS members. Included in this number are approximately 540 members added through a Florida program called Summit Care. Summit Care is a pilot program by the State of Florida to help seniors live safely in their homes as an alternative to nursing home care.

      AMERIFAM is our FamilyCare managed health care product designed for uninsured segments of the population other than SCHIP eligibles. AMERIFAM’s current focus is the families of our SCHIP and Medicaid children. We offer this product in Washington, D.C. and New Jersey where the program covers parents of SCHIP and Medicaid children. As of December 31, 2003, we had approximately 16,000 AMERIFAM members.

      As of December 31, 2003, of our 857,000 members, 91% were enrolled in TANF, SCHIP and FamilyCare programs. The remaining 9% were enrolled in SSI programs. Of these SSI enrollees, approximately 7,000 were members to whom we provided limited administrative services but did not provide health benefits.

Disease and Medical Management Programs

      We provide specific disease and medical management programs designed to meet the special health care needs of our members with chronic illnesses, to manage excessive costs and to improve the overall health of our members. We currently offer disease and medical management programs in areas such as neonatal, high-risk pregnancy, asthma and other respiratory conditions, congestive heart failure, sickle cell disease, diabetes and HIV. These programs focus on preventing acute occurrences associated with chronic conditions by identifying at-risk members, monitoring their conditions and pro-actively managing their care. We also employ tools such as utilization review and pre-certification to reduce the excessive costs often associated with uncoordinated health care programs.

Marketing and Educational Programs

      An important aspect of our comprehensive approach to health care delivery is our marketing and educational programs, which we administer system-wide for our providers and members. We often provide our educational programs in members’ homes and our marketing and educational programs in churches and community centers. The programs we have developed are specifically designed to increase awareness of various diseases, conditions and methods of prevention in a manner that supports the providers, while meeting the unique needs of our members. For example, we conduct health promotion events in physicians’ offices that target respiratory conditions, immunization and other health issues. Direct provider marketing is supported by traditional marketing venues such as direct mail, telemarketing, television, radio and cooperative advertising with participating medical groups.

      We believe that we can also increase and retain membership through marketing and education initiatives. We have a dedicated staff that actively supports and educates prospective and existing members and community organizations. Through programs such as Safe Kids, and Taking Care of Baby and Me®, a prenatal program for pregnant moms and their babies, we promote a healthy lifestyle, safety and good nutrition to our members. In addition to these personal health-related programs, we remain committed to the communities we serve.

      We have developed specific strategies for building relationships with key community organizations, which help enhance community support for our products and improve service to members. We regularly participate in local events and festivals and organize community health fairs to promote healthy lifestyle practices. Equally important, our associates help support community groups by serving as board members and volunteers. In the aggregate, these activities serve to act not only as a referral channel, but also reinforce the AMERIGROUP brand and foster member loyalty.

      In several markets, we provide value-added benefits as a means to attract and retain members. These benefits include free memberships to the local Boys and Girls Clubs and vouchers for over-the-counter medications. We believe that our comprehensive approach to health care positions us well to serve our members, their providers and the communities in which they both live and work.

Community Partners

      We believe community focus and understanding are important to attracting and retaining members. To assist in establishing our community presence in a new market, we seek to establish relationships with prestigious medical centers, children’s hospitals and federally qualified health centers to offer our products and programs. For example, we have a strategic relationship with Memorial Hermann Healthcare System in Houston, granting us the right to actively market their name and logo in advertising of our Medicaid products.

Provider Network

      We facilitate access to health care services to our members through mutually non-exclusive contracts with PCPs, specialists, hospitals and ancillary providers. Either prior to or concurrently with bidding for new contracts, we establish a provider network in each of our service areas. The following table shows the total number of PCPs, specialists, hospitals and ancillary providers participating in our network as of December 31, 2003:

	Service Areas

	Texas	New Jersey	Maryland and D.C.	Illinois	Florida	Total

Primary care physicians	1,317	1,816	1,569	495	1,673	6,870
Specialists	4,322	4,560	6,626	1,083	5,306	21,897
Hospitals	63	71	47	21	96	298
Ancillary providers	667	552	342	423	882	2,866

      The PCP is a critical component in care delivery, and also in the management of costs and the attraction and retention of new members. PCPs include family and general practitioners, pediatricians, internal medicine physicians and OB/ GYNs. These physicians provide preventive and routine health care services and are responsible for making referrals to specialists, hospitals and other providers. Health care services provided directly by PCPs include the treatment of illnesses not requiring referrals, periodic physician examinations, routine immunizations, well child care and other preventive health care services.

      Specialists provide medical care to members generally upon referral by the PCPs. However, we have identified specialists that are part of the ongoing care of our members, such as allergists, oncologists and surgeons, which our members may access directly without first obtaining a PCP referral. Our contracts with both the PCPs and specialists usually are for one-to two-year periods and automatically renew for successive one-year periods subject to termination by us for cause, if necessary, based on provider conduct or other appropriate reasons. The contracts generally can be canceled by either party upon 90 to 120 days prior written notice.

      Our contracts with hospitals are usually for one-to two-year periods and automatically renew for successive one-year periods. Generally, our hospital contracts may be terminated by either party without cause with 90 to 150 days prior written notice. Pursuant to the contract, the hospital is paid for all pre-authorized medically necessary inpatient and outpatient services and all covered emergency and medical screening services provided to members. With the exception of emergency services, most inpatient hospital services require advance approval from the member’s PCP and our medical management department. We require hospitals in our network to participate in utilization review and quality assurance programs.

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

Provider Payment Methods

      Fee-for-Service. This is a reimbursement mechanism that pays providers based upon services performed. For the year ended December 31, 2003, approximately 93% of our expenses for direct health benefits were on a fee-for-service reimbursement basis, including fees paid to third-party vendors for ancillary services such as pharmacy, mental health, dental and vision benefits. The primary fee-for-service arrangements are maximum allowable fee schedule, per diem, case rates, percent of charges or any combination thereof. The following is a description of each of these mechanisms:

Maximum Allowable Fee Schedule. Providers are paid the lesser of billed charges or a specified fixed payment for a covered service. The maximum allowable fee schedule is developed using, among other indicators, the state fee-for-service Medicaid program fee schedule, Medicare fee schedules, medical costs trends and market conditions.

Per Diem and Case Rates. Hospital facility costs are typically reimbursed at negotiated per diem or case rates, which vary by level of care within the hospital setting. Lower rates are paid for lower intensity services, such as a low birth weight newborn baby who stays in the hospital a few days longer than the mother, compared to higher rates for a neonatal intensive care unit stay for a baby born with severe developmental disabilities.

Percent of Charges. We contract with providers to pay them an agreed-upon percent of their standard charges for covered services. This is typically done where hospitals are reimbursed under the state fee-for-service Medicaid program on a percent of charges basis.

      Capitation. Some of our PCPs and specialists are paid on a fixed-fee per member basis, also known as capitation. Our arrangements with ancillary providers for vision, dental, home health, laboratory, durable medical equipment, mental health and chemical dependency services may also be capitated.

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

Our Health Plans

      We have five active health plan subsidiaries offering health care services in Texas, Florida, Maryland, New Jersey, the District of Columbia and Illinois. We expect our relationship with these jurisdictions to continue. Each of our health plans have one or more contracts that expire at various times, as set forth below:

Market	Product	Term End Date

Texas	TANF, SSI, SCHIP	August 31, 2004
Florida	TANF, SSI, SCHIP	June 30, 2004(a)
Florida	SCHIP	September 30, 2004(b) and 2005
Florida	SSI (Summit Care)	June 30, 2005(c)
New Jersey	TANF, SSI, SCHIP, FamilyCare	June 30, 2004
Maryland(d)	TANF, SSI, SCHIP	—
District of Columbia	TANF, SCHIP, FamilyCare	July 31, 2004
Illinois	TANF, SCHIP	July 31, 2004

(a)	This contract can be terminated by either party upon 30 days notice.

(b)	This contract covers approximately 13,000 members in two counties.

(c)	This contract can be terminated by either party upon 60 days notice.

(d)	Our Maryland contract does not have a set term.

Texas

      Our Texas subsidiary, AMERIGROUP Texas, Inc., is licensed as an HMO and became operational in September 1996. Our current service areas include the cities of Fort Worth, Dallas and Houston and the surrounding counties. As of December 31, 2003, we had approximately 343,000 members in Texas, consisting of approximately 144,000 members in Houston, approximately 93,000 members in Dallas and approximately 106,000 members in Fort Worth. Based on information available to us, we believe we have the largest Medicaid membership in each of our Fort Worth and Houston markets and the second largest Medicaid membership in our Dallas market. We offer AMERICAID in each of our Texas markets and AMERIPLUS in Houston. The Texas Health and Human Services Commission has selected AMERIGROUP Texas, Inc. to begin serving Medicaid recipients, effective May 1, 2004, in the Travis service area. Our TANF contract in Fort Worth, our TANF and SCHIP contracts in Dallas and our TANF, SCHIP and SSI contracts in Houston are set to expire on August 31, 2004; however, we expect the contracts to be extended through calendar year 2004. We plan to participate in a re-procurement process of all product contracts and all service areas in 2004 for an early 2005 effective date.

Florida

      Our Florida subsidiary, AMERIGROUP Florida, Inc., is licensed as an HMO and became operational in January 2003 with the acquisition of PHP. In July 2003, we acquired the Medicaid contract rights and related assets of St. Augustine. Our current service areas include the metropolitan areas of Miami/ Fort Lauderdale, Orlando and Tampa that include 13 counties in Florida. We did not have any membership for December 2002. As of December 31, 2003, we had approximately 221,000 members, consisting of approximately 47,000 members in Miami/ Fort Lauderdale, 42,000 members in Orlando and 132,000 members in Tampa. Based on information available to us, we believe we have the largest Medicaid membership in the Orlando and Tampa markets and the fourth largest Medicaid membership in our Miami/ Fort Lauderdale market. Our TANF, SSI and SCHIP contracts expire June 30, 2004 and can be terminated by either party upon 30 days notice. A new TANF contract will be issued for a July 1, 2004 effective date covering a two year span (through June 30, 2006). Our Summit Care contract expires June 30, 2005 and can be terminated by either party upon 60 days notice. As a result of a successful Florida SCHIP re-bid in 2003, individual county contracts were consolidated into one contract covering six counties effective through September 30, 2005. An additional two-county SCHIP contract will be re-bid this year for a two-year term effective October 1, 2004.

New Jersey

      Our New Jersey subsidiary, AMERIGROUP New Jersey, Inc., is licensed as an HMO and became operational in February 1996. Our current service areas include 20 of the 21 counties in New Jersey. As of December 31, 2003, we had approximately 99,000 members in New Jersey. Based on information available to us, we believe we have the third largest Medicaid membership in New Jersey. We offer AMERICAID, AMERIPLUS, AMERIKIDS and AMERIFAM in New Jersey. Our contract with the State of New Jersey expires on June 30, 2004 but will be extended by contract amendment for an additional year.

Maryland

      Our Maryland subsidiary, AMERIGROUP Maryland, Inc., a Managed Care Organization, is authorized to operate as a managed care organization in Maryland and became operational in June 1999. Our current service areas include 20 of the 24 counties in Maryland. As of December 31, 2003, we had approximately 124,000 members in Maryland. Based on information available to us, we believe we have the largest Medicaid membership in Maryland. We offer AMERICAID, AMERIPLUS and AMERIKIDS in Maryland. Our contract with the State of Maryland does not have a set term. We can terminate our contract with Maryland by notifying the State by October 1st of any given year for an effective termination date of January 1st of the following year. The State may waive this timeframe if the circumstances warrant, including but not limited to reduction in rates outside the normal rate setting process or an MCO exit from the program.

District of Columbia

      AMERIGROUP Maryland, Inc., a Managed Care Organization, is also licensed as an HMO in the District of Columbia and became operational there in August 1999. As of December 31, 2003, we had approximately 38,000 members in the District of Columbia. Based on information available to us, we believe we have the largest Medicaid membership in the District of Columbia. We offer AMERICAID, AMERIKIDS and AMERIFAM in the District of Columbia. Our contract with the District of Columbia extends through July 31, 2004, with the District’s option to continue contract extensions for additional one year terms through July 31, 2007.

Illinois

      Our Illinois subsidiary, AMERIGROUP Illinois, Inc., is licensed as an HMO and became operational in April 1996. Our current service area includes the counties of Cook and DuPage in the Chicago area. In Chicago, enrollment in a Medicaid managed care plan is voluntary. As of December 31, 2003, we had approximately 32,000 members in Chicago. Based on information available to us, we believe we have the second largest Medicaid health plan membership in Cook County. We offer AMERICAID and AMERIKIDS in the Chicago area. Our contract with the State of Illinois, which can be terminated by either party with 90 days written notice, extends through July 31, 2004, and includes an automatic renewal provision for two consecutive one-year terms, thereby extending the contract through July 31, 2006.

Quality Management

      We have a comprehensive quality management plan designed to improve access to cost-effective quality care. We have developed policies and procedures to ensure that the health care services arranged by our health plans meet the professional standards of care established by the industry and the medical community. These procedures include:

•	Analysis of health care utilization data. To avoid duplication of services or medications, in conjunction with the PCPs, health care utilization data is analyzed and, through comparative provider data and periodic meetings with physicians, we identify areas in which a physician’s utilization rate differs significantly from the rates of other physicians. On the basis of this analysis, we suggest opportunities for improvement and follow-up with the PCP to monitor utilization.

•	Medical care satisfaction studies. We evaluate the quality and appropriateness of care provided to our health plan members by reviewing health care utilization data and responses to member and physician questionnaires and grievances.

•	Clinical care oversight. Each of our health plans has a medical advisory committee comprised of physician representatives and chaired by the plan’s medical director. This committee reviews credentialing, approves clinical protocols and practice guidelines and evaluates new physician group candidates. Based on regular reviews, the medical directors who head these committees develop recommendations for improvements in the delivery of medical care.

•	Quality improvement plan. A quality improvement plan is implemented in each of our health plans and is governed by a quality management committee. The quality management committee is comprised of senior management at our health plans, who review and evaluate the quality of our health services and are responsible for the development of quality improvement plans spanning both clinical quality and customer service quality. These plans are developed from provider and membership feedback, satisfaction surveys and results of action plans. Our corporate quality improvement council oversees and meets regularly with our health plan quality management committees to help ensure that we have a coordinated, quality-focused approach relating to our members, providers and state governments.

Management Information Systems

      The ability to access data and translate it into meaningful information is essential to our being able to operate across a multi-state service area in a cost-effective manner. Our centralized computer-based information systems support our core processing functions under a set of integrated databases. This integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans. We use these systems for billing, claims processing, utilization management, marketing and sales tracking, financial and management accounting, medical cost trending, reporting, planning and analysis. The systems also support our internal member and provider service functions, including on-line access to member eligibility verification, PCP membership roster and claims status.

      We estimate that our current claims payment system could be at full capacity within the next 12 months. Accordingly, in November 2003, we signed a software licensing agreement with The Trizetto Group, Inc. for their Facets Extended EnterpriseTM administrative system (Facets). We currently expect that Facets will meet our software needs for an estimated ten years and will support our long-term growth strategies.

Competition

      Our principal competitors for state contracts, members and providers consist of the following types of organizations:

•	Primary Care Case Management Programs, or PCCMs — Programs established by the states through contracts with PCPs to provide primary care services to the Medicaid recipient, as well as provide limited oversight over other services.

•	Commercial HMOs — National and regional commercial managed care organizations that have Medicaid and Medicare members in addition to members in private commercial plans.

•	Medicaid HMOs — Managed care organizations that focus solely on serving people who receive health care benefits through Medicaid.

      We will continue to face varying levels of competition as we expand in our existing service areas or enter new markets. In Illinois, where enrollment in a managed care plan is voluntary, we also compete for members with the traditional means for accessing care, including hospitals and other health care providers. Health care reform proposals may cause a number of commercial managed care organizations already in our service areas to decide to enter or exit the Medicaid market. However, the licensing requirements and bidding and contracting procedures in some states present barriers to entry into the Medicaid managed health care industry.

      We compete with other managed care organizations to obtain state contracts, as well as to attract new members and to retain existing members. States generally use either a formal proposal process reviewing many bidders, or award individual contracts to qualified applicants that apply for entry to the program. In order to be awarded a state contract, state governments consider many factors, which include providing quality care, satisfying financial requirements, demonstrating an ability to deliver services, and establishing networks and infrastructure. People who wish to enroll in a managed health care plan or to change health care plans typically choose a plan based on the service offered, ease of access to services, a specific provider being part of the network and the availability of supplemental benefits.

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

Regulation

      Our health care operations are regulated at both state and federal levels. Government regulation of the provision of health care products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules may also occur periodically.

HMOs and MCOs

      Our five health plan subsidiaries are authorized to operate as an HMO in each of Texas, Florida, New Jersey, the District of Columbia and Illinois, and a MCO in Maryland. In each of the jurisdictions in which we operate, we are regulated by the relevant health, insurance and/or human services departments that oversee the activities of HMOs and MCOs providing or arranging to provide services to Medicaid enrollees.

      The process for obtaining the authorization to operate as an HMO or MCO is lengthy and complicated, and requires demonstration to the regulators of the adequacy of the health plan’s organizational structure, financial resources, utilization review, quality assurance programs and complaint procedures. Both under state HMO and MCO statutes and state insurance laws, our health plan subsidiaries must comply with minimum net worth requirements and other financial requirements, such as minimum capital, deposit and reserve requirements. Insurance regulations may also require the prior state approval of acquisitions of other managed care organizations’ businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Each of our subsidiaries is also subject to periodic reporting requirements. In addition, each health plan must meet numerous criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

Medicaid

      Medicaid was established under the U.S. Social Security Act of 1965. It is a joint federal-state program in which each state:

•	establishes its own eligibility standards,

•	determines the type, amount, duration and scope of services,

•	sets the rate of payment for services, and

•	administers its own program.

      Medicaid policies for eligibility, services, rates and payment are complex, and vary considerably among states, and the state policies may change from time-to-time.

      States are also permitted by the federal government to seek waivers from requirements of the Social Security Act. The waivers most relevant to us are the Section 1915(b) freedom of choice waivers that enable:

•	mandating Medicaid enrollment into managed care,

•	utilizing a central broker for enrollment into plans,

•	using cost savings to provide additional services, and

•	limiting the number of providers for additional services.

      Waivers are approved for two-year periods and can be renewed on an ongoing basis if the state applies. A 1915(b) waiver cannot negatively impact beneficiary access or quality of care and must be cost-effective. Managed care initiatives may be state-wide and required for all classes of Medicaid eligible recipients, or may be limited to service areas and classes of recipients. All jurisdictions in which we operate, except Illinois, have some sort of mandatory Medicaid program. However, under the waivers pursuant to which the mandatory programs have been implemented, there must be at least two managed care plans operating from which Medicaid eligible recipients may choose.

      Many states, including Maryland, operate under a Section 1115 demonstration rather than a 1915(b) waiver. This is a more expansive form of waiver that enables the state to have a Medicaid program that is broader than typically permitted under the Social Security Act. For example, Maryland’s 1115 waiver allows it to include more individuals in its managed care program than typically allowed under Medicaid.

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

      A health plan’s compliance with these requirements is subject to monitoring by the state regulator and by CMS. A health plan is subject to periodic comprehensive quality assurance evaluation by a third-party reviewing organization and generally by the insurance department of the jurisdiction that licenses the health plan. A health plan must also submit quarterly and annual statutory financial statements and utilization reports, as well as many other reports.

Federal Regulation

HIPAA

      In accordance with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, health plans are required to comply with new regulations relating to standards for electronic transactions and code sets, privacy of health information, security of health care information, national provider identifiers, and national employer identifiers.

      In August 2000, the Department of Health and Human Services, or HHS, issued new standards for submitting electronic claims and other administrative health care transactions. These regulations are codified at 42 C.F.R. Part 162. Health care organizations that filed a written compliance plan by October 2002 were required to comply with the new standards as of October 16, 2003. The regulation’s requirements apply when a transaction is transmitted using “electronic media.” Health plans are required to have the capacity to accept and send all covered transactions in a standardized electronic format. In anticipation that the industry as a whole would not be prepared to achieve compliance with the regulatory requirements by October 16, 2003, and in furtherance of our best efforts to achieve compliance by the earliest possible date, we developed a contingency plan to achieve compliance in coordination with efforts undertaken by the state Medicaid agencies, our contracted clearinghouses and our providers.

      On July 24, 2003, CMS publicly released a document outlining its guidance on compliance with transactions and code sets after October 16, 2003. In the guidance, CMS stated that it will focus on obtaining voluntary compliance by using a complaint-driven process. If CMS received a complaint, CMS will evaluate the entity’s “good faith efforts” to comply with the standards. CMS has stated that it will not impose penalties on covered entities that deploy contingencies (in order to ensure the smooth flow of payments) if they have made reasonable and diligent efforts to become compliant and, in the case of health plans, to facilitate the compliance of their trading partners. In determining whether a good faith effort has been made, CMS will place a strong emphasis on sustained and demonstrable progress.

      On April 14, 2003, health plans and providers were required to be in compliance with HHS privacy regulations. The regulations are designed to protect member information, medical records and other personal health information kept and used by health care providers, hospitals, health plans and health insurers, and health care clearinghouses. We have implemented the programs and systems that were required for compliance with the new privacy regulations by the required deadline. To verify our compliance, we were audited by Utilization Review Accreditation Commission and obtained full accreditation for compliance with their privacy standards.

      On February 20, 2003, HHS published its final security regulations. The security rule applies only to protected health information in electronic form, and is specifically concerned with security information systems.

While we fully expect to be compliant with the security rule by the April 2005 compliance date, we have not yet determined the specific acts, costs or risks involved in achieving such timely compliance.

      AMERIGROUP had expenses of approximately $2.6 million and $2.5 million on HIPAA compliance in 2003 and 2002, respectively. Additional costs may be incurred in 2004 in complying with the transaction standards and with the security regulations. We are in the process of interpreting the security regulations and cannot estimate the cost of compliance at this time. Further, compliance with these regulations requires changes to many of the procedures we previously used to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations.

New Medicaid Managed Care Regulations

      On January 19, 2001, HHS issued new Medicaid managed care regulations to implement certain provisions of the Balanced Budget Act of 1997, or BBA. These provisions permit states to require certain Medicaid beneficiaries to enroll in managed care programs, give states more flexibility to develop their managed care programs and provide certain new protections for Medicaid beneficiaries. States had until August 13, 2003 to bring their Medicaid managed care programs into compliance with the requirements of the rule.

      The rule implements BBA provisions intended to (i) give states the flexibility to enroll certain Medicaid recipients in managed care plans without a federal waiver if the state provides the recipients with a choice of managed care plans; (ii) establish protections for members in areas such as quality assurance, grievance rights and coverage of emergency services; and (iii) eliminate certain requirements viewed by the states as impediments to the growth of managed care programs, such as the enrollment composition requirement, the right to disenroll without cause at any time, and the prohibition against enrollee cost sharing. The rule also establishes strict requirements intended to ensure that state Medicaid managed care capitation rates are actuarially sound.

      According to HHS, this requirement eliminates the generally outdated regulatory ceiling on what states may pay managed care plans, a particularly important provision as more state Medicaid programs include people with chronic illnesses and disabilities in managed care.

      Although some of the states in which we operate have already implemented requirements similar to those provided for in the rule, the manner in which the rule is implemented in each of the states could increase our health care costs and administrative expenses, reduce our reimbursement rates, and otherwise adversely affect our business, results of operations, and financial condition.

Medicaid Reform

      As part of the current Administration’s 2004 Budget submission to Congress in January 2003, HHS announced principles for Medicaid reform. HHS’s proposal would have established two capped allotments for the states combining both Medicaid and SCHIP funds, one for acute care and one for long term care. Under this proposal, all mandatory populations and benefits would continue to be covered as required under current law. States, however, would be given flexibility for optional populations and benefits. The proposal would be revenue-neutral over a ten-year period, although states would receive an additional $13.0 billion over the first seven years, with corresponding funding reductions in years eight through ten.

      The proposal was meant to provide increased flexibility to the states in managing their Medicaid and SCHIP programs, in particular in the design of benefit packages for optional populations. Governors working in concert with HHS were unable to reach agreement on these principles and the proposal has been currently set aside. In the President’s Budget that was released on February 2, 2004, the Administration did not include the Medicaid reform proposal that it had submitted the previous year due to the concerns of the governors. Rather, the Administration stated in the budget document it would work individually with states and continue to look for new and innovative ways to address the challenges facing Medicaid. The budget document states that the Administration hopes in the future it will be able to pass legislation similar to its proposal from last year. It is uncertain whether this proposal from last year, or a variation thereof, will be enacted sometime in the future.

Patients’ Rights Legislation

      The United States Congress has considered several versions of patients’ rights legislation in previous sessions. Though no bill has been introduced in the 108th Congress, it is likely to remain an issue. Legislation could expand our potential exposure to lawsuits and increase our regulatory compliance costs. Depending on the final form of any patients’ rights legislation, such legislation could, among other things, expose us to liability for economic and punitive damages for making determinations that deny benefits or delay beneficiaries’ receipt of benefits as a result of our medical necessity or other coverage determinations. There are significant differences between the Senate, House of Representatives and the current Administration’s positions, which could again delay any final bill. We cannot predict whether patients’ rights legislation will be enacted into law or, if enacted, what final form such legislation might take.

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

Customers

      As of December 31, 2003, we served members who received health care benefits through our 13 contracts with the regulatory entities in the jurisdictions in which we operate. Five of these contracts, which are with the States of Texas, Florida, Maryland and New Jersey, individually accounted for 10% or more of our revenues for the year ended December 31, 2003, with the largest of these contracts representing approximately 20% of our revenues.

Employees

      As of December 31, 2003, we had approximately 2,100 employees. Our employees are not represented by a union. We believe our relationships with our employees are good.

Available Information

      We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the United States Securities and Exchange Commission, or SEC. We make available free of charge on or through our website at www.amerigroupcorp.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Further, we will provide, without charge upon written request, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Requests for copies should be addressed to Investor Relations, AMERIGROUP Corporation, 4425 Corporation Lane, Virginia Beach, VA 23462.

Item 2.	Properties

      We do not own any real property. We lease office space in Virginia Beach, Virginia, where our headquarters, call, claims and data centers are located. We also lease real property in each of the health plan locations. We are obligated by various insurance and Medicaid regulatory authorities to have offices in the service areas where we provide Medicaid benefits.

      The lease for our Virginia Beach call and data centers facility terminates in September 2004. We entered into a 15-year lease, dated as of September 15, 2003, for a new 106,000 square-foot building in Virginia Beach,

Virginia, construction for which is scheduled to be completed in September 2004. At this facility we will locate our Virginia Beach call center, our primary data center and other support functions.

Item 3.	Legal Proceedings

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

      On July 21, 2003, we filed a motion with the Court to abate the suit and have the issues resolved through an administrative procedure by the Texas Health and Human Services Commission, or HHSC, which we believe has exclusive jurisdiction to resolve out-of-network provider complaints concerning reimbursements by Medicaid managed care organizations.

      On November 10, 2003, the Court granted our Motion to Abate the claims of TCH and Baylor and further ordered that there be no further discovery or other action by the parties on these claims until TCH and Baylor have completed the administrative process with HHSC. To our knowledge TCH has not initiated an administrative complaint in accordance with the court’s order. However, in March 2004 we received notice from HHSC that it had commenced a review of certain claims payment issues raised by TCH in early 2002, which are part of the subject matter of the lawsuit.

      TCH and Baylor requested an early review of the Court’s decision by the Court of Appeals in a Writ of Mandamus action. The Court has not rendered a decision in this mandamus action.

      In May 2002, Capital Health Systems, or Capital, in New Jersey filed an action against our New Jersey subsidiary, in the Superior Court of New Jersey, Mercer County Law Division, seeking to be paid full-billed charges for all services rendered to our New Jersey subsidiary’s Medicaid members since January 1, 2002. Our New Jersey subsidiary has not had a contract with Capital to provide services to its Medicaid members since December 31, 2001. As a result, services provided by Capital to our members since January 1, 2002 have been provided as a non-network provider. Capital asserts that our New Jersey subsidiary agreed to pay full-billed charges upon the expiration of our contract with them on December 31, 2001. The Court ruled in favor of Capital on August 8, 2003, and determined that our New Jersey subsidiary entered into a new contract with Capital as of December 31, 2001. Capital filed a notice of motion for summary judgment on damages on September 12, 2003, seeking approximately $8.5 million. Capital’s motion was denied on December 5, 2003. We have petitioned the Appeals Court for leave to file an interlocutory appeal of the Court’s summary judgment on the issue of liability. The petition is currently pending before the appellate division. On February 20, 2004, the court adjourned the March 1, 2004 trial on the issue of damages.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Company

      Our executive officers, their ages and positions as of February 29, 2004, are as follows:

Name	Age	Position

Jeffrey L. McWaters	47	Chairman of the Board of Directors and Chief Executive Officer
James G. Carlson	51	President, Chief Operating Officer
Lorenzo Childress, Jr., M.D.	57	Executive Vice President, Chief Medical Officer
Stanley F. Baldwin	55	Executive Vice President, General Counsel and Secretary
James E. Hargroves	61	Executive Vice President, Corporate Development
Catherine S. Callahan	46	Executive Vice President, Administrative Services
Nancy L. Grden	52	Executive Vice President, Planning and Development
Leon A. Root, Jr.	50	Executive Vice President, Chief Information Officer
Kathleen K. Toth	42	Executive Vice President, Chief Accounting Officer
John E. Littel	39	Senior Vice President, Government Relations
Sherri E. Lee	52	Senior Vice President, Treasurer
Richard C. Zoretic	45	Senior Vice President, Chief Marketing Officer

      Jeffrey L. McWaters has been our Chairman of the Board of Directors and Chief Executive Officer since he founded our company in December 1994. From 1991 to 1994, Mr. McWaters served as President and Chief Executive Officer of Options Mental Health, a national managed behavioral health care company and prior to that, in various senior operating positions with EQUICOR-Equitable HCA Corporation and CIGNA HealthCare. Mr. McWaters is Vice Rector of the Board of Visitors of the College of William and Mary, a director of the American Association of Health Plans and a member of the New York Stock Exchange Listed Companies Advisory Board.

      James G. Carlson joined us as our President and Chief Operating Officer in April 2003. Prior to joining us, Mr. Carlson co-founded Workscape, Inc. in 1999, a privately held provider of benefits and workforce management solutions, for which he also served as Chief Executive Officer and a Director. From 1995 to 1998, Mr. Carlson served as Executive Vice President of UnitedHealth Group and President of the UnitedHealthcare business unit, which served more than 10 million members in HMO and PPO plans nationwide.

      Lorenzo Childress, Jr., M.D. has served as our Chief Medical Officer since 1995. From 1992 to 1995, Dr. Childress was the Chief Operating Officer and Medical Director of Metro Medical Group, an indirect wholly owned subsidiary of the Henry Ford Health System.

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

      Catherine S. Callahan joined us in 1999 and serves as our head of Associate Services. From 1991 to 1999, Ms. Callahan was Chief Administrative Officer of FHC Health System.

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

      Leon A. Root, Jr. joined us in May 2002 as a Senior Vice President and has served as our Chief Information Officer since June 2003. From 2001 to 2002, Mr. Root served as Senior Vice President and Chief Information Officer at Medunite, Inc., a private e-commerce company. From 1998 to 2001, Mr. Root served as Senior Vice President of McKessonHBOC Business System Division.

      Kathleen K. Toth joined us in 1995 and serves as our Chief Accounting Officer. Prior to joining us, Ms. Toth was the Vice President of Service Operations at Options Mental Health from 1992 to 1995. Ms. Toth also worked for CIGNA Healthplan of Texas, Inc. as Director of Financial Services and for EQUICOR Health Plan of Florida as Controller from 1987 to 1992. Ms. Toth is a certified public accountant.

      John E. Littel joined us in 2001 as head of Government Relations. Mr. Littel has served in a variety of positions in federal and state governments, including as Deputy Secretary of Health and Human Resources for the Commonwealth of Virginia, where he was responsible for the state’s welfare reform and health care initiatives. Mr. Littel is a member of the Bar of Pennsylvania.

      Sherri E. Lee joined us in 1998 as our Chief Financial Officer and Treasurer. In 2001, Ms. Lee resigned her position as Chief Financial Officer, but continues to serve as Treasurer. Ms. Lee served as Executive Vice President — Finance of Pharmacy Corporation of America and prior to that, as Senior Vice President and Controller for Beverly Enterprises, Inc. Ms. Lee is a certified public accountant.

      Richard C. Zoretic was named as our Chief Marketing Officer on September 23, 2003. Before joining us, Mr. Zoretic served as Senior Vice President of network operations and distribution at CIGNA Dental Health since February 2003. From November 2001 to February 2003, Mr. Zoretic worked as a senior manager for Deloitte Consulting’s global management consulting practice, specializing in the health plan segment. From March 2000 to October 2001, Mr. Zoretic was an Executive Vice President and General Manager of Workscape, Inc., a privately held provider of benefits and workforce management solutions. From October 1995 to March 2000, Mr. Zoretic served in a variety of leadership positions at United Healthcare Group, including President of United Healthcare’s Middle Market Business segment and Regional Operating President of United Healthcare’s Mid-Atlantic operations, including its Maryland plan, for which he also served as Chief Executive Officer.

PART II.

Item 5.	Market for Our Common Equity and Related Stockholder Matters

      Our common stock has been listed on the New York Stock Exchange under the symbol “AGP” since January 3, 2003. From November 6, 2001 until January 2, 2003, our common stock was quoted on the NASDAQ National Market. Prior to November 6, 2001, there was no public market for our common stock.

      The following table sets forth, for the periods indicated, the range of high and low sales price for our common stock for the periods indicated.

2002	High	Low

First Quarter	$30.19	$20.65
Second Quarter	35.49	20.25
Third Quarter	34.29	21.72
Fourth Quarter	35.38	25.90

2003

First Quarter	33.76	24.00
Second Quarter	38.60	27.26
Third Quarter	45.71	36.70
Fourth Quarter	47.64	39.60
December 31, 2003 Closing Sales Price	$42.65

      On March 2, 2004, the last reported sales price of the Common Stock was $42.72 per share as reported on the New York Stock Exchange. As of March 2, 2004, we had 42 shareholders of record.

      We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operation of our business. Also, as long as our credit facility is outstanding, we are not able to pay dividends to our stockholders without the consent of our lenders. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

      In addition, our ability to pay dividends is dependent on cash dividends from our subsidiaries. State insurance and Medicaid regulations limit the ability of our subsidiaries to pay dividends to us.

Use of Proceeds from Public Offering

      On October 16, 2003, we completed a public offering of 3,162,500 shares of common stock, including an over-allotment issuance of 412,500 shares. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3, Registration Number 333-108831, which was declared effective by the Securities and Exchange Commission on October 9, 2003, and a Registration Statement on Form S-3, Registration Number 333-109609, filed with the Securities and Exchange Commission pursuant to Rule 462(b) of the General Rules and Regulations under the Securities Act of 1933, as amended, on October 9, 2003. All 3,162,500 shares sold in the public offering were sold at a price of $46.50 per share for an aggregate offering price of $147.1 million. We received proceeds from the offering of approximately $138.8 million, net of approximately $7.4 million of underwriting fees and $0.9 million of expenses. On October 21, 2003, we used $30.0 million of proceeds from the offering to repay the outstanding balance of our then-existing credit facility. The balance of approximately $108.8 million will be used for general corporate purposes, including acquisitions of businesses, asset and technologies.

      Banc of America Securities LLC and Credit Suisse First Boston LLC acted as joint book-running managers of the offering. CIBC World Markets Corp. and Stephens Inc. acted as representatives of the underwriters.

Forward-looking Statements

      This Annual Report on Form 10-K, and other information we provide from time-to-time, contains certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected future financial position, membership, results of operations or cash flows, our continued performance improvements, our ability to service our debt obligations and refinance our debt obligations, our ability to finance growth opportunities, our ability to respond to changes in government regulations and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans,” and other similar expressions are forward-looking statements.

      Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	national, state and local economic conditions, including their effect on the rate increase process, timing of payments, as well as their effect on the availability and cost of labor, utilities and materials,

•	the effect of government regulations and changes in regulations governing the health care industry, including our compliance with such regulations and their effect on certain of our unit cost and our ability to manage our medical costs,

•	changes in Medicaid payment levels and methodologies and the application of such methodologies by the government,

•	liabilities and other claims asserted against the company,

•	our ability to attract and retain qualified personnel,

•	our ability to maintain compliance with all minimum capital requirements,

•	the availability and terms of capital to fund acquisitions and capital improvements,

•	the competitive environment in which we operate,

•	our ability to maintain and increase membership levels, and

•	demographic changes.

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

      The following selected consolidated financial data should be read in connection with the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Selected financial data as of and for each of the years in the five-year period ended December 31, 2003 are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants.

	Year ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Income Statement Data:
Revenues:
Premium	$1,615,508	$1,152,636	$880,510	$646,408	$392,296
Investment income	6,726	8,026	10,664	13,107	6,404

Total revenues	1,622,234	1,160,662	891,174	659,515	398,700

Expenses:
Health benefits	1,295,900	933,591	709,034	523,566	334,192
Selling, general and administrative	186,856	133,409	109,822	85,114	52,846
Depreciation and amortization	23,650	13,149	9,348	6,275	3,635
Interest	1,913	791	763	781	811

Total expenses	1,508,319	1,080,940	828,967	615,736	391,484

Income before income taxes	113,915	79,722	62,207	43,779	7,216
Income tax (expense) benefit	(46,591)	(32,686)	(26,127)	(17,687)	4,100

Net income	67,324	47,036	36,080	26,092	11,316
Accretion of redeemable preferred stock dividends	—	—	(6,228)	(7,284)	(7,284)

Net income attributable to common stockholders	$67,324	$47,036	$29,852	$18,808	$4,032

Basic net income per share	$3.11	$2.33	$8.08	$23.62	$7.11

Weighted average number of shares outstanding	21,622,704	20,177,728	3,694,844	796,409	567,146

Diluted net income per share	$2.95	$2.19	$2.08	$1.55	$0.66

Weighted average number of shares and dilutive potential common shares outstanding	22,801,650	21,469,422	16,649,721	15,818,175	14,695,324

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents and short and long-term investments	$535,103	$306,935	$301,837	$189,325	$166,218
Total assets	826,021	578,484	406,942	268,126	222,321
Long-term debt (including current portion and capital leases)	10,518	59,443	4,188	6,594	8,010
Total liabilities	364,307	339,103	223,426	185,191	166,426
Redeemable preferred stock	—	—	—	78,190	70,906
Stockholders’ equity (deficit)	461,714	239,381	183,516	4,745	(15,011)

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

      We are a multi-state managed health care company focused on serving people who receive health care benefits through publicly sponsored programs, including Medicaid, SCHIP and FamilyCare. We were founded in December 1994 with the objective to become the leading managed care organization in the United States focused on serving people who receive these types of benefits. Calendar year 2003 was our second full-year as a public company and our first year trading on the New York Stock Exchange.

      In 2003 we increased our total revenues by 39.8% over 2002. Our 2003 revenue growth came from a number of factors including:

•	External growth through acquisitions:

•	Effective January 1, 2003, we acquired the outstanding stock of PHP Holdings, Inc. and its subsidiary, Physicians Healthcare Plans, Inc. (together, PHP). With the acquisition of PHP, we began providing our products to approximately 193,000 additional members located in three Florida markets: Tampa, Orlando and Fort Lauderdale/ Miami.

•	Effective July 1, 2003, we acquired the Medicaid contract rights and related assets of St. Augustine which operates in nine counties in the Miami/ Fort Lauderdale, Orlando and Tampa markets and served approximately 26,000 members.

•	Obtaining rate increases from the states in which we operate — In a difficult state budgetary environment, we leveraged our partnerships with our states and received rate increases.

•	Successfully integrating members we received from a competitor exiting a market — During the third quarter of 2003, we successfully integrated approximately 28,000 members in Texas which came to us from a competitor exiting that market.

•	Implementing new product or program expansions:

•	We expanded into two new counties in Florida.

•	We successfully insourced our behavioral health benefits servicing approximately 463,000 members in four states and the District of Columbia. We believe this strategy optimizes member health status, and reinforces our mission to coordinate our members physical and behavioral health and positions us well for future growth in existing states.

•	Expanding in existing service areas — Our 2003 same-store premium revenues increased 11.5% over 2002.

      Recent developments:

•	The State of Florida oversubscribed its SCHIP or Florida Healthy Kids program and thus faced a state funding shortfall. The initial response from the State was to create a temporary waiting list. Florida recently announced a plan to possibly fund up to 90,000 additional SCHIP members.

•	The State of Texas has announced its intent to award AMERIGROUP a contract for the Travis Service Area, which includes Austin and 7 additional counties, bringing the number of counties that we serve in the State to 27. We are currently finalizing the terms with the State and expect operations to begin in summer 2004. While initial estimates of growth are modest, this service area complements our long-term growth strategy. Currently, these counties are served by only one other health plan.

      In 2003, our health benefits ratio was 80.2% versus 81.0% in the 2002. Through effective early case finding, disease management, reductions in membership related to less profitable products and continued improvement in our claims payment efficiencies, our medical costs remain stable and predictable.

      Technological improvements during the last year helped us to maintain our SG&A ratio consistent with the prior year at 11.5%. An example of our technological improvements is the 52% increase in usage of our

Interactive Voice Response system, which handled 1.3 million calls in 2003 without the interaction of a live representative agent. Over the last several years, our efforts to leverage our expenses have proven successful, resulting in a decreasing SG&A ratio.

      Cash and investments totaled $535.1 million at the end of 2003. A portion of this cash is regulated by state capital requirements. However, $199.9 million of our cash and investments was unregulated and held at the parent level.

      We expect acquisitions to continue to be an important part of our growth strategy. Over 45% of our membership has resulted from nine acquisitions and we are currently evaluating potential acquisition opportunities. We believe the proceeds from our recent public offering, our undrawn credit facility and our cash flows from operating activities position us to take advantage of acquisition opportunities.

Discussion of Critical Accounting Policies

      In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates and the differences could be significant. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition

      We generate revenues primarily from premiums we receive from the states in which we operate to arrange for health benefit services for our members. We generally receive premiums in advance of arranging for services, and recognize premium revenue during the period in which we are obligated to provide services to our members. A fixed premium per member per month is paid to us to arrange for health care benefit services for our members pursuant to our contracts in each of our markets. In all of our states except Florida, we receive supplemental payments for obstetric delivery. Upon delivery of a newborn, each state is notified according to our contract. We recognize revenue in the period that the newborn is delivered and related services were provided to our member. Additionally, in some states we receive supplemental payments for certain services such as high cost drugs and early childhood prevention screenings. Any amounts that have not been received from the state by the end of the period are recorded on our balance sheet as premium receivables. We also generate income from investments.

Estimating health benefits expense and claims payable

      Our results of operations depend on our ability to effectively manage expenses related to health benefits, as well as our ability to accurately predict costs incurred in recording the amounts in our consolidated financial statements. Expenses related to health benefits have two components: direct medical expenses and medically related administrative costs. Direct medical expenses include fees paid to hospitals, physicians and providers of ancillary medical services, such as pharmacy, laboratory, radiology, dental and vision. Medically related administrative costs include expenses related to services such as health promotion, quality assurance, case management, disease management and 24-hour on-call nurses. Direct medical expenses also include estimates of medical expenses incurred but not yet reported, or IBNR. For the year ended December 31, 2003, approximately 93% of our direct medical payments related to fees paid on a fee-for-service basis to our PCPs, specialist physicians and other providers, including fees paid to third-party vendors for ancillary services. The balance related to fees paid on a capitation, or per member, basis. Primary care and specialist physicians not paid on a capitated basis are paid on a maximum allowable fee schedule set forth in the contracts with our providers. We reimburse hospitals on a negotiated per diem, case rate or an agreed upon percent of their standard charges. In Maryland, the state sets the amount reimbursed to hospitals.

      We have used the same methodology for estimating our medical expenses and medical liabilities since our inception, and have refined our assumptions to take into account our maturing claims and market experience. As medical utilization patterns and cost trends change from year-to-year, our underlying claims payments reflect the variations in experience. Our estimates are revised based upon actual claims payments using historical per-member, per-month claims cost, including provider settlements, changes in the age and gender of our membership and variations in the severity of medical conditions. These variations are considered in determining our current medical liabilities and adjusted to reflect expected changes in cost or utilization patterns.

      There are certain aspects of the managed care business that are not predictable with consistency. These aspects include the incidences of illness or disease state (e.g., cardiac heart failure cases, cases of upper respiratory illness, diabetes, the number of full-term versus premature births, and the number of neonatal intensive care babies) as well as non-medical aspects, such as changes in provider contracting and contractual benefits. Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever-changing mix and growth of members.

      Monthly, we estimate our IBNR based on a number of factors, including authorization data and prior claims experience. Authorization data is information captured in our medical management system, which identifies services requested by providers or members. The medical cost related to these authorizations is estimated by pricing the approved services using contractual or historical amounts adjusted for known variables such as historical claims trends. These estimated costs are included as a component of IBNR. As part of this review, we also consider the costs to process medical claims, and estimates of amounts to cover uncertainties related to fluctuations in claims payment patterns, membership, products and authorization trends. These estimates are adjusted as more information becomes available and any adjustments are included in current operations. We utilize the services of independent actuarial consultants, who are contracted to review our estimates quarterly. Judgments are made based on knowledge and experience about past and current events. There is a likelihood that actual results could be materially different if different assumptions or conditions prevail.

      Also included in claims payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to or from contracted providers under risk-sharing arrangements.

      The following table shows the components of the change in medical claims payable for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Medical claims payable as of January 1	$202,430	$180,346	$150,462
Medical claims payable assumed from businesses acquired during the year	20,421	—	—
Health benefits expenses incurred during the year:
Related to current year	1,355,065	988,628	768,519
Related to prior years	(59,165)	(55,037)	(59,485)

Total incurred	1,295,900	933,591	709,034
Health benefits payments during the year:
Related to current year	1,135,082	803,432	597,332
Related to prior years	144,137	108,075	81,818

Total payments	1,279,219	911,507	679,150

Medical claims payable as of December 31	$239,532	$202,430	$180,346

      Changes in estimates of incurred claims for prior years recognized during 2003, 2002 and 2001 were attributable to lower than anticipated utilization and pricing of medical services.

      Due to the variable nature of claims, our methodology includes adding a factor to compensate for uncertainty. The more precisely we have been able to predict claims patterns, the lower the required factor for uncertainty. The health benefits expenses incurred during the period related to prior years relate almost entirely to revisions in estimates for the immediately preceding year. The application of our methodology, even in a changing environment, has resulted in reversals of estimated incurred claims related to the prior year in each of the years in the three year period ended December 31, 2003. The resulting impact on operations is a function of the variation of the change in estimate from year-to-year. In certain circumstances we adjust claims for overpayments. A portion of these adjustments may not be collected, so we estimate a historical factor to offset the expected recoupment.

      Changes in estimates are primarily the result of obtaining more complete claims information that directly correlates with the claims and provider reimbursement trends. Since our estimates are based upon the blended per-member, per-month claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experience. These variables include fluctuations in claims payment patterns, changes in membership levels, number and mix of products, benefit structure, severity of illness and authorization trends. We believe there will be less volatility as we increase in size and gain more maturity in our markets.

      We believe that the amount of claims payable is adequate to cover our ultimate liability for unpaid claims as of December 31, 2003; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between our December 31, 2003 estimates of claims payable and actual claims payable, net income for the year ended December 31, 2003 would increase or decrease by approximately $1.4 million and diluted earnings per share would increase or decrease by approximately $0.06 per share.

Income taxes

      On a quarterly basis, we estimate our required tax liability and assess the recoverability of our deferred tax assets. Our taxes payable are estimated based on enacted rates, including estimated tax rates in states where we do business applied to the income expected to be taxed currently. Management assesses the realizability of our deferred tax assets based on the availability of carrybacks of future deductible amounts and management’s projections for future taxable income. We cannot guarantee that we will generate income in future years. Historically we have not experienced significant differences in our estimates of our tax accrual.

Goodwill and intangible assets

      As of December 31, 2003 and 2002, we had goodwill and other intangible assets of $144.4 million and $26.0 million, respectively, net of accumulated amortization. We review our intangible assets with defined lives for impairment whenever events or changes in circumstances indicate we might not recover their carrying value. We assess our goodwill for impairment at least annually. In assessing the recoverability of these assets, we must make assumptions regarding estimated future utility and cash flows and other internal and external factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Results of Operations

      The following table sets forth selected operating ratios for the years ended December 31, 2003, 2002 and 2001. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

	2003	2002	2001

Premium revenue	99.6%	99.3%	98.8%
Investment income	0.4	0.7	1.2

Total revenues	100.0%	100.0%	100.0%

Health benefits(1)	80.2%	81.0%	80.5%
Selling, general and administrative expenses	11.5%	11.5%	12.3%
Income before income taxes	7.0%	6.9%	7.0%
Net income	4.2%	4.1%	4.0%

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

      The following table sets forth the approximate number of our members in each of our service areas for the periods presented.

	December 31,

Market	2003	2002	2001	2000	1999

Houston	144,000	139,000	100,000	57,000	40,000
Dallas	93,000	84,000	64,000	42,000	34,000
Fort Worth	106,000	73,000	50,000	40,000	33,000
New Jersey	99,000	99,000	88,000	57,000	46,000
Maryland	124,000	125,000	118,000	95,000	83,000
District of Columbia	38,000	37,000	13,000	13,000	12,000
Chicago	32,000	34,000	39,000	29,000	20,000
Tampa	132,000	—	—	—	—
Orlando	42,000	—	—	—	—
Miami/ Ft. Lauderdale	47,000	—	—	—	—

Total	857,000	591,000	472,000	333,000	268,000

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

      Premium revenue for the year ended December 31, 2003 increased $462.9 million, or 40.2%, from $1,152.6 million in 2002. The increase was primarily due to the acquisition of PHP (193,000 members) and St. Augustine (26,000 members) as well as internal growth in overall membership. Total membership increased 45.0% to 857,000 as of December 31, 2003 from 591,000 as of December 31, 2002.

      Investment income decreased $1.3 million to $6.7 million for the year ended December 31, 2003. The decrease in investment income is primarily due to the continued decline in market interest rates and increased levels of tax-advantaged securities partially offset by an increase in overall cash and investments levels throughout the year. Cash and investments levels have increased due to proceeds from our public offering and cash generated from operations.

Health benefits

      Expenses relating to health benefits for the year ended December 31, 2003 increased $362.3 million, or 38.8%, to $1,295.9 million from $933.6 million for the year ended December 31, 2002. The increase was primarily due to the increase in membership. The health benefits ratio, as a percentage of premium revenue, for the year ended December 31, 2003 was 80.2% compared to 81.0% in 2002.

Selling, general and administrative expenses

      Selling, general and administrative expenses increased $53.5 million to $186.9 million for the year ended December 31, 2003 compared to $133.4 million in 2002. The increase in selling, general and administrative expenses was primarily due to an increase in wages and related expenses for additional staff to support our increased membership, expenses related to implementation of the HIPAA guidelines, as well as expenses related to market development activities. Our selling, general and administrative expense ratio to revenue was 11.5% for both the years ended December 31, 2003 and 2002.

Interest expense

      Interest expense was $1.9 million and $0.8 million for the years ended December 31, 2003 and 2002, respectively. The increase primarily relates to increased average borrowings under our revolving credit facility to partially finance the PHP acquisition. On October 21, 2003, we used a portion of the net proceeds from our October 16, 2003 public offering to repay the outstanding balance under our revolving credit facility.

Provision for income taxes

      Income tax expense for 2003 was $46.6 million with an effective tax rate of 40.9% as compared to the $32.7 million for 2002 with an effective tax rate of 41.0%.

Net income

      Net income for 2003 rose $20.3 million to $67.3 million, or $2.95 per diluted share, compared to $47.0 million, or $2.19 per diluted share in 2002. Diluted earnings per share rose 34.7% as compared to an increase in net income of 43.2%, due to the increase in shares outstanding primarily resulting from the issuance of 3,162,500 shares from our October 16, 2003 public offering.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

      Premium revenue for the year ended December 31, 2002 increased $272.1 million, or 30.9%, to $1,152.6 million from $880.5 million for the year ended December 31, 2001. The increase was principally due to internal growth in overall membership and, to a lesser extent, the acquisition of the Medicaid contracts and related assets of Humana’s Houston, Texas business in August 2001 (15,000 members), MethodistCare’s Houston, Texas business in January 2002 (11,000 members) and the acquisition of the Medicaid line of business of CCHP of Washington, D.C. in July 2002 (23,000 members). Total membership increased 25.2% to 591,000 as of December 31, 2002 from 472,000 as of December 31, 2001.

      Investment income decreased $2.6 million to $8.0 million for the year ended December 31, 2002. The decrease in investment income is primarily due to the continued decline in market interest rates and increased levels of tax-advantaged securities partially offset by an increase in overall cash and investments levels throughout the year. Cash and investment levels primarily increased due to proceeds from our initial public offering and cash generated from operations.

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

Selling, general and administrative expenses

      Selling, general and administrative expenses increased $23.6 million to $133.4 million for the year ended December 31, 2002 compared to $109.8 million in 2001. The increase in selling, general and administrative expenses was primarily due to an increase in wages and related expenses for additional staff to support our increased membership, expenses related to the implementation and closing of our acquisition of PHP in Florida, expenses related to implementation of HIPAA as well as expenses related to market development activities. Our selling, general and administrative expense ratio to revenue was 11.5% and 12.3% for the year ended December 31, 2002 and 2001, respectively. The decrease in the ratio was a result of economies of scale and of fixed costs being spread over a larger membership base.

Interest expense

      Interest expense was $0.8 million for each of the years ended December 31, 2002 and 2001.

Provision for income taxes

      Income tax expense for 2002 was $32.7 million with an effective tax rate of 41.0% as compared to $26.1 million in 2001 and an effective tax rate of 42.0%. The effective tax rate decreased in 2002 due primarily to increased levels of investments in tax-advantaged securities.

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

Liquidity and Capital Resources

      Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flow from operations and borrowings under our credit facility. As of December 31, 2003, we had cash and cash equivalents of $407.2 million, short and long-term investments of $127.9 million and restricted investments on deposit for licensure of $35.3 million. As of December 31, 2003, there were no borrowings outstanding under our $95.0 million credit facility. Cash and investments totaled $535.1 million at December 31, 2003. A portion of this cash is regulated by state capital requirements. However, $199.9 million of our cash and investments were unregulated and held at the parent level.

      On October 16, 2003, we completed a public offering of 3,162,500 shares of common stock at $46.50 per share, including an over-allotment issuance of 412,500 shares. Net proceeds from the offering, after fees and expenses, were approximately $138.8 million. On October 21, 2003, we used $30.0 million of proceeds from the offering to repay the outstanding balance under our credit facility.

      Cash flows from operations was $128.4 million for the year ended December 31, 2003 compared to $117.9 million for the year ended December 31, 2002. The increase in cash from operations is primarily due to the impact of an early receipt of premium revenue received in 2003 attributable to operations in 2004 and increases in depreciation and amortization expense. As of December 31, 2003, we had working capital of $127.6 million.

      Cash used in investing activities decreased to $27.8 million for the year ended December 31, 2003 from $143.5 million for the year ended December 31, 2002. The decrease in cash used in investing activities was primarily due to an escrow deposit made in connection with the acquisition of PHP and related costs of $124.1 million in 2002. We currently anticipate that our 2004 capital expenditures will be approximately $34 million.

      Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of December 31, 2003, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is less than six months. We utilize investment vehicles such as municipal bonds, commercial paper, U.S. government backed agencies, auction rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted average taxable equivalent yield on consolidated investments as of December 31, 2003 was approximately 1.56%.

      Cash provided by financing activities was $98.6 million and $49.8 million for the year ended December 31, 2003 and December 31, 2002, respectively. Cash provided by financing activities in 2003 consisted primarily of net proceeds from our public offering of $138.8 million partially offset by $50.0 million in repayments of borrowings under our credit facility. Cash provided by financing activities in 2002 consisted primarily of proceeds from our credit facility of $50.0 million.

      On October 22, 2003, we entered into a $95.0 million Amended and Restated Credit Agreement with Bank of America, N.A., Wachovia Bank, National Association, Credit Suisse First Boston and CIBC World Markets Corp. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $30.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 2.00% and 2.50% and the applicable margin for alternate base rate borrowings is between 1.00% and 1.50%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by the assets of AMERIGROUP Corporation and by the commons stock of its direct, wholly owned subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.375% to 0.50%, depending on the leverage ratio. The Credit Agreement terminates on October 22, 2006.

      Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of December 31, 2003, our subsidiaries were in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements for the next twelve months.

      We believe that internally generated funds and available funds under our revolving credit facility will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months.

      The following table summarizes our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments at December 31, 2003 (in thousands):

Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter

Lease financing:
Operating lease obligations	$62,848	$8,309	$8,234	$7,893	$6,941	$4,895	$26,576
Capital lease obligations	11,334	4,794	3,589	1,675	868	408	—

Total lease financing	$74,182	$13,103	$11,823	$9,568	$7,809	$5,303	$26,576

Long-term Borrowings

Credit agreement	$—	$—	$—	$—	$—	$—	$—

		Expiring in	Expiring in	Expiring in	Expiring in	Expiring in
Commitments	Total	2004	2005	2006	2007	2008	Thereafter

Purchase obligations	$8,579	$8,579	$—	$—	$—	$—	$—
Lease guarantee related to Florida office space	844	676	168	—	—	—	—

Total commitments	$9,423	$9,255	$168	$—	$—	$—	$—

Lease Financing

      Operating Lease Obligations. Our operating lease obligations are primarily for payments under non-cancelable office space leases.

      Capital Lease Obligations. Our capital lease obligations are primarily related to leased furniture, fixtures and equipment. The terms of these leases are normally between three and five years.

Long-term Borrowings

      Credit Agreement. On October 22, 2003, we entered into a $95.0 million Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of banks. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional

$30.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The commitment fee on the unused portion of the Credit Agreement ranges from 0.375% to 0.50%, depending on our leverage ratio. The Credit Agreement terminates on October 22, 2006 and was undrawn as of December 31, 2003.

Commitments

      Purchase Obligations. Under certain contracts, we are committed to spend approximately $8.6 million on software licensing and implementation expenses for our new claims payment system and leasehold improvements relating to a new building under construction in Virginia Beach, Virginia that we will begin leasing in 2004.

      Lease Guarantee. In connection with our acquisition of PHP, we agreed to guarantee a certain lease for office space operated by the former management of PHP. The lease term ends in March 2005.

Regulatory Capital and Dividend Restrictions

      Our operations are conducted through our wholly owned subsidiaries, which include HMOs and one managed care organization, or MCO. HMOs and MCOs are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, state regulatory agencies may require individual HMO’s to maintain statutory capital levels higher than the state regulations. As of December 31, 2003, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements at least through the end of 2004.

      As of December 31, 2003, our subsidiaries had aggregate statutory capital and surplus of approximately $106.9 million, compared with the required minimum aggregate statutory capital and surplus requirements of approximately $63.1 million.

      The National Association of Insurance Commissioners, or NAIC, has adopted rules which, to the extent that they are implemented by the states, set new minimum net worth requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies became effective as of December 31, 1998. Illinois, Texas and the District of Columbia adopted various forms of the rules as of December 31, 1999, 2000 and 2003, respectively. Since our Maryland subsidiary is licensed in both the District of Columbia and Maryland, the highest risk-based capital requirement between the two will prevail. New Jersey and Florida have not yet adopted risk-based capital as their net worth requirements. The NAIC’s HMO rules, if adopted by these states in their proposed form, may increase the minimum capital required for our subsidiaries. Effective December 31, 2003, these plans are required to maintain a statutory capital level greater than the state regulations.

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

Off-Balance Sheet Arrangements

      The Company’s off-balance sheet arrangements include future minimum rental commitments of $62.8 million and a lease guarantee of $0.8 million, both of which are disclosed in Note 12(c) to the consolidated financial statements. The Company has no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships.

Compliance Costs

      The federal regulations promulgated under HIPAA relating to privacy, standard transactions and security were issued in proposed form in 1998. We met the compliance date of April 2003 for privacy rules and must comply by October 16, 2003 for transactions and April 2005 for security. The final security rule was issued in February 2003 and we have not fully assessed the cost of complying with these regulations. The fact that either state or federal rules may supersede the other, depending on the nature of the particular requirement, will require interpretations for which there is likely to be little precedent. We have implemented the programs and systems that were required for compliance with the new privacy regulations by April 2003 and continue work for transactions and security compliance. In order to comply with the requirements, we will have to employ additional or different programs and systems. We had expenses of approximately $2.5 million on HIPAA compliance in 2002. For 2003, we had expenses of approximately $2.6 million on HIPAA compliance. Additional costs will be incurred in 2004 in complying with the security regulations which require compliance by April 2005. We are in the process of interpreting the security regulations and cannot estimate the cost of compliance at this time. We expect to be fully compliant by the required dates. Further, compliance with these regulations are requiring changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      As of December 31, 2003 we had short-term investments of $8.8 million, long-term investments of $119.1 million and investments on deposit for licensure of $35.3 million. These investments consist of highly liquid investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in money market funds, U.S. Treasury securities, cash escrow accounts, asset-backed securities, debt securities of government sponsored entities, municipal bonds and auction rate securities. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. As of December 31, 2003, a hypothetical 1% change in interest rates would result in an approximate $1.6 million change in our annual investment income.

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

      Our business is extensively regulated by the states in which we operate and by the federal government. These laws and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders. Changes in existing laws and rules, the enactment of new laws and rules and changing interpretations of these laws and rules could, among other things:

•	force us to change how we do business,

•	restrict revenue and enrollment growth,

•	increase our health benefits and administrative costs,

•	impose additional capital requirements, and

•	increase or change our liability.

      For example, in Texas, our health care operations may be affected by laws passed in the 2003 Texas legislative session, as well as new regulations adopted by the Texas Department of Insurance, which became effective in October 2002. The new laws include:

•	a requirement that premium and maintenance taxes apply to Medicaid and SCHIP programs,

•	new disclosure requirements regarding provider fee schedules and coding procedures,

•	more stringent prompt pay requirements that may become applicable to Medicaid and SCHIP programs,

•	new requirements for establishing a special investigative unit to investigate fraudulent claims, and

•	new requirements for monitoring and supervising the activities of provider groups.

If state regulators do not approve payments of dividends, distributions or administrative fees by our subsidiaries to us, it could negatively affect our business strategy.

      We principally operate through our health plan subsidiaries. These subsidiaries are subject to regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. We also have administrative services agreements with our subsidiaries in which we agree to provide them with services and benefits (both tangible and intangible) in exchange for the payment of a fee. If the regulators were to deny our subsidiaries’ requests to pay dividends to us or restrict or disallow the payment of the administrative fee, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy.

Regulations could limit our profits as a percentage of revenues.

      Our New Jersey and Maryland subsidiaries are subject to minimum medical expense levels as a percentage of premium revenue. In New Jersey, contractual sanctions may be imposed if these levels are not met. In addition, our Texas plans are required to pay a rebate to the state in the event profits exceed established levels. These regulatory requirements, changes in these requirements and additional requirements by our other regulators could limit our ability to increase our overall profits as a percentage of revenues, which could harm our operating results. We have been required, and may in the future be required, to make payments to the states as a result of not meeting these expense and profit levels.

Our failure to comply with government regulations could subject us to civil and criminal penalties and limitations on our profitability.

      Violation of the laws or regulations governing our operations could result in the imposition of sanctions, the cancellation of our contracts to provide services, or in the extreme case, the suspension or revocation of our licenses. For example, in two markets in which we operate we are required to spend a minimum percentage of our premium revenue on medical expenses. In one market, if we fail to comply with this requirement, we could be required to pay monetary damages. Additionally, we could be required to file a corrective plan of action with the state and we could be subject to further fines and additional corrective measures if we did not comply with the corrective plan of action. In the other market, our failure to comply could affect future rate determinations. These regulations could limit the profits we can obtain.

      While we have not been subject to any fines or violations that were material, we cannot assure you that we will not become subject to material fines or other sanctions in the future. If we became subject to material fines or if other sanctions or other corrective actions were imposed upon us, our ability to continue to operate our business could be materially and adversely affected.

      In the past we have been subject to sanctions as a result of violations of marketing regulations and timeliness of the payment requirements. For example, in August 2000, our Illinois plan received a sanction for violations of marketing rules. In 2003, our Florida plan was fined for marketing violations that occurred prior to and shortly after the acquisition of PHP Holdings, Inc. and its subsidiary, Physician Healthcare Plans, Inc., together PHP. In New Jersey, from time-to-time, we are fined for failing to meet the timeliness of payment requirements. Additionally, in July 2003, our New Jersey subsidiary received a notice of deficiency for failure to maintain provider network requirements in one New Jersey county as required by our Medicaid contract with New Jersey. We submitted to the State a corrective action plan and a request for a waiver of certain contractual provisions on August 10, 2003. On October 3, 2003, the State of New Jersey denied our request for a waiver, but granted an extension until November 28, 2003 to correct the network deficiency. Prior to the expiration of this extension, AMERIGROUP requested and received an additional extension to January 30, 2004 at which time AMERIGROUP requested a waiver to certain network requirements. AMERIGROUP is awaiting a determination by the State of New Jersey on its requested waiver. There can be no assurances that such a waiver will be granted.

      On October 12, 2001, we responded to a Civil Investigative Demand, or CID, of the HMO industry by the Office of the Attorney General of the State of Texas relating to processing of provider claims. We understand from the Office of the Attorney General that responses were required from the nine largest HMOs in Texas, of which we are the ninth. The other eight are HMOs that primarily provide commercial products. The CID is being conducted in connection with allegations of unfair contracting, delegating and payment practices and violations of the Texas Deceptive Trade Practices — Consumer Protection Act and article 21.21 of the Texas Insurance Code by HMOs. In meetings with representatives of the Attorney General, they agreed that our required response would be limited to providing information relating to our payment of hospital claims only. In addition, based upon our discussions with the Office of the Attorney General, it is our understanding that we are not currently the target of any investigation by that Office. On October 19, 2001 we filed our response to the CID including all information that we believed was required to be produced. On October 26, 2001, we received a request from the Office of the Attorney General that we clarify and supplement certain of our responses. We responded with a second filing on December 21, 2001 and supplemental filings thereafter. These additional filings were materials provided for clarification of the original submission and were not the result of an expansion of the scope of the CID. The Office of the Attorney General could request additional information or clarification that could be costly and time consuming for us to produce.

      The Health Insurance Portability and Accountability Act of 1996, or HIPAA, broadened the scope of fraud and abuse laws applicable to health care companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA establishes new enforcement mechanisms to combat fraud and abuse, including a whistle-blower program. Further, a new regulation promulgated pursuant to HIPAA imposes civil and criminal penalties for failure to comply with the health records privacy standards set forth in the regulation. The Department of Health and Human Services, or HHS, press release related to the new regulation calls on Congress to enact legislation to “fortify” penalties and to create a private right of action under HIPAA.

Although no such penalties or private cause of action have yet been created, we do not know when or if such sanctions may be enacted. HHS also issued its interim fiscal rule on enforcement of the privacy regulations in April 2003. Enforcement of the privacy regulations is handled under the Office of Civil Rights.

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

      In August 2000, HHS issued a new regulation under HIPAA requiring the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. We and the other health organizations that filed a written compliance plan by October 2002 were required to comply with the new transactions regulation by October 16, 2003. In July 2003, CMS issued its guidance on the October 2003 compliance deadline for the HIPAA transactions and code set rules, stating that enforcement by CMS will be on a complaint-driven basis. Also in August 2000, HHS proposed a regulation that would require health care participants to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. This security regulation, finalized in February 2003, requires compliance by April 2005. In December 2000, HHS issued a new regulation mandating heightened privacy and confidentiality protections under HIPAA, which became effective on April 14, 2001 and which required full compliance on or before April 14, 2003. To the extent that state laws impose stricter privacy standards than the HIPAA privacy regulations or to the extent that a state seeks and receives an exception from HHS regarding certain state laws, such laws will not be preempted.

      The states’ ability to promulgate stricter rules regarding privacy and uncertainty regarding many aspects of the regulations make compliance with the relatively new regulatory landscape difficult. Our existing programs and systems may not enable us to comply in all respects with these new regulations. We have implemented the programs and systems that are required for compliance with the new privacy regulations. In order to comply with the regulatory requirements, we were required to employ additional or different programs and systems. We had expenditures of approximately $2.6 million and $2.5 million on HIPAA compliance in 2003 and 2002, respectively. Additional costs may be incurred in 2004 in complying with the security regulations which require compliance by April 2005 and with the transaction standards regulations, which are currently being implemented in accordance with our contingency plans. We are in the process of interpreting the security regulations and cannot estimate the cost of compliance at this time. We expect to be fully compliant by the required dates. Further, compliance with these pervasive regulations will require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states. The new regulations and related costs to comply with the new regulations could have a material adverse effect on our business. In addition, failure to comply with the new regulations could also have a material adverse effect on our business.

      In January 2001, CMS published new federal regulations regarding Medicaid managed care. On June 14, 2002, CMS published final regulations that replaced the January regulations in their entirety. The final regulations implement requirements of the Balanced Budget Act of 1997 that are intended to give states more flexibility in their administration of Medicaid managed care programs, provide certain new patient protections for Medicaid managed care enrollees, and require states’ rates to meet new actuarial soundness requirements. The effective date for compliance with the regulation was August 13, 2003, with an extension provided to states operating under an 1115 demonstration waiver with a three-year BBA extension. If states fail to comply with the new regulations they could lose their funding from the federal fund matching program. The new regulations have been reflected in amendments in our contracts or new contracts with the Medicaid agencies in our various markets, with the exception of the Maryland market which currently operates under the 1115 demonstration waiver with the BBA extension. Compliance with these new provisions have required changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified.

Changes in health care laws could reduce our profitability.

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

      An example is state and federal legislation that would enable physicians to collectively bargain with managed health care organizations. The legislation, as currently proposed, generally contains an exemption for public sector managed health care organizations. If legislation of this type were passed without this exemption, it would negatively impact our bargaining position with many of our providers and might result in an increase in our cost of providing medical benefits.

      We cannot predict the outcome of these legislative or regulatory proposals, nor the effect which they might have on us. Legislation or regulations that require us to change our current manner of operation, provide additional benefits or change our contract arrangements could seriously harm our operations and financial results.

Changes in federal funding mechanisms could reduce our profitability.

      As part of the current Administration’s 2004 Budget submission to Congress, HHS announced principles for Medicaid reform. HHS’s proposal would have established two capped allotments for the states combining both Medicaid and SCHIP funds, one for acute care and one for long-term care. Under this proposal, all mandatory populations and benefits would continue to be covered as required under current law. States, however, would be given flexibility for optional populations and benefits. The proposal would be revenue-neutral over a ten-year period, although states would receive an additional $13.0 billion over the first seven years, with corresponding funding reductions in years eight through ten.

      The proposal was meant to provide increased flexibility to the states in managing their Medicaid and SCHIP programs, in particular in the design of benefit packages for optional populations. Governors working in concert with HHS were unable to reach agreement on these principles and the proposal was set aside for the time being. It is uncertain as to when, if at all, this proposal, or a variation thereof, will be enacted. Congress instead passed a $20.0 billion fiscal relief program for the states, which included a $10.0 billion increase in the share of medical assistance expenditures under each state’s Medicaid program, known as FMAP.

      If HHS’s proposal is ultimately adopted and the number of persons enrolled in Medicaid or SCHIP decreases in the states in which we operate or the volume of health care services provided is reduced, our growth, operations and financial performance could be adversely affected.

Reductions in Medicaid funding by the states could substantially reduce our profitability.

      Most of our revenues come from state government Medicaid premiums. The base premium rate paid by each state differs, depending on a combination of various factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and federal budgetary constraints. Changes to Medicaid programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or health care costs under such programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid. We believe that additional reductions in Medicaid payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state in the event of unavailability of state funds. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required.

      State governments generally are experiencing budgetary shortfalls. Budget problems in the states in which we operate could result in limited increases or even decreases in the premiums paid to us by the states. The State of Illinois, which accounts for approximately 4% of our total enrollment as of December 31, 2003, reduced the Medicaid premiums it pays to us by approximately 5% in 2003 and 6% in 2002, due to state budgetary concerns. If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our profitability.

If state governments do not renew our contracts with them on favorable terms, our business will suffer.

      As of December 31, 2003, we served members who received health care benefits through 13 contracts with the regulatory entities in the jurisdictions in which we operate. Five of these contracts, which are with the states of Texas, Florida, Maryland and New Jersey individually accounted for 10% or more of our revenues for the year ended December 31, 2003, with the largest of these contracts representing approximately 20% of our revenues. If any of our contracts were not renewed on favorable terms or were terminated for cause or if we were to lose a contract in a re-bidding process, our business would suffer. All our contracts have been extended until at least mid-2004 Termination or non-renewal of any single contract could materially impact our revenues and operating results.

      Some of our contracts are subject to a re-bidding process. For example, we are subject to a re-bidding process in each of our three Texas markets and for our SCHIP contracts in each of our three Florida markets. Our Texas markets are re-bid every six years and the re-bidding process is scheduled to occur in 2004. In Florida, six of eight counties currently under contract were re-bid in April 2003. Our re-bid resulted in the retention of four current counties and our selection as a new carrier in two additional counties. The Florida SCHIP contracts are re-bid every two or four years. If we lost a contract through the re-bidding process, our operating results could be materially and adversely affected.

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

We rely on the accuracy of eligibility lists provided by the state government. Inaccuracies in those lists would negatively affect our results of operations.

      Premium payments to us are based upon eligibility lists produced by the state government. From time-to-time, states require us to reimburse them for premiums paid to us based on an eligibility list that a state later discovers contains individuals who are not in fact eligible for a government sponsored program or are eligible for a different premium category or a different program. Alternatively, a state could fail to pay us for members for whom we are entitled to payment. Our results of operations would be adversely affected as a result of such reimbursement to the state if we had made related payments to providers and were unable to recoup such payments from the providers.

If state regulatory agencies require a statutory capital level higher than the state regulations we may be required to make additional capital contributions.

      Our operations are conducted through our wholly owned subsidiaries, which include HMOs and one managed care organization, or MCO. HMOs and MCOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Additionally, state regulatory agencies may require, at their discretion, individual HMO’s to maintain statutory capital levels higher than the state regulations. If this were to occur to one of our subsidiaries, we may be required to make additional capital contributions to the affected subsidiary. Any additional capital contribution made to one of the affected subsidiaries could have a material adverse effect on our liquidity and our ability to grow.

Risks related to our business

Receipt of inadequate or significantly delayed premiums would negatively impact our revenues, profitability and cash flow.

      Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract, and we are obligated during the contract period to facilitate access to health care services as established by the state governments. We have less control over costs related to the provision of health care than we do over our selling, general and administrative expenses. Historically, our expenses related to health benefits as a percentage of premium revenue have fluctuated. For example, our expenses related to health benefits were 80.2% of our premium revenue in 2003, and 81.0% of our premium revenue in 2002. If premiums are not increased and expenses related to health benefits rise, our earnings could be impacted negatively. In addition, our actual health benefits costs may exceed our estimated costs. The premiums we receive under our current contracts may therefore be inadequate to cover all claims, which could cause our profits to decline.

      Maryland sets the rates that must be paid to hospitals by all payors. It is possible for the state to increase rates payable to the hospitals without granting a corresponding increase in premiums to us. If this were to occur, or if other states were to take similar actions, our profitability would be harmed.

      Premiums are contractually payable to us before or during the month for services that we are obligated to provide to our members. Our cash flow would be negatively impacted if premium payments are not made according to contract terms.

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

      Our medical expenses include estimates of medical expenses incurred but not yet reported, or IBNR. We estimate our IBNR medical expenses based on a number of factors, including authorization data, prior claims experience, maturity of markets, complexity and mix of products and stability of provider networks. Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when criteria used to estimate IBNR change. We utilize the services of independent actuaries who are contracted on a regular basis to calculate and review the adequacy of our medical liabilities, in addition to using our internal resources. We cannot be sure that our IBNR estimates are adequate or that adjustments to such IBNR estimates will not harm our results of operations. Further, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the harm on our results.

      We maintain reinsurance to protect us against severe or catastrophic medical claims, but we cannot assure you that such reinsurance coverage will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain it.

Difficulties in executing our acquisition strategy or integrating acquired business could adversely affect our business.

      Historically, acquisitions including the acquisition of Medicaid contract rights and related assets of other health plans, both in our existing service areas and in new markets, has accounted for a significant amount of our growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that acquisitions similar in nature to those we have historically executed will be important to our growth strategy. Many of the other potential purchasers of these assets have greater financial resources than we have. In addition, many of the sellers are interested in either (1) selling, along with their Medicaid assets, other assets in which we do not have an interest; or (2) selling their companies, including their liabilities, as opposed to just the assets of the ongoing business. Therefore, we cannot be sure that we will be able to complete acquisitions on terms favorable to us or that we can obtain the necessary financing for these acquisitions.

      We are currently evaluating potential acquisitions that would increase our membership, as well as acquisitions of complementary health care service businesses. These potential acquisitions are at various stages of consideration and discussion and we may enter into letters of intent or other agreements relating to these proposals at any time. However, we cannot predict when or whether we will actually acquire these businesses.

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

      Our existing credit facility imposes certain restrictions on acquisitions. We may not be able to meet these restrictions.

      In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate our acquisitions with our existing operations. This may include the integration of:

•	additional employees who are not familiar with our operations,

•	existing provider networks, which may operate on different terms than our existing networks,

•	existing members, who may decide to switch to another health care provider, and

•	disparate information and record keeping systems.

      We may be unable to successfully identify, consummate and integrate future acquisitions, including integrating the acquired businesses on to our technology platform, or to implement our operations strategy in order to operate acquired businesses profitably. We also may be unable to obtain sufficient additional capital resources for future acquisitions. There can be no assurance that incurring expenses to acquire a business will result in the acquisition being consummated. These expenses could impact our selling, general and administrative expense ratio. If we are unable to effectively execute our acquisition strategy or integrate acquired businesses, our future growth will suffer and our results of operations could be harmed.

Failure of a new business would negatively impact our results of operations.

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

Ineffective management of rapid growth or our inability to grow could negatively affect our results of operations, financial condition and business.

      We have experienced rapid growth. In 1996, our first full year of operations, we had $22.9 million of premium revenue. In 2003, we had $1,615.5 million in premium revenue. This increase represents a compound annual growth rate of 83.7%.

      Depending on acquisition and other opportunities, we expect to continue to grow rapidly. Continued growth could place a significant strain on our management and on other resources. We anticipate that continued growth, if any, will require us to continue to recruit, hire, train and retain a substantial number of new and highly skilled medical, administrative, information technology, finance and other support personnel. Our ability to compete effectively depends upon our ability to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we continue to experience rapid growth, our personnel, systems, procedures and controls may be inadequate to support our operations, and our management may fail to anticipate adequately all demands that growth will place on our resources. In addition, due to the initial costs incurred upon the acquisition of new businesses, rapid growth could adversely affect our short-term profitability. Our inability to manage growth effectively or our inability to grow could have a negative impact on our business, operating results and financial condition.

We are subject to competition that impacts our ability to increase our penetration of the markets that we service.

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

Restrictions and covenants in our credit facility could limit our ability to take actions.

      On October 22, 2003, we entered into a new $95.0 million Amended and Restated Credit Agreement with four lenders. The credit facility contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $30.0 million. Our Credit Agreement is secured by the assets of AMERIGROUP and by the common stock of its direct, wholly owned subsidiaries. Pursuant to the Credit Agreement, we must meet certain financial covenants. As of December 31, 2003, we were in compliance with such covenants. These financial covenants include meeting certain financial ratios, a limit on annual capital expenditures, and a minimum net worth requirement. As of December 31, 2003, the credit facility was undrawn.

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

The loss of the services of our Chairman of the Board of Directors and Chief Executive Officer would harm our operations; our inability to find a suitable replacement for our Chief Financial Officer could negatively impact our business.

      We are highly dependent on the efforts of Mr. Jeffrey McWaters, our Chairman of the Board of Directors and Chief Executive Officer. Mr. McWaters, as our founder, has been instrumental in developing our mission and forging our relationships with our government client-customers and the communities we serve. We cannot assure you that we will be able to retain Mr. McWaters or attract a suitable replacement or additional personnel if required. We have an employment agreement with Mr. McWaters that continues from year-to-year unless terminated by either party on 30 days written notice. We cannot be sure that the employment agreement creates sufficient incentives for Mr. McWaters to continue his employment with us. While we believe that we could find a replacement for Mr. McWaters if he were to leave, the loss of his services could harm our operations.

      Our Chief Financial Officer resigned effective October 1, 2003. Although we intend to hire a new Chief Financial Officer, doing so might be difficult or take an extended period of time, which could negatively impact our business.

Our inability to maintain satisfactory relationships with providers would harm our profitability.

      Our profitability depends, in large part, upon our ability to contract favorably with hospitals, physicians and other health care providers. Our provider arrangements with our primary care physicians and specialists usually are for one to two-year periods and automatically renew for successive one-year terms, subject to termination by us for cause based on provider conduct or other appropriate reasons. The contracts generally may be canceled by either party upon 90 to 120 days prior written notice. Our contracts with hospitals are usually for one to two-year periods and automatically renew for successive one-year periods, subject to termination for cause due to provider misconduct or other appropriate reasons. Generally, our hospital contracts may be canceled by either party without cause on 90 to 150 days prior written notice. There can be no assurance that we will be able to continue to renew such contracts or enter into new contracts enabling us to service our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our providers, we may be unable to enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our profitability will be harmed.

      On occasion, our members obtain care from providers that are not in our network and with which we do not have contracts. To the extent that we know of such instances, we attempt to redirect their care to a network provider. We have generally reimbursed non-network providers at the rates paid to comparable network providers or at the applicable rate that the provider could have received under the traditional fee-for-service Medicaid program or at a discount therefrom. In some instances, we pay non-network providers pursuant to the terms of our contracts with the State. However, some non-network providers have requested that we pay them at their highest billing rate, or “full-billed charges.” Full-billed charges are significantly more than the amount the non-network providers could otherwise receive under the traditional fee-for-service Medicaid program. Additionally, some non-network providers in New Jersey and Texas have filed lawsuits seeking reimbursements of full-billed charges from us for services they provided to our members. The Texas trial court ruled in November 2003 to abate the lawsuit brought by out-of-network providers pending the providers’ exhaustion of administrative remedies with HHSC. To our knowledge TCH has not initiated an administrative complaint in accordance with the court’s order. However, in March 2004 we received notice that HHSC had commenced a review of certain claims payment issues raised by TCH in early 2002, which are part of the subject matter of the lawsuit.

      On August 8, 2003, the Court ruled against our New Jersey subsidiary. Although no amount of damages has been determined thus far, a notice of motion for summary judgment on damages was filed on September 12, 2003, seeking approximately $8.5 million. The Court denied the motion on December 5, 2003. We have petitioned the Appeals Court for move to file an interlocutory appeal of the Superior Court’s summary judgement on the issue of liability. The petition is currently pending before the appellate division. On February 20, 2004, the court adjourned the March 1, 2004 trial on the issue of damages. To the extent that non-network providers are successful in obtaining payment at rates in excess of the rates that we have historically paid to non-network providers, our profitability could be materially adversely affected. See “Business — Legal Proceedings.”

We are dependent on our relationship with Cook Children’s Physician Network. Any material modification or discontinuation of this relationship could harm our results of operations.

      Cook Children’s Physician Network is our exclusive provider network for pediatric services in Fort Worth, where we had approximately 106,000 members as of December 31, 2003. If the terms of our contract with Cook Children’s Physician Network were to change significantly or Cook Children’s Physician Network was to terminate its agreement with us, our costs to provide health care in this area could increase. We could lose members if Cook Children’s Physician Network chose to associate with another HMO or if it obtained its own contract with the state to provide health care services to Medicaid recipients.

Negative publicity regarding the managed care industry may harm our business and operating results.

      In the past, the managed care industry has received negative publicity. This publicity has led to increased legislation, regulation, review of industry practices and private litigation in the commercial sector. These factors may adversely affect our ability to market our services, require us to change our services and increase the regulatory burdens under which we operate, further increasing the costs of doing business and adversely affecting our operating results.

We may be subject to claims relating to medical malpractice, which could cause us to incur significant expenses.

      Our providers and employees involved in medical care decisions may be exposed to the risk of medical malpractice claims. In addition, some states are considering legislation that permits managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. Claims of this nature, if successful, could result in substantial damage awards against us and our providers that could exceed the limits of any applicable insurance coverage. Therefore, successful malpractice or tort claims asserted against us, our providers or our employees could adversely affect our financial condition and profitability.

      In addition, we may be subject to other litigation that may adversely affect our business or results of operations. We maintain errors and omissions insurance and such other lines of coverage as we believe is reasonable in light of our experience to date. However, this insurance may not be sufficient or available at a reasonable cost to protect us from liabilities that might adversely affect our business or results of operations. Even if any claims brought against us were unsuccessful or without merit, we would still have to defend ourselves against such claims. Any such defenses may be time-consuming and costly, and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

Changes in the number of Medicaid eligibles, or benefits provided to Medicaid eligibles or a change in mix of Medicaid eligibles could cause our operating results to suffer.

      Historically, the number of persons eligible to receive Medicaid benefits has increased more rapidly during periods of rising unemployment, corresponding to less favorable general economic conditions. However, during such economic downturns, state budgets could decrease, causing states to attempt to cut health care programs, benefits and rates. If this were to happen while our membership was increasing, our results of operations could suffer. Conversely, the number of persons eligible to receive Medicaid benefits may grow more slowly or even decline if economic conditions improve, thereby causing our operating results to suffer. In either case, in the event that the company experiences a change in product mix to less profitable product lines, our profitability could be negatively impacted.

Changes in SCHIP rules restricting eligibility could cause our operating results to suffer.

      The states in which we operate have experienced budget deficits. In Florida, Texas and Maryland, the rules governing SCHIP have either recently changed, or will likely change in the near future, to restrict or limit eligibility for benefits through the imposition of waiting periods, enrollment caps and/or new or increased co-payments. These changes in SCHIP eligibility could cause us to experience a net loss in SCHIP membership. If the states in which we operate continue to restrict or limit SCHIP eligibility, our operating results could suffer.

Our inability to integrate, manage and grow our information systems effectively could disrupt our operations.

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

      We estimate that our current claims payment system could be at full capacity within the next 12 months. Accordingly, on November 26, 2003, we announced that we signed a software licensing agreement with The Trizetto Group, Inc. for the Facets Extended EnterpriseTM administrative system. We currently expect that the Facets software will meet our needs for approximately the next ten years and support our long-term growth strategies. We currently estimate implementation of the new system by the end of 2004. However, if we cannot execute a successful system conversion, our operations could be disrupted, which would have a negative impact on our profitability and our ability to grow could be harmed.

Acts of terrorism could cause our business to suffer.

      Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. If acts of terrorism were to occur in markets in which we operate, our business could suffer. The results of terrorist acts could lead to higher than expected medical costs, network and information technology disruptions, and other related factors beyond our control, which would cause our business to suffer.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

AMERIGROUP Corporation and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated income statements and statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERIGROUP Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note 2 to the consolidated financial statements, effective July 1, 2001, AMERIGROUP Corporation adopted the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, and certain provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, as required for goodwill and intangible assets arising from business combinations consummated after June 30, 2001. As further discussed in Note 2 to the consolidated financial statements, in 2002, AMERIGROUP Corporation adopted the provisions of SFAS No. 142 as required for goodwill and intangible assets resulting from business combinations consummated prior to June 30, 2001.

February 11, 2004

Norfolk, Virginia

/s/ KPMG LLP

Item 8.	Financial Statements and Supplementary Data

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 and 2002

	2003	2002

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$407,220	$207,996
Short-term investments	8,750	27,581
Premium receivables	38,259	35,233
Deferred income taxes	10,164	5,627
Prepaid expenses and other current assets	15,995	7,998

Total current assets	480,388	284,435
Property and equipment, net	31,103	28,277
Software, net of accumulated amortization of $16,384 and $10,253 at December 31, 2003 and 2002, respectively	11,055	11,966
Goodwill and other intangible assets, net of accumulated amortization of $11,722 and $5,873 at December 31, 2003 and 2002, respectively	144,398	26,040
Long-term investments	119,133	71,358
Investments on deposit for licensure	35,346	29,559
Other long-term assets	4,598	2,716
Escrow deposit for pending acquisition and related costs	—	124,133

	$826,021	$578,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$239,532	$202,430
Unearned revenue	54,324	25,518
Accounts payable	5,523	9,405
Accrued expenses, capital leases and other current liabilities	53,431	42,905

Total current liabilities	352,810	280,258
Long-term debt	—	50,000
Deferred income taxes, capital leases and other long-term liabilities	11,497	8,845

Total liabilities	364,307	339,103

Commitments and contingencies (note 12)
Stockholders’ equity:
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 24,444,622 and 20,551,944 at December 31, 2003 and 2002, respectively	244	205
Additional paid-in capital	331,751	177,141
Retained earnings	129,776	62,452
Deferred compensation	(57)	(417)

Total stockholders’ equity	461,714	239,381

	$826,021	$578,484

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands, except for per share data)
Revenues:
Premium	$1,615,508	$1,152,636	$880,510
Investment income	6,726	8,026	10,664

Total revenues	1,622,234	1,160,662	891,174

Expenses:
Health benefits	1,295,900	933,591	709,034
Selling, general and administrative	186,856	133,409	109,822
Depreciation and amortization	23,650	13,149	9,348
Interest	1,913	791	763

Total expenses	1,508,319	1,080,940	828,967

Income before income taxes	113,915	79,722	62,207
Income tax expense	46,591	32,686	26,127

Net income	67,324	47,036	36,080
Accretion of redeemable preferred stock dividends	—	—	(6,228)

Net income attributable to common stockholders	$67,324	$47,036	$29,852

Net income per share:
Basic net income per share	$3.11	$2.33	$8.08

Weighted average number of common shares outstanding	21,622,704	20,177,728	3,694,844

Diluted net income per share	$2.95	$2.19	$2.08

Weighted average number of common shares and dilutive potential common shares outstanding	22,801,650	21,469,422	16,649,721

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Series D convertible
	Common stock		preferred stock		Additional	Retained		Total
					paid-in	earnings	Deferred	stockholders’
	Shares	Amount	Shares	Amount	capital	(deficit)	compensation	equity

	(Dollars in thousands)
Balances at January 1, 2001	907,782	$9	3,710,775	$37	$20,270	$(14,436)	$(1,135)	$4,745
Common stock issued upon exercise of stock options and warrants	227,205	3	—	—	237	—	—	240
Common stock issued upon compeletion of initial public offering, net of expenses of $7,577	4,985,000	50	—	—	77,168	—	—	77,218
Conversion of convertible preferred stock	12,607,880	126	(3,710,775)	(37)	71,009	—	—	71,098
Common stock issued upon exercise of Series E mandatorily redeemable preferred stock warrants	1,123,823	11	—	—	(8)	—	—	3
Accreted dividends on redeemable preferred stock	—	—	—	—	—	(6,228)	—	(6,228)
Amortization of deferred compensation	—	—	—	—	—	—	360	360
Net income	—	—	—	—	—	36,080	—	36,080

Balances at December 31, 2001	19,851,690	199	—	—	168,676	15,416	(775)	183,516
Common stock issued upon exercise of stock options and purchases under the employee stock purchase plan	700,254	6	—	—	4,690	—	—	4,696
Tax benefit from exercise of options	—	—	—	—	3,775	—	—	3,775
Amortization of deferred compensation	—	—	—	—	—	—	358	358
Net income	—	—	—	—	—	47,036	—	47,036

Balances at December 31, 2002	20,551,944	205	—	—	177,141	62,452	(417)	239,381
Common stock issued from public offering, net of expenses of $8,226	3,162,500	32	—	—	138,797	—	—	138,829
Common stock issued upon exercise of stock options and purchases under the employee stock purchase plan	730,178	7	—	—	11,266	—	—	11,273
Tax benefit from exercise of options	—	—	—	—	4,547	—	—	4,547
Amortization of deferred compensation	—	—	—	—	—	—	360	360
Net income	—	—	—	—	—	67,324	—	67,324

Balances at December 31, 2003	24,444,622	$244	—	$—	$331,751	$129,776	$(57)	$461,714

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$67,324	$47,036	$36,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,650	13,149	9,348
Deferred tax (benefit) expense	(3,272)	993	(124)
Amortization of deferred compensation	360	358	360
Tax benefit related to exercise of stock options	4,547	3,775	—
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	(3,026)	(6,058)	(13,579)
Prepaid expenses and other current assets	(7,954)	(456)	(254)
Other assets	(750)	(1,225)	744
Claims payable	16,681	22,084	29,884
Accounts payable, accrued expenses and other, net	(494)	12,219	9,934
Unearned revenue	28,806	25,278	240
Other long-term liabilities	2,548	704	(150)

Net cash provided by operating activities	128,420	117,857	72,483

Cash flows from investing activities:
Proceeds from redemption of held-to-maturity investments	191,657	219,656	196,267
Purchase of held-to-maturity investments	(220,601)	(211,158)	(257,541)
Purchase of property and equipment and software	(13,220)	(20,707)	(8,608)
Proceeds from redemption of investments on deposit for licensure	40,009	30,340	29,318
Purchase of investments on deposit for licensure	(45,496)	(30,898)	(34,955)
Purchase of contract rights and related assets	(8,581)	(6,633)	(2,617)
Purchase price adjustment received	963	—	—
Cash acquired through stock acquisition	27,473	—	—
Escrow deposit for pending acquisition and related costs	—	(124,133)	—

Net cash used in investing activities	(27,796)	(143,533)	(78,136)

Cash flows from financing activities:
Borrowings under credit facility	—	50,000	—
Net increase (decrease) in bank overdrafts	4,828	(1,963)	913
Repayments of borrowings under credit facility	(50,000)	—	(6,177)
Payment of debt issuance costs	(1,428)	(440)	(672)
Payment of capital lease obligations	(4,902)	(2,521)	(1,314)
Proceeds from exercise of common stock options, warrants and employee stock purchases	11,273	4,696	243
Proceeds from issuance of common stock upon the public offerings, net of issuance costs	138,829	—	77,218
Redemption of Series E mandatorily redeemable preferred stock	—	—	(13,320)

Net cash provided by financing activities	98,600	49,772	56,891

Net increase in cash and cash equivalents	199,224	24,096	51,238
Cash and cash equivalents at beginning of period	207,996	183,900	132,662

Cash and cash equivalents at end of period	$407,220	$207,996	$183,900

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,755	$767	$822

Cash paid for income taxes	$40,671	$27,795	$20,841

Supplemental disclosures of non-cash activities:
Property and equipment acquired under capital lease	$5,977	$7,775	$5,086

      Effective January 1, 2003, we completed our acquisition of PHP Holdings, Inc. and its subsidiary, Physicians Healthcare Plans, Inc. The escrow deposit for pending acquisition and related costs of $124,133 was paid in 2003 and, as a result, we recorded the estimated fair values of the assets acquired and liabilities assumed (see note 5(d)).

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001
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

      During 1995, we incorporated wholly owned subsidiaries in New Jersey, Illinois and Texas to develop, own and operate health maintenance organizations (HMOs) in those states. During 1996, we began enrolling Medicaid members in HMOs: AMERIGROUP New Jersey, Inc., AMERIGROUP Illinois, Inc. and AMERIGROUP Texas, Inc. During 1999, we incorporated a wholly owned subsidiary in Delaware, AMERIGROUP Maryland, Inc., a Managed Care Organization, to develop, own and operate a managed care organization (MCO) in Maryland and an HMO in the District of Columbia. Effective January 1, 2003, AMERIGROUP Maryland Inc., a Managed Care Organization, changed its domicile of incorporation to the District of Columbia. During 2001, we incorporated a wholly owned subsidiary in Florida, AMERIGROUP Florida, Inc., an HMO, to develop, own and operate an HMO in Florida. Effective January 1, 2003, AMERIGROUP Corporation acquired PHP Holdings, Inc. and its subsidiary, Physicians Health Plans, Inc. (together, PHP) and merged it with AMERIGROUP Florida, Inc.

      On November 9, 2001, we completed our initial public offering of 4,985,000 shares of common stock, including an over-allotment issuance of 585,000 shares at a price per share of $17.00. We received net proceeds from the offering of $77,218. In conjunction with the offering, all Series A, B, C and D preferred stock in the aggregate was converted into 12,607,880 shares of common stock. The proceeds from the offering were used to repay the balance of our long-term debt facility of $4,352 and to redeem the Series E mandatorily redeemable preferred stock for $13,320. In addition, 1,123,823 shares of common stock were issued upon the exercise of all outstanding Series E warrants.

      On October 16, 2003, we completed a public offering of 3,162,500 shares of common stock, including an over-allotment issuance of 412,500 shares at a price of $46.50 per share. We received net proceeds from the offering of $138,830. On October 21, 2003, we used $30,000 of proceeds from the offering to repay the outstanding balance of our credit facility.

(b)	Principles of Consolidation

      The consolidated financial statements include the financial statements of AMERIGROUP Corporation and our five wholly owned subsidiaries: AMERIGROUP New Jersey, Inc., AMERIGROUP Illinois, Inc., AMERIGROUP Texas, Inc. and AMERIGROUP Florida, Inc., each a Health Maintenance Organization; AMERIGROUP Maryland, Inc., a Managed Care Organization and PHP Holdings, Inc., a holding company that is the parent company of AMERIGROUP Florida, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

(2)	Summary of Significant Accounting Policies and Practices

(a) Cash Equivalents

      We consider all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. We had cash equivalents of $323,190 and $107,978 at December 31, 2003 and 2002, respectively, which consist of money market funds, U.S. Treasury securities, certificates of deposit, asset-backed securities, auction rate securities and debt securities of government sponsored entities.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Short and Long-Term Investments and Investments on Deposit for Licensure

      Short and long-term investments and investments on deposit for licensure at December 31, 2003 and 2002 consist of money market funds, U.S. Treasury securities, cash escrow accounts, asset-backed securities, debt securities of government sponsored entities, municipal bonds and auction rate securities. We consider all investments with original maturities greater than three months but less than twelve months to be short-term investments. We classify our debt and equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2003 and 2002, all of our securities are classified as held-to-maturity.

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

(e)	Goodwill and Other Intangibles

      Goodwill represents the excess of aggregate purchase price over the estimated fair value of net assets acquired. Goodwill acquired prior to July 1, 2001, was amortized on a straight-line basis over 18 months to 20 years, the expected periods to be benefited. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), goodwill acquired subsequent to July 1, 2001 is not amortized but instead is tested for impairment at least annually. In addition, all goodwill acquired prior to July 2001 is no longer amortized effective January 1, 2002 but instead is tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents net income and net income per share exclusive of goodwill amortization expense for 2003, 2002 and 2001.

	2003	2002	2001

Net income:
Reported net income	$67,324	$47,036	$36,080
Goodwill amortization, net of tax effect	—	—	567

Adjusted net income	$67,324	$47,036	$36,647

Basic net income per share:
Reported basic net income per share	$3.11	$2.33	$8.08
Goodwill amortization per basic share	—	—	0.15

Adjusted basic net income per share	$3.11	$2.33	$8.23

Diluted net income per share:
Reported diluted net income per share	$2.95	$2.19	$2.08
Goodwill amortization per diluted share	—	—	0.03

Adjusted diluted net income per share	$2.95	$2.19	$2.11

(f)	Other Assets

      Other assets include deposits, debt issuance costs and cash surrender value of life insurance policies.

(g)	Income Taxes

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

      As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), we have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock. In December 2002, Statement of Financial Accounting Standards No. 148, Stock-Based Compensation (SFAS No. 148), was issued which requires that we illustrate the effect on net income and net income per share if we had applied the fair value principles included in SFAS No. 123 for

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

both annual and interim financial statements. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition.

	2003	2002	2001

Net income:
Reported net income	$67,324	$47,036	$36,080
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,577	5,800	807

Proforma net income	$57,747	$41,236	$35,273

Basic net income per share:
Reported basic net income per share	$3.11	$2.33	$8.08
Proforma basic net income per share	2.67	2.04	7.86
Diluted net income per share:
Reported diluted net income per share	$2.95	$2.19	$2.08
Proforma diluted net income per share	2.56	1.92	2.04

(i)	Premium Revenue

      We record premium revenue based on membership and premium information from each state. Premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide service to members. In all of our markets, except Florida, we receive payments under each state’s obstetric delivery supplements program. Upon delivery of a newborn, each state is notified according to our contract. We recognize revenue in the period that the newborn is delivered and related services were provided to our member. Additionally, in some states we receive supplemental payments for certain services such as high cost drugs and early childhood prevention screenings. Any amounts that have not been received from the state by the end of the period are recorded on our balance sheet as premium receivables.

(j)	Experience Rebate Payable

      Experience rebate payable, included in accrued expenses, capital leases and other current liabilities, consists of estimates of amounts due under contracts with a state government. These amounts are computed based on a percentage of the contract profits, as defined, in the contract with the state. The profitability computation includes premium revenue received from the state less actual medical and administrative costs incurred and paid and less estimated unpaid claims payable for the applicable membership. The unpaid claims payable estimates are based on historical payment patterns using actuarial techniques. A final settlement is generally made 334 days after the contract period ends using paid claims data. Any adjustment made to the experience rebate payable as a result of final settlement is included in current operations.

(k)	Claims Payable

      Accrued medical expenses for inpatient, outpatient surgery, emergency room, specialist, pharmacy and ancillary medical claims include amounts billed and not paid and an estimate of cost incurred for unbilled services provided. These liabilities are principally based on historical payment patterns using actuarial techniques. In addition, claims processing costs are accrued based on an estimate of the costs necessary to process unpaid claims. Claims payable are reviewed and adjusted periodically and, as adjustments are made, differences are included in current operations. Claims payable also includes estimates of amounts due to or from contracted providers under risk-sharing arrangements. The arrangements are typically based upon quality measures as well as medical results. Estimates relating to risk-sharing arrangements are calculated as a

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage, typically 25% to 50%, of the differences between actual results and specified targets of medical expense and may include a sharing of profits in excess of the targeted medical and administrative expenses, typically 7% to 10% of total premiums covered under the contract.

(l)	Stop-loss Coverage

      Stop-loss premiums, net of recoveries, are included in health benefits expense in the accompanying Consolidated Income Statements.

(m)	Impairment of Long-Lived Assets

      We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect our financial statements.

      In accordance with SFAS No. 144, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. No impairment of long-lived assets was recorded in 2003, 2002 or 2001.

      Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. No impairment of goodwill was recorded in 2003, 2002 or 2001.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At December 31, 2003, we served members who received health care benefits through nine contracts with the regulatory entities in the jurisdictions in which we operate. Five of these contracts individually accounted for 10% or more of our revenues for the year ended December 31, 2003, with the largest of these contracts representing approximately 20% of our revenues.

(3)	Short and Long-Term Investments and Investments on Deposit for Licensure

      The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity short-term investments are as follows at December 31, 2003 and 2002:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

2003:
Commercial paper	$1,000	$—	$—	$1,000
Auction rate securities	6,500	—	—	6,500
Debt securities of government sponsored entities	1,250	—	—	1,250

Total	$8,750	$—	$—	$8,750

2002:
Money market funds	$8,000	$—	$—	$8,000
Asset-backed securities	7,306	1	—	7,307
Debt securities of government sponsored entities	12,275	6	—	12,281

Total	$27,581	$7	$—	$27,588

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity long-term investments are as follows at December 31, 2003 and 2002:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding
	cost	gains	losses

2003:
Municipal bonds	$7,115	$3	$—
Debt securities of government sponsored entities, maturing within one year	1,500	1	—
Debt securities of government sponsored entities, maturing between one year and five years	103,215	146	96
Auction rate securities	7,303	—	3

Total	$119,133	$150	$99

2002:
Municipal bonds	$13,402	$31	$—
Debt securities of government sponsored entities, maturing	55,956	312	—
within one year Auction rate securities	2,000	—	—

Total	$71,358	$343	$—

      As a condition for licensure by various state governments to operate HMOs or MCOs, we are required to maintain certain funds on deposit with or under the control of the various departments of insurance. Accordingly, at December 31, 2003 and 2002, the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for these held-to-maturity securities are summarized as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

2003:
Money market funds	$4,718	$—	$—	$4,718
U.S. Treasury securities, maturing within one year	5,543	18	—	5,561
U.S. Treasury securities, maturing between one year and five years	407	1	—	408
Debt securities of government sponsored entities, maturing between one year and five years	22,432	61	4	22,489
Cash escrow account	2,246	—	—	2,246

Total	$35,346	$80	$4	$35,422

2002:
U.S. Treasury securities, maturing within one year	$1,203	$—	$—	$1,203
U.S. Treasury securities, maturing between one year and five years	5,543	—	54	5,489
Debt securities of government sponsored entities, maturing within one year	22,003	152	—	22,155
Cash escrow account	810	—	—	810

Total	$29,559	$152	$54	$29,657

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table summarizes our held-to-maturity investments with gross unrealized holding losses at December 31, 2003.

		Gross
		unrealized
	Fair	holding
Description of Securities	value	losses

Auction rate securities	$800	$3
Debt securities of government sponsored entities	26,283	100

Total temporarily impaired securities	$27,083	$103

      One auction rate security and thirteen debt securities of government sponsored entities had temporary declines in value as of December 31, 2003. All temporary declines in value of held-to-maturity investments have experienced declines in value for less than twelve months. The temporary declines in value are primarily due to fluctuations in market interest rates.

(4)	Property and Equipment, Net

      Property and equipment, net at December 31, 2003 and 2002 is summarized as follows:

	2003	2002

Leasehold improvements	$11,096	$7,427
Furniture and fixtures	6,669	6,709
Equipment	41,341	31,068

	59,106	45,204
Less accumulated depreciation and amortization	(28,003)	(16,927)

	$31,103	$28,277

(5)	Acquisitions

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Capital Community Health Plan

      Effective July 1, 2002, we purchased the Medicaid contracts and related assets of Capital Community Health Plan, or CCHP, in Washington, D.C. for $6,970, including acquisition costs. The assets purchased consisted primarily of CCHP’s rights to provide managed care services to its Medicaid members. During 2003, we settled on the final purchase price as provided under the asset purchase agreement and reduced goodwill by $963. Goodwill and other intangibles totaling $6,007 included $423 for identifiable intangibles allocated to the membership purchased. Identifiable intangibles with definite useful lives are being amortized based on the timing of related cash flows over eight years.

(d)	Physicians Healthcare Plans, Inc.

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

      Of the $124,260 acquisition cost which includes transaction costs, approximately $50,000 was financed through our then-existing credit facility with the balance funded through unregulated cash. Goodwill and other intangibles totaling $116,587 includes $8,990 of identifiable intangibles allocated to the rights to membership and a non-compete agreement. Intangible assets related to the non-compete agreement and rights to membership are being amortized based on the timing of related cash flows with an expected amortization of five to eleven years. A portion of the purchase price remains in escrow pending various settlement provisions between us and the former shareholders of PHP Holdings, Inc. Purchase price adjustments may arise in the future as a result of these settlements.

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets, including cash and cash equivalents	$31,668
Intangible assets	8,990
Goodwill	107,597
Other assets	2,482

Total assets acquired	150,737
Claims payable	20,421
Other liabilities	6,056

Total liabilities assumed	26,477

Net assets acquired	$124,260

      The following unaudited pro forma summary information presents the consolidated income statement information for the twelve month period ended December 31, 2002 as if the PHP transaction had been

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consummated on January 1, 2002, and does not purport to be indicative of what would have occurred had the acquisition been made at that date or of the results which may occur in the future.

Premium revenue	$1,412,916

Net income	$55,035

Diluted net income per share	$2.56

      The unaudited pro forma summary information reflects adjustments made to our historical financial statements by including the applicable results of operations of PHP’s Medicaid and SCHIP lines of business in Florida prior to the acquisition.

(e)	St. Augustine, AvMed, Inc.

      Effective July 1, 2003, we purchased the Medicaid contracts and related assets known as St. Augustine for $8,581. The assets purchased consisted primarily of St. Augustine’s rights to provide managed care services to its 26,000 Medicaid members who receive health care benefits under Florida’s Medicaid program in nine counties in the Miami/ Ft. Lauderdale, Orlando and Tampa markets. Goodwill and other intangibles totaling $8,581 includes $2,151 for identifiable intangibles allocated to a non-compete agreement and the rights to the membership. Intangible assets related to the non-compete agreement and the rights to the membership are being amortized based on the timing of related cash flows with an expected amortization of three to eight years.

(6)	Income Taxes

      Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	Current	Deferred	Total

Year ended December 31, 2003:
U.S. federal	$42,238	$(2,409)	$39,829
State and local	7,625	(863)	6,762

	$49,863	$(3,272)	$46,591

Year ended December 31, 2002:
U.S. federal	$25,798	$854	$26,652
State and local	5,895	139	6,034

	$31,693	$993	$32,686

Year ended December 31, 2001:
U.S. federal	$22,685	$(222)	$22,463
State and local	3,566	98	3,664

	$26,251	$(124)	$26,127

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to income before income taxes as a result of the following:

	Years ended December 31,

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$39,870	35.0%	$27,902	35.0%	$21,772	35.0%
Increase in income taxes resulting from:
State and local income taxes, net of federal income tax effect	4,395	3.9	3,922	4.9	2,382	3.8
Effect of nondeductible expenses and other, net	2,326	2.0	862	1.1	1,973	3.2

Total income tax expense	$46,591	40.9%	$32,686	41.0%	$26,127	42.0%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	December 31,

	2003	2002

Deferred tax assets:
Estimated claims incurred but not reported, a portion of which is deductible as paid for tax purposes	$2,338	$2,238
Vacation, bonus and other accruals, deductible as paid for tax purposes	5,844	2,529
Contractual allowances, deductible as written off for tax purposes	762	1,235
Other expenses, deductible in future periods for tax purposes	1,563	859
Goodwill, due to timing differences in book and tax amortization	209	117
Unearned revenue, included in income as received for tax purposes	4,330	1,965
State net operating loss/credit carryforwards, deductible in future periods for tax purposes	1,780	785

Gross deferred tax assets before valuation allowance	16,826	9,728
Less: Valuation allowance	—	(785)

Net deferred tax assets	16,826	8,943
Deferred tax liabilities:
Property and equipment, due to timing differences in book and tax depreciation	(5,271)	(3,659)
Deductible prepaid expenses and other	(2,293)	(2,064)

Gross deferred tax liabilities	(7,564)	(5,723)

Net deferred tax asset	$9,262	$3,220

      The valuation allowance for deferred tax assets decreased by $785 in 2003 which decreased income tax expense by the same amount. The decrease in this allowance was due to the utilization of a state tax credit carryforward that we had previously established a valuation allowance for in 2002. The increase in the valuation allowance of $785 in 2002 increased income tax by the same amount. The allowance was established in 2002 as the state tax credit carryforward was only available for use to the extent our regular tax liability exceeded the alternative minimum tax liability for a given year. Future projections in 2002 did not show the regular tax liability exceeding the alternative minimum tax; however, the credit was utilized in 2003. In assessing the realizability of

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income of $1,780 prior to the expiration of a state net operating loss carryforward in 2022 and 2023. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of those deductible differences at December 31, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      Income taxes payable were $7,005 and $2,360 at December 31, 2003 and 2002 and were included in accrued expenses, capital leases and other current liabilities.

(7)	Long-Term Debt

      On October 22, 2003, we entered into a $95,000 Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of banks. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $30,000. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 2.00% and 2.50% and the applicable margin for alternate base rate borrowings is between 1.00% and 1.50%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP Corporation and its wholly owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.375% to 0.50%, depending on the leverage ratio. The Credit Agreement terminates on October 22, 2006 and was undrawn as of December 31, 2003.

      During 2001, we entered into a Credit and Guaranty Agreement with a syndicate of banks to obtain a $60,000 revolving credit facility. In July 2002, we expanded the facility to include an additional bank and to increase the revolving credit facility to $75,000. The facility was secured by the assets of AMERIGROUP Corporation and by the common stock of its direct, wholly owned subsidiaries. At December 31, 2002, $50,000 was outstanding under the facility. Amounts outstanding under the facility accrued interest at one of the following rates, at our option: LIBOR plus the applicable margin or an alternate bank rate plus the applicable margin. The applicable margin for LIBOR borrowings was between 2.0% and 2.5%. The applicable margin for alternate bank rate borrowings was between 1.0% and 1.5%. The applicable margin varied depending on our leverage ratio. We also paid a 0.50% commitment fee on the unused portion of the facility. This credit facility was repaid during 2003 and replaced with the Credit Agreement.

      Pursuant to the Credit Agreement, we must meet certain financial covenants. These financial covenants include meeting certain financial ratios, a limit on annual capital expenditures, and a minimum net worth requirement.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Redeemable Preferred Stock

      Redeemable preferred stock is summarized as follows:

	Series A		Series B		Series C		Series E

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balances at January 1, 2001	8,000,000	$15,464	7,025,000	$25,324	6,480,000	$25,528	2,000,000	$11,874
Accreted dividends	—	1,058	—	1,792	—	1,932	—	1,446
Conversion of Series A, B and C preferred stock to common shares	(8,000,000)	(16,522)	(7,025,000)	(27,116)	(6,480,000)	(27,460)	—	—
Redemption of Series E mandatorily redeemable preferred stock	—	—	—	—	—	—	(2,000,000)	(13,320)

Balances at December 31, 2001	—	$—	—	$—	—	$—	—	$—

Series A, B and C

      The Series A, B and C preferred stock were convertible to common shares on a two-for-one basis, at the option of the preferred stockholder. The Series A, B and C preferred stock carried a noncumulative 10% dividend payable upon approval by the Board of Directors. We accreted dividends on Series A, B and C using the interest method and added the accrued dividends to the applicable redeemable preferred stock issue balance.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the terms of the Series E mandatorily redeemable preferred stock, dividends per share accrued as follows:

	First Tranche	Second Tranche

September 30, 1998	$2.05	$—
December 31, 1998	—	—
March 31, 1999	—	2.05
June 30, 1999	—	—
September 30, 1999	—	—
December 31, 1999	—	—
March 31, 2000	—	—
June 30, 2000	—	—
September 30, 2000	—	—
December 31, 2000	0.10	—
March 31, 2001	0.15	—
June 30, 2001	0.16	0.10
September 30, 2001	0.16	0.15

      The total of these dividends was charged to retained earnings on the interest method.

      The Series E stock, with cumulative dividends, was redeemed concurrent with our initial public offering.

(9)	Stock Option Plan

      In May 2003, our shareholders approved and we adopted the 2003 Equity Incentive Plan (2003 Plan), which provides for the granting of stock options, restricted stock, phantom stock and stock bonuses to employees, directors and consultants. We reserved for issuance a maximum of 1,650,000 shares of common stock under the 2003 Plan. In addition, shares remaining available for issuance under our 2000 Stock Plan (described below) and our 1994 Stock Plan (described below) will be available for issuance under the 2003 Plan. Under all plans, an option’s maximum term is ten years. As of December 31, 2003, we had a total of 1,311,878 options available for issuance under our 2003 Plan, 2000 Plan and 1994 Plan.

      In July 2000, we adopted the 2000 Equity Incentive Plan (2000 Plan), which provides for the granting of stock options, restricted stock, phantom stock and stock bonuses to employees, directors and consultants. We reserved for issuance a maximum of 2,064,000 shares of common stock under the 2000 Plan at inception. In addition, shares remaining available for issuance under our 1994 Stock Plan (described below) were available for issuance under the 2000 Plan. Twenty percent of the options vest upon grant date or at an employee’s hiring anniversary date, whichever is later, and five percent at the end of each three-month period thereafter.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock plans at December 31, 2003, 2002, and 2001 and the changes during the years then ended follows:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of year	2,414,934	$14.39	2,074,734	$7.92	1,776,029	$4.61
Granted	1,148,673	30.85	1,077,893	22.12	637,366	15.45
Exercised	695,139	14.78	647,548	5.87	218,428	1.61
Forfeited	185,736	20.52	90,145	19.07	120,233	10.25

Outstanding at end of year	2,682,732	$20.93	2,414,934	$14.39	2,074,734	$7.92

      The following table summarizes information related to the stock options outstanding at December 31, 2003:

		Weighted-
		average
		remaining	Weighted-		Weighted-
	Options	contractual	average	Options	average
Range of exercise prices	outstanding	life (years)	exercise price	exercisable	exercise price

$0.00 — $4.54	366,398	2.7	$1.00	357,153	$0.95
$4.55 — $9.07	102,122	5.7	$8.60	90,215	$8.60
$9.08 — $13.60	5,550	6.2	$11.78	3,087	$11.73
$13.61 — $18.14	502,167	7.0	$15.43	269,509	$15.25
$18.15 — $22.67	553,078	7.8	$21.25	251,855	$21.25
$22.68 — $27.21	649,417	8.4	$26.50	292,936	$26.46
$27.22 — $31.75	300,000	9.4	$31.26	—	$—
$31.76 — $36.28	3,000	0.2	$33.55	3,000	$33.55
$36.29 — $40.81	—	—	$—	—	$—
$40.82 — $45.35	201,000	8.3	$43.03	7,812	$43.32

	2,682,732	7.2	$20.93	1,275,567	$14.74

      On February 11, 2004, we granted an additional 539,729 options at an exercise price of $37.07.

      We apply APB Opinion No. 25 and related interpretations in accounting for our stock plans. Accordingly, compensation cost related to stock options issued to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During 2000, we recorded deferred charges of $1,833, representing the difference between the exercise price and the deemed fair value of our common stock for the options granted in 2000. The deferred compensation is being amortized to expense over the period the options vest, generally four to five years. We recognized $360, $358 and $360 in non-cash compensation expense related to the amortization of deferred compensation during 2003, 2002 and 2001, respectively.

      The fair value of each option grant is estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield for all years, risk-free interest rate of 3.2%, 3.6% and 4.3%, expected life of 6.7, 4.0 and 3.5 years and volatility of 44.6%, 49.7% and 0.0%, for the years ended December 31, 2003, 2002 and 2001, respectively. Volatility is estimated to be zero in 2001 because our common stock was not publicly traded until November 6, 2001.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Earnings Per Share

      The following table sets forth the calculation of basic and diluted net income per share:

	Year ended December 31,

	2003	2002	2001

Basic net income per share:
Net income	$67,324	$47,036	$36,080
Less: Accretion of convertible redeemable preferred stock dividends	—	—	(6,228)

Net income attributable to common stockholders	$67,324	$47,036	$29,852

Weighted average number of common shares outstanding	21,622,704	20,177,728	3,694,844

Basic net income per share	$3.11	$2.33	$8.08

Diluted net income per share:
Net income attributable to common stockholders	$67,324	$47,036	$29,852
Plus: Accretion of convertible preferred stock dividends assuming conversion	—	—	4,782

Diluted net income attributable to common stockholders	$67,324	$47,036	$34,634

Weighted average number of common shares outstanding	21,622,704	20,177,728	3,694,844
Dilutive effect of stock options and warrants (as determined by applying the treasury stock method) and convertible preferred stock	1,178,946	1,291,694	12,954,877

Weighted average number of common shares and dilutive potential common shares outstanding	22,801,650	21,469,422	16,649,721

Diluted net income per share	$2.95	$2.19	$2.08

(11)	Fair Value of Financial Instruments

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

      Long-term debt: The carrying amount of long-term debt approximates fair value as the interest rate of the outstanding debt fluctuates with market interest rates.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Commitments and Contingencies

(a) Minimum Reserve Requirements

      Regulations governing our managed care operations in New Jersey, Texas, Illinois, Maryland, Florida and the District of Columbia require the applicable subsidiary to meet certain minimum net worth requirements. Each subsidiary was in compliance with its requirements at December 31, 2003.

(b)	Malpractice

      We maintain professional liability coverage for certain claims which is provided by independent carriers and is subject to annual coverage limits. Professional liability policies are on a claims-made basis and must be renewed or replaced with equivalent insurance if claims incurred during its term, but asserted after its expiration, are to be insured.

(c)	Lease Agreements

      We are obligated under capital leases covering certain office equipment that expires at various dates during the next five years. At December 31, 2003 and 2002, the gross amount of office equipment and related accumulated amortization recorded under capital leases was as follows:

	2003	2002

Equipment	$17,268	$11,291
Less accumulated amortization	7,794	2,857

	$9,474	$8,434

      Amortization of assets held under capital leases is included with depreciation expense.

      We also lease office space under operating leases which expire at various dates through 2019. Future minimum payments by year and in the aggregate under all non-cancelable leases are as follows at December 31, 2003:

	Capital Leases	Operating Leases

2004	$4,794	$8,309
2005	3,589	8,234
2006	1,675	7,893
2007	868	6,941
2008	408	4,895
Thereafter	—	26,576

Total minimum lease payments	11,334	$62,848

Less amount representing interest	(816)

Present value of minimum lease payments	10,518
Less: Current installments of obligations under capital leases	(4,373)

Obligations under capital leases, excluding current installments	$6,145

      In connection with our acquisition of PHP effective January 1, 2003, AMERIGROUP Corporation agreed to guarantee a certain lease for office space occupied by a business operated by former management of PHP. Minimum lease payments under the guaranteed lease as of December 31, 2003 are $676 and $168 in 2004 and 2005, respectively. The fair value of the stand ready obligation under the guarantee is $34 and has been reflected

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the December 31, 2003 consolidated balance sheet. If the lessee defaults due to non-payment, all future rental payments are accelerated, subject to our right to cure, by bringing the payments up to date. The lease term ends in March 2005.

      Total rent expense for all office space and office equipment under non-cancelable operating leases was approximately $8,187, $5,459 and $3,476 in 2003, 2002 and 2001, respectively, and is included in selling, general and administrative expenses in the accompanying Consolidated Income Statements.

(d)	Deferred Compensation Plans

      Our employees have the option to participate in a deferred compensation plan sponsored by the Company. All full-time and most part-time employees of AMERIGROUP Corporation and subsidiaries may elect to participate in this plan. This plan is exempt from income taxes under Section 401(k) of the Internal Revenue Code. Participants may contribute a certain percentage of their compensation subject to maximum federal and plan limits. We may elect to match a certain percentage of each employee’s contributions up to specified limits. For the years ended December 31, 2003, 2002 and 2001, the matching contribution under the plan in total was $720, $794 and $389, respectively.

      During 2003, we added a long-term cash incentive award designed to retain certain key executives. Each eligible participant is assigned a cash target, the payment of which is deferred for three years. The amount of the target is dependent upon the participant’s performance against individual major job objectives in the first year of the program. The target award amount is funded equally over the three year period, with the funding being dependent upon the Company meeting its financial goals each year. An executive is eligible for payment of a long-term incentive earned in any one year only if the executive remains employed with the Company and is in good standing at the beginning of the third following year. The funding for the long-term cash incentive award was $1,326 at December 31, 2003 and was included in accrued expenses, capital leases and other current liabilities.

(e)	Legal Proceedings

      On July 18, 2002, Texas Children’s Hospital (TCH) in Houston filed suit in State District Court against AMERIGROUP Texas, Inc., our Texas subsidiary, seeking to be paid full-billed charges for all services rendered to our Texas subsidiary’s Medicaid members since October 1999. Our Texas subsidiary does not have a contract with TCH to provide services to its Medicaid members. When TCH provides services to our members, it does so as a non-network provider. On January 17, 2003, the physicians of Baylor College of Medicine (Baylor), non-network providers who provide medical services at TCH, filed suit against our Texas subsidiary seeking full-billed charges for services provided since October 1999 to our Texas Medicaid members. On July 7, 2003, TCH and Baylor added AMERIGROUP Corporation as an additional defendant to the lawsuits, alleging that we are directly liable for the obligations of our Texas subsidiary. The trial court ruled in November 2003 to abate the lawsuit pending TCH’s exhaustion of its administrative remedies with the Texas Health and Human Services Commission (HHSC). To our knowledge TCH has not initiated an administrative complaint in accordance with the court’s order. However, in March 2004 we received notice that HHSC had commenced a review of certain claims payment issues raised by TCH in early 2002 and which are part of the subject matter of the lawsuit.

      In May 2002, Capital Health Systems (Capital) in New Jersey filed an action in the Superior Court of New Jersey (the Court) against AMERIGROUP New Jersey, Inc., our New Jersey subsidiary, seeking to be paid full-billed charges for all services rendered to our New Jersey subsidiary’s Medicaid members since January 1, 2002. Our New Jersey subsidiary has not had a contract with Capital to provide services to its Medicaid members since December 31, 2001. As a result, services provided by Capital to our members since January 1, 2002 have been provided as a non-network provider. Capital asserts that our New Jersey subsidiary agreed to pay full-billed charges upon the expiration of our contract with them on December 31, 2001. The Court ruled in favor of Capital on August 8, 2003, and determined that our New Jersey subsidiary entered into a new contract with Capital as of

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2001. Capital filed a notice of motion for summary judgment on damages on September 12, 2003, seeking approximately $8.5 million. Capital’s motion was denied on December 5, 2003. We have petitioned the Appeals Court of New Jersey for leave to file an appeal of the Court’s summary judgment on the issue of liability. The petition is currently pending before the appellate division. Once a determination of damages is made, we intend to appeal the ruling.

      We believe in both cases that we have paid the providers in an appropriate manner. We have recorded in our financial statements amounts that represent our best estimates of outcomes that are reasonably probable. There can be no assurances that the ultimate outcome of either or both of these matters will not be materially different and could have a material effect on our consolidated financial position, results of operations, or liquidity.

(f)	Purchase Obligations

      Under certain contracts, we are committed to spend approximately $8,600 on software licensing and implementation expenses for our new claims payment system and leasehold improvements relating to a new building under construction in Virginia Beach, Virginia that we will begin leasing in 2004.

(13)	Employee Stock Purchase Plan

      On February 15, 2001, the Board of Directors approved and we adopted an Employee Stock Purchase Plan. All employees are eligible to participate except those employees who have been employed by us less than 90 days, whose customary employment is less than 20 hours per week or any employee who owns five percent or more of our common stock. Eligible employees may join the plan every six months. Purchases of common stock are priced at the lower of the stock price less 15% on the first day or the last day of the six month period. We have reserved for issuance 600,000 shares of common stock. We issued 35,039 and 52,706 shares under the Employee Stock Purchase Plan in 2003 and 2002, respectively.

(14)	Quarterly Financial Data (unaudited)

	Three months ended

2003	March 31	June 30	September 30	December 31

Premium revenue	$389,562	$392,331	$411,277	$422,338
Health benefits expenses	317,298	310,536	328,235	339,831
Selling, general and administrative expenses	44,070	46,945	46,781	49,060
Income before income taxes	23,570	30,265	30,911	29,169
Net income	13,694	17,977	18,185	17,468
Diluted net income per share	0.63	0.82	0.81	0.69
Weighted average number of common shares and dilutive potential shares outstanding	21,631,779	21,909,649	22,328,879	25,336,292

	Three months ended

2002	March 31	June 30	September 30	December 31

Premium revenue	$270,842	$276,821	$297,025	$307,948
Health benefits expenses	223,001	221,481	240,407	248,702
Selling, general and administrative expenses	29,921	32,318	33,927	37,243
Income before income taxes	16,986	21,662	21,102	19,972
Net income	9,886	12,916	12,450	11,784
Diluted net income per share	0.47	0.60	0.58	0.54
Weighted average number of common shares and dilutive potential shares outstanding	21,244,538	21,493,134	21,478,501	21,661,514

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

AMERIGROUP Corporation

      Under date of February 11, 2004, we reported on the consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated income statements and statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule II — Schedule of Valuation and Qualifying Accounts, which is also included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, the financial statement schedule, Schedule II — Schedule of Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

February 11, 2004

Norfolk, Virginia

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

		Additions-	Deductions-
	Balance	Amounts	Amounts
	Beginning	Charged to	Credited to	Balance End
Valuation Allowance on Deferred Tax Assets	of Year	Expenses	Expenses	of Year

Year Ended December 31, 2003	$785	$—	$785	$—
Year Ended December 31, 2002	—	785	—	785
Year Ended December 31, 2001	—	—	—	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures.

      Our Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 as amended) as of a date within 90 days of the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to AMERIGROUP (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

      (b) Changes in Internal Controls.

      Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART III.

Item 10.	Directors and Executive Officers of the Company

      The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on Wednesday, May 12, 2004. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2003.

      The information regarding Executive Officers is contained in Part I of this Report under the caption “Executive Officers of the Company.”

      The information regarding directors is incorporated herein by reference from the section entitled “PROPOSAL #1: ELECTION OF DIRECTORS” in the Proxy Statement.

      The information regarding the Company’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance” in the Proxy Statement.

Item 11.	Executive Compensation

      Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Officer Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
	and rights	rights	the first column)(1)

Equity compensation plans approved by security holders	2,682,732	$20.93	1,824,133
Equity compensation plans not approved by security holders	—	—	—
Total	2,682,732	$20.93	1,824,133

(1)	Includes a total of 1,311,878 shares not yet issued as of December 31, 2003 under the 1994 Stock Plan, the 2000 Equity Incentive Plan and the 2003 Equity Incentive Plan and 512,255 shares not yet issued under the Employee Stock Purchase Plan.

      In 2003, we issued options to purchase 1,148,673 shares of common stock to employees. All of these options were granted under AMERIGROUP’s 2000 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      Information regarding principal accountant fees and services is incorporated herein by reference from the section entitled “Proposal #2: APPOINTMENT OF INDEPENDENT AUDITORS” in the Proxy Statement.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements.

      The following financial statements are filed: Independent Auditors’ Report, Consolidated Balance Sheets, Consolidated Income Statements, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements.

      (a)(2) Financial Statement Schedules.

      The following financial statement schedule is filed: Schedule of Valuation and Qualifying Accounts

      (b) Reports on Form 8-K.

      We furnished a report on Form 8-K on February 17, 2004, announcing our earnings for the three and twelve months ended December 31, 2003.

      We filed a report on Form 8-K on November 12, 2003, disclosing an update to litigation involving our Texas subsidiary (See Part II, Item 1. Legal Proceedings).

      We furnished a report on Form 8-K on October 30, 2003, announcing our earnings for the three and nine months ended September 30, 2003.

      (c) Exhibits.

      The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-347410)).
10	.6.2	Amendments to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc., dated October 1, 2003.
10	.6.3	Amendments to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc., dated November 1, 2003.
10	.6.4	Amendments to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc., dated November 1, 2003.
10	.23.1	Amendment No. 8, to the 2002 Contract for Services between the HHS and HMO (Childrens Health Insurance Program Agreement), dated September 1, 2002.
14.1		Code of Ethics for Executives and Senior Financial Officers.
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Accountants, with respect to financial statements of the registrant.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 9, 2004.
31.2		Certification of Chief Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 9, 2004.
32		Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002, dated March 9, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia, on March 9, 2004.

AMERIGROUP CORPORATION

By:	/s/ KATHLEEN K. TOTH

Name: Kathleen K. Toth

Title:	Executive Vice President and

Chief Accounting Officer
(principal accounting officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JEFFREY L. MCWATERS Jeffrey L. McWaters	Chairman, Chief Executive Officer and President	March 9, 2004

/s/ KATHLEEN K. TOTH Kathleen K. Toth	Chief Accounting Officer	March 9, 2004

/s/ CARLOS A. FERRER Carlos A. Ferrer	Director	March 9, 2004

/s/ WILLIAM J. MCBRIDE William J. McBride	Director	March 9, 2004

/s/ UWE E. REINHARDT, PH.D. Uwe E. Reinhardt, Ph.D.	Director	March 9, 2004

/s/ RICHARD D. SHIRK Richard D. Shirk	Director	March 9, 2004

/s/ JEFFREY B. CHILD Jeffrey B. Child	Director	March 9, 2004