Form 10-Q
period 2004-03-31
AMERIGROUP CORP
filed 2004-05-07
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

      As of April 30, 2004, there were 24,742,985 shares outstanding of AMERIGROUP’s common stock, par value $0.01.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2004	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$388,112	$407,220
Short-term investments	29,499	8,750
Premium receivables	34,416	38,259
Deferred income taxes	8,144	10,164
Prepaid expenses and other current assets	15,873	15,995

Total current assets	476,044	480,388
Property and equipment, net	30,097	31,103
Software, net	10,639	11,055
Goodwill and other intangible assets, net	143,192	144,398
Long-term investments	112,956	119,133
Investments on deposit for licensure	35,457	35,346
Other long-term assets	5,443	4,598

	$813,828	$826,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$240,124	$239,532
Unearned revenue	26,749	54,324
Accounts payable	4,174	5,523
Accrued expenses, capital leases and other current liabilities	45,621	53,431

Total current liabilities	316,668	352,810
Deferred income taxes, capital leases and other long-term liabilities	10,100	11,497

Total liabilities	326,768	364,307

Stockholders’ equity:
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 24,742,448 and 24,444,622 at March 31, 2004 and December 31, 2003, respectively	247	244
Additional paid-in capital	338,599	331,751
Retained earnings	148,214	129,776
Deferred compensation	—	(57)

Total stockholders’ equity	487,060	461,714

	$813,828	$826,021

      See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited, dollars in thousands, except for per share data)

	Three months ended March 31,

	2004	2003

Revenues:
Premium	$422,335	$389,562
Investment income	1,960	1,688

Total revenues	424,295	391,250

Expenses:
Health benefits	342,247	317,298
Selling, general and administrative	45,487	44,070
Depreciation and amortization	5,624	5,762
Interest	181	550

Total expenses	393,539	367,680

Income before income taxes	30,756	23,570
Income tax expense	12,318	9,876

Net income	$18,438	$13,694

Net income per share:
Basic net income per share	$0.75	$0.66

Weighted average number of common shares outstanding	24,562,414	20,613,772

Diluted net income per share	$0.72	$0.63

Weighted average number of common shares and dilutive potential common shares outstanding	25,629,465	21,631,779

      See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Three months
	ended March 31,

	2004	2003

Cash flows from operating activities:
Net income	$18,438	$13,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,624	5,762
Loss on disposal or abandonment of property, equipment and software	1,112	3
Deferred tax expense (benefit)	931	(662)
Amortization of deferred compensation	57	90
Tax benefit related to exercise of stock options	2,397	89
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	3,843	2,455
Prepaid expenses and other current assets	122	753
Other assets	(816)	(721)
Claims payable	592	24,682
Accounts payable, accrued expenses and other liabilities	(4,984)	(7,092)
Unearned revenue	(27,575)	(783)
Other long-term liabilities	338	838

Net cash provided by operating activities	79	39,108

Cash flows from investing activities:
Proceeds from redemption of held-to-maturity investments	79,459	47,080
Purchase of held-to-maturity investments	(94,031)	(97,252)
Purchase of property, equipment and software	(3,999)	(3,307)
Proceeds from redemption of investments on deposit for licensure	30,083	3,404
Purchase of investments on deposit for licensure	(30,194)	(4,075)
Purchase of contract rights and related assets	48	—
Cash acquired through stock acquisition	—	27,483

Net cash used in investing activities	(18,634)	(26,667)

Cash flows from financing activities:
Net increase (decrease) in bank overdrafts	(3,876)	52
Repayments of borrowings under credit facility	—	(2,000)
Payment of capital lease obligations	(1,131)	(852)
Proceeds from exercise of common stock options	4,454	866

Net cash used in financing activities	(553)	(1,934)

Net increase (decrease) in cash and cash equivalents	(19,108)	10,507
Cash and cash equivalents at beginning of period	407,220	207,996

Cash and cash equivalents at end of period	$388,112	$218,503

Supplemental disclosures of cash flow information:
Cash paid for interest	$92	$556

Cash paid for income taxes	$2,591	$2,329

      On January 1, 2003, we completed our acquisition of PHP Holdings, Inc. and its subsidiary Physicians Health Plans, Inc., or PHP. The purchase price was deposited in a restricted escrow account on December 31, 2002. The following summarizes the cash paid for this acquisition:

Assets acquired, including cash of $27,483	$150,731
Liabilities assumed	26,471

Total purchase price	$124,260

      See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in thousands, except per share data)

      1. The accompanying condensed consolidated financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2004 and operating results for the interim periods. The December 31, 2003 balance sheet information was derived from the audited consolidated financial statements as of that date.

      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 contained in our Annual Report on Form 10-K filed March 9, 2004. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

      Certain 2003 amounts have been reclassified to conform to the current period financial statement presentation.

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

	Three months
	ended March 31,

	2004	2003

Basic net income per share:
Net income	$18,438	$13,694

Weighted average number of common shares outstanding	24,562,414	20,613,772

Basic net income per share	$0.75	$0.66

Diluted net income per share:
Net income	$18,438	$13,694

Weighted average number of common shares outstanding	24,562,414	20,613,772
Dilutive effect of stock options (as determined by applying the treasury stock method)	1,067,051	1,018,007

Weighted average number of common shares and dilutive potential common shares outstanding	25,629,465	21,631,779

Diluted net income per share	$0.72	$0.63

      3. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended (SFAS No. 123), we have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 148, Stock-Based Compensation (SFAS No. 148), requires that we illustrate the effect on net income and net income per share if we had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three months
	ended March 31,

	2004	2003

Net income:
Reported net income	$18,438	$13,694
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,104	2,029

Pro forma net income	$16,334	$11,665

Basic net income per share:
Reported basic net income per share	$0.75	$0.66
Pro forma basic net income per share	0.66	0.57
Diluted net income per share:
Reported diluted net income per share	$0.72	$0.63
Pro forma diluted net income per share	0.65	0.54

      As of March 31, 2004, we had 2,750,490 options outstanding with a weighted average exercise price of $24.54. For the three months ended March 31, 2004, we granted 539,438 options with a weighted average exercise price of $37.13 and an average fair value of $11.97.

      The fair value of each 2004 option grant is estimated on the date of grant using an option pricing model with the following assumptions for the three months ended March 31, 2004: no dividend yield, risk-free interest rate of 2.80%, expected life of 5.28 years and volatility of 29.65%.

      4. In April 2004, the Maryland Legislature enacted a budget for the fiscal year beginning July 1, 2004 that included a provision that would reduce the premium paid to managed care organizations which did not meet certain medical quality outcomes and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. The budget provided that the adjustment would take the form of premium reductions starting July 1, 2004 through June 30, 2005. The details surrounding the implementation of this provision are not finalized. Therefore, the impact on the Company cannot be reasonably estimated at this time. However, the impact could have a material adverse effect on our results of operations. An estimate of the range of premiums to be recouped from all impacted parties could be from zero to approximately $7,400.

      5. On July 18, 2002, Texas Children’s Hospital (TCH) in Houston filed suit in State District Court against AMERIGROUP Texas, Inc., our Texas subsidiary, seeking to be paid full-billed charges for all services rendered to our Texas subsidiary’s Medicaid members since October 1999. Our Texas subsidiary does not have a contract with TCH to provide services to its Medicaid members. When TCH provides services to our members, it does so as a non-network provider. On January 17, 2003, the physicians of Baylor College of Medicine, or Baylor, non-network providers who provide medical services at TCH, filed suit against our Texas subsidiary seeking full-billed charges for services provided since October 1999 to our Texas Medicaid members. On July 7, 2003, TCH and Baylor added AMERIGROUP Corporation as an additional defendant to the lawsuits, alleging that we are directly liable for the obligations of our Texas subsidiary. The trial court ruled in November 2003 to abate the lawsuit pending TCH’s exhaustion of its administrative remedies with the Texas Health and Human Services Commission (HHSC). To our knowledge, TCH has not initiated an administrative complaint in accordance with the court’s order. However, in March 2004, we received notice that HHSC had commenced a review of certain claims payment issues raised by TCH in early 2002 which are part of the subject matter of the lawsuit. TCH and Baylor requested an early review of the Court’s decision by the Court of Appeals in a Writ of Mandamus action. The Court has not rendered a decision in this mandamus action.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2002, Capital Health Systems (Capital) in New Jersey filed an action in the Superior Court of New Jersey (the Court) against AMERIGROUP New Jersey, Inc., our New Jersey subsidiary, seeking to be paid full-billed charges for all services rendered to our New Jersey subsidiary’s Medicaid members since January 1, 2002. Our New Jersey subsidiary has not had a contract with Capital to provide services to its Medicaid members since December 31, 2001. As a result, services provided by Capital to our members since January 1, 2002 have been provided as a non-network provider. Capital asserts that our New Jersey subsidiary agreed to pay full-billed charges upon the expiration of our contract with them on December 31, 2001. The Court ruled in favor of Capital on August 8, 2003, and determined that our New Jersey subsidiary entered into a new contract with Capital as of December 31, 2001. Capital filed a notice of motion for summary judgment on damages on September 12, 2003, seeking approximately $8,500. Capital’s motion was denied on December 5, 2003. No trial date on damages is currently scheduled.

      We believe in both cases that we have paid the providers in an appropriate manner. However, we have recorded in our financial statements amounts that represent our best estimates of outcomes that are considered probable. There can be no assurances that the ultimate outcome of either or both of these matters will not be materially different and each or both could have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

      This Quarterly Report on Form 10-Q, and other information we provide from time-to-time, contain certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected 2004 performance and future financial position, membership, revenues, operating cash flows, health benefits expenses, seasonality of health benefits expenses, selling, general and administrative expenses, capital expenditures, days in claims payable, income tax rates, earnings per share, net income growth, results of operations or cash flows, our continued performance improvements, our ability to service our debt obligations and refinance our debt obligations, our ability to finance growth opportunities, our expectations on the effective date and successful integration of acquisitions, our ability to respond to changes in government regulations, and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans,” and other similar expressions are forward-looking statements.

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

      Investors should also refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and therefore caution investors not to place undue reliance on them.

Overview

      We are a multi-state managed health care company focused on serving people who receive health care benefits through publicly-sponsored programs, including Medicaid, State Children’s Health Insurance Program, or SCHIP and FamilyCare. We were founded in December 1994 with the objective to become the leading managed care organization in the United States focused on serving people who receive these types of benefits. As we begin our tenth year of operations, we believe that managed health care remains the only mechanism that significantly reduces medical cost trends and helps our state partners control their costs.

      In our first quarter ended March 31, 2004, we increased our total revenues by 8.4% over the same period in 2003. Our first quarter 2004 revenue growth was due to a number of factors including:

•	Growth in existing service areas;

–	Existing service areas’ premium revenues increased 5.9% from the first quarter of 2004 compared to the first quarter of 2003

–	Our first quarter 2004 existing service areas’ membership increased by 42,000, or 5.4%, compared to the same period in 2003

•	Rate increases from the states in which we operate to cover expense trends, benefit changes and premium tax;

•	Growth through acquisitions — Effective July 1, 2003, we acquired the Medicaid contract rights and related assets of St. Augustine Medicaid, or St. Augustine, a division of AvMed., Inc. which added membership to our existing operations in Florida. St. Augustine operates in nine counties in the Miami/ Fort Lauderdale, Orlando and Tampa markets and served approximately 26,000 members at the time of acquisition; and

•	These increases were partially offset by a lower average premium per member due to changes in the membership mix by product.

      Our health benefits ratio (HBR) was 81.0% for the three months ended March 31, 2004, compared to 81.4% in the same period of the prior year. The variance in the HBR year-over-year is primarily due to additional health benefits expenses related to the PHP acquisition in early 2003.

      Selling, general and administrative expenses (SG&A) were 10.7% of total revenues for the first quarter of 2004 compared to 11.3% in the first quarter of 2003. Technological improvements made during 2003 continue to help us leverage our SG&A. In the first quarter of 2003, we experienced transition costs for the PHP acquisition, as well as certain costs related to the implementation of the Health Insurance Portability and Accountability Act of 1996, or HIPAA.

      Cash and investments totaled $566.1 million at March 31, 2004. A portion of this cash was regulated by state capital requirements. However, $212.9 million of our cash and investments was unregulated and held at the parent level.

      We continue to expect acquisitions and new market entries to be an important part of our growth strategy. Almost 45% of our membership has resulted from nine acquisitions and we are currently evaluating potential acquisition opportunities. We have entered into a contract with the Texas Department of Health and Human Services Commission to begin coordinating Medicaid managed care benefits in the Travis County, Texas service area on June 1, 2004.

      In April 2004, the Maryland Legislature enacted a budget for the fiscal year beginning July 1, 2004 that included a provision that would reduce the premium paid to managed care organizations which did not meet certain medical quality outcomes and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. The budget provided that the adjustment would take the form of premium reductions starting July 1, 2004 through June 30, 2005. The details surrounding the implementation of this provision are not finalized. Therefore, the impact on the Company cannot be reasonably estimated at this time. However, the impact could have a material adverse effect on our results of operations. An estimate of the range of premiums to be recouped from all impacted parties could be from zero to approximately $7.4 million.

      The State of Michigan recently announced that we won a competitive bid and signed a letter of intent with the Michigan Office of Financial and Insurance Services (OFIS) to acquire The Wellness Plan (Wellness). Wellness has been in rehabilitation under the supervision of the State since July 2003. Completion of the transaction was subject to certain factors including negotiation of acceptable new premium rates, a successful re-bid for existing contracts and approval by our Board of Directors. On May 6, 2004, we informed OFIS of our decision to terminate negotiations for the purchase of Wellness.

      The following table sets forth the approximate number of our members we serve in each of our service areas on the dates presented.

	March 31,

Market	2004	2003

Houston	149,000	138,000
Dallas	89,000	89,000
Fort Worth	102,000	78,000
New Jersey	101,000	99,000
Maryland	124,000	126,000
District of Columbia	37,000	37,000
Chicago	33,000	32,000
Tampa	132,000	114,000
Orlando	42,000	49,000
Miami/ Fort Lauderdale	58,000	37,000

Total	867,000	799,000

Percentage growth from March 31, 2003 to March 31, 2004	8.5%

      The following table sets forth the approximate number of our members we serve in each of our products on the dates presented.

	March 31,

Product	2004	2003

AMERICAID (Medicaid — TANF)	589,000	519,000
AMERIKIDS (SCHIP)	189,000	189,000
AMERIPLUS (Medicaid — SSI)	74,000	67,000
AMERIFAM (FamilyCare)	15,000	24,000

Total	867,000	799,000

Results of Operations

      The following table sets forth selected operating ratios. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three months
	ended March 31,

	2004	2003

Premium revenue	99.5%	99.6%
Investment income	0.5	0.4

Total revenues	100.0%	100.0%

Health benefits (1)	81.0%	81.4%
Selling, general and administrative expenses	10.7%	11.3%
Income before income taxes	7.2%	6.0%
Net income	4.3%	3.5%

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three Month Period Ended March 31, 2004 Compared to Three Month Period Ended March 31, 2003

Revenues

      Premium revenues for the three months ended March 31, 2004 increased $32.7 million, or 8.4%, to $422.3 million from $389.6 million for the three months ended March 31, 2003. The increase was due to internal growth in overall membership, the St. Augustine acquisition and premium rate increases. These increases were partially offset by a lower average premium per member due to changes in the membership mix by product. Total membership increased by 68,000, or 8.5%, to 867,000 as of March 31, 2004, from 799,000 as of March 31, 2003.

      Investment income increased $0.3 million to $2.0 million for the three months ended March 31, 2004 from $1.7 million for the three months ended March 31, 2003. The increase in investment income was due to an increase in overall levels of cash and investments partially offset by increased levels of investments in tax-advantaged securities and the continued decline in market interest rates. Cash and investment levels have increased primarily due to proceeds from our October 2003 public offering of common stock.

Health benefits

      Expenses relating to health benefits for the three months ended March 31, 2004 increased $24.9 million, or 7.8%, to $342.2 million from $317.3 million for the three months ended March 31, 2003. The increase in health benefits expense was primarily due to the increase in membership of 68,000 members. Our health benefits ratio was 81.0% for the first quarter versus 81.4% in the prior year. The variance in the HBR year-over-year is primarily due to additional health benefits expenses related to the PHP acquisition in early 2003.

Selling, general and administrative expenses

      SG&A for the three months ended March 31, 2004 increased $1.4 million, or 3.2%, to $45.5 million from $44.1 million for the three months ended March 31, 2003. The increase in SG&A was primarily due to expenses supporting our increased membership and market development activities. Our SG&A ratio to total revenue was 10.7% and 11.3% for the three months ended March 31, 2004 and 2003, respectively. The improved ratio was primarily due to technological improvements, as well as certain costs we incurred during the three months ended March 31, 2003, relating to HIPAA implementation and our entry into the Florida market.

Interest expense

      Interest expense was $0.2 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively. The decrease primarily relates to borrowings outstanding during the three month period ended March 31, 2003 on our credit facility used to partially finance the PHP acquisition. We used a portion of the net proceeds from our October 2003 public offering of common stock to repay the $30.0 million balance outstanding under our credit facility. During the quarter ended March 31, 2004, our credit facility was undrawn.

Provision for income taxes

      Income tax expense for the three months ended March 31, 2004 was $12.3 million with an effective tax rate of 40.1% as compared to $9.9 million in the three months ended March 31, 2003 with an effective tax rate of 41.9%. The effective tax rate decreased primarily due to increased investments in tax-advantaged securities, decreases in the amount of non-deductible amortization related to the PHP acquisition for 2004 compared to 2003 and changes in our blended state income tax rate.

Liquidity and capital resources

      Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flow from operations and borrowings under our credit facility. As of March 31, 2004, we had cash and cash equivalents of $388.1 million, short and long-term investments of $142.5 million and restricted investments on deposit for licensure of $35.5 million. Total cash and investments as of March 31, 2004 was $566.1 million, a portion of which is restricted by state regulatory requirements, compared to $398.1 million as of March 31, 2003 and $570.4 million as of December 31, 2003. Unrestricted cash and investments as of March 31, 2004 were approximately $212.9 million.

      On October 22, 2003, we entered into a $95.0 million Amended and Restated Credit Agreement (credit facility) with a syndicate of banks. The credit facility contains a provision which allows us to obtain, subject to certain conditions, an increase in commitments of up to an additional $30.0 million. The proceeds of the credit facility are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. There is a commitment fee on the unused portion of the credit facility that ranges from 0.375% to 0.50%, depending on our leverage ratio. The credit facility terminates on October 22, 2006.

      Cash provided by operating activities was $0.1 million for the three months ended March 31, 2004, compared to $39.1 million for the three months ended March 31, 2003. The decrease in cash from operations was primarily due to timing differences related to the receipt of unearned revenue and decreases in the change in claims payable attributable to the acquisition of PHP, partially offset by an increase in net income.

      For the three months ended March 31, 2004, cash used in investing activities was $18.6 million compared to $26.7 million for the three months ended March 31, 2003. Cash used in investing activities related primarily to net purchases of investments and purchases of property, equipment and software. We currently anticipate total capital expenditures for property, equipment and software to be approximately $30.0 million to $34.0 million in 2004.

      Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of March 31, 2004, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is currently six months. We utilize investment vehicles such as municipal bonds, commercial paper, U.S. government backed agencies, auction-rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted average taxable equivalent yield on consolidated investments as of March 31, 2004 was approximately 1.48%.

      Cash used in financing activities was $0.6 million for the three months ended March 31, 2004 compared to $1.9 million for the three months ended March 31, 2003. The decrease primarily related to payments made under our credit facility during the three month period ended March 31, 2003.

      We believe that existing cash and investment balances, internally generated funds and available funds under our credit facility will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      As of March 31, 2004 we had short-term investments of $29.5 million, long-term investments of $113.0 million and investments on deposit for licensure of $35.5 million. These investments consist of highly liquid investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in money market funds, U.S. Treasury securities, asset-backed securities, debt securities of government sponsored entities, municipal bonds and auction rate securities. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would expect any decrease in the value of these investments resulting from changes in market interest rates to be temporary. As of March 31, 2004, a hypothetical 1% change in interest rates would result in an approximate $1.8 million change in our annual investment income.

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

      (b) Changes in Internal Controls Over Financial Reporting. There were no material changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the period covered by this report. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the Company is evaluating its internal controls and is in the process of making changes to improve the effectiveness of its internal control structure.

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

      On November 10, 2003, the Court granted our Motion to Abate the claims of TCH and Baylor and further ordered that there be no further discovery or other action by the parties on these claims until TCH and Baylor have completed the administrative process with HHSC. To our knowledge, TCH has not initiated an administrative complaint in accordance with the Court’s order. However, in March 2004 we received notice from HHSC that it had commenced a review of certain claims payment issues raised by TCH in early 2002 and which are part of the subject matter of the lawsuit.

      TCH and Baylor requested an early review of the Court’s decision by the Court of Appeals in a Writ of Mandamus action. The Court has not rendered a decision in this mandamus action.

      In May 2002, Capital Health Systems, or Capital, in New Jersey filed an action against our New Jersey subsidiary, in the Superior Court of New Jersey, Mercer County Law Division, seeking to be paid full-billed charges for all services rendered to our New Jersey subsidiary’s Medicaid members since January 1, 2002. Our New Jersey subsidiary has not had a contract with Capital to provide services to its Medicaid members since December 31, 2001. As a result, services provided by Capital to our members since January 1, 2002 have been provided as a non-network provider. Capital asserts that our New Jersey subsidiary agreed to pay full-billed charges upon the expiration of our contract with them on December 31, 2001. The Court ruled in favor of Capital on August 8, 2003, and determined that our New Jersey subsidiary entered into a new contract with Capital as of December 31, 2001. Capital filed a notice of motion for summary judgment on damages on September 12, 2003, seeking approximately $8.5 million. Capital’s motion was denied on December 5, 2003. Our petition for leave to file an interlocutory appeal of the Court’s summary judgment on the issue of liability was denied by the Court of Appeals. No trial date on damages is currently scheduled.

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

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      On October 16, 2003, we completed a public offering of 3,162,500 shares of common stock, including an over-allotment issuance of 412,500 shares. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3, Registration Number 333-108531, which was declared effective by the Securities and Exchange Commission on October 9, 2003 and Registration Statement on Form S-3, Registration Number 333-109609, filed with the Securities and Exchange Commission pursuant to Rule 462(b) of the General Rules and Regulations under the Securities Act of 1933, as amended, on October 9, 2003. All 3,162,500 shares sold in the public offering were sold at a price of $46.50 per share. We received proceeds from the offering of approximately $139.0 million, net of approximately $7.4 million of underwriting fees and $0.7 million of expenses. On October 21, 2003, we used $30.0 million of proceeds from the offering to repay the outstanding balance of our credit facility. The balance of approximately $109.0 million will be used for general corporate purposes, including acquisitions of businesses, assets and technologies.

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

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      a. Exhibits:

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-347410)).
10.1.	1	Amendment, dated March 1, 2004, to the 1999 Contract for Services between the HHS and HMO (Harris Service Area).
10.2.	1	Amendment, dated March 1, 2004, to the 1999 Contract for Services between the HHS and HMO (Tarrant Service Area).
10.3.	1	Amendment, dated March 1, 2004, to the 1999 Contract for Services between the HHS and HMO (Harris County Service Area STAR+Plus Contract).
10.5.	1	Amendment, dated September 1, 2003, to the 2000 Contract for Services between the HHS and HMO (Children’s Health Insurance Program Agreement), dated September 1, 2003.
10.42		Contract for Services between Texas Health and Human Services Commission and AMERIGROUP Texas, Inc. (Travis County), dated June 1, 2004.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 7, 2004.
31.2		Certification of Chief Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 7, 2004.
32		Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 7, 2004.

Reports on Form 8-K

      We furnished a report on Form 8-K on April 29, 2004, announcing our earnings for the three months ended March 31, 2004.

      We filed a report on Form 8-K on April 8, 2004, announcing Thomas E. Capps was elected to AMERIGROUP’s Board of Directors on April 5, 2004.

      We furnished a report on Form 8-K on February 18, 2004, announcing our earnings for the three and twelve months ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP CORPORATION

Date: May 7, 2004	By: /s/ JEFFREY L. MCWATERS

Chairman and Chief Executive Officer

Date: May 7, 2004	By: /s/ KATHLEEN K. TOTH

Executive Vice President and Chief Accounting Officer (principal financial officer)