Form 10-Q
period 2004-06-30
AMERIGROUP CORP
filed 2004-08-04
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

      As of August 2, 2004, there were 24,880,522 shares outstanding of AMERIGROUP’s common stock, par value $.01.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3
	Condensed Consolidated Income Statements for the three and six month periods ended June 30, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2004 and 2003	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	15
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	19
EX-10.6.5
EX-10.7.7
EX-10.17.7
EX-10.22.2
EX-10.22.3
EX-10.43
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)

	June 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$296,332	$407,220
Short-term investments	53,265	8,750
Premium receivables	37,819	38,259
Deferred income taxes	8,232	10,164
Prepaid expenses and other current assets	15,538	15,995

Total current assets	411,186	480,388
Property and equipment, net	33,422	31,734
Software, net	9,789	10,424
Goodwill and other intangible assets, net	142,251	144,398
Long-term investments	190,333	119,133
Investments on deposit for licensure	37,466	35,346
Other long-term assets	5,256	4,598

	$829,703	$826,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$232,918	$239,532
Unearned revenue	28,818	54,324
Accounts payable	4,207	5,523
Accrued expenses, capital leases and other current liabilities	43,117	53,431

Total current liabilities	309,060	352,810
Deferred income taxes, capital leases and other long-term liabilities	9,665	11,497

Total liabilities	318,725	364,307

Stockholders’ equity:
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 24,872,569 and 24,444,622 at June 30, 2004 and December 31, 2003, respectively	249	244
Additional paid-in capital	341,669	331,751
Retained earnings	169,060	129,776
Deferred compensation	—	(57)

Total stockholders’ equity	510,978	461,714

	$829,703	$826,021

      See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, dollars in thousands, except for per share data)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Revenues:
Premium	$435,918	$392,331	$858,253	$781,893
Investment income	2,217	1,693	4,177	3,381

Total revenues	438,135	394,024	862,430	785,274

Expenses:
Health benefits	354,415	310,536	696,662	627,834
Selling, general and administrative	43,728	46,945	89,215	91,015
Depreciation and amortization	5,266	5,732	10,890	11,494
Interest	194	546	375	1,096

Total expenses	403,603	363,759	797,142	731,439

Income before income taxes	34,532	30,265	65,288	53,835
Income tax expense	13,686	12,288	26,004	22,164

Net income	$20,846	$17,977	$39,284	$31,671

Net income per share:
Basic net income per share	$0.84	$0.87	$1.59	$1.53

Weighted average number of common shares outstanding	24,800,412	20,764,458	24,681,413	20,689,531

Diluted net income per share	$0.81	$0.82	$1.53	$1.45

Weighted average number of common shares and dilutive potential common shares outstanding	25,791,480	21,909,649	25,710,472	21,770,714

      See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six months
	ended June 30,

	2004	2003

Cash flows from operating activities:
Net income	$39,284	$31,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,890	11,494
Loss on disposal or abandonment of property, equipment and software	945	—
Deferred tax expense	1,103	1,231
Amortization of deferred compensation	57	180
Tax benefit related to exercise of stock options	3,385	925
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	440	1,889
Prepaid expenses and other current assets	457	(939)
Other assets	(974)	(918)
Claims payable	(6,614)	3,707
Accounts payable, accrued expenses and other liabilities	(5,469)	(11,769)
Unearned revenue	(25,506)	(23,449)
Other long-term liabilities	787	1,130

Net cash provided by operating activities	18,785	15,152

Cash flows from investing activities:
Proceeds from redemption of held-to-maturity investments	101,634	131,167
Purchase of held-to-maturity investments	(217,349)	(122,091)
Purchase of property, equipment and software	(10,473)	(6,406)
Proceeds from redemption of investments on deposit for licensure	35,225	6,670
Purchase of investments on deposit for licensure	(37,345)	(10,624)
Purchase of contract rights and related assets, net of adjustments	48	(8,209)
Cash acquired through stock acquisition	—	27,483

Net cash (used in) provided by investing activities	(128,260)	17,990

Cash flows from financing activities:
Net (decrease) increase in bank overdrafts	(5,315)	1,383
Repayments of borrowings under credit facility	—	(11,000)
Payment of capital lease obligations	(2,636)	(1,942)
Proceeds from exercise of common stock options	6,538	2,776

Net cash used in financing activities	(1,413)	(8,783)

Net (decrease) increase in cash and cash equivalents	(110,888)	24,359
Cash and cash equivalents at beginning of period	407,220	207,996

Cash and cash equivalents at end of period	$296,332	$232,355

Supplemental disclosures of cash flow information:
Cash paid for interest	$285	$1,103

Cash paid for income taxes	$21,334	$22,557

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$1,527

      On January 1, 2003, we completed our acquisition of PHP Holdings, Inc. and its subsidiary Physicians Health Plans, Inc. (PHP). The purchase price was deposited in a restricted escrow account on December 31, 2002. The following summarizes the cash paid for this acquisition:

Assets acquired, including cash of $27,483.	$150,731
Liabilities assumed	26,471

Total purchase price	$124,260

      See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in thousands, except per share data)

      1. The accompanying condensed consolidated financial statements as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2004 and operating results for the interim periods. The December 31, 2003 balance sheet information was derived from the audited consolidated financial statements as of that date.

      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

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

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Basic net income per share:
Net income	$20,846	$17,977	$39,284	$31,671

Weighted average number of common shares outstanding	24,800,412	20,764,458	24,681,413	20,689,531

Basic net income per share	$0.84	$0.87	$1.59	$1.53

Diluted net income per share:
Net income	$20,846	$17,977	$39,284	$31,671

Weighted average number of common shares outstanding	24,800,412	20,764,458	24,681,413	20,689,531
Dilutive effect of stock options (as determined by applying the treasury stock method)	991,068	1,145,191	1,029,059	1,081,183

Weighted average number of common shares and dilutive potential common shares outstanding	25,791,480	21,909,649	25,710,472	21,770,714

Diluted net income per share	$0.81	$0.82	$1.53	$1.45

      3. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended (SFAS No. 123), we have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of our stock at the date of

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 148, Stock-Based Compensation (SFAS No. 148), requires that we illustrate the effect on net income and net income per share if we had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements.

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income:
Reported net income	$20,846	$17,977	$39,284	$31,671
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,304	2,455	4,408	4,484

Pro forma net income	$18,542	$15,522	$34,876	$27,187

Basic net income per share:
Reported basic net income per share	$0.84	$0.87	$1.59	$1.53
Pro forma basic net income per share	0.75	0.75	1.41	1.31
Diluted net income per share:
Reported diluted net income per share	$0.81	$0.82	$1.53	$1.45
Pro forma diluted net income per share	0.73	0.72	1.37	1.26

      As of June 30, 2004, we had 2,632,317 options outstanding with a weighted average exercise price of $25.12. For the six months ended June 30, 2004, we granted 558,438 options with a weighted average exercise price of $37.22.

      The fair value of each 2004 option grant is estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 2.80% and 4.08%, expected life of 5.28 years and 6.16 years and volatility of 29.65% and 30.62% for the first and second quarters of 2004, respectively.

      4. In April 2004, the Maryland Legislature enacted a budget for the fiscal year beginning July 1, 2004 that included a provision that would reduce the premium paid to managed care organizations which did not meet certain Health Plan Employer Data and Information Set (HEDIS) scores and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. In May 2004, the Maryland Secretary of Health and Mental Hygiene, in consultation with Maryland’s legislative leadership, determined AMERIGROUP’s premium recoupment to be $846 before income tax effects. A liability for the recoupment was recorded with a corresponding charge to premium revenue during the three months ended June 30, 2004.

      5. On July 18, 2002, Texas Children’s Hospital (TCH) in Houston filed suit in State District Court against AMERIGROUP Texas, Inc., our Texas subsidiary, seeking to be paid full-billed charges for all services rendered to our Texas subsidiary’s Medicaid members since October 1999. Our Texas subsidiary does not have a contract with TCH to provide services to its Medicaid members. When TCH provides services to our members, it does so as a non-network provider. On January 17, 2003, the physicians of Baylor College of Medicine (Baylor), non-network physicians who provide medical services at TCH, filed suit against our Texas subsidiary seeking full-billed charges for services provided since October 1999 to our Texas Medicaid members. On July 7, 2003, TCH and Baylor added AMERIGROUP Corporation as an additional defendant to the lawsuits, alleging that we are directly liable for the obligations of our Texas subsidiary. The trial court ruled in November 2003 to abate the lawsuit pending TCH’s exhaustion of its administrative remedies with the Texas Health and Human Services Commission (HHSC). TCH and Baylor requested an early review of

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Court’s decision by the Court of Appeals, which was denied. To our knowledge, TCH has not initiated an administrative complaint in accordance with the court’s order. No trial date has been set.

      In March 2004, we received notice that HHSC had commenced a review of certain claims payment issues raised by TCH in early 2002 which are a portion of the claims that are the subject matter of the lawsuit. On June 7, 2004, HHSC issued its findings stating that our Texas subsidiary had not demonstrated that its out-of-network reimbursement methodology for these claims was reasonable and customary. HHSC required our Texas subsidiary to file a corrective action plan and to pay TCH approximately $385 in interest on these claims. On June 14, 2004, our Texas subsidiary filed a corrective action plan in which it agreed to pay TCH the required interest payment and to reimburse TCH for this portion of the claims an additional $837, which is the difference between the amount previously paid and the amount that TCH would have received if the claims had been paid using the out-of-network rate methodology affirmatively approved by HHSC on December 11, 2002 for the period after January 1, 2003.

      In June 2002, Capital Health Systems (Capital) in New Jersey filed an action in the Superior Court of New Jersey (the Court) against AMERIGROUP New Jersey, Inc., our New Jersey subsidiary, seeking to be paid full-billed charges for all services rendered to our New Jersey subsidiary’s Medicaid members from January 1, 2002 through the present. Capital contends that our New Jersey subsidiary has not had a contract with Capital to provide services to its Medicaid members since December 31, 2001. Nevertheless, from January 1, 2002 through August 31, 2002, our New Jersey subsidiary continued to reimburse Capital under our prior contract with them that Capital alleges was terminated on December 31, 2001; since September 1, 2002 through the present, our New Jersey subsidiary has paid Capital as an out-of-network, or non-contracted, provider. Capital asserts that our New Jersey subsidiary agreed to pay full-billed charges upon the expiration of prior contract. The Court ruled in favor of Capital on August 8, 2003, and determined that our New Jersey subsidiary entered into an implied contract with Capital as of December 31, 2001, which extended through April 30, 2002, to pay Capital its full-billed charges. Capital filed a Motion of Summary Judgment on issue of damages for the period January 1, 2002 through April 30, 2002, seeking $3,400 that represents Capital’s calculation of the difference between what our New Jersey subsidiary actually paid Capital and Capital’s full-billed charges. We are opposing the motion on the grounds that, despite the Court’s findings of the implied contract, many of the claims for which Capital seeks full-billed charges were for non-covered services and/or for services at levels higher than our New Jersey subsidiary’s member required. No trial date on damages is currently scheduled.

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

      Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	national, state and local economic conditions, including their effect on the rate setting process, timing of payments, as well as their effect on the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations and their effect on certain of our unit costs and our ability to manage our medical costs;

•	changes in Medicaid payment levels and methodologies and the application of such methodologies by the government;

•	liabilities and other claims asserted against the Company;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels; and

•	demographic changes.

      Investors should also refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and therefore caution investors not to place undue reliance on them.

Overview

      We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, State Children’s Health Insurance Program (SCHIP) and FamilyCare. We were founded in December 1994 with the objective to become the leading managed care organization in the United States focused on serving people who receive these types of benefits. In the midst of our tenth year of operations, we continue to believe that managed healthcare remains the only proven mechanism that significantly reduces medical cost trends and helps our state partners control their costs while improving quality.

      In our second quarter ended June 30, 2004, we increased our total revenues by 11.2% over the same period in 2003. For the six months ended June 30, 2004, we increased our total revenues by 9.8% over the same period in 2003. Total membership increased 83,000, or 10.1%, to 902,000 as of June 30, 2004, from 819,000 as of June 30, 2003. Year-to-date revenue growth was due to a number of factors including:

•	Growth in existing service areas’ premium revenue increased 8.6% for the second quarter of 2004 compared to the second quarter of 2003 and increased 7.2% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

•	Rate increases from the states in which we operate to cover expense trends, benefit changes and premium taxes; and

•	Growth through acquisitions — Effective July 1, 2003, we acquired the Medicaid contract rights and related assets of St. Augustine Medicaid (St. Augustine), a division of AvMed, Inc., which added membership to our existing operations in Florida. St. Augustine operates in nine counties in the Miami/ Fort Lauderdale, Orlando and Tampa markets and served approximately 26,000 members at the time of acquisition.

      Our health benefits ratio (HBR) was 81.3% for the three months ended June 30, 2004, compared to 79.2% in the same period of the prior year. For the six months ended June 30, 2004, our HBR increased to 81.2% from 80.3% in the same period of the prior year. Both periods reflect per member per month increases in inpatient hospital, emergency room, outpatient observation and professional services partially offset by decreases in ancillary and other expenses. In certain key markets, the growth of these medical costs exceeded the corresponding growth in premium revenue for the same respective periods resulting in an increase in the HBR.

      Selling, general and administrative expenses (SG&A) were 10.0% of total revenues for the three months ended June 30, 2004 compared to 11.9% in the same period of the prior year. For the six months ended June 30, 2004, our SG&A ratio was 10.3% compared to 11.6% in the same period of the prior year. We continue to leverage our SG&A due in part to continued technological improvements and the effects of successful rate increases. In both periods, our SG&A ratio has improved due to reduced SG&A expenses and premium revenue increases.

      Cash and investments totaled $577.4 million at June 30, 2004. The majority of this cash was regulated by state capital requirements. As of June 30, 2004, $242.3 million of our cash and investments was unregulated and held at the parent level.

      We continue to expect acquisitions and new market entries to be an important part of our growth strategy. Almost 43% of our membership has resulted from nine acquisitions and we are currently evaluating potential acquisition opportunities. Effective June 1, 2004, we began coordinating Medicaid managed care benefits in the Travis County, Texas service area.

      In April 2004, the Maryland Legislature enacted a budget for the fiscal year beginning July 1, 2004 that included a provision that would reduce the premium paid to managed care organizations which did not meet certain HEDIS scores and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. In May 2004, the Maryland Secretary of Health and Mental Hygiene, in consultation with Maryland’s legislative leadership, determined AMERIGROUP’s premium recoupment to be $846,000 before income tax effects. A liability for the recoupment was recorded with a corresponding charge to premium revenue during the three months ended June 30, 2004.

      On July 2, 2004, the State of Texas released a Request for Proposal (RFP) to re-procure its current Medicaid managed care programs, as well as expansion of the current programs. The State has said it will announce contract awards late in 2004 with implementation in mid-to-late 2005. The RFP includes all of the current Texas service areas and products in which we operate. We are currently assessing all geographic and product opportunities as we are preparing our response to the RFP. If we lost a contract through the re-procurement process, our operating results could be materially and adversely affected.

      The following table sets forth the approximate number of our members in each of the states we facilitate services within on the dates presented.

	June 30,

Market	2004	2003

Texas	356,000	321,000
Florida	240,000	199,000
Maryland	127,000	127,000
New Jersey	106,000	104,000
District of Columbia	38,000	37,000
Illinois	35,000	31,000

Total	902,000	819,000

Percentage growth from June 30, 2003 to June 30, 2004	10.1%

      The following table sets forth the approximate number of our members in each of our products on the dates presented.

	June 30,

Product	2004	2003

AMERICAID (Medicaid — TANF)	616,000	535,000
AMERIKIDS (SCHIP)	195,000	195,000
AMERIPLUS (Medicaid — SSI)	76,000	68,000
AMERIFAM (FamilyCare)	15,000	21,000

Total	902,000	819,000

Results of Operations

      The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three months		Six months
	ended June 30,		ended June 30,

	2004	2003	2004	2003

Premium revenue	99.5%	99.6%	99.5%	99.6%
Investment income	0.5	0.4	0.5	0.4

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits (1)	81.3%	79.2%	81.2%	80.3%
Selling, general and administrative expenses	10.0%	11.9%	10.3%	11.6%
Income before income taxes	7.9%	7.7%	7.6%	6.9%
Net income	4.8%	4.6%	4.6%	4.0%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Six Month Periods Ended June 30, 2004 Compared to Three and Six Month Periods Ended June 30, 2003

Revenues

      Premium revenue for the three months ended June 30, 2004 increased $43.6 million, or 11.1%, to $435.9 million from $392.3 million for the three months ended June 30, 2003. For the six months ended June 30, 2004 premium revenue increased $76.4 million, or 9.8%, to $858.3 million from $781.9 million for the six months ended June 30, 2003. The increase was due to internal growth in overall membership, the St. Augustine acquisition and premium rate increases.

      Investment income increased $0.5 million to $2.2 million for the three months ended June 30, 2004 from $1.7 million for the three months ended June 30, 2003 and increased $0.8 million to $4.2 million for the six months ended June 30, 2004 from $3.4 million for the six months ended June 30, 2003. The increase in investment income was due to an increase in overall levels of cash and investments partially offset by increased levels of investments in tax-advantaged securities and the continued decline in market interest rates. Cash and investment levels have increased primarily due to the proceeds from our October 2003 public offering of common stock.

Health benefits

      Expenses relating to health benefits for the three months ended June 30, 2004 increased $43.9 million, or 14.1% to $354.4 million from $310.5 million for the three months ended June 30, 2003. For the six months ended June 30, 2004 expenses relating to health benefits increased $68.9 million, or 11.0% to $696.7 million from $627.8 million for the six months ended June 30, 2003. The increase in health benefits expense was primarily due to the increase in membership of 83,000 members. Our HBR was 81.3% for the second quarter versus 79.2% in the second quarter of the prior year. For the six months ended June 30, 2004, the HBR increased to 81.2% from 80.3% for the six months ended June 30, 2003.

      In 2004, both periods reflect rising inpatient per member per month expenses due to an increase in cost per day offset by a drop in utilization. The level of obstetrical services remained very consistent for both comparative periods. Emergency room utilization and cost per unit continued to rise, offset somewhat by other outpatient expenses. Physician utilization increased while cost per unit remained fairly flat. Offsetting these increases in costs were per member per month reductions in ancillary and other expenses due in part to the implementation of a national contract for certain ancillary services and the completion of our initiative to insource behavioral health services effective January 2004. In certain key markets, the growth of these medical costs exceeded the corresponding growth in premium revenue for the same respective periods resulting in an increase in the HBR. Additionally, the Maryland premium adjustment in the second quarter of 2004 resulted in an increase in the 2004 HBR for both comparative periods.

Selling, general and administrative expenses

      Our SG&A to total revenue ratio was 10.0% and 11.9% for the three months ended June 30, 2004 and 2003, respectively and 10.3% and 11.6% for the six months ended June 30, 2004 and 2003, respectively. SG&A for the three months ended June 30, 2004 decreased $3.2 million, or 6.8%, to $43.7 million from $46.9 million for the three months ended June 30, 2003. The $3.2 million decrease was primarily due to the following:

•	Decreases in purchased services related to strategic initiatives in 2003 for operational improvements including the Health Insurance Portability and Accountability Act of 1996 (HIPAA) implementation expenses;

•	Decreases in salaries and benefits due to staffing efficiencies;

•	A decrease related to finalizing state contractual assessments;

•	A decrease due to favorable contract changes related to our Texas experience rebate calculation;

•	An increase due to premium taxes that the State of Texas began assessing in September of 2003; and

•	Other decreases as a result of cost management initiatives.

      For the six months ended June 30, 2004, SG&A decreased $1.8 million, or 2.0%, to $89.2 million in 2004 from $91.0 million for the six months ended June 30, 2003. The $1.8 million decrease was primarily due to the following:

•	Decreases in purchased services related to strategic initiatives in 2003 for operational improvements including HIPAA implementation expenses;

•	A decrease due to favorable contract changes related to our Texas experience rebate calculation;

•	An increase due to premium taxes that the State of Texas began assessing in September of 2003; and

•	Other decreases as a result of cost management initiatives.

Interest expense

      Interest expense was $0.2 million and $0.5 million for the three months ended June 30, 2004 and 2003, respectively and $0.4 million and $1.1 million for the six months ended June 30, 2004 and 2003, respectively. The decrease for each period primarily relates to borrowings outstanding during the six month period ended June 30, 2003 on our credit facility used to partially finance the PHP acquisition. We used a portion of the net proceeds from our October 2003 public offering of common stock to repay the $30.0 million balance outstanding under our credit facility. During the six months ended June 30, 2004, our credit facility was undrawn.

Provision for income taxes

      Income tax expense for the three months ended June 30, 2004 was $13.7 million with an effective tax rate of 39.6% compared to $12.3 million for the three months ended June 30, 2003 with an effective tax rate of 40.6%. Income tax expense for the six months ended June 30, 2004 was $26.0 million with an effective tax rate of 39.8% compared to $22.2 million for the same period of the prior year with an effective tax rate of 41.2%. The decrease in the effective tax rate for each period is primarily due to decreases in the amount of non-deductible amortization (approximately 50% of the decrease), changes in our blended state income tax rate (approximately 20% of the decrease) and increased investments in tax-advantaged securities (approximately 19% of the decrease).

Liquidity and capital resources

      Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flow from operations and borrowings under our credit facility. As of June 30, 2004, we had cash and cash equivalents of $296.3 million, short and long-term investments of $243.6 million and restricted investments on deposit for licensure of $37.5 million. Total cash and investments as of June 30, 2004 was $577.4 million, a portion of which is regulated by state regulatory requirements, compared to $356.0 million as of June 30, 2003 and $570.4 million as of December 31, 2003. Unregulated cash and investments as of June 30, 2004 were approximately $242.3 million.

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

      Cash provided by operating activities was $18.8 million for the six months ended June 30, 2004, compared to $15.2 million for the six months ended June 30, 2003. The increase in cash from operations of $3.6 million was primarily due to the following:

•	an increase in net income of $7.6 million;

•	increases in the changes in accounts payable, accrued expenses and other liabilities of $6.3 million due to the timing of payments and accrued expenses; and

•	decreases in the changes in claims payables of $10.3 million resulting from efficiencies in the claims payment process that allows for claims to be paid faster.

      For the six months ended June 30, 2004, cash used in investing activities was $128.3 million compared to cash provided by investing activities of $18.0 million for the six months ended June 30, 2003. The increase in cash used in investing activities primarily related to the shifting of cash and cash equivalents into long-term investments and purchases of property, equipment and software. We currently anticipate total capital expenditures for property, equipment and software to be approximately $28.0 million to $32.0 million in 2004.

      Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of June 30, 2004, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is slightly over eight months. We utilize investment vehicles such as municipal bonds, commercial paper, U.S. government backed agencies, auction-rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted average taxable equivalent yield on consolidated investments as of June 30, 2004 was approximately 1.83%.

      Cash used in financing activities was $1.4 million for the six months ended June 30, 2004 compared to $8.8 million for the six months ended June 30, 2003. The decrease primarily related to repayments made under our credit facility during the six month period ended June 30, 2003.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      As of June 30, 2004 we had short-term investments of $53.3 million, long-term investments of $190.3 million and investments on deposit for licensure of $37.5 million. These investments consist primarily of investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in money market funds, U.S. Treasury securities, asset-backed securities, debt securities of government sponsored entities, municipal bonds and auction-rate securities. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would expect any decrease in the value of these investments resulting from any decrease in changes in market interest rates to be temporary. As of June 30, 2004, a hypothetical 1% change in interest rates would result in an approximate $2.8 million change in our annual investment income.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      On July 18, 2002, Texas Children’s Hospital (TCH) in Houston filed suit in State District Court against AMERIGROUP Texas, Inc., our Texas subsidiary, seeking to be paid full-billed charges for all services rendered to our Texas subsidiary’s Medicaid members since October 1999. Our Texas subsidiary does not have a contract with TCH to provide services to its Medicaid members. When TCH provides services to our members, it does so as a non-network provider. On January 17, 2003, the physicians of Baylor College of Medicine (Baylor), non-network providers who physicians medical services at TCH, filed suit against our Texas subsidiary seeking full-billed charges for services provided since October 1999 to our Texas Medicaid members. On July 7, 2003, TCH and Baylor added AMERIGROUP Corporation as an additional defendant to the lawsuits, alleging that we are directly liable for the obligations of our Texas subsidiary.

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

      On July 21, 2003, we filed a motion with the Court to abate the suit and have the issues resolved through an administrative procedure by the Texas Health and Human Services Commission (HHSC) which we believe has exclusive jurisdiction to resolve out-of-network provider complaints concerning reimbursements by Medicaid managed care organizations.

      On November 10, 2003, the Court granted our Motion to Abate the claims of TCH and Baylor and further ordered that there be no further discovery or other action by the parties on these claims until TCH and Baylor have completed the administrative process with HHSC. TCH and Baylor requested an early review of the Court’s decision by the Court of Appeals in a Writ of Mandamus action. The Court denied the mandamus request. To our knowledge, TCH has not initiated an administrative complaint in accordance with the Court’s order. No trial date has been set.

      In March 2004, we received notice from HHSC that it had commenced a review of certain claims payment issues raised by TCH in early 2002 relating to services rendered to our members between October 2000 and December 2001. These claims are a portion of the claims that are the subject matter of the lawsuit. On June 2, 2004, HHSC issued its findings stating that our Texas subsidiary had not demonstrated that its out-of-network reimbursement methodology for these claims was reasonable and customary. HHSC required it to file a corrective action plan and to pay TCH approximately $385,000 in interest on these claims. On June 14, 2004, our Texas subsidiary filed a corrective action plan in which it agreed to pay TCH the required interest payment and to reimburse TCH for this portion of the claims an additional $837,324, which is the difference between the amount previously paid and the amount that TCH would have received if the claims had been paid using the out-of-network rate methodology affirmatively approved by HHSC on December 11, 2002 for the period after January 1, 2003.

      In June 2002, Capital Health Systems, Inc. (Capital) in New Jersey filed an action against our New Jersey subsidiary in the Superior Court of New Jersey, Law Division, Mercer County, seeking to be paid full-billed charges for all services rendered to our New Jersey subsidiary’s Medicaid members from January 1, 2002 through the present. Capital contends that our New Jersey subsidiary has not had a contract with Capital to provide services to its Medicaid members since December 31, 2001. Nevertheless, from January 1, 2002 through August 31, 2002, our New Jersey subsidiary continued to reimburse Capital under our prior contract with them Capital alleges was that terminated on December 31, 2001; since September 1, 2002 through the present, our New Jersey subsidiary has paid Capital as an out-of-network, or non-contracted, provider. Capital asserts that our New Jersey subsidiary agreed to pay full-billed charges upon the expiration of our prior contract. The Court ruled in favor of Capital on August 8, 2003, and determined that our New Jersey subsidiary entered into an implied contract with Capital as of December 31, 2001, which extended through April 30, 2002, to pay Capital its full-billed charges. Capital filed a Motion for Summary Judgment on issue of damages for the period January 1, 2002 through April 30, 2002, seeking $3.4 million that represents Capital’s calculation of the difference between what our New Jersey subsidiary actually paid Capital and Capital’s full-billed charges. We are opposing the motion on the grounds that, despite the Court’s findings of the implied contract, many of the claims for which Capital seeks full-billed charges were for non-covered services and/or for services at levels higher than our New Jersey subsidiary’s members required. No trial date on damages is currently scheduled.

      We disagree with the Court’s ruling regarding the implied contract and believe that we have provided payment to Capital in an appropriate manner. Once a determination of damages is made, we intend to appeal the ruling. Our payments to Capital in its role as an out-of-network, or non-contracted, provider are based upon our understanding of the usual and customary reimbursement practices in New Jersey. Effective July 1, 2003, New Jersey mandated that payments to out-of-network facilities for emergency services be limited to the State’s Medicaid fee-for-service rates. If we are required to pay full-billed charges to Capital at the conclusion of all appeals for the entire period from January 1, 2002 through the present, it could have a material adverse effect on us.

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

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on May 12, 2004. At the meeting, Jeffrey L. McWaters and Uwe E. Reinhardt, Ph.D. were re-elected as directors. The vote with respect to each nominee is set forth below:

	Total Votes For	Total Votes Withheld
	Each Director	From Each Director

Mr. McWaters	22,792,920	274,313
Dr. Reinhardt	22,176,727	890,506

      Additional directors of the Company whose terms of office continued after the meeting are Thomas E. Capps, Jeffrey B. Child, Carlos A. Ferrer, William J. McBride and Richard D. Shirk.

      Our stockholders ratified our appointment of KPMG LLP to serve as our independent auditors for the 2004 fiscal year. The appointment was approved by a vote of 22,210,459 for, 843,439 shares against and 13,334 shares abstaining.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      a. Exhibits:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-347410)).
10.6.5	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2004.
10.7.7	Amendment No. 1, dated March 15, 2004, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.
10.17.7	Amendment No. 1 to the Amended Restated Credit Agreement dated October 22, 2003, among AMERIGROUP Corporation, the Guarantors and the Lenders, named therein, dated June 7, 2004.
10.22.2	Amendment 13, dated May 17, 2004, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract.
10.22.3	Amendment 14, dated August 1, 2004, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract.
10.43	Amendments 6 and 8 to Contract for Services between the Texas Department of Human Services and AMERIGROUP Texas, Inc. (Harris County Service Area STAR+Plus Contract), dated May 1, 2004.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2004.
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2004.
32	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 4, 2004.

Reports on Form 8-K

      We furnished a report on Form 8-K on July 28, 2004, announcing our earnings for the three and six months ended June 30, 2004.

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

AMERIGROUP CORPORATION

Date: August 4, 2004	By: /s/ JEFFREY L. MCWATERS

Chairman and Chief Executive Officer

Date: August 4, 2004	By: /s/ KATHLEEN K. TOTH

Executive Vice President and Chief Accounting Officer (principal financial officer)