Form 10-Q
period 2004-09-30
AMERIGROUP CORP
filed 2004-11-05
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

      As of November 1, 2004, there were 25,025,034 shares outstanding of AMERIGROUP’s common stock, par value $0.01.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$296,123	$407,220
Short-term investments	66,783	8,750
Premium receivables	43,920	38,259
Deferred income taxes	11,641	10,164
Prepaid expenses and other current assets	13,488	15,995

Total current assets	431,955	480,388
Long-term investments	220,839	119,133
Investments on deposit for licensure	37,663	35,346
Property and equipment, net	34,264	31,734
Software, net	11,636	10,424
Other long-term assets	4,939	4,598
Goodwill and other intangible assets, net	141,481	144,398

	$882,777	$826,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$236,224	$239,532
Accounts payable	2,739	5,523
Accrued expenses, capital leases and other current liabilities	64,026	53,431
Unearned revenue	30,574	54,324

Total current liabilities	333,563	352,810
Deferred income taxes, capital leases and other long-term liabilities	10,894	11,497

Total liabilities	344,457	364,307

Stockholders’ equity:
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 25,009,134 and 24,444,622 at September 30, 2004 and December 31, 2003, respectively	250	244
Additional paid-in capital	344,677	331,751
Retained earnings	193,393	129,776
Deferred compensation	—	(57)

Total stockholders’ equity	538,320	461,714

	$882,777	$826,021

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except for per share data)

	Three Months		Nine Months
	ended September 30,		ended September 30,

	2004	2003	2004	2003

Revenues:
Premium	$468,156	$411,277	$1,326,409	$1,193,170
Investment income	2,822	1,494	6,999	4,875

Total revenues	470,978	412,771	1,333,408	1,198,045

Expenses:
Health benefits	374,085	328,235	1,070,747	956,069
Selling, general and administrative	52,124	46,781	141,339	137,796
Depreciation and amortization	4,935	6,379	15,825	17,873
Interest	165	465	540	1,561

Total expenses	431,309	381,860	1,228,451	1,113,299

Income before income taxes	39,669	30,911	104,957	84,746
Income tax expense	15,336	12,726	41,340	34,890

Net income	$24,333	$18,185	$63,617	$49,856

Net income per share:
Basic net income per share	$0.98	$0.86	$2.57	$2.40

Weighted average number of common shares outstanding	24,952,531	21,041,556	24,766,971	20,801,852

Diluted net income per share	$0.94	$0.81	$2.47	$2.27

Weighted average number of common shares and dilutive potential common shares outstanding	25,977,970	22,328,879	25,799,638	21,956,769

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months
	ended September 30,

	2004	2003

Cash flows from operating activities:
Net income	$63,617	$49,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,825	17,873
Loss on disposal or abandonment of property, equipment and software	951	12
Deferred tax benefit	(827)	(2,126)
Amortization of deferred compensation	57	270
Tax benefit related to exercise of stock options	4,881	3,285
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	(5,661)	1,604
Prepaid expenses and other current assets	2,507	185
Other assets	(814)	(843)
Claims payable	(3,308)	4,197
Accounts payable, accrued expenses and other liabilities	14,050	(8,702)
Unearned revenue	(23,750)	3,733
Other long-term liabilities	1,406	259

Net cash provided by operating activities	68,934	69,603

Cash flows from investing activities:
Proceeds from redemption of held-to-maturity investments	120,768	159,995
Purchase of held-to-maturity investments	(280,507)	(158,925)
Purchase of property, equipment and software	(17,176)	(9,754)
Proceeds from redemption of investments on deposit for licensure	35,525	10,170
Purchase of investments on deposit for licensure	(37,842)	(15,419)
Purchase of contract rights and related assets, net of adjustments	48	(7,550)
Cash acquired through stock acquisition	—	27,483

Net cash (used in) provided by investing activities	(179,184)	6,000

Cash flows from financing activities:
Net (decrease) increase in bank overdrafts	(5,315)	1,071
Repayments of borrowings under credit facility	—	(20,000)
Payment of capital lease obligations	(3,583)	(3,037)
Proceeds from exercise of common stock options	8,051	8,861

Net cash used in financing activities	(847)	(13,105)

Net (decrease) increase in cash and cash equivalents	(111,097)	62,498
Cash and cash equivalents at beginning of period	407,220	207,996

Cash and cash equivalents at end of period	$296,123	$270,494

Supplemental disclosures of cash flow information:
Cash paid for interest	$539	$1,466

Cash paid for income taxes	$31,568	$29,528

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$4,834

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for per share data)

      1. The accompanying condensed consolidated financial statements as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2004 and operating results for the interim periods. The December 31, 2003 balance sheet information was derived from the audited consolidated financial statements as of that date.

      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

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

	Three Months		Nine Months
	ended September 30,		ended September 30,

	2004	2003	2004	2003

Basic net income per share:
Net income	$24,333	$18,185	$63,617	$49,856

Weighted average number of common shares outstanding	24,952,531	21,041,556	24,766,971	20,801,852

Basic net income per share	$0.98	$0.86	$2.57	$2.40

Diluted net income per share:
Net income	$24,333	$18,185	$63,617	$49,856

Weighted average number of common shares outstanding	24,952,531	21,041,556	24,766,971	20,801,852
Dilutive effect of stock options (as determined by applying the treasury stock method)	1,025,439	1,287,323	1,032,667	1,154,917

Weighted average number of common shares and dilutive potential common shares outstanding	25,977,970	22,328,879	25,799,638	21,956,769

Diluted net income per share	$0.94	$0.81	$2.47	$2.27

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standards No. 148, Stock-Based Compensation (SFAS No. 148), requires that we illustrate the effect on net income and net income per share if we had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements.

	Three Months		Nine Months
	ended September 30,		ended September 30,

	2004	2003	2004	2003

Net income:
Reported net income	$24,333	$18,185	$63,617	$49,856
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,197	2,403	6,642	6,888

Pro forma net income	$22,136	$15,782	$56,975	$42,968

Basic net income per share:
Reported basic net income per share	$0.98	$0.86	$2.57	$2.40
Pro forma basic net income per share	0.89	0.75	2.30	2.07
Diluted net income per share:
Reported diluted net income per share	$0.94	$0.81	$2.47	$2.27
Pro forma diluted net income per share	0.86	0.72	2.23	1.99

      As of September 30, 2004, we had 2,469,483 options outstanding with a weighted average exercise price of $25.85. For the nine months ended September 30, 2004, we granted 582,038 options with a weighted average exercise price of $37.43.

      The fair value of each 2004 option grant is estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 2.80%, 4.08% and 3.53%, expected life of 5.28 years, 6.16 years and 5.89 years and volatility of 29.65%, 30.62% and 29.49% for the first, second and third quarters of 2004, respectively.

      4. On October 26, 2004, we entered into a definitive agreement to acquire CarePlus, LLC, which operates as CarePlus Health Plan (CarePlus) in New York City and provides services to members covered by New York State’s Medicaid, Child Health Plus and Family Health Plus programs. CarePlus’ service area includes New York City (Brooklyn, Manhattan, Queens, and Staten Island) and Putnam County, New York. Upon the completion of the transaction (the Closing), CarePlus will provide services to approximately 114,000 members under the name CarePlus Health Plan. Under the terms of the agreement, at the Closing, we will pay purchase consideration of approximately $125,000 in cash, provided that CarePlus has estimated net worth of at least $20,000. From this net worth, CarePlus will deposit $2,000 into an escrow account. Additional purchase consideration may be paid based on specified criteria. The purchase consideration will be funded through available unregulated cash. The transaction is subject to regulatory approvals and other closing conditions and is expected to close in early 2005.

      5. In April 2004, the Maryland Legislature enacted a budget for its 2005 fiscal year beginning July 1, 2004 that included a provision that would reduce the premium paid to managed care organizations which did not meet certain Health Plan Employer Data and Information Set (HEDIS) scores and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. In May 2004, the Maryland Secretary of Health and Mental Hygiene, in consultation with Maryland’s legislative leadership, determined AMERIGROUP’s premium recoupment to be $846. A liability for the recoupment was recorded with a corresponding charge to premium revenue during the three months ended June 30, 2004. Additionally, the Legislature directed that the Department of Health and Mental Hygiene complete a study by September 2004 on the relevance of the medical loss ratio threshold as an indicator of quality. The results of this, which were released in October 2004,

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

did not directly address what would happen in the future if a managed care organization reported a medical loss ratio below 84%. We believe the Maryland Legislature in 2005 as part of its fiscal year 2006 budget, could enact similar legislation requiring premium recoupment related to the year ended December 31, 2003. Accordingly, we have recorded a reduction in premium in our financial statements of our best estimate of the outcome of this issue. It is possible that the Maryland Legislature in 2006, as part of its fiscal year 2007 budget, could enact similar legislation relating to the year ended December 31, 2004. However, at this time, we are unable to predict the regulatory, economic or political climate that might exist. Accordingly, we have not recorded any liability for the nine months ended September 30, 2004. However, if the Maryland Legislature were to enact legislation in April 2006 consistent with the legislation passed in April 2004 and we did not meet the required quality measures, we could have a recoupment obligation for that period commencing on July 1, 2006 in the range from zero to approximately $3,000 with respect to the premium revenue for the nine month period ended September 30, 2004.

      6. On July 18, 2002, Texas Children’s Hospital (TCH) in Houston filed suit in State District Court against AMERIGROUP Texas, Inc., our Texas subsidiary, seeking to be paid full-billed charges for all services rendered to our Texas subsidiary’s Medicaid members since October 1999. On January 17, 2003, the physicians of Baylor College of Medicine (Baylor), non-network physicians who provide medical services at TCH, filed suit against our Texas subsidiary seeking full-billed charges for services provided since October 1999 to our Texas Medicaid members. On July 7, 2003, TCH and Baylor added AMERIGROUP Corporation as an additional defendant to the lawsuits, alleging that we are directly liable for the obligations of our Texas subsidiary. On August 25, 2004, we entered into a settlement arrangement with TCH and Baylor which resulted in a dismissal with prejudice of the litigation. The settlement did not have a material impact on the consolidated income statement in the third quarter because the amount paid in connection with the settlement had been previously reserved.

      In March 2004, we received notice that HHSC had commenced a review of certain claims payment issues raised by TCH in early 2002 which were a portion of the claims which were the subject matter of the above-referenced litigation with TCH and Baylor. The regulatory issues with HHSC were resolved upon filing evidence of the settlement of the litigation with TCH and Baylor.

      In June 2002, Capital Health Systems (Capital) in New Jersey filed an action in the Superior Court of New Jersey (the Court) against AMERIGROUP New Jersey, Inc., our New Jersey subsidiary, seeking to be paid full-billed charges for all services rendered to our New Jersey subsidiary’s Medicaid members from January 1, 2002 through the present. On September 9, 2004, we entered into a settlement arrangement with Capital which resulted in a dismissal with prejudice of the litigation. The settlement did not have a material impact on the consolidated income statement in the third quarter because the amount paid in connection with the settlement had been previously reserved.

      7. In the fourth quarter of 2003, our Florida health plan implemented medical review procedures designed to reduce the incidence of inappropriate authorizations of speech and occupational therapy services. In February of 2004, the health plan was informed by the applicable regulatory agency, Agency for Healthcare Administration (AHCA), that the medical review procedures it had implemented were not compliant with the Medicaid Contract and the State’s therapy services handbook. We were directed to reprocess and pay all denied claims and to file a corrective action plan. The health plan disputed AHCA’s assessment of its medical review procedures and AHCA rejected the health plan’s corrective action plan. We have appealed AHCA’s decision and this appeal is pending. There can be no assurance that we will prevail in the appeal process or that AHCA will not impose material fines or sanctions. Therefore, we have recorded in our financial statements our best estimate of an outcome of this issue.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In our third quarter ended September 30, 2004, we increased our total revenues by 14.1% over the same period in 2003. For the nine months ended September 30, 2004, we increased our total revenues by 11.3% over the same period in 2003. Total membership increased 68,000, or 7.9%, to 934,000 as of September 30, 2004, from 866,000 as of September 30, 2003. Year-to-date revenue growth was due to a number of factors including:

•	Growth in existing service areas’ premium revenue, which increased 13.8% in the third quarter of 2004 compared to the third quarter of 2003 and 8.7% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Growth in the third quarter of 2004 is due, in part, to a competitor leaving the market in Fort Worth, Texas.

•	Rate increases from the states in which we operate to cover expense trends, benefit changes and premium taxes; and

•	Growth through acquisitions — Effective July 1, 2003, we acquired the Medicaid contract rights and related assets of St. Augustine Medicaid (St. Augustine), a division of AvMed, Inc., which added membership to our existing operations in Florida. St. Augustine operated in nine counties in the Miami/ Fort Lauderdale, Orlando and Tampa markets and served approximately 26,000 members at the time of acquisition.

      Our health benefits ratio (HBR) was 79.9% for the three months ended September 30, 2004, compared to 79.8% in the same period of the prior year. For the nine months ended September 30, 2004, our HBR was 80.7% versus 80.1% in the same period of the prior year. This year-to-date increase is due primarily to revenue increases in certain key markets not keeping up with medical cost increases for the first six months of the year. In the third quarter, rate increases became effective in certain key markets, which mitigated the increases in medical cost per member per month experienced throughout the year.

      Selling, general and administrative expenses (SG&A) were 11.1% of total revenues for the three months ended September 30, 2004 compared to 11.3% in the same period of the prior year. For the nine months ended September 30, 2004, our SG&A ratio was 10.6% compared to 11.5% in the same period of the prior year. We continue to leverage our SG&A, due in part to continued technological improvements and the effects of successful rate increases. For the three months ended September 30, 2004, our SG&A ratio improved primarily due to premium revenue increases. Year-to-date our SG&A ratio improved due to premium rate increases and reduced SG&A expenses.

      Cash and investments totaled $621.4 million at September 30, 2004. The majority of this cash was regulated by state capital requirements. As of September 30, 2004, $272.9 million of our cash and investments was unregulated and held at the parent level.

      We continue to expect acquisitions and new market entries to be an important part of our growth strategy. As of September 30, 2004, 41% of our membership has resulted from nine acquisitions. On October 26, 2004, we entered into a definitive agreement to acquire CarePlus, LLC, which operates as CarePlus Health Plan (CarePlus) in New York City and provides services to members covered by New York State’s Medicaid, Child Health Plus and Family Health Plus programs. CarePlus’ service area includes New York City (Brooklyn, Manhattan, Queens, and Staten Island) and Putnam County, New York. Upon the completion of the transaction (the Closing), CarePlus will provide services to approximately 114,000 members under the name CarePlus Health Plan. Under the terms of the agreement, at the Closing, we will pay purchase consideration of approximately $125 million in cash, provided that CarePlus has estimated net worth of at least $20 million. From this net worth, CarePlus will deposit $2 million into an escrow account. The transaction is subject to regulatory approvals and other closing conditions and is expected to become effective in early 2005. The acquisition initially is expected, on an annualized basis, to be accretive to earnings by approximately $0.15 to $0.20 per share in 2005 and add more than $200 million of revenues. CarePlus is also seeking permission from the State of New York to offer managed long-term care programs in New York City and will do so when regulatory approval is granted.

      On July 2, 2004, the State of Texas released a Request for Proposal (RFP) to re-procure its current Medicaid managed care programs, as well as expansion of the current programs. The State has said it will announce contract awards late in 2004 with implementation in mid-to-late 2005. The RFP includes all of the current Texas service areas and products in which we operate. Our response to the RFP included our current Texas service areas and products as well as expansion into new service areas and products. If we lost one or more contracts through the re-procurement process, our operating results could be materially and adversely affected.

      On September 14, 2004, we were informed that we were a successful bidder in a request for proposal from the State of Indiana for expansion of its managed care program in 2005. We are currently evaluating our market entry options and the provider network requirements. In the fourth quarter, we expect to make a determination as to the feasibility and viability of a market entry. If we enter the market, the contract would be effective in first quarter of 2005.

      In April 2004, the Maryland Legislature enacted a budget for its 2005 fiscal year beginning July 1, 2004 that included a provision that would reduce the premium paid to managed care organizations which did not meet certain HEDIS scores and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. In May 2004, the Maryland Secretary of Health and Mental Hygiene, in consultation with Maryland’s legislative leadership, determined AMERIGROUP’s premium recoupment to be $846,000. A liability for the recoupment was recorded with a corresponding charge to premium revenue during the three months ended June 30, 2004. Additionally, the Legislature directed that the Department of Health and Mental Hygiene complete a study by September 2004 on the relevance of the medical loss ratio threshold as an indicator of quality. The results of this, which were released in October 2004, did not directly address what would happen in the future if a managed care organization reported a medical loss ratio below 84%. We believe the Maryland Legislature in 2005 as part of its fiscal year 2006 budget, could enact similar legislation requiring premium recoupment related to the year ended December 31, 2003. Accordingly, we have recorded a reduction in premium in our financial statements of our best estimate of the outcome of this issue. It is possible that the Maryland Legislature in 2006, as part of its fiscal year 2007 budget, could enact similar legislation relating to the year ended December 31, 2004. However, at this time we are unable to predict the regulatory, economic or political climate that might exist at that time. Accordingly, we have not recorded any liability for the nine months ended September 30, 2004. However, if the Maryland Legislature were to enact legislation in April 2006 consistent with the legislation passed in April 2004 and we did not meet the required quality measures, we could have a recoupment obligation for that period commencing on July 1, 2006 in the range from zero to approximately $3 million with respect to the premium revenue for the nine month period ended September 30, 2004.

      In the fourth quarter of 2003, our Florida health plan implemented medical review procedures designed to reduce the incidence of inappropriate authorizations of speech and occupational therapy services. In February of 2004, the health plan was informed by the applicable regulatory agency, AHCA, that the medical review procedures it had implemented were not compliant with the Medicaid Contract and the State’s therapy services handbook. We were directed to reprocess and pay all denied claims and to file a corrective action plan. The health plan disputed AHCA’s assessment of its medical review procedures and accordingly, AHCA rejected the health plan’s corrective action plan. We have appealed AHCA’s decision and this appeal is pending. There can be no assurance that we will prevail in the appeal process or that AHCA will not impose material fines or sanctions. Therefore, we have recorded in our financial statements our best estimate of an outcome of this issue.

      The following table sets forth the approximate number of our members we serve in each of the states on the dates presented.

	September 30,

Market	2004	2003

Texas	384,000	346,000
Florida	242,000	224,000
Maryland	128,000	126,000
New Jersey	105,000	102,000
District of Columbia	39,000	37,000
Illinois	36,000	31,000

Total	934,000	866,000

Percentage growth from September 30, 2003 to September 30, 2004	7.9%

      The following table sets forth the approximate number of our members in each of our products on the dates presented.

	September 30,

Product	2004	2003

AMERICAID (Medicaid — TANF)	649,000	578,000
AMERIKIDS (SCHIP)	194,000	195,000
AMERIPLUS (Medicaid — SSI)	78,000	73,000
AMERIFAM (FamilyCare)	13,000	20,000

Total	934,000	866,000

Results of Operations

      The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three Months		Nine Months
	ended		ended
	September 30,		September 30,

	2004	2003	2004	2003

Premium revenue	99.4%	99.6%	99.5%	99.6%
Investment income	0.6	0.4	0.5	0.4

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits(1)	79.9%	79.8%	80.7%	80.1%
Selling, general and administrative expenses	11.1%	11.3%	10.6%	11.5%
Income before income taxes	8.4%	7.5%	7.9%	7.1%
Net income	5.2%	4.4%	4.8%	4.2%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Nine Month Periods Ended September 30, 2004 Compared to Three and Nine Month Periods Ended September 30, 2003

Revenues

      Premium revenue for the three months ended September 30, 2004 increased $56.9 million, or 13.8%, to $468.2 million from $411.3 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004 premium revenue increased $133.2 million, or 11.2%, to $1,326.4 million from $1,193.2 million for the nine months ended September 30, 2003. The increase was due to internal growth in overall membership, the St. Augustine acquisition and premium rate increases.

      Investment income increased $1.3 million to $2.8 million for the three months ended September 30, 2004 from $1.5 million for the three months ended September 30, 2003 and increased $2.1 million to $7.0 million for the nine months ended September 30, 2004 from $4.9 million for the nine months ended September 30, 2003. The increase in investment income was due to an increase in overall levels of cash and investments partially offset by increased levels of investments in tax-advantaged securities. Cash and investment levels have increased primarily due to the proceeds from our October 2003 public offering of common stock.

Health benefits

      Expenses relating to health benefits for the three months ended September 30, 2004 increased $45.9 million, or 14.0% to $374.1 million from $328.2 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004 expenses relating to health benefits increased $114.6 million, or 12.0% to $1,070.7 million from $956.1 million for the nine months ended September 30, 2003. The increase in health benefits expense was primarily due to the increase in membership of 68,000 members.

      Our HBR was 79.9% for the three months ended September 30, 2004, compared to 79.8% in the same period of the prior year. For the nine months ended September 30, 2004, our HBR was 80.7% versus 80.1% in the same period of the prior year. This increase is due primarily to revenue increases in certain key markets not keeping up with medical cost increases for the first six months of the year. In the third quarter, rate increases became effective in certain key markets, which mitigated the increases in medical cost per member per month experienced throughout the year. Underlying medical expenses continue to reflect patterns consistent with prior quarters except for an increase in obstetrical deliveries this quarter, which were driven largely by a change in the mix of members in Illinois and Texas.

Selling, general and administrative expenses

      Our SG&A to total revenue ratio was 11.1% and 11.3% for the three months ended September 30, 2004 and 2003, respectively and 10.6% and 11.5% for the nine months ended September 30, 2004 and 2003, respectively. SG&A for the three months ended September 30, 2004 increased $5.3 million, or 11.3%, to $52.1 million from $46.8 million for the three months ended September 30, 2003. The $5.3 million increase was primarily due to premium taxes that the States of Texas and New Jersey began assessing in September 2003 and July 2004 respectively, an increase in contributions to support community programs, focused on objectives that support our mission offset by a decrease in purchased services related to strategic initiatives in 2003 for operational improvements, including expenses related to implementation of the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

      For the nine months ended September 30, 2004, SG&A increased $3.5 million, or 2.5%, to $141.3 million in 2004 from $137.8 million for the nine months ended September 30, 2003. The $3.5 million increase was primarily due to an increase in premium taxes that the States of Texas and New Jersey began assessing in September 2003 and July 2004 respectively offset by a decrease in purchased services related to strategic initiatives in 2003 for operational improvements including HIPAA implementation expenses.

Interest expense

      Interest expense was $0.2 million and $0.5 million for the three months ended September 30, 2004 and 2003, respectively, and $0.5 million and $1.6 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in both periods primarily relates to borrowings outstanding on our credit facility during the nine month period ended September 30, 2003. During the nine months ended September 30, 2004, our credit facility was undrawn.

Provision for income taxes

      Income tax expense for the three months ended September 30, 2004 was $15.3 million with an effective tax rate of 38.7% compared to $12.7 million for the three months ended September 30, 2003 with an effective tax rate of 41.2%. Income tax expense for the nine months ended September 30, 2004 was $41.3 million with an effective tax rate of 39.4% compared to $34.9 million for the same period of the prior year with an effective tax rate of 41.2%. The decreases in the effective tax rate for each of the periods is primarily due to a resolution of potential federal tax issues from a prior year, a decrease in non-deductible amortization, a decrease in our blended state income tax rate and an increase in investments in tax-advantaged securities.

Liquidity and capital resources

      Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flow from operations and borrowings under our credit facility. As of September 30, 2004, we had cash and cash equivalents of $296.1 million, short and long-term investments of $287.6 million and restricted investments on deposit for licensure of $37.7 million. Total cash and investments as of September 30, 2004 was $621.4 million, a portion of which is regulated by state regulatory requirements, compared to $403.5 million as of September 30, 2003 and $570.4 million as of December 31, 2003. Unregulated cash and investments as of September 30, 2004 were approximately $272.9 million.

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

      On October 26, 2004, we entered into a definitive agreement to acquire CarePlus, which operates as CarePlus Health Plan in New York City and provides services to members covered by New York State’s Medicaid, Child Health Plus and Family Health Plus programs. Under the terms of the agreement, at the Closing, we will pay purchase consideration of approximately $125 million in cash, provided that CarePlus has estimated net worth of at least $20 million. From this net worth, CarePlus will deposit $2 million into an escrow account. Additional purchase consideration may be paid based on specified criteria. The purchase consideration will be funded through available unregulated cash which is included in current assets. The transaction is subject to regulatory approvals and other closing conditions and is expected to close in early 2005.

      Cash provided by operating activities was $68.9 million for the nine months ended September 30, 2004, compared to $69.6 million for the nine months ended September 30, 2003. The decrease in cash from operations of $0.7 million was primarily due to the following:

•	an increase in net income of $13.8 million;

•	increases in the changes in accounts payable, accrued expenses and other liabilities of $22.8 million due to the timing of payments and accrued expenses;

•	a decrease in the change in premium receivables of $7.3 million related to an increase in supplemental receivables in Texas and the Florida premium increase effective July 2004;

•	a decrease in the change of unearned revenue of $27.5 million due to the timing of premium receipts; and

•	a decrease in the changes in claims payable of $7.5 million primarily related to the settlement of accrued provider disputes.

      For the nine months ended September 30, 2004, cash used in investing activities was $179.2 million compared to cash provided by investing activities of $6.0 million for the nine months ended September 30, 2003. The increase in cash used in investing activities primarily related to the acquisition of long-term investments and purchases of property, equipment and software. We currently anticipate total capital expenditures for property, equipment and software to be approximately $26.0 million to $28.0 million in 2004.

      Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of September 30, 2004, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is slightly under eight months. We utilize investment vehicles such as municipal bonds, commercial paper, U.S. government backed agencies, auction-rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted average taxable equivalent yield on consolidated investments as of September 30, 2004 was approximately 2.12%.

      Cash used in financing activities was $0.8 million for the nine months ended September 30, 2004 compared to $13.1 million for the nine months ended September 30, 2003. The decrease primarily related to repayments made under our credit facility during the nine month period ended September 30, 2003.

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

      As of September 30, 2004 we had short-term investments of $66.8 million, long-term investments of $220.8 million and investments on deposit for licensure of $37.7 million. These investments consist primarily of investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in money market funds, U.S. Treasury securities, asset-backed securities, debt securities of government sponsored entities, municipal bonds and auction-rate securities. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would expect any decrease in the value of these investments resulting from any decrease in changes in market interest rates to be temporary. As of September 30, 2004, a hypothetical 1% change in interest rates would result in an approximate $3.3 million change in our annual investment income.

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

      On July 18, 2002, Texas Children’s Hospital (TCH) in Houston filed suit in State District Court against AMERIGROUP Texas, Inc., our Texas subsidiary, seeking to be paid full-billed charges for all services rendered to our Texas subsidiary’s Medicaid members since October 1999. On January 17, 2003, the physicians of Baylor College of Medicine (Baylor), non-network providers who provide medical services at TCH, filed suit against our Texas subsidiary seeking full-billed charges for services provided since October 1999 to our Texas Medicaid members. On July 7, 2003, TCH and Baylor added AMERIGROUP Corporation as an additional defendant to the lawsuits, alleging that we are directly liable for the obligations of our Texas subsidiary. On August 25, 2004, we entered into a settlement arrangement with TCH and Baylor which resulted in a dismissal with prejudice of the litigation. The settlement did not have a material impact on the consolidated income statement in the third quarter because the amount paid in connection with the settlement had been previously reserved.

      In March 2004, we received notice from HHSC that it had commenced a review of certain claims payment issues raised by TCH in early 2002 relating to services rendered to our members between October 2000 and December 2001. These claims were a portion of the claims which were the subject matter of the above-referenced litigation with TCH and Baylor. The regulatory issues with HHSC were resolved upon filing evidence of the settlement of the litigation with TCH and Baylor.

      In June 2002, Capital Health Systems, Inc. (Capital) in New Jersey filed an action against our New Jersey subsidiary in the Superior Court of New Jersey, Law Division, Mercer County, seeking to be paid full-billed charges for all services rendered to our New Jersey subsidiary’s Medicaid members from January 1, 2002 through the present. On September 9, 2004, we entered into a settlement arrangement with Capital which resulted in a dismissal with prejudice of the litigation. The settlement did not have a material impact on the consolidated income statement in the third quarter because the amount paid in connection with the settlement had been previously reserved.

      We are from time-to-time the subject matter of, or involved in, other legal proceedings including claims for reimbursement by providers. We believe that any liability or loss resulting from such matters will not have a material adverse effect on our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-347410)).
10	.6.6	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated September 1, 2004.
10	.19.1	Amendment No. 16, dated September 1, 2004, to the 1999 Contract for Services between the HHS and AMERIGROUP Texas, Inc. (Tarrant Service Area (No. 529-03-036-P)).
10	.20.1	Amendment No. 18, dated September 1, 2004, to the 1999 Contract for Services between HHS and AMERIGROUP Texas, Inc. (Harris Service Area (No. 529-03-035-R)).
10	.21.1	Amendment No. 13, dated September 1, 2004, to the September 1, 2000 Contract for Services between the HHS and AMERIGROUP Texas, Inc. (Dallas Service Area (No. 529-03-037-M)).
10	.22.5	Amendment No. M00014, dated July 7, 2004, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-0003).
10	.22.6	Amendment No. M00015, dated July 7, 2004, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-0003).
10	.23.2	Amendment No. 12, dated September 1, 2004, to the September 1, 2002 Contract for Services between the HHS and AMERIGROUP Texas, Inc. (Children’s Health Insurance Program Agreement (No. 529-00-139-L)).
10.25		Medicaid Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP of Florida, Inc., dated July 1, 2004 Contract No. FA523
10	.25.2	Amendment No. 1, dated August 20, 2004, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP of Florida, Inc.
10	.28.2	Amendment No. 1, dated October 1, 2004, to the July 2, 2002 Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2004 (Pasco and Polk).
10	.42.1	Amendment No. 1, dated September 1, 2004, to the June 1, 2004 Contract for Services between HHS and AMERIGROUP Texas, Inc. (Travis Service Area (No. 529-04-296-A)).
10	.43.1	Amendments No. 9, dated September 1, 2004, to the 1999 Contract for Services between the HHS and AMERIGROUP Texas, Inc. (Harris County Service Area STAR+Plus Contract (No. 65M 1015HPC)).
10.44		Merger Agreement by and among CarePlus LLC, AMERIGROUP Acquisition Corp., AMERIGROUP Corporation dated October 26, 2004.
10.45		Form 2003 Equity Incentive Plan of the Company (incorporated by reference to exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 11, 2003).
10.46		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 11, 2003).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 5, 2004.
31.2		Certification of Chief Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 5, 2004.
32		Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 5, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP CORPORATION

Date: November 5, 2004	By:	/s/ JEFFREY L. MCWATERS Chairman and Chief Executive Officer

Date: November 5, 2004	By:	/s/ KATHLEEN K. TOTH Executive Vice President and Chief Accounting Officer (principal financial officer)