Form 10-K
period 2004-12-31
AMERIGROUP CORP
filed 2005-03-09
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of common stock held by non-affiliates at June 30, 2004 was $1,211,398,858.
      The number of shares of common stock, $0.01 par value, outstanding as of March 1, 2005, was 50,858,382.
Document Incorporated by Reference
Part III of this Report incorporates by reference information from the definitive
Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders

Forward-looking Statements
      This Annual Report on Form 10-K, and other information we provide from time-to-time, contains certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected future financial position, membership, results of operations or cash flows, our continued performance improvements, our ability to service our debt obligations and refinance our debt obligations, our ability to finance growth opportunities, our ability to respond to changes in government regulations and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans” and other similar expressions are forward-looking statements.
      Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	national, state and local economic conditions, including their effect on the rate increase process, timing of payments, as well as their effect on the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations and their effect on certain of our unit costs and our ability to manage our medical costs;

•	changes in Medicaid payment levels and methodologies and the application of such methodologies by the government;

•	liabilities and other claims asserted against us;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels;

•	demographic changes; and

•	terrorism.
      Investors should also refer to the section entitled “Risk Factors” following section 7A entitled “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

PART I.

Item 1.	Business
Overview
      We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, State Children’s Health Insurance Program (SCHIP) and FamilyCare. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our target populations because of our focus on providing managed care to these populations, our medical management programs and our community-based education and outreach programs. Unlike many managed care organizations that attempt to serve the general commercial population, as well as Medicare and Medicaid populations, we are focused exclusively on the Medicaid, SCHIP and FamilyCare populations. We do not currently offer Medicare or commercial products. In general, as compared to commercial or Medicare populations, our target population is younger, accesses healthcare in an inefficient manner and has a greater percentage of medical expenses related to obstetrics, diabetes, circulatory and respiratory conditions. We design our programs to address the particular needs of our members, for whom we facilitate access to healthcare benefits pursuant to agreements with the applicable regulatory authority. We combine medical, social and behavioral health services to help our members obtain quality healthcare in an efficient manner. Our success in establishing and maintaining strong relationships with state governments, providers and members has enabled us to obtain new contracts and to establish a leading market position in many of the markets we serve. Providers are hospitals, physicians and ancillary medical programs that provide medical services to our members. Members are said to be “enrolled” with our health plans to receive benefits. Accordingly, our total membership is generally referred to as our enrollment. As of December 31, 2004, we provided an array of products to approximately 936,000 members in the District of Columbia, Illinois, Florida, Maryland, New Jersey and Texas. Effective January 1, 2005, we acquired CarePlus, LLC, which operates as CarePlus Health Plan (CarePlus), in New York City, New York and provides services to members covered by New York State’s Medicaid, Child Health Plus and Family Health Plus programs. CarePlus’ service areas include New York City (Brooklyn, Manhattan, Queens and Staten Island) and Putnam County, New York. With the acquisition of CarePlus, we began providing services to approximately 115,000 additional members.
      We were incorporated in Delaware on December 9, 1994 as AMERICAID Community Care by a team of experienced senior managers led by Jeffrey L. McWaters, our Chairman and Chief Executive Officer. From 1994 through 1995, we were involved primarily in financial planning, recruiting and training personnel, developing products and markets and negotiating contracts with various state governments. During 1996, we began enrolling Medicaid members in our Fort Worth, New Jersey and Chicago plans. In 1997, we obtained a contract and began enrolling members in our Houston plan. In 1999, we began operating in Maryland and the District of Columbia, and obtained a contract and began enrolling members in our Dallas plan. Our operations in Maryland and the District of Columbia are the result of acquiring contract rights from Prudential Healthcare. In 2003, we began operations in Florida as a result of an acquisition of PHP Holdings, Inc. and its subsidiary, Physicians Health Plans, Inc. (PHP). In 2004, we were selected to provide Medicaid benefits in the Travis service area of Texas. In addition, in the District of Columbia, Florida, New Jersey and Texas, we have increased membership through acquisitions of Medicaid contract rights and related assets of other health plans in these service areas. Effective January 1, 2005, we began operations in New York as a result of an acquisition.
Market Opportunity

Emergence of managed care
      Healthcare in the United States has grown from a $27 billion industry in 1960 to a highly regulated market of approximately $1.7 trillion in 2003, an increase of 7.7% from 2002, according to the federal government’s Centers for Medicare & Medicaid Services (CMS).
      CMS projects total U.S. healthcare spending to reach $3.4 trillion in 2013, growing at an average annual rate of 7.3% from 2002 through 2013. In response to the dramatic increases in healthcare-related costs in the late 1960s, Congress enacted the Federal Health Maintenance Organization Act of 1973, a statute designed to encourage the establishment and expansion of care and cost management. The private sector responded to this legislation by forming health maintenance organizations (HMOs). HMOs were intended to address the needs of employers, insurers, government entities and healthcare providers who sought a cost-effective alternative to traditional indemnity insurance. Since the establishment of HMOs, enrollment has increased more than twelve-fold from 6.0 million in 1976 to nearly 76.1 million in 2002. Over that time, many HMOs have been formed to focus on a specific or specialty population of healthcare such as commercial plans for employees, Medicare, Medicaid, dental care and behavioral healthcare. Additionally, HMOs have been formed in a variety of sizes, from small community-based plans to multi-state organizations.
      Despite these efforts to organize care delivery, the costs associated with medical care have continued to increase. As a result, it has become increasingly important for HMOs to understand the populations they serve in order to develop an infrastructure and programs tailored to the medical and social profiles of their members.

Medicaid, SCHIP and FamilyCare Programs
      Medicaid, a state-administered program, was enacted in 1965 to make federal matching funds available to all states for the delivery of healthcare benefits to eligible individuals, principally those with incomes below specified levels who meet other state-specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines. By contrast, Medicare, in which we do not currently participate, is a program administered by the federal government and is made available to the aged and disabled. Some of the differences between Medicaid and Medicare are set forth below:

Medicaid	Medicare

• state administered,	• federally operated,
• state and matching federal funds,	• federal funds only,
• average age of our members is 14,	• average age of recipients is over 70,
• 30 million people in managed care in 2004,	• 5 million people in managed care in 2004,
• prescription drug coverage and	• prescription drug coverage begins in 2006 and
• mandatory managed care in most states.	• no mandatory managed care.
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
      Most states determine threshold Medicaid eligibility by reference to other federal financial assistance programs, including Temporary Assistance to Needy Families (TANF), and Supplemental Security Income (SSI).
      TANF provides assistance to low-income families with children and was adopted to replace the Aid to Families with Dependent Children program. SSI is a federal program that provides assistance to low-income aged, blind or disabled individuals. However, states can broaden eligibility criteria.
      SCHIP, developed in 1997, is a federal/state matching program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. SCHIP enables a segment of the large uninsured population in the U.S. to receive healthcare benefits. States have the option of administering SCHIP through their Medicaid programs.
      FamilyCare programs have been established in several states including New Jersey and the District of Columbia. The New Jersey FamilyCare Health Coverage Act is a Medicaid expansion program providing healthcare access to an estimated 90,000 previously uninsured or underinsured New Jersey residents in fiscal 2005. New Jersey FamilyCare is a voluntary federal and state-funded health insurance program created to help uninsured families, single adults and couples without dependent children obtain affordable healthcare coverage.

      Nationally, approximately 64% of Medicaid spending is directed toward hospital, physician and other acute care services, and the remaining approximately 36% is for nursing home and other long-term care. In general, inpatient and emergency room utilization tends to be higher within the Medicaid population than among the general population because of the inability to afford access to a primary care physician (PCP), leading to the postponement of treatment until acute care is required.
      The highest healthcare expenses for the non-elderly and disabled Medicaid population include:

•	obstetrics,

•	respiratory illness,

•	diabetes,

•	neonatal care,

•	sickle cell disease, and

•	HIV/ AIDS.
      During fiscal year 2005, the federal government estimates spending of approximately $188 billion on Medicaid with a corresponding state match of approximately $142 billion. Federal government estimates indicate that total Medicaid outlays may reach approximately $192.5 billion for fiscal year 2006, with an additional $5.4 billion spent on SCHIP programs. Key factors driving Medicaid spending include:

•	number of eligible individuals who enroll,

•	price of medical and long-term care services,

•	use of covered services,

•	state decisions regarding optional services and optional eligibility groups, and

•	effectiveness of programs to reduce costs of providing benefits, including managed care.

Medicaid Funding
      The federal government pays a share of the medical assistance expenditures under each state’s Medicaid program. That share, known as the Federal Medical Assistance Percentage (FMAP), is determined annually by a formula that compares the state’s average per capita income level with the national average per capita income level. Thus, states with higher per capita income levels are reimbursed a smaller share of their costs than states with lower per capita income levels. The FMAP cannot be lower than 50% or higher than 83%. In fiscal 2005, the FMAPs vary from 50% in 12 states and five territories to 77.1% in Mississippi, and 57% overall. In addition, the Balanced Budget Act of 1997 permanently raised the FMAP for the District of Columbia from 50% to 70%. The states’ fiscal 2005 FMAPs for the markets in which we have contracts are:

State	FMAP

District of Columbia	70.0%

Florida	58.9%

Illinois	50.0%

Maryland	50.0%

New Jersey	50.0%

New York	50.0%

Texas	60.9%
      The federal government also matches administrative costs, generally about 50%, although higher percentages are paid for certain activities and functions, such as development of automated claims processing systems. Federal payments have no set limits (other than for SCHIP programs), but rather are made on a matching basis. In 2004, Medicaid spending surpassed elementary and secondary education spending in total state spending, rising to 21.9% of total state spending for Medicaid and 21.5% for elementary and secondary education. In 2003, 43.5% of total federal funds provided to states were spent on Medicaid, the highest category of federal funds provided to states.
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
      Under the Health Insurance Flexibility and Accountability Demonstration Program (HIFA), states can seek waivers from specific provisions of federal Medicaid requirements to increase the number of individuals with health coverage through current Medicaid and SCHIP resource levels. Currently, eight states are involved in approved waiver programs. The current federal administration has emphasized providing coverage to populations with income below 200 percent of the federal poverty level.

Medicaid Managed Care
      Historically, the traditional Medicaid programs made payments directly to providers after delivery of care. Under this approach, recipients received care from disparate sources, as opposed to being cared for in a systematic way. As a result, care for routine needs was often accessed through emergency rooms or not at all.
      The delivery of episodic healthcare under the traditional Medicaid program limited the ability of the states to provide quality care, implement preventive measures and control healthcare costs. Over the past decade, in response to rising healthcare costs and in an effort to ensure quality healthcare, the federal government has expanded the ability of state Medicaid agencies to explore, and, in some cases, mandate the use of managed care for Medicaid beneficiaries. If Medicaid managed care is not mandatory, individuals entitled to Medicaid may choose either the traditional Medicaid program or a managed care plan, if available. According to information published by CMS, from 1993 to 2002, managed care enrollment among Medicaid beneficiaries increased to more than 57% of all enrollees. All the markets in which we operate, except Illinois, have state-mandated Medicaid managed care programs in place.
The AMERIGROUP Approach
      Unlike many managed care organizations that attempt to serve the general population, as well as Medicare and Medicaid populations, we are focused exclusively on serving people who receive healthcare benefits through publicly sponsored programs. We do not currently offer Medicare or commercial products. Our success in establishing and maintaining strong relationships with state governments, providers and members has enabled us to obtain new contracts and to establish a strong market position in the markets we serve. We have been able to accomplish this by addressing the various needs of these constituent groups.

State Governments
      We have been successful in bidding for contracts and implementing new products because of our ability to facilitate access to quality healthcare services in a cost-effective manner. Our education and outreach programs, our disease and medical management programs and our information systems benefit the communities we serve while providing the state governments with predictability of cost. Our education and outreach programs are designed to decrease the use of emergency care services as the primary access to healthcare through the provision of certain programs such as member health education seminars and system-wide 24-hour on-call nurses. Our information systems are designed to measure and track our performance, enabling us to demonstrate the effectiveness of our programs to the government. While we promote ourselves directly in applying for new contracts or seeking to add new benefit plans, we believe that our ability to obtain additional contracts and expand our service areas within a state results primarily from our demonstration of prior success in facilitating access to quality care, while reducing and managing costs, and our customer-focused approach to working in partnership with state governments. We believe we will also benefit from this experience when bidding for and acquiring contracts in new state markets.

Providers
      In each of the communities where we operate, we have established extensive provider networks and have been successful in continuing to establish new provider relationships. We have accomplished this by working closely with physicians to help them operate efficiently by providing financial, statistical and utilization information, physician and patient educational programs and disease and medical management programs, as well as by adhering to a prompt payment policy. In addition, as we increase our market penetration, we provide our physicians with a growing base of potential patients in the markets they serve. This network of providers and relationships assists us in implementing preventive care methods, managing costs and improving access to healthcare for members. We believe that our experience working and contracting with Medicaid providers will give us a competitive advantage in entering new markets. While we do not directly market to or through our providers, they are important in helping us attract new members and retain existing members.

Members
      In both signing up new members and retaining existing members, we focus on our understanding of the unique needs of the Medicaid, SCHIP and FamilyCare populations. We have developed a system that provides our members with appropriate access to care. We supplement this care with community-based education and outreach programs designed to improve the well-being of our members. These programs not only help our members control and manage their medical care, but also have been proven to decrease the incidence of emergency room care, which is traumatic for the individual and expensive and inefficient for the healthcare system. We also help our members access prenatal care which improves outcomes for our members and is less costly than unmanaged care. As our presence in a market matures, these programs and other value-added services, help us build and maintain membership levels.

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
Strategy
      Our objective is to become the leading managed care organization in the U.S. focused on serving people who receive healthcare benefits through publicly sponsored programs. To achieve this objective we intend to:
      Increase our membership in existing and new markets through internal growth and acquisitions. We intend to increase our membership in existing and new markets through development and implementation of community-specific products, alliances with key providers, sales and marketing efforts and acquisitions. We facilitate access to a broad continuum of healthcare supported by numerous services such as neonatal intensive care and high-risk pregnancy programs. These products and services are developed and administered by us but are also designed to attract and retain our providers, who are critical to our overall success. Through strategic and selective contracting with providers, we are able to customize our provider networks to meet the unique clinical, cultural and socio-economic needs of our members. Our providers often are located in the inner-city neighborhoods where our members live, thereby providing accessibility to, and an understanding of, the needs of our members. For example, in our voluntary Chicago market, we have a sales force to recruit potential members who are currently in the traditional fee-for-service Medicaid system. The overall effect of this comprehensive approach reinforces our broad brand-name recognition as a leading managed healthcare company serving people who receive publicly sponsored healthcare benefits, while complying with state-mandated marketing guidelines.
      We may also choose to increase membership by acquiring Medicaid contracts and other related assets from competitors in our existing markets. Since 1996, we have developed markets in Illinois, New Jersey and Texas and acquired additional Medicaid contracts and related assets in the District of Columbia, Florida, Maryland, New Jersey, Texas and New York. We evaluate potential new markets using our established government relationships and our historical experience in managing Medicaid populations. Our management team is experienced in identifying markets for development of new operations, including complementary businesses, identifying and executing acquisitions and integrating these businesses into our existing operations. For example, in January 2005, we began operations in New York as a result of the acquisition of CarePlus resulting in approximately 115,000 additional members in New York City (Brooklyn, Manhattan, Queens and Staten Island) and Putman County.
      Capitalize on our experience working in partnership with state governments. We continually strive to be an industry-recognized leader in government relations and an important resource to our state government customers. For example, we have a dedicated legislative affairs team with experience at the federal, state and local levels. We are, and intend to continue to be, an active and leading participant in the formulation and development of new policies and programs for publicly sponsored healthcare benefits. This also enables us to competitively expand our service areas and to implement new products.
      Focus on our “medical home” concept to provide quality, cost-effective healthcare. We believe that the care the Medicaid population has historically received can be characterized as uncoordinated, episodic and short-term focused. In the long-term, this approach is less desirable for the patient and more expensive for the state.
      Our approach to serving the Medicaid and historically uninsured populations is based on offering a comprehensive range of medical and social services intended to improve the well-being of the member while lowering the overall cost of providing benefits. Unlike traditional Medicaid, each of our members has a primary contact, usually a PCP, to coordinate and administer the provision of care, as well as enhanced benefits, such as 24-hour on-call nurses. We refer to this coordinated approach as a “medical home.”
      Utilize population-specific disease management programs and related techniques to improve quality and reduce costs. An integral part of our medical home concept is continual quality management. To help the physician improve the quality of care and improve the health status of our members, we have developed a number of programs and procedures to address high frequency, chronic or high-cost conditions such as pregnancy, respiratory conditions, diabetes, sickle cell disease and congestive heart failure. Our procedures include case and disease management, pre-admission certification, concurrent review of hospital admissions, discharge planning, retrospective review of claims, outcome studies and management of inpatient, ambulatory and alternative care. These policies and programs are designed to consistently provide high quality care and cost-effective service to our members.
Products
      We have developed several products through which we offer a range of healthcare services. These products are also community-based and seek to address the social and economic issues faced by the populations we serve. Additionally, we seek to establish strategic relationships with prestigious medical centers, children’s hospitals and federally qualified health centers to assist in implementing our products and medical management programs within the communities we serve. Our health plans cover various services that vary by state and may include:

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
      AMERICAID, our principal product, is our family-focused Medicaid managed healthcare product designed for the TANF population that consists primarily of low-income children and their mothers. We currently offer our AMERICAID product in all markets we serve. As of December 31, 2004, we had approximately 662,000 AMERICAID members. Effective January 1, 2005, the acquisition of CarePlus added approximately 73,000 AMERICAID members to our enrollment.
      AMERIKIDS is our managed healthcare product for uninsured children not eligible for Medicaid. This product is designed for children in the SCHIP initiative. We began offering AMERIKIDS in Maryland and the District of Columbia when we acquired Prudential’s contract rights and other related assets in 1999. We began offering AMERIKIDS in New Jersey and Texas in 2000 and in Chicago in 2003. We began offering AMERIKIDS in Florida when we acquired PHP’s contract rights and other related assets in 2003. As of December 31, 2004, we had approximately 182,000 AMERIKIDS members. Effective January 1, 2005, the acquisition of CarePlus added approximately 22,000 AMERIKIDS members to our enrollment.
      AMERIPLUS is our managed healthcare product for SSI recipients. This population consists of the low-income aged, blind and disabled. We began offering this product in 1998 and currently offer it in New Jersey, Maryland, Houston, Texas and Florida. We expect our AMERIPLUS membership to grow as more states include SSI benefits in mandatory managed care programs. As of December 31, 2004, we had approximately 79,000 AMERIPLUS members. Included in this number are approximately 1,000 members added through a Florida program called Summit Care. The Summit Care (Long Term Care Diversion) program helps seniors live safely in their homes or assisted living facilities as an alternative to nursing home care.
      AMERIFAM is our FamilyCare managed healthcare product designed for uninsured segments of the population other than SCHIP eligibles. AMERIFAM’s current focus is the families of our SCHIP and Medicaid children. We offer this product in the District of Columbia and New Jersey where the program covers parents of SCHIP and Medicaid children. As of December 31, 2004, we had approximately 13,000 AMERIFAM members. Effective January 1, 2005, the acquisition of CarePlus added approximately 20,000 AMERIFAM members to our enrollment.
      As of December 31, 2004, of our 936,000 members, 99% were enrolled in TANF, SCHIP and FamilyCare programs. The remaining 1% were enrolled in SSI programs. Of these SSI enrollees, approximately 9,000 were members to whom we provided limited administrative services but did not provide health benefits.

Disease and Medical Management Programs
      We provide specific disease and medical management programs designed to meet the special healthcare needs of our members with chronic illnesses, to manage excessive costs and to improve the overall health of our members. We currently offer disease and medical management programs in areas such as neonatal, high-risk pregnancy, asthma and other respiratory conditions, congestive heart failure, sickle cell disease, diabetes and HIV/ AIDS. These programs focus on preventing acute occurrences associated with chronic conditions by identifying at-risk members, monitoring their conditions and proactively managing their care. We also employ tools such as utilization review and pre-certification to reduce the excessive costs often associated with uncoordinated healthcare programs.
Marketing and Educational Programs
      An important aspect of our comprehensive approach to healthcare delivery is our marketing and educational programs, which we administer system-wide for our providers and members. We often provide our educational programs in members’ homes and our marketing and educational programs in churches and community centers. The programs we have developed are specifically designed to increase awareness of various diseases, conditions and methods of prevention in a manner that supports the providers, while meeting the unique needs of our members. For example, we conduct health promotion events in physicians’ offices. Direct provider marketing is supported by traditional marketing venues such as direct mail, telemarketing, television, radio and cooperative advertising with participating medical groups.
      We believe that we can also increase and retain membership through marketing and education initiatives. We have a dedicated staff that actively supports and educates prospective and existing members and community organizations. Through programs such as Safe Kids and Taking Care of Baby and Me®, a prenatal program for pregnant moms and their babies, we promote a healthy lifestyle, safety and good nutrition to our members. In addition to these personal health-related programs, we remain committed to the communities we serve.
      We have developed specific strategies for building relationships with key community organizations, which help enhance community support for our products and improve service to our members. We regularly participate in local events and festivals and organize community health fairs to promote healthy lifestyle practices. Equally as important, our employees help support community groups by serving as board members and volunteers. In the aggregate, these activities serve to act not only as a referral channel, but also reinforce the AMERIGROUP brand and foster member loyalty.
      In several markets, we provide value-added benefits as a means to attract and retain members. These benefits include free memberships to the local Boys and Girls Clubs and vouchers for over-the-counter medications. We believe that our comprehensive approach to healthcare positions us well to serve our members, their providers and the communities in which they both live and work.
Community Partners
      We believe community focus and understanding are important to attracting and retaining members. To assist in establishing our community presence in a new market, we seek to establish relationships with prestigious medical centers, children’s hospitals, federally qualified health centers, community based organizations and advocacy groups to offer our products and programs.

Provider Network
      We facilitate access to healthcare services to our members through mutually non-exclusive contracts with PCPs, specialists, hospitals and ancillary providers. Either prior to or concurrent with bidding for new contracts, we establish a provider network in each of our service areas. The following table shows the total number of PCPs, specialists, hospitals and ancillary providers participating in our network as of December 31, 2004:

	Service Areas

			Maryland
	Texas	New Jersey	and D.C.	Illinois	Florida	Total	New York(1)

Primary care physicians	1,787	1,873	1,635	570	1,629	7,494	1,559

Specialists	6,243	4,608	6,960	1,330	5,230	24,371	8,150

Hospitals	109	71	47	30	88	345	61

Ancillary providers	819	610	411	371	1,343	3,554	1,689

(1)	Effective January 1, 2005, our provider network for New York became effective with the acquisition of CarePlus. Accordingly, our New York network is not included in our participating network total as of December 31, 2004.
      The PCP is a critical component in care delivery, the management of costs and the attraction and retention of new members. PCPs include family and general practitioners, pediatricians, internal medicine physicians and OB/ GYNs. These physicians provide preventive and routine healthcare services and are responsible for making referrals to specialists, hospitals and other providers. Healthcare services provided directly by PCPs include the treatment of illnesses not requiring referrals, periodic physician examinations, routine immunizations, well child care and other preventive healthcare services.
      Specialists provide medical care to members generally upon referral by the PCPs. However, we have identified specialists that are part of the ongoing care of our members, such as allergists, oncologists and surgeons, which our members may access directly without first obtaining a PCP referral. Our contracts with both the PCPs and specialists usually are for one to two-year periods and automatically renew for successive one-year periods subject to termination by us for cause, if necessary, based on provider conduct or other appropriate reasons. The contracts generally can be canceled by either party without cause upon 90 to 120 days prior written notice.
      Our contracts with hospitals are usually for one to two-year periods and automatically renew for successive one-year periods. Generally, our hospital contracts may be terminated by either party without cause upon 90 to 150 days prior written notice. Pursuant to the contract, the hospital is paid for all pre-authorized medically necessary inpatient and outpatient services and all covered emergency and medical screening services provided to members. With the exception of emergency services, most inpatient hospital services require advance approval from the member’s PCP and our medical management department. We require hospitals in our network to participate in utilization review and quality assurance programs.
      We have also contracted with other ancillary providers for physical therapy, mental health and chemical dependency care, home healthcare, vision care, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we have contracted with dental vendors that provide routine dental care in markets where routine dental care is a covered benefit and with a national pharmacy benefit manager that provides a local pharmacy network in our markets where pharmacy is a covered benefit.
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
Provider Payment Methods
      Fee-for-Service. This is a reimbursement mechanism that pays providers based upon services performed. For the year ended December 31, 2004, approximately 95% of our expenses for direct health benefits were on a fee-for-service reimbursement basis, including fees paid to third-party vendors for ancillary services such as pharmacy, mental health, dental and vision benefits. The primary fee-for-service arrangements are maximum allowable fee schedule, per diem, case rates, percent of charges or any combination thereof. The following is a description of each of these mechanisms:

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
      We review the fees paid to providers periodically and make adjustments as necessary. Generally, the contracts with providers do not allow for automatic annual increases in payments. Among the factors generally considered in adjustments are changes to state Medicaid fee schedules, competitive environment, current market conditions, anticipated utilization patterns and projected medical expenses. In order to enable us to better monitor quality and meet our state contractual encounter reporting obligations, it is our intention to increase the number of providers we pay on a fee-for-service basis and reduce the number of capitation contracts we have. States use the encounter data to monitor quality of care to members and to set premium rates.
Our Health Plans
      Effective with the January 1, 2005 CarePlus acquisition, we have six active health plan subsidiaries offering healthcare services in the District of Columbia, Florida, Illinois, Maryland, New Jersey, Texas and New York. We expect our relationship with these jurisdictions to continue. Each of our health plans have one or more contracts that expire at various times, as set forth below:

Market	Product	Term End Date

District of Columbia	TANF, SCHIP, FamilyCare	July 31, 2005

Florida	TANF, SSI, SCHIP	June 30, 2006(a)

Florida	SCHIP	September 30, 2005

Florida	SSI (Summit Care)	June 30, 2005(b)

Illinois	TANF, SCHIP	July 31, 2006(c)

Maryland(d)	TANF, SSI, SCHIP	—

New Jersey	TANF, SSI, SCHIP, FamilyCare	June 30, 2005

New York	TANF, SSI, FamilyCare	September 30, 2005

New York	SCHIP	June 30, 2005

Texas	TANF, SSI, SCHIP	August 31, 2005

(a)	This contract can be terminated by either party upon 30 days notice.

(b)	This contract can be terminated by either party upon 60 days notice.

(c)	This contract can be terminated by either party upon 90 days written notice.

(d)	Our Maryland contract does not have a set term.

District of Columbia
      Our Maryland subsidiary, AMERIGROUP Maryland, Inc., a Managed Care Organization, is also licensed as an HMO in the District of Columbia and became operational there in August 1999. As of December 31, 2004, we had approximately 41,000 members in the District of Columbia. We believe that we have the largest Medicaid membership in the District of Columbia. We offer AMERICAID, AMERIKIDS and AMERIFAM in the District of Columbia. Our contract with the District of Columbia extends through July 31, 2005, with the District’s option to continue contract extensions for two additional one-year terms through July 31, 2007.

Florida
      Our Florida subsidiary, AMERIGROUP Florida, Inc., is licensed as an HMO and became operational in January 2003 with the acquisition of PHP. In July 2003, we acquired the Medicaid contract rights and related assets of St. Augustine. Our current service areas include the metropolitan areas of Miami/ Fort Lauderdale, Orlando and Tampa that include 13 counties in Florida. As of December 31, 2004, we had approximately 229,000 members, consisting of approximately 58,000 members in Miami/ Fort Lauderdale, 45,000 members in Orlando and 126,000 members in Tampa. We believe we have the third largest Medicaid membership in the Miami/ Fort Lauderdale market, second largest Medicaid membership in the Orlando market and the largest Medicaid membership in the Tampa market. We offer AMERICAID, AMERIKIDS and AMERIPLUS in each of our Florida markets. Our TANF, SSI and SCHIP contracts expire June 30, 2006 and can be terminated by either party upon 30 days notice. Our Summit Care contract expires June 30, 2005 and we anticipate the new contract to be effective as of July 1, 2005. However, either party can terminate the contract upon 60 days notice. Currently, we are in good standing with the Department of Elder Affairs, the agency with regulatory oversight of the Long Term Care program, and have no reason to believe that the contract will not be renewed. As a result of a successful Florida SCHIP re-bid in 2004, individual county contracts were consolidated into one contract covering eight counties, through September 30, 2005, with the option to continue contract extensions for two additional one-year terms.

Illinois
      Our Illinois subsidiary, AMERIGROUP Illinois, Inc., is licensed as an HMO and became operational in April 1996. Our current service area includes the counties of Cook and DuPage in the Chicago area. In Chicago, enrollment in a Medicaid managed care plan is voluntary. As of December 31, 2004, we had approximately 37,000 members in Chicago. We believe that we have the second largest Medicaid health plan membership in Cook County. We offer AMERICAID and AMERIKIDS in the Chicago area. Our contract with the State of Illinois, which can be terminated by either party with 90 days written notice, was extended through July 31, 2004, and included an automatic renewal provision for two consecutive one-year terms, thereby extending the contract through July 31, 2006.

Maryland
      Our Maryland subsidiary, AMERIGROUP Maryland, Inc., a Managed Care Organization, is authorized to operate as a managed care organization (MCO) in Maryland and became operational in June 1999. Our current service areas include 20 of the 24 counties in Maryland. As of December 31, 2004, we had approximately 130,000 members in Maryland. We believe that we have the largest Medicaid membership in Maryland. We offer AMERICAID, AMERIKIDS and AMERIPLUS in Maryland. Our contract with the State of Maryland does not have a set term. We can terminate our contract with Maryland by notifying the State by October 1st of any given year for an effective termination date of January 1st of the following year. The State may waive this timeframe if the circumstances warrant, including but not limited to reduction in rates outside the normal rate setting process or an MCO exit from the program.

New Jersey
      Our New Jersey subsidiary, AMERIGROUP New Jersey, Inc., is licensed as an HMO and became operational in February 1996. Our current service areas include 20 of the 21 counties in New Jersey. As of

December 31, 2004, we had approximately 105,000 members in New Jersey. We believe that we have the third largest Medicaid membership in New Jersey. We offer AMERICAID, AMERIPLUS, AMERIKIDS and AMERIFAM in New Jersey. Our contract with the State of New Jersey expires on June 30, 2005, with the State’s option to extend the contract on an annual basis through an executed contract amendment.

New York
      Effective January 1, 2005, we acquired CarePlus, which is licensed as an HMO in New York. CarePlus’ service areas include New York City, within the boroughs of Brooklyn, Manhattan, Queens and Staten Island, and Putman County. We did not have any membership in New York during 2004. Effective January 1, 2005, through the acquisition of CarePlus, we added approximately 115,000 members, consisting of approximately 50,000 members in Brooklyn, 7,000 members in Manhattan, 52,000 members in Queens, 6,000 members in Staten Island and less than 500 members in Putnam County to whom we offer AMERICAID, AMERIKIDS and AMERIFAM. Our TANF, SSI and FamilyCare contracts with the State expire on September 30, 2005. At the option of the Department of Health, the TANF and SSI contracts may be extended for up to an additional three-year period, and the FamilyCare contract may be extended for an additional one-year period. Our SCHIP contract with the State expires on June 30, 2005. We expect continued extension of this contract at the State’s discretion.

Texas
      Our Texas subsidiary, AMERIGROUP Texas, Inc., is licensed as an HMO and became operational in September 1996. Our current service areas include the cities of Austin, Dallas, Fort Worth and Houston and the surrounding counties. As of December 31, 2004, we had approximately 394,000 members in Texas, consisting of approximately 8,000 members in Austin, approximately 98,000 members in Dallas, approximately 129,000 members in Fort Worth and approximately 159,000 members in Houston. We believe that we have the largest Medicaid membership in each of our Fort Worth and Houston markets and the second largest Medicaid membership in our Austin and Dallas markets. We offer AMERICAID in each of our Texas markets, AMERIKIDS in Dallas and Houston and AMERIPLUS in Houston. The Texas Health and Human Services Commission selected AMERIGROUP Texas, Inc. to provide Medicaid benefits to the Travis service area. Effective May 1, 2004, we began providing our services to these Medicaid recipients. Our TANF contract in Fort Worth and the Travis service area, our TANF and SCHIP contracts in Dallas and our TANF, SCHIP and SSI contracts in Houston are set to expire on August 31, 2005. We participated in a re-procurement process of all product contracts and all service areas in mid-year 2004. Although the State has said it will announce contract awards in early 2005 with implementation continuing into 2006, the announcement of the awards may not occur until after the conclusion of the Texas legislative session on May 30, 2005.
Quality Management
      We have a comprehensive quality management plan designed to improve access to cost-effective quality care. We have developed policies and procedures to ensure that the healthcare services arranged by our health plans meet the professional standards of care established by the industry and the medical community. These procedures include:

•	Analysis of healthcare utilization data. To avoid duplication of services or medications, in conjunction with the PCPs, healthcare utilization data is analyzed and, through comparative provider data and periodic meetings with physicians, we identify areas in which a physician’s utilization rate differs significantly from the rates of other physicians. On the basis of this analysis, we suggest opportunities for improvement and follow-up with the PCP to monitor utilization.

•	Medical care satisfaction studies. We evaluate the quality and appropriateness of care provided to our health plan members by reviewing healthcare utilization data and responses to member and physician questionnaires and grievances.

•	Clinical care oversight. Each of our health plans has a medical advisory committee comprised of physician representatives and chaired by the plan’s medical director. This committee reviews credentialing, approves clinical protocols and practice guidelines and evaluates new physician group candidates.

Based on regular reviews, the medical directors who head these committees develop recommendations for improvements in the delivery of medical care.

•	Quality improvement plan. A quality improvement plan is implemented in each of our health plans and is governed by a quality management committee. The quality management committee is comprised of senior management at our health plans, who review and evaluate the quality of our health services and are responsible for the development of quality improvement plans spanning both clinical quality and customer service quality. These plans are developed from provider and membership feedback, satisfaction surveys and results of action plans. Our corporate quality improvement council oversees and meets regularly with our health plan quality management committees to help ensure that we have a coordinated, quality-focused approach relating to our members, providers and state governments.

Management Information Systems
      The ability to capture, process and allow local access to data and to translate it into meaningful information is essential to our ability to operate across a multi-state service area in a cost-effective manner. Our centralized technology platform supports our core processing functions enabled by a common systems strategy. This integrated approach helps to assure that consistent sources of claim, provider and member information are provided across all of our health plans. We use these common systems for billing, claims and encounter processing, utilization management, marketing and sales tracking, financial and management accounting, medical cost trending, reporting, planning and analysis. The platform also supports our internal member and provider service functions, including on-line access to member eligibility verification, PCP membership roster, authorization and claims status.
      In November 2003, we signed a software licensing agreement with The Trizetto Group, Inc. for their Facets Extended Enterprisetm administrative system (Facets). During 2004, we invested in the implementation and testing of Facets with a staggered conversion to Facets by health plan beginning in 2005 and continuing through 2007. We estimate that our current claims payment system, without Facets, could be at full capacity within the next 16 months. We currently expect that Facets will meet our software needs for a minimum of 10 years and will support our long-term growth strategies.
Competition
      Our principal competitors for state contracts, members and providers consist of the following types of organizations:

•	Primary Care Case Management Programs (PCCMs) — Programs established by the states through contracts with PCPs to provide primary care services to the Medicaid recipient, as well as provide limited oversight over other services.

•	Commercial HMOs — National and regional commercial managed care organizations that have Medicaid and Medicare members in addition to members in private commercial plans.

•	Medicaid HMOs — Managed care organizations that focus solely on serving people who receive healthcare benefits through Medicaid.
      We will continue to face varying levels of competition as we expand in our existing service areas or enter new markets. In Illinois, where enrollment in a managed care plan is voluntary, we also compete for members with the traditional means for accessing care, including hospitals and other healthcare providers. Healthcare reform proposals may cause a number of commercial managed care organizations already in our service areas to decide to enter or exit the Medicaid market. However, the licensing requirements and bidding and contracting procedures in some states present barriers to entry into the Medicaid managed healthcare industry.
      We compete with other managed care organizations to obtain state contracts, as well as to attract new members and to retain existing members. States generally use either a formal proposal process reviewing many bidders or award individual contracts to qualified applicants that apply for entry to the program. In order to be awarded a state contract, state governments consider many factors, which include providing quality care, satisfying financial requirements, demonstrating an ability to deliver services, and establishing networks and infrastructure. People who wish to enroll in a managed healthcare plan or to change healthcare plans typically choose a plan based on the service offered, ease of access to services, a specific provider being part of the network and the availability of supplemental benefits.
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
Regulation
      Our healthcare operations are regulated at both the state and federal levels. Government regulation of the provision of healthcare products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules may also occur periodically.

HMOs and MCOs
      Five of our health plan subsidiaries are authorized to operate as HMOs in the District of Columbia, Florida, New Jersey and Texas, and as an MCO in Maryland. In each of the jurisdictions in which we operate, we are regulated by the relevant health, insurance and/or human services departments that oversee the activities of HMOs and MCOs providing or arranging to provide services to Medicaid enrollees.
      The process for obtaining the authorization to operate as an HMO or MCO is lengthy and complicated and requires demonstration to the regulators of the adequacy of the health plan’s organizational structure, financial resources, utilization review, quality assurance programs and complaint procedures. Both under state HMO and MCO statutes and state insurance laws, our health plan subsidiaries must comply with minimum net worth requirements and other financial requirements, such as minimum capital, deposit and reserve requirements. Insurance regulations may also require the prior state approval of acquisitions of other managed care organizations’ businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Each of our subsidiaries is also subject to periodic reporting requirements. In addition, each health plan must meet numerous criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

Medicaid
      Medicaid was established, as was Medicare, by 1965 amendments to the Social Security Act of 1935. The amendments, known collectively as the Social Security Act of 1965, created a joint federal-state program in which each state:

•	establishes its own eligibility standards,

•	determines the type, amount, duration and scope of services,

•	sets the rate of payment for services, and

•	administers its own program.
      Medicaid policies for eligibility, services, rates and payment are complex, and vary considerably among states, and the state policies may change from time-to-time.
      States are also permitted by the federal government to seek waivers from certain requirements of the Social Security Act of 1965. In the past decade, partly due to advances in the commercial healthcare field, states have been increasingly interested in experimenting with pilot projects and statewide initiatives to control costs and expand coverage and have done so under waivers authorized by the Social Security Act of 1965 and with the approval of the federal government. The waivers most relevant to us are the Section 1915(b) freedom of choice waivers that enable:

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
      Many states, including Maryland, operate under a Section 1115 demonstration rather than a 1915(b) waiver. This is a more expansive form of waiver that enables the state to have a Medicaid program that is broader than typically permitted under the Social Security Act of 1965. For example, Maryland’s 1115 waiver allows it to include more individuals in its managed care program than typically allowed under Medicaid.
      In all the states in which we operate, we must enter into a contract with the state’s Medicaid regulator in order to be a Medicaid managed care organization. States generally use either a formal proposal process, reviewing many bidders, or award individual contracts to qualified applicants that apply for entry to the program. Although other states have done so in the past and may do so in the future, currently the District of Columbia, Florida and Texas are the only jurisdictions in which we operate that use competitive bidding processes.
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
Federal Regulation

HIPAA
      In accordance with the Health Insurance Portability and Accountability Act of 1996 (HIPAA), health plans are required to comply with all HIPAA regulations relating to standards for electronic transactions and code sets, privacy of health information, security of healthcare information, national provider identifiers, and national employer identifiers. AMERIGROUP providers and healthcare clearinghouses were required to comply with HIPAA privacy requirements on or before April 14, 2003, and with HIPAA Transactions and Code Sets (T&CS) requirements by October 16, 2003.
      AMERIGROUP implemented its privacy compliance program by April 14, 2003. AMERIGROUP received a two-year privacy accreditation from the Utilization Review Accreditation Commission (URAC) on November 1, 2003.
      On July 24, 2003, CMS issued guidance regarding compliance with the T&CS regulations in which CMS stated that it would not impose penalties on covered entities that deployed contingencies (in order to ensure the smooth flow of payments) if they have made reasonable and diligent efforts to become compliant and, in the case of health plans, to facilitate the compliance of their trading partners. AMERIGROUP implemented a T&CS contingency plan in March 2003, and has since acted aggressively to complete implementation of the T&CS regulations, subject to compliance by its trading partners and the various state Medicaid programs.
      On February 20, 2003, HHS published its final security regulations. The security rule applies only to protected health information in electronic form, and is specifically concerned with security information systems. A security gap analysis was completed in 2004 and AMERIGROUP expects to be compliant with the security rule by the April 20, 2005 deadline.
      Implementation of the National Provider Identifier (NPI) is required by May 27, 2007. A gap analysis for implementation of the NPI will be started sometime in late 2005.
      Future costs may be incurred in 2005 in implementation of the security and NPI standards, but we do not yet know the extent of such costs.

Medicaid Managed Care Regulations
      On January 19, 2001, HHS issued Medicaid managed care regulations to implement certain provisions of the Balanced Budget Act of 1997 (BBA). These provisions permit states to require certain Medicaid beneficiaries to enroll in managed care programs, give states more flexibility to develop their managed care programs and provide certain new protections for Medicaid beneficiaries. States had until August 13, 2003 to bring their Medicaid managed care programs into compliance with the requirements of the rule.
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
      According to HHS, this requirement eliminates the generally outdated regulatory ceiling on what states may pay managed care plans, a particularly important provision as more state Medicaid programs include people with chronic illnesses and disabilities.

      Although some of the states in which we operate have already implemented requirements similar to those provided for in the rule, the manner in which the rule is implemented in each of the states could increase our healthcare costs and administrative expenses, reduce our reimbursement rates, and otherwise adversely affect our business, results of operations, and financial condition.

Medicaid Reform
      President Bush, in his 2006 Budget submission to Congress, has proposed $1 billion in grant outreach monies over a two-year period to increase healthcare coverage of children eligible for Medicaid and SCHIP that are not currently enrolled. The President’s 2006 Budget also included funding for expansion of vaccines for children. In addition, the President has proposed demonstration projects entitled “New Freedom Initiatives” to expand access and quality for people with disabilities. Finally, the 2006 Budget includes proposals to continue current law for Transitional Medical Assistance and Medicare Premium Assistance for Medicaid.
      The President’s 2006 Budget also includes a number of proposals to reduce or eliminate “inappropriate” financing mechanisms employed by the states, primarily through use of intergovernmental transfers. These initiatives, together with Medicaid expansion proposals, are estimated to generate $45 billion in net reductions in Medicaid spending over a ten-year period. HHS is also interested in offering states increased flexibility of its Medicaid program for optional populations and services in exchange for more predictable cost growth within the overall Medicaid program. The President’s 2006 Budget contains little detail on this Medicaid Reform proposal, and it is expected that more discussion of the Medicaid Reform proposal will occur throughout the year. It is uncertain whether any of these proposals, or a variation thereof, will be enacted sometime in the future.

Patients’ Rights Legislation
      The U.S. Congress has considered several versions of patients’ rights legislation in previous sessions. Though no bill has been introduced in the 109th Congress, it is likely to remain an issue. Legislation could expand our potential exposure to lawsuits and increase our regulatory compliance costs. Depending on the final form of any patients’ rights legislation, such legislation could, among other things, expose us to liability for economic and punitive damages for making determinations that deny benefits or delay beneficiaries’ receipt of benefits as a result of our medical necessity or other coverage determinations. We cannot predict whether patients’ rights legislation will be reconsidered in the future or if enacted, what final form such legislation might take.

Other Fraud and Abuse Laws
      Investigating and prosecuting healthcare fraud and abuse has become a top priority for law enforcement entities. The funding of such law enforcement efforts has increased in the past few years and these increases are expected to continue. The focus of these efforts has been directed at participants in public government healthcare programs such as Medicaid. These regulations and contractual requirements applicable to participants in these programs are complex and changing. We have re-emphasized our regulatory compliance efforts for these programs, but ongoing vigorous law enforcement and the highly technical regulatory scheme mean that compliance efforts in this area will continue to require substantial resources.
Customers
      As of December 31, 2004, we served members who received healthcare benefits through our 13 contracts with the regulatory entities in the jurisdictions in which we operate. Five of these contracts, which are with the States of Florida, Maryland, New Jersey and Texas, individually accounted for 10% or more of our revenues for the year ended December 31, 2004, with the largest of these contracts representing approximately 19% of our revenues. Effective January 1, 2005, we began serving members who receive health benefits through an additional four contracts with the regulatory entities in New York.

Employees
      As of December 31, 2004, we had approximately 2,300 employees. Our employees are not represented by a union. We believe our relationships with our employees are good.
Available Information
      We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the U.S. Securities and Exchange Commission (SEC). We make available free of charge on or through our website at www.amerigroupcorp.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K; all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, our Corporate Governance Principles, our Audit, Compensation and Nominating and Corporate Governance charters and our Code of Business Conduct and Ethics. Further, we will provide, without charge upon written request, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Requests for copies should be addressed to Investor Relations, AMERIGROUP Corporation, 4425 Corporation Lane, Virginia Beach, VA 23462.

Item 2.	Properties
      We do not own any real property. We lease office space in Virginia Beach, Virginia, where our primary headquarters, call, claims and data centers are located. We also lease real property in each of the health plan locations. We are obligated by various insurance and Medicaid regulatory authorities to have offices in the service areas where we provide Medicaid benefits.
      In September 2003, we entered into a 15-year lease for a new 106,000 square-foot building in Virginia Beach, Virginia. The construction of this new location was completed in September 2004. The new facility currently houses our primary call and data centers.

Item 3.	Legal Proceedings
      In 2002, Cleveland A. Tyson, a former employee of AMERIGROUP Illinois, Inc., filed a federal Qui Tam or whistleblower action against our Illinois subsidiary, the United States of America and the State of Illinois, es rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc., in the U.S. District Court of the Northern District, Eastern Division, alleging the submission of false claims under the Medicaid program. The United States is not a party to the action. Mr. Tyson’s amended complaint was unsealed and served on AMERIGROUP Illinois, Inc., in June 2003. Mr. Tyson alleges that AMERIGROUP Illinois, Inc. maintained a scheme to discourage or avoid the enrollment of pregnant women and members with special needs. In his suit, Mr. Tyson seeks an unspecified amount of damages and statutory penalties of no less than $5,000 and no more than $11,000 per violation. Mr. Tyson’s complaint does not specify the number of alleged violations. The court denied AMERIGROUP Illinois, Inc.’s motion to dismiss on September 26, 2004. AMERIGROUP Illinois, Inc.’s motion for summary judgment was filed in December 2004. That motion is fully briefed, and is ready for disposition by the court. On February 15, 2005, we received a motion filed by Mr. Tyson on February 10, 2005, seeking permission to amend his complaint and add AMERIGROUP Corporation as a defendant. On February 15, 2005, we also received the motion filed by the State of Illinois on February 10, 2005, seeking court approval to intervene on Mr. Tyson’s behalf. On March 2, 2005, the Court granted the State’s motion to intervene and denied Mr. Tyson’s motion to amend to add AMERIGROUP Corporation as a defendant. On March 3, 2005, AMERIGROUP Illinois, Inc. filed a motion to dismiss for lack of subject matter jurisdiction, based upon a recent opinion of the United States Court of Appeals for the District of Columbia Circuit.
      At this time, discovery is ongoing. Although it is possible that the outcome of this case will not be favorable to us, no range of liability can be estimated. Accordingly, we have not recorded any liability at December 31, 2004. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

      We are from time-to-time the subject matter of, or involved in, other legal proceedings including claims for reimbursement by providers. We believe that any liability or loss resulting from such other legal matters will not have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
Executive Officers of the Company
      Our executive officers, their ages and positions as of February 28, 2005, are as follows*:

Name	Age	Position

Jeffrey L. McWaters	48	Chairman of the Board of Directors and Chief Executive Officer

James G. Carlson	52	President, Chief Operating Officer

E. Paul Dunn, Jr.	51	Executive Vice President, Chief Financial Officer

Stanley F. Baldwin	56	Executive Vice President, General Counsel and Secretary

Janet M. Brashear	44	Executive Vice President, Strategic Planning

Catherine S. Callahan	47	Executive Vice President, Associate Services

Nancy L. Grden	53	Executive Vice President, Specialty Product Group

John E. Littel	40	Executive Vice President, Government Relations

Leon A. Root, Jr.	51	Executive Vice President, Chief Information Officer

Kathleen K. Toth	43	Executive Vice President, Chief Accounting Officer

Richard C. Zoretic	46	Executive Vice President, Chief Marketing Officer

Sherri E. Lee	53	Senior Vice President, Treasurer
      Jeffrey L. McWaters has been our Chairman of the Board of Directors and Chief Executive Officer since he founded our company in December 1994. From 1991 to 1994, Mr. McWaters served as President and Chief Executive Officer of Options Mental Health, a national managed behavioral healthcare company and prior to that, in various senior operating positions with EQUICOR-Equitable HCA Corporation and CIGNA HealthCare. Mr. McWaters is Vice Rector of the Board of Visitors of the College of William and Mary, a director of the American Association of Health Plans and a member of the New York Stock Exchange Listed Companies Advisory Board.
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
      E. Paul Dunn, Jr. joined us in November 2004 as our Executive Vice President and Chief Financial Officer. From 1998 to November 2004, Mr. Dunn served as Vice President of Finance and Treasurer for IGM Global, Inc. He also served as Chief Financial Officer for GATX Terminals Corporation, a subsidiary of GATX Corporation, which provides distribution assets and financial services. Previously, at GATX, he also held the position of Treasurer. Prior to that, Mr. Dunn served as Assistant Treasurer with the Hertz Corporation. He began his career as a Financial Analyst at W.R. Grace & Company.
      Stanley F. Baldwin has served as our General Counsel and Secretary since 1997. Prior to that, Mr. Baldwin held senior officer and General Counsel positions with EPIC Healthcare Group, Inc., EQUICOR-Equitable HCA

      * Effective February 11, 2005, Lorenzo Childress, Jr., M.D., resigned from the position of Executive Vice President, Chief Medical Officer but remains on the payroll through April 1, 2005. On an interim basis, his role is being filled by our experienced medical management staff, including the two current corporate executive medical directors.

Corporation and CIGNA Healthplans, Inc. Mr. Baldwin is licensed to practice law in the States of Virginia, Tennessee and Texas.
      Janet M. Brashear joined us in September 2004 as our Executive Vice President, Strategic Planning. From 1999 to 2004, Ms. Brashear provided consulting and executive services to new ventures in the hospitality industry. Previously, she served as Executive Vice President, Strategy for Marriott International, and Senior Vice President, Strategy and Operations for Marriott Lodging. She began her career in sales with Procter and Gamble.
      Catherine S. Callahan joined us in 1999 and serves as our head of Associate Services. From 1991 to 1999, Ms. Callahan was Chief Administrative Officer of FHC Health Systems.
      Nancy L. Grden joined us as our head of Planning and Development in 2001. Prior to joining us, Ms. Grden served as President and Founder of Avenir, LLC, a consulting firm specializing in new ventures, and as Chief Executive Officer for Lifescape, LLC, a web-based workplace services company, from 1998 to 2000. She previously served as Executive Vice President and Chief Marketing Officer for ValueOptions, a national managed behavioral healthcare company, from 1992 to 1998.
      John E. Littel joined us in 2001 as head of Government Relations. Mr. Littel has served in a variety of positions in federal and state governments, including as Deputy Secretary of Health and Human Resources for the Commonwealth of Virginia, where he was responsible for the state’s welfare reform and healthcare initiatives, and as Director of Intergovernmental Affairs for the White House Drug Policy Office. Prior to joining AMERIGROUP, he served as counsel and deputy director of the Citizenship Project at the Heritage Foundation and in the current Bush Administration as senior counselor to the Director of the Office of Personnel Management. Mr. Littel is licensed to practice law in the State of Pennsylvania.
      Leon A. Root, Jr. joined us in May 2002 as a Senior Vice President and has served as our Executive Vice President and Chief Information Officer since June 2003. From 2001 to 2002, Mr. Root served as Senior Vice President and Chief Information Officer at Medunite, Inc., a private e-commerce company. From 1998 to 2001, Mr. Root served as Senior Vice President of McKessonHBOC Business System Division.
      Kathleen K. Toth joined us in 1995 and serves as our Executive Vice President and Chief Accounting Officer. Prior to joining us, Ms. Toth was the Vice President of Service Operations at Options Mental Health from 1992 to 1995. Ms. Toth also worked for CIGNA Healthplan of Texas, Inc. as Director of Financial Services and for EQUICOR Health Plan of Florida as Controller from 1987 to 1992. Ms. Toth is a certified public accountant.
      Richard C. Zoretic was named as our Chief Marketing Officer in September 2003. Before joining us, Mr. Zoretic served as Senior Vice President of network operations and distribution at CIGNA Dental Health from February 2003. From November 2001 to February 2003, Mr. Zoretic worked as a senior manager for Deloitte Consulting’s global management consulting practice, specializing in the health plan segment. From March 2000 to October 2001, Mr. Zoretic was an Executive Vice President and General Manager of Workscape, Inc., a privately held provider of benefits and workforce management solutions. From October 1995 to March 2000, Mr. Zoretic served in a variety of leadership positions at United Healthcare Group, including President of United Healthcare’s Middle Market Business segment and Regional Operating President of United Healthcare’s Mid-Atlantic operations, including its Maryland plan, for which he also served as Chief Executive Officer.
      Sherri E. Lee joined us in 1998 as our Chief Financial Officer and Treasurer. In 2001, Ms. Lee resigned her position as Chief Financial Officer, but continues to serve as Senior Vice President and Treasurer. Ms. Lee served as Executive Vice President — Finance of Pharmacy Corporation of America and prior to that, as Senior Vice President and Controller for Beverly Enterprises, Inc. Ms. Lee is a certified public accountant. Ms. Lee has tendered her resignation as Senior Vice President and Treasurer, effective April 1, 2005, and intends to retire.

PART II.

Item 5.	Market for Our Common Equity and Related Stockholder Matters
      Our common stock has been listed on the New York Stock Exchange (NYSE) under the symbol “AGP” since January 3, 2003. From November 6, 2001 until January 2, 2003, our common stock was quoted on the NASDAQ National Market under the symbol “AMGP.” Prior to November 6, 2001, there was no public market for our common stock.
      On December 14, 2004, we announced a two-for-one split of our common stock. The stock split was in the form of a one hundred percent stock dividend of one share of common stock for every share of common stock issued and outstanding. The stock dividend was distributed on January 18, 2005, to our shareholders of record on December 31, 2004.
      The following table sets forth the range of high and low sales prices for our common stock (after giving retroactive effect to the two-for-one stock split effective January 18, 2005) for the period indicated.

2003	High	Low

First Quarter	$16.88	$12.00

Second Quarter	19.30	13.63

Third Quarter	22.86	18.35

Fourth Quarter	23.82	19.80

2004

First Quarter	$23.08	$18.23

Second Quarter	24.75	19.61

Third Quarter	28.46	22.03

Fourth Quarter	38.44	26.50

December 31, 2004 Closing Sales Price	$37.83
      On March 1, 2005, the last reported sales price of our common stock was $40.35 per share as reported on the NYSE. As of March 1, 2005, we had 38 shareholders of record.
      We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operation of our business. Also, under the terms of our credit facility, we are limited in the amount of dividends that we may pay to our stockholders without the consent of our lenders. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.
      In addition, our ability to pay dividends is dependent on cash dividends from our subsidiaries. State insurance and Medicaid regulations limit the ability of our subsidiaries to pay dividends to us.
Use of Proceeds from Public Offering
      On October 16, 2003, we completed a public offering of 6,325,000 shares of common stock, including an over-allotment issuance of 825,000 shares (after giving retroactive effect to the two-for-one stock split effective January 18, 2005). The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-3, Registration Number 333-108831, which was declared effective by the SEC on October 9, 2003, and a Registration Statement on Form S-3, Registration Number 333-109609, filed with the SEC pursuant to Rule 462(b) of the General Rules and Regulations under the Securities Act of 1933 on October 9, 2003. All 6,325,000 shares sold in the public offering were sold at a price of $23.25 per share for an aggregate offering price of $147.1 million. We received proceeds from the offering of approximately $138.8 million, net of approximately $7.4 million of underwriting fees and $0.9 million of expenses. On October 21, 2003, we used $30.0 million of proceeds from the offering to repay the outstanding balance of our credit facility. The balance of approximately $108.8 million was used to partially fund the CarePlus acquisition effective January 1, 2005.
      Banc of America Securities LLC and Credit Suisse First Boston LLC acted as joint book-running managers of the offering. CIBC World Markets Corp. and Stephens Inc. acted as representatives of the underwriters.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in connection with the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Selected financial data as of and for each of the years in the five-year period ended December 31, 2004 are derived from our consolidated financial statements, which have been audited by KPMG, LLP, independent registered public accounting firm. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect the two-for-one stock split effective January 18, 2005.

	Year ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)

Income Statement Data:

Revenues:

Premium	$1,813,391	$1,615,508	$1,152,636	$880,510	$646,408

Investment income	10,340	6,726	8,026	10,664	13,107

Total revenues	1,823,731	1,622,234	1,160,662	891,174	659,515

Expenses:

Health benefits	1,469,097	1,295,900	933,591	709,034	523,566

Selling, general and administrative	191,915	186,856	133,409	109,822	85,114

Depreciation and amortization	20,750	23,650	13,149	9,348	6,275

Interest	731	1,913	791	763	781

Total expenses	1,682,493	1,508,319	1,080,940	828,967	615,736

Income before income taxes	141,238	113,915	79,722	62,207	43,779

Income tax expense	55,224	46,591	32,686	26,127	17,687

Net income	86,014	67,324	47,036	36,080	26,092

Accretion of redeemable preferred stock dividends	—	—	—	(6,228)	(7,284)

Net income attributable to common stockholders	$86,014	$67,324	$47,036	$29,852	$18,808

Basic net income per share	$1.73	$1.56	$1.17	$4.04	$11.81

Weighted average number of shares outstanding	49,721,945	43,245,408	40,355,456	7,389,688	1,592,818

Diluted net income per share	$1.66	$1.48	$1.10	$1.04	$0.78

Weighted average number of shares and dilutive potential common shares outstanding	51,837,579	45,603,300	42,938,844	33,299,442	31,636,350

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)

Balance Sheet Data:

Cash and cash equivalents and short and long-term investments	$612,059	$535,103	$306,935	$301,837	$189,325

Total assets	919,850	826,021	578,484	406,942	268,126

Long-term debt	—	—	50,000	—	6,177

Total liabilities	351,138	364,307	339,103	223,426	185,191

Redeemable preferred stock	—	—	—	—	78,190

Stockholders’ equity	568,712	461,714	239,381	183,516	4,745

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, SCHIP and FamilyCare. We were founded in December 1994 with the objective of becoming the leading managed care organization in the U.S. focused on serving people who receive these types of benefits. Having concluded our tenth year of operations, we continue to believe that managed healthcare remains the only proven mechanism that significantly reduces medical cost trends and helps our state partners control their costs.
      In 2004, we increased our total revenues by 12.4% over 2003. Total membership increased by 79,000 members, or 9.2%, to 936,000 members as of December 2004. Our 2004 revenue growth came from a number of factors including:

•	In a difficult state budgetary environment, we leveraged our partnerships with our states and negotiated a weighted average rate increase of 4.9% for each of the states’ budget years that began in 2004.

•	During the year of 2004, we successfully integrated members in Texas, Florida and the District of Columbia which came to us from competitors exiting these markets.

•	We implemented new product or program expansions:

•	The State of Texas awarded us a contract for the Travis service area, which includes Austin and seven additional counties, bringing the number of counties that we serve in Texas to 27. While initial estimates of growth are modest, this service area complements our long-term growth strategy. Currently, these counties are served by only one other health plan.

•	We successfully insourced our behavioral health benefits servicing eligible members in four states and the District of Columbia. We believe this strategy optimizes member health status, and reinforces our mission to coordinate our members’ physical and behavioral health and positions us well for future growth in existing states.

•	Our 2004 same-store premium revenues increased 11.2% over 2003 from expansion in existing service areas and new markets.
      In 2004, our health benefits ratio (HBR) was 81.0% versus 80.2% in 2003. The HBR increase is driven by a reduction in the favorable prior year development offset by increased leverage of premium revenue. The reduction in favorable prior year development is due to a decrease in claims payment variability related to maturing products and markets.
      Selling, general and administrative expenses (SG&A) were 10.5% of total revenues for the year ended December 31, 2004 compared to 11.5% in 2003. This improvement is a result of a reduction in overall SG&A dollars, excluding the effect of premium tax, and an increased leverage of premium revenue due to favorable rate increases.
      Cash and investments totaled $612.1 million at the end of 2004. A significant portion of this cash is regulated by state capital requirements. However, $271.7 million of our cash and investments was unregulated and held at the parent level. In January 2005, we used $126.8 million of unregulated cash to effect the stock acquisition of CarePlus.
      We expect acquisitions to continue to be an important part of our growth strategy. As of December 31, 2004, over 41% of our current membership has resulted from nine acquisitions and we are currently evaluating potential acquisition opportunities. Effective January 1, 2005, we acquired CarePlus with membership of approximately 115,000 participating in New York State Medicaid, Child Health Plus and Family Health Plus programs. We believe our undrawn credit facility and our cash flows from operating activities position us to continue to take advantage of acquisition opportunities.
      The State of Florida approved our request effective March 1, 2005 for expansion into Polk and Pasco counties for long-term care services.

      We have an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC), that covers an estimated 129,000 AMERICAID members in Fort Worth, Texas. Of these members, approximately 110,000, or 85%, are children under the age of 15 who may utilize services of either CCPN or CCMC. Of this subset, approximately 25,000 are signed up with primary care physicians who are either employees of CCPN or exclusively contracted with CCPN. Unless either party gives the other a written notice of non-renewal six months in advance, the risk-sharing arrangement with CCHCN and CCPN would automatically be extended for a one year period commencing on August 31, 2005. On February 25, 2005, we received a written notice of non-renewal from CCHCN and CCPN; therefore this contract will terminate on August 31, 2005.
      It is our intent to enter into a new contract with CCPN, CCMC and the CCPN physicians individually. However, there is no assurance that our contracting effort will be successful or that the terms of any new contract will be as favorable as the current risk-sharing arrangement. Therefore, our results from operations could be harmed as a result of the expiration of the risk-sharing arrangement and the impact could be material. Additionally, we could lose members if CCPN chooses to associate with another HMO or if CCHCN obtains its own contract with the State of Texas to provide healthcare services to Medicaid recipients.
      On July 2, 2004, the State of Texas released a Request for Proposal (RFP) to re-procure its current Medicaid managed care programs, as well as to expand the current programs. Although the State has said it will announce contract awards in early 2005 with implementation continuing into 2006, the announcement of the awards may not occur until after the conclusion of the Texas legislative session on May 30, 2005. The RFP includes all of the current Texas service areas and products in which we operate. Our response to the RFP included our current Texas service areas and products as well as expansion into new service areas and products. If we lost one or more contracts through the re-procurement process, our operating results could be materially and adversely affected.
      On September 14, 2004, we were informed that we were a successful bidder in a request for proposal from the State of Indiana for expansion of its managed care program in 2005. Because of limited expansion opportunities and provider network restrictions, we evaluated our market entry options and decided not to enter the market at this time.
      In April 2004, the Maryland Legislature enacted a budget for the 2005 fiscal year beginning July 1, 2004 that included a provision to reduce the premium paid to managed care organizations that did not meet certain HEDIS scores and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. In May 2004, the Maryland Secretary of Health and Mental Hygiene, in consultation with Maryland’s legislative leadership, determined our premium recoupment to be $846,000. A liability for the recoupment was recorded with a corresponding charge to premium revenue during the year ended December 31, 2004. Additionally, the Legislature directed that the Department of Health and Mental Hygiene complete a study by September 2004 on the relevance of the medical loss ratio threshold as an indicator of quality. The results of this, which were released in October 2004, did not directly address what would happen in the future if a managed care organization reported a medical loss ratio below 84%. As a result, we believe the Maryland Legislature could enact similar legislation in 2005 as part of its fiscal year 2006 budget, requiring premium recoupment. We have recorded a reduction in premium in our financial statements of our best estimate of the outcome of this issue as of the year ended December 31, 2004. It is possible that the Maryland Legislature in 2006, as part of its fiscal year 2007 budget, could enact similar legislation relating to the year ended December 31, 2004. However, at this time we are unable to predict the regulatory, economic or political climate that might exist at that time. Accordingly, we have not recorded any liability for the twelve months ended December 31, 2004. However, if the Maryland Legislature were to enact legislation in April 2006 consistent with the legislation passed in April 2004 and we failed to meet the required quality measures, we could have a recoupment obligation for that period commencing on July 1, 2006 ranging from zero to approximately $757,000 with respect to the premium revenue for the twelve month period ended December 31, 2004.
      In the fourth quarter of 2003, our Florida health plan implemented medical review procedures designed to reduce the incidence of inappropriate authorizations of speech therapy and occupational therapy services. In February of 2004, the health plan was informed by the applicable regulatory agency, Agency for Health Care Administration (AHCA), that the medical review procedures it had implemented were not compliant with the Medicaid contract and the state’s therapy services handbook. We were directed to reprocess and pay all denied claims and to file a corrective action plan. Our Florida health plan disputed AHCA’s assessment of its medical review procedures. AHCA rejected the health plan’s corrective action plan and we appealed their decision. On January 18, 2005, the Florida health plan reached an agreement with AHCA to settle the issues relating to speech therapy and occupational therapy services. The settlement did not have a material impact on the fourth quarter results of operations.
Discussion of Critical Accounting Policies
      In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates and the differences could be significant. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition
      We generate revenues primarily from premiums we receive from the states in which we operate to arrange for health benefit services for our members. We generally receive premiums in advance of arranging for services, and recognize premium revenue during the period in which we are obligated to provide services to our members. A fixed premium per member per month is paid to us to arrange for healthcare benefit services for our members pursuant to our contracts in each of our markets. These premium payments are based upon eligibility determined by the state governments with which we have contracted. Errors in this eligibility determination on which we rely can result in positive and negative premium adjustments to the extent this information is adjusted by the state. In all of our states, except Florida, we are eligible to receive supplemental payments for newborn obstetric deliveries. Each state contract is specific as to what is required before payments are generated. Upon delivery of a newborn, each state is notified according to our contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member based on our authorization system for these services. Additionally, in some states we receive supplemental payments for certain services such as high cost drugs and early childhood prevention screenings. Any amounts that have not been received from the state by the end of the period are recorded on our balance sheet as premium receivables. We also generate income from investments.

Estimating health benefits expense and claims payable
      Our results of operations depend on our ability to effectively manage expenses related to health benefits, as well as our ability to accurately predict costs incurred in recording the amounts in our consolidated financial statements. Expenses related to health benefits have two components: direct medical expenses and medically related administrative costs. Direct medical expenses include fees paid to hospitals, physicians and providers of ancillary medical services, such as pharmacy, laboratory, radiology, dental and vision. Medically related administrative costs include expenses related to services such as health promotion, quality assurance, case management, disease management and 24-hour on-call nurses. Direct medical expenses also include estimates of medical expenses incurred but not yet reported (IBNR). For the year ended December 31, 2004, approximately 95% of our direct medical payments related to fees paid on a fee-for-service basis to our PCPs, specialist physicians and other providers, including fees paid to third-party vendors for ancillary services. The balance related to fees paid on a capitation, or per member, basis. Primary care and specialist physicians not paid on a capitated basis are paid on a maximum allowable fee schedule set forth in the contracts with our providers. We reimburse hospitals on a negotiated per diem, case rate or an agreed upon percent of their standard charges. In Maryland, the state sets the amount reimbursed to hospitals.
      We have used the same methodology for estimating our medical expenses and medical liabilities since our inception, and have refined our assumptions to take into account our maturing claims, product and market experience. As medical utilization patterns and cost trends change from year-to-year, our underlying claims payments reflect the variations in experience. Our estimates are revised based upon actual claims payments using historical per-member per-month claims cost, including provider settlements, changes in the age and gender of our membership and variations in the severity of medical conditions. These variations are considered in determining our current medical liabilities and adjusted to reflect expected changes in cost or utilization patterns.
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
      Monthly, we estimate our IBNR based on a number of factors, including prior claims experience and authorization data. Authorization data is information captured in our medical management system, which identifies services requested by providers or members. The medical cost related to these authorizations is estimated by pricing the approved services using contractual or historical amounts adjusted for known variables such as historical claims trends. These estimated costs are included as a component of IBNR in the more current months. As part of this review, we also consider the costs to process medical claims, and estimates of amounts to cover uncertainties related to fluctuations in claims payment patterns, membership, products and authorization trends. These estimates are adjusted as more information becomes available and any adjustments are included in current operations. We utilize the services of independent actuarial consultants, who are contracted to review our estimates quarterly. Judgments are made based on knowledge and experience about past and current events. There is a likelihood that actual results could be materially different if different assumptions or conditions prevail.
      Also included in claims payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to or from contracted providers under risk-sharing arrangements.
      The following table shows the components of the change in medical claims payable for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Medical claims payable as of January 1	$239,532	$202,430	$180,346

Medical claims payable assumed from businesses acquired during the year	—	20,421	—

Health benefits expenses incurred during the year:

Related to current year	1,505,482	1,355,065	988,628

Related to prior years	(36,385)	(59,165)	(55,037)

Total incurred	1,469,097	1,295,900	933,591

Health benefits payments during the year:

Related to current year	1,274,460	1,135,082	803,432

Related to prior years	192,916	144,137	108,075

Total payments	1,467,376	1,279,219	911,507

Medical claims payable as of December 31	$241,253	$239,532	$202,430

      In the current year, we experienced a reduction in the favorable prior year development of approximately $22.8 million related to 2003 and prior. In 2003, we experienced an increase in the favorable prior year development of $4.1 million related to 2002 and prior. The current year reduction was primarily the result of more precise claims estimates at December 31, 2003 due to a decrease in claims payment variability related to our maturing products and markets compared to the prior year. Actuarial claims estimates are based upon facts and circumstances at the time we record them. We believe that our claims experience has stabilized as the Company has grown, allowing us to more accurately estimate our medical expense liabilities at each period end. As we add new markets and products, the claims fluctuations may increase, but overall growth in the size of the Company mitigates this volatility on a consolidated basis.

      The Company’s methodology includes adding a factor to compensate for normal claim uncertainty. The more precisely we have been able to predict claims patterns, the lower the required factor for uncertainty as a percentage of our medical liability. Due to the changing mix of members, products and markets, this factor is a necessary component of our medical liabilities. While our prior year development historically has been favorable, there is no guarantee this will continue and the factor for uncertainty mitigates the risk of emerging claims experience that is different from historical patterns. The health benefits expenses incurred during the period related to prior years relate almost entirely to revisions in estimates for the immediately preceding year. The application of our methodology has resulted in reversals of estimated incurred claims related to prior years in each of the years in the three-year period ended December 31, 2004. The resulting impact on operations is a function of the variation of the change in estimate from year-to-year. Included above was the impact on earnings of the change in our factor for uncertainty of a favorable development of $1.5 million in 2004, an unfavorable development of $3.5 million in 2003 and a favorable development of $4.3 million in 2002.
      Changes in estimates are primarily the result of obtaining more complete claims information that directly correlates with the claims and provider reimbursement trends. Since our estimates are based upon the blended per-member per-month claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experience. These variables include fluctuations in claims payment patterns, changes in membership levels, number and mix of products, benefit structure, severity of illness and authorization trends. We believe there will be less volatility as we increase in size and gain more maturity in our markets.
      We believe that the amount of claims payable is adequate to cover our ultimate liability for unpaid claims as of December 31, 2004; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between our December 31, 2004 estimates of claims payable and actual claims payable, net income for the year ended December 31, 2004 would increase or decrease by approximately $1.5 million and diluted earnings per share would increase or decrease by approximately $0.03 per share.

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

Goodwill and intangible assets
      As of December 31, 2004 and 2003, we had goodwill and other intangible assets of $140.4 million and $144.4 million, respectively, net of accumulated amortization. We review our intangible assets with defined lives for impairment whenever events or changes in circumstances indicate we might not recover their carrying value. We assess our goodwill for impairment at least annually. In assessing the recoverability of these assets, we must make assumptions regarding estimated future utility and cash flows and other internal and external factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Recent Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS No. 123(R)), Shared-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and SFAS No. 148, Accounting for Stock Based Compensation, and amends FASB Statement of Financial Accounting Standard No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative.
      SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.
      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of proforma disclosures either (a) all prior presented or (b) prior interim periods of the year of adoption.
      We are in the process of evaluating these methods.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the fair value method of SFAS No. 123(R) will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of proforma net income and earnings per share in Note 2(h) to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $8.0 million, $4.5 million and $3.8 million in 2004, 2003 and 2002, respectively.
Results of Operations
      The following table sets forth selected operating ratios for the years ended December 31, 2004, 2003 and 2002. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

	Year ended December 31,

	2004	2003	2002

Premium revenue	99.4%	99.6%	99.3%

Investment income	0.6	0.4	0.7

Total revenues	100.0%	100.0%	100.0%

Health benefits(1)	81.0%	80.2%	81.0%

Selling, general and administrative expenses	10.5%	11.5%	11.5%

Income before income taxes	7.7%	7.0%	6.9%

Net income	4.7%	4.2%	4.1%

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

      The following table sets forth the approximate number of our members in each of our service areas for the periods presented.

	December 31,

Market	2004	2003	2002	2001	2000

Texas	394,000	343,000	296,000	214,000	139,000

Florida	229,000	221,000	—	—	—

Maryland	130,000	124,000	125,000	118,000	95,000

New Jersey	105,000	99,000	99,000	88,000	57,000

District of Columbia	41,000	38,000	37,000	13,000	13,000

Illinois	37,000	32,000	34,000	39,000	29,000

Total	936,000	857,000	591,000	472,000	333,000

      On December 14, 2004, we announced a two-for-one split of our common stock. The stock split was in the form of a one hundred percent stock dividend of one share of common stock for every share of common stock issued and outstanding. The stock dividend was distributed on January 18, 2005, to shareholders of record on December 31, 2004. All share and per share data described herein give retroactive effect to the two-for-one stock split effective January 18, 2005.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues
      Premium revenue for the year ended December 31, 2004 increased $197.9 million, or 12.3%, to $1,813.4 million from $1,615.5 million in 2003. The increase was primarily due to internal growth in membership as well as premium rate increases. Total membership increased 9.2% to 936,000 as of December 31, 2004 from 857,000 as of December 31, 2003.
      Investment income increased $3.6 million to $10.3 million for the year ended December 31, 2004. The increase in investment income is primarily due to increased levels of cash and investments that were a result of having the proceeds from the secondary offering that occurred in October 2003 available for a full year of investing in 2004 and cash generated from operations, as well as increases in market interest rates and a shift in our investment portfolio toward longer term investments with higher yields.

Health benefits
      Expenses relating to health benefits for the year ended December 31, 2004 increased $173.2 million, or 13.4%, to $1,469.1 million from $1,295.9 million for the year ended December 31, 2003. The increase was primarily due to an increase in membership. The HBR for the year ended December 31, 2004 was 81.0% compared to 80.2% in 2003. The increase in HBR is driven by less favorable development than in the prior year due to a combination of more mature claims patterns in existing products and markets offset by increased leverage of premium revenue. This had the effect of increasing the current year HBR even though there was no increase in our core medical run rates. The underlying medical performance continues to be stable with trend patterns consistent with those of the prior year, except for more moderate seasonal respiratory disorders than in the prior year and continued elevated obstetric services.

Selling, general and administrative expenses
      SG&A increased $5.0 million to $191.9 million for the year ended December 31, 2004 compared to $186.9 million in 2003. The net increase in SG&A was primarily due to:

•	an increase in premium taxes that the States of Texas and New Jersey began assessing in September 2003 and July 2004, respectively;

•	a decrease in purchased services related to strategic initiatives in 2003 for operational improvements, including expenses related to the implementation of the HIPAA guidelines; and

•	a decrease in experience rebate expense in our Texas market.
      Our SG&A ratio for the year ended December 31, 2004 was 10.5% compared to 11.5% in 2003. This improvement was achieved due to increased leverage of premium revenue from successful rate increases and increased membership levels.

Interest expense
      Interest expense was $0.7 million and $1.9 million for the years ended December 31, 2004 and 2003, respectively. The decrease primarily relates to the repayment of our outstanding balance of our credit facility on October 21, 2003, with a portion of the net proceeds from our October 16, 2003 public offering.

Provision for income taxes
      Income tax expense for 2004 was $55.2 million with an effective tax rate of 39.1% as compared to the $46.6 million for 2003 with an effective tax rate of 40.9%. The decrease in the effective tax rate is primarily attributable to a decrease in expenses that are not deductible for tax purposes, an increase in investments in tax advantaged securities and the resolution of potential tax issues from a prior year.

Net income
      Net income for 2004 rose $18.7 million to $86.0 million, or $1.66 per diluted share, compared to $67.3 million, or $1.48 per diluted share in 2003. Diluted earnings per share rose 12.2% as compared to an increase in net income of 27.8% due to the increase in shares outstanding primarily resulting from the issuance of 6,325,000 shares from our October 16, 2003 public offering.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues
      Premium revenue for the year ended December 31, 2003 increased $462.9 million, or 40.2%, from $1,152.6 million in 2002. The increase was primarily due to the acquisition of PHP (193,000 members) and St. Augustine (26,000 members), as well as internal growth in overall membership. Total membership increased 45.0% to 857,000 as of December 31, 2003 from 591,000 as of December 31, 2002.
      Investment income decreased $1.3 million to $6.7 million for the year ended December 31, 2003. The decrease in investment income was primarily due to the continued decline in market interest rates and increased levels of tax-advantaged securities partially offset by an increase in overall cash and investments levels throughout the year. Cash and investments levels increased due to proceeds from our public offering and cash generated from operations.

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

Selling, general and administrative expenses
      SG&A increased $53.5 million to $186.9 million for the year ended December 31, 2003 compared to $133.4 million in 2002. The increase in SG&A was primarily due to an increase in wages and related expenses for additional staff to support our increased membership, expenses related to implementation of the HIPAA guidelines, as well as expenses related to market development activities. Our SG&A ratio to revenue was 11.5% for both the years ended December 31, 2003 and 2002.

Interest expense
      Interest expense was $1.9 million and $0.8 million for the years ended December 31, 2003 and 2002, respectively. The increase primarily related to increased average borrowings under our revolving credit facility to partially finance the PHP acquisition. On October 21, 2003, we used a portion of the net proceeds from our October 16, 2003 public offering to repay the outstanding balance under our revolving credit facility.

Provision for income taxes
      Income tax expense for 2003 was $46.6 million with an effective tax rate of 40.9% as compared to the $32.7 million for 2002 with an effective tax rate of 41.0%.

Net income
      Net income for 2003 rose $20.3 million to $67.3 million, or $1.48 per diluted share, compared to $47.0 million, or $1.10 per diluted share in 2002. Diluted earnings per share rose 34.5% as compared to an increase in net income of 43.2%, due to the increase in shares outstanding primarily resulting from the issuance of 6,325,000 shares from our October 16, 2003 public offering.
Liquidity and Capital Resources
      Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flows from operations and borrowings under our Amended and Restated Credit Agreement (Credit Agreement). As of December 31, 2004, we had cash and cash equivalents of $227.1 million, short and long-term investments of $384.9 million and restricted investments on deposit for licensure of $38.4 million. As of December 31, 2004, there were no borrowings outstanding under our $95.0 million Credit Agreement. Cash and investments totaled $612.1 million at December 31, 2004. A significant portion of this cash and investments is regulated by state capital requirements. However, $271.7 million of our cash and investments were unregulated and held at the parent level.
      On October 16, 2003, we completed a public offering of 6,325,000 shares of common stock at $23.25 per share, including an over-allotment issuance of 825,000 shares. Net proceeds from the offering, after fees and expenses, were approximately $138.8 million. On October 21, 2003, we used $30.0 million of proceeds from the offering to repay the outstanding balance under our revolving credit facility. The balance of approximately $108.8 million was used to partially fund the CarePlus acquisition effective January 1, 2005.
      Cash from operations was $102.1 million for the year ended December 31, 2004 compared to $128.5 million for the year ended December 31, 2003. The decrease in cash from operations is primarily due to the following items:

•	Reductions in cash flows due to:

•	a change of $48.9 million in unearned revenue due to the early receipt of premium revenue received for two states in 2003 versus one state in 2004 and 2002;

•	a reduction in the increase in the claim liability of $15.0 million primarily related to the payment of provider settlements in 2004;

•	an increase of $9.7 million in the change of accounts payable, accrued and other due to an increase in premium tax payable and the accrual of a potential recoupment of premium in Maryland;

•	Offset by increases in cash flows due to:

•	a decrease in the reduction of prepaid expenses and other current assets of $5.2 million due to the accrual of an experience rebate receivable in 2003 that remains in 2004; and

•	an increase in net income of $18.7 million.
      Cash flows provided by investing activities was $37.9 million for the year ended December 31, 2004 compared to cash flows used in investing activities of $246.1 million for the year ended December 31, 2003. The increase in cash provided by investing activities was primarily due to a net increase in the proceeds from sales of investments offset by purchases of investments in 2004 compared to 2003. The cash for these additional investments in 2003 was generated from our public offering in October 2003, as well as cash flow from operations. We currently anticipate that our 2005 capital expenditures will be approximately $28.0 million.
      Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of December 31, 2004, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is less than six months. We utilize investment vehicles such as commercial paper, municipal bonds, U.S. government backed agencies, auction rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted average taxable equivalent yield on consolidated investments as of December 31, 2004 was approximately 2.24%.
      Cash provided by financing activities was $3.1 million and $98.6 million for the year ended December 31, 2004 and 2003, respectively. The decrease in cash provided by financing activities consisted primarily of net proceeds from our public offering in 2003 of $138.8 million partially offset by $50.0 million in repayments in 2003 of borrowings under our revolving credit facility.
      On October 22, 2003, we entered into a $95.0 million Credit Agreement with a syndicate of banks. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $30.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 2.00% and 2.50% and the applicable margin for alternate base rate borrowings is between 1.00% and 1.50%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP Corporation and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.375% to 0.50%, depending on the leverage ratio. The Credit Agreement terminates on October 22, 2006 and was undrawn as of December 31, 2004.
      Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of December 31, 2004, our subsidiaries were in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements for the next 12 months.
      In January 2005, we used $126.8 million of unregulated cash to effect the stock acquisition of CarePlus. Remaining cash, cash equivalents and short-term investments are sufficient to meet current cash requirements without the need to liquidate securities held earlier than anticipated.
      We believe that internally generated funds and available funds under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months.

      The following table summarizes our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments at December 31, 2004 (in thousands):

Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter

Lease financing:

Operating lease obligations	$57,001	$8,878	$8,474	$7,677	$5,262	$4,378	$22,332

Capital lease obligations	6,435	3,387	1,751	871	426	—	—

Total lease financing	$63,436	$12,265	$10,225	$8,548	$5,688	$4,378	$22,332

		Expiring in	Expiring in	Expiring in	Expiring in	Expiring in
Commitments	Total	2005	2006	2007	2008	2009	Thereafter

Lease guarantee related to Florida office space	$99	$99	$—	$—	$—	$—	$—

Lease Financing
      Operating Lease Obligations. Our operating lease obligations are primarily for payments under non-cancelable office space leases.
      Capital Lease Obligations. Our capital lease obligations are primarily related to leased furniture, fixtures and equipment. The terms of these leases are normally between three and five years.
Long-term Borrowings
      Credit Agreement. On October 22, 2003, we entered into a $95.0 million Credit Agreement with a syndicate of banks. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $30.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The commitment fee on the unused portion of the Credit Agreement ranges from 0.375% to 0.50%, depending on our leverage ratio. The Credit Agreement terminates on October 22, 2006 and was undrawn as of December 31, 2004.
Commitments
      Lease Guarantee. In connection with our acquisition of PHP, we agreed to guarantee a certain lease for office space operated by the former management of PHP. The lease term ends on March 31, 2005.
Regulatory Capital and Dividend Restrictions
      Our operations are conducted through our wholly-owned subsidiaries, which include HMOs and one MCO. HMOs and MCOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies require individual HMOs to maintain statutory capital levels higher than the state regulations. As of December 31, 2004, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements at least through the end of 2005.
      As of December 31, 2004, our subsidiaries had aggregate statutory capital and surplus of approximately $132.0 million, compared with the required minimum aggregate statutory capital and surplus requirements of approximately $67.7 million.
      The National Association of Insurance Commissioners (NAIC) has adopted rules which, to the extent that they are implemented by the states, set new minimum net worth requirements for insurance companies, HMOs and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital rules.

The change in rules for insurance companies became effective as of December 31, 1998. Illinois, Texas and the District of Columbia adopted various forms of the rules as of December 31, 1999, 2000 and 2003, respectively. Since our Maryland subsidiary is licensed in both the District of Columbia and Maryland, the highest risk-based capital requirement between the two will prevail. New Jersey and Florida have not yet adopted risk-based capital as their net worth requirements. The NAIC’s HMO rules, if adopted by these states in their proposed form, may increase the minimum capital required for our subsidiaries. Effective December 31, 2004, our New Jersey subsidiary is required to maintain a statutory capital level greater than the state regulations.
Inflation
      Although the general rate of inflation has remained relatively stable and healthcare cost inflation has stabilized in recent years, the national healthcare cost inflation rate still exceeds the general inflation rate. We use various strategies to mitigate the negative effects of healthcare cost inflation. Specifically, our health plans try to control medical and hospital costs through contracts with independent providers of healthcare services. Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.
      While we currently believe our strategies to mitigate healthcare cost inflation will continue to be successful, competitive pressures, new healthcare and pharmaceutical product introductions, demands from healthcare providers and customers, applicable regulations or other factors may affect our ability to control the impact of healthcare cost increases.
Off-Balance Sheet Arrangements
      Our off-balance sheet arrangements at December 31, 2004 include future minimum rental commitments of $57.0 million and a lease guarantee of $99,000, both of which are disclosed in Note 11(c) to the consolidated financial statements. We have no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      As of December 31, 2004, we had short-term investments of $176.4 million, long-term investments of $208.6 million and investments on deposit for licensure of $38.4 million. These investments consist of highly liquid investments with maturities between three and 24 months. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in commercial paper, money market funds, U.S. Treasury securities, cash escrow accounts, asset-backed securities, debt securities of government sponsored entities, municipal bonds and auction rate securities. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. As of December 31, 2004, a hypothetical 1% change in interest rates would result in an approximate $3.0 million change in our annual investment income.

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
      Our business is extensively regulated by the states in which we operate and by the federal government. These laws and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders. Changes in existing laws and rules, the enactment of new laws and rules and changing interpretations of these laws and rules could, among other things:

•	force us to change how we do business,

•	restrict revenue and enrollment growth,

•	increase our health benefits and administrative costs,

•	impose additional capital requirements, and

•	increase or change our claims liability.

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
      Our New Jersey and Maryland subsidiaries are subject to minimum medical expense levels as a percentage of premium revenue. Our Florida subsidiary is subject to minimum behavioral health expense levels as a percentage of behavioral health premium. In New Jersey, Maryland and Florida, contractual sanctions may be imposed if these levels are not met. In addition, our Texas plans are required to pay a rebate to the state in the event profits exceed established levels. These regulatory requirements, changes in these requirements and additional requirements by our other regulators could limit our ability to increase our overall profits as a percentage of revenues, which could harm our operating results. We have been required, and may in the future be required, to make payments to the states as a result of not meeting these expense and profit levels.

Our failure to comply with government regulations could subject us to civil and criminal penalties and limitations on our profitability.
      Violation of the laws or regulations governing our operations could result in the imposition of sanctions, the cancellation of our contracts to provide services, or in the extreme case, the suspension or revocation of our licenses. For example, in two markets in which we operate we are required to spend a minimum percentage of our premium revenue on medical expenses. If we fail to comply with this requirement, we could be required to pay monetary damages. Additionally, we could be required to file a corrective plan of action with the state and we could be subject to further fines and additional corrective measures if we did not comply with the corrective plan of action. Our failure to comply could also affect future rate determinations. These regulations could limit the profits we can obtain.
      While we have not been subject to any fines or violations that were material, we cannot assure you that we will not become subject to material fines or other sanctions in the future. If we became subject to material fines or if other sanctions or other corrective actions were imposed upon us, our ability to continue to operate our business could be materially and adversely affected. From time-to-time we have been subject to sanctions as a result of violations of marketing regulations in Illinois and Florida and for failure to meet timeliness of the payment requirements in New Jersey. In 2004 and 2003, our Florida plan was fined for marketing violations.
      In July 2003, our New Jersey subsidiary received a notice of deficiency for failure to maintain provider network requirements in one New Jersey county as required by our Medicaid contract with New Jersey. We submitted to the State of New Jersey a corrective action plan and a request for a waiver of certain contractual provisions on August 10, 2003. On October 3, 2003, the State of New Jersey denied our request for a waiver, but we have been granted extensions to correct the network deficiency through March 31, 2005. Prior to the expiration of the extension, we will renew our request for a waiver or an additional extension of the time in which to correct the network deficiencies.
      On October 12, 2001, we responded to a Civil Investigative Demand (CID) of the HMO industry by the Office of the Attorney General of the State of Texas relating to processing of provider claims. We understand from the Office of the Attorney General that responses were required from the nine largest HMOs in Texas, of which, at the time, we were the ninth. The other eight are HMOs that primarily provide commercial products. The CID is being conducted in connection with allegations of unfair contracting, delegating and payment practices and violations of the Texas Deceptive Trade Practices — Consumer Protection Act and Article 21.21 of the Texas Insurance Code by HMOs. It is our understanding that we are not currently the target of any investigation by the Office of the Attorney General. We have responded to all of the requests for information. The Office of the Attorney General could request additional information or clarification that could be costly and time consuming for us to produce.
      HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA establishes new enforcement mechanisms to combat fraud and abuse, including a whistle-blower program. Further, HIPAA imposes civil and criminal penalties for failure to comply with the privacy and security standards set forth in the regulation. Despite a press release issued by the Department of Health and Human Services, (HHS) recommending that Congress create a private right of action under HIPAA, no such private cause of action has yet been created, and we do not know when or if such changes may be enacted.
      The federal government has enacted, and state governments are enacting, other fraud and abuse laws as well. Our failure to comply with HIPAA or these other laws could result in criminal or civil penalties and exclusion from Medicaid or other governmental healthcare programs and could lead to the revocation of our licenses. These penalties or exclusions, were they to occur, would negatively impact our ability to operate our business.

Compliance with new federal and state rules and regulations may require us to make unanticipated expenditures.
      In August 2000, HHS issued a regulation under HIPAA requiring the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. Although compliance with the new transactions regulation was required by October 16, 2003, CMS issued its guidance on the October 2003 compliance deadline for the HIPAA transactions and code set rules, stating that enforcement by CMS will be on a complaint-driven basis. Since that time, many health organizations have operated under contingency plans pending their full implementation of these regulatory requirements. In February 2003, HHS finalized a regulation to protect the security of electronically maintained or transmitted health-related information. This security regulation requires compliance by April 2005. The next milestone date for us is implementation of the National Provider Identifier (NPI) by May 2007. We expect to be fully compliant by the required dates.
      To the extent that state laws impose stricter privacy standards than the HIPAA privacy regulations or to the extent that a state seeks and receives an exception from HHS regarding certain state laws, such laws will not be preempted. The states’ ability to promulgate stricter rules regarding privacy make compliance with the regulatory landscape more difficult. If we enter new markets with different, more stringent privacy rules, we may incur significant additional costs in complying with these more stringent state rules, or our existing programs and systems may not enable us to comply in all respects with these rules.

      Future costs may be incurred in complying with the security and NPI regulations. We are in the process of developing our compliance plan for the NPI regulations and cannot estimate the cost of compliance at this time.
      Further, compliance with these regulations may require additional changes, beyond those implemented to comply with privacy requirements, to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states. The new regulations and related costs to comply with the new regulations could have a material adverse effect on our business. In addition, failure to comply with the new regulations could also have a material adverse effect on our business.
      On June 14, 2002, CMS published final regulations regarding Medicaid managed care. The final regulations implemented requirements of the Balanced Budget Act of 1997 (BBA) that are intended to give states more flexibility in their administration of Medicaid managed care programs, provide certain new patient protections for Medicaid managed care enrollees, and require states’ rates to meet new actuarial soundness requirements. The effective date for compliance with the regulation was August 13, 2003, with an extension provided to states operating under an 1115 demonstration waiver with a three-year BBA extension. If states fail to comply with the new regulations they could lose their funding from the federal fund matching program. The new regulations have been reflected in amendments in our contracts or new contracts with the Medicaid agencies in our various markets, with the exception of the Maryland market, which currently operates under the 1115 demonstration waiver with the BBA extension. Compliance with these new provisions have required changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified.
      In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the NYSE, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
      The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over our financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will continue to require that we incur substantial accounting expense and expend significant management time and effort. Moreover, if we are not able to continue to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, SEC or other regulatory authorities, which would require additional financial and management resources.

Changes in healthcare laws could reduce our profitability.
      Numerous proposals relating to changes in healthcare law have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. Changes in applicable laws and regulations are continually being considered and interpretations of existing laws and rules may also change from time-to-time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business. Although some of the recent changes in government regulations, such as the removal of the requirements on the enrollment mix between commercial and public sector membership, have encouraged managed care participation in public sector programs, we are unable to predict whether new laws or proposals will continue to favor or hinder the growth of managed healthcare.
      An example is state and federal legislation that would enable physicians to collectively bargain with managed healthcare organizations. The legislation, as currently proposed, generally contains an exemption for public sector managed healthcare organizations. If legislation of this type were passed without this exemption, it would negatively impact our bargaining position with many of our providers and might result in an increase in our cost of providing medical benefits.
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
      As part of President Bush’s 2006 Budget submission to Congress, there are a number of proposals designed to crack down on inappropriate financing mechanisms employed by the states, primarily through use of intergovernmental transfers. These initiatives, together with Medicaid expansion proposals, are estimated to generate $45 billion in net reductions in Medicaid spending over a ten-year period. HHS is also interested in offering states increased flexibility of its Medicaid program for optional populations and services in exchange for more predictable cost growth within the overall Medicaid program. The President’s 2006 Budget contains little detail on this Medicaid Reform proposal, and it is expected that more discussion of the President’s Medicaid Reform proposal will occur throughout the year. It is uncertain whether any of these proposals, or a variation thereof, will be enacted sometime in the future. If the President’s proposals are ultimately adopted and states are required to reduce or change funding mechanisms, our operations and financial performance could be adversely affected.

Reductions in Medicaid funding by the states could substantially reduce our profitability.
      Most of our revenues come from state government Medicaid premiums. The base premium rate paid by each state differs, depending on a combination of various factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility category. Future levels of Medicaid premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and federal budgetary constraints. Changes to Medicaid programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under such programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid. We believe that additional reductions in Medicaid payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state in the event of unavailability of state funds. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required.
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
      As of December 31, 2004, we served members who received healthcare benefits through 13 contracts with the regulatory entities in the jurisdictions in which we operate. Five of these contracts, which are with the States of Florida, Maryland, New Jersey and Texas, individually accounted for 10% or more of our revenues for the year ended December 31, 2004, with the largest of these contracts representing approximately 19% of our revenues. If any of our contracts were not renewed on favorable terms or were terminated for cause or if we were to lose a contract in a re-bidding process, our business would suffer. All our contracts have been extended until at least mid-2005. Termination or non-renewal of any single contract could materially impact our revenues and operating results.
      Some of our contracts are subject to a re-bidding process. For example, we are subject to a re-bidding process in each of our three Texas markets. Our Texas markets are re-bid every six years and the re-bidding process occurred in 2004. Although the State of Texas has said it will announce contract awards in early 2005 with implementation continuing into 2006, the announcement of the awards may not occur until after the conclusion of the Texas legislative session on May 30, 2005. Until the announcement is made and the legislative review process is complete, we can give no assurance that we will be able to enter into new markets and new products or retain our current business in existing markets. If we lost a contract through the re-bidding process, or if an increased number of competitors were awarded contracts in a specific market, our operating results could be materially and adversely affected.
      Our SCHIP contract covering our three Florida markets expires on September 30, 2005, with the State of Florida having the option to extend the contract for two additional one-year terms. We can give no assurance that the contracts will not be re-bid. If we lost a contract through the re-bidding process, or if an increased number of competitors were awarded contracts in a specific market, our operating results could be materially and adversely affected.

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
      Premium payments to us are based upon eligibility lists produced by the state government. From time-to-time, states require us to reimburse them for premiums paid to us based on an eligibility list that a state later discovers contains individuals who are not in fact eligible for a government sponsored program or are eligible for a different premium category or a different program. Alternatively, a state could fail to pay us for members for whom we are entitled to receive payment. Our results of operations would be adversely affected as a result of such reimbursement to the state if we had made related payments to providers and were unable to recoup such payments from the providers.

If state regulatory agencies require a statutory capital level higher than the state regulations we may be required to make additional capital contributions.
      Our operations are conducted through our wholly-owned subsidiaries, which include HMOs and one MCO. HMOs and MCOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Additionally, state regulatory agencies may require, at their discretion, individual HMOs to maintain statutory capital levels higher than the state regulations. If this were to occur to one of our subsidiaries, we may be required to make additional capital contributions to the affected subsidiary. Any additional capital contribution made to one of the affected subsidiaries could have a material adverse effect on our liquidity and our ability to grow.
Risks related to our business

Receipt of inadequate or significantly delayed premiums would negatively impact our revenues, profitability and cash flow.
      Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract, and we are obligated during the contract period to facilitate access to healthcare services as established by the state governments. We have less control over costs related to the provision of healthcare than we do over our selling, general and administrative expenses. Historically, our expenses related to health benefits as a percentage of premium revenue have fluctuated. For example, our expenses related to health benefits were 81.0% of our premium revenue in 2004, and 80.2% of our premium revenue in 2003. If premiums are not increased and expenses related to health benefits rise, our earnings could be impacted negatively. In addition, our actual health benefits costs may exceed our estimated costs. The premiums we receive under our current contracts may therefore be inadequate to cover all claims, which could cause our profits to decline.

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
      Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. Changes in healthcare regulations and practices, level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of healthcare services. Although we have been able to manage medical costs through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, our information systems and reinsurance arrangements, we may not be able to continue to manage costs effectively in the future. It is possible that claims previously denied and claims previously paid to non-network providers will be appealed and subsequently reprocessed at different amounts. This would result in an adjustment to claims expense. If our costs for medical services increase, our profits could be reduced, or we may not remain profitable.

We have a significant relationship with Cook Children’s Physician Network in Fort Worth, Texas. Any material modification or discontinuation of this relationship could negatively affect our results of operations.
      We have an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC), that covers an estimated 129,000 AMERICAID members in Fort Worth, Texas. Of these members, approximately 110,000, or 85%, are children under the age of 15 who may utilize services of either CCPN or CCMC. Of this subset, approximately 25,000 are signed up with primary care physicians who are either employees of CCPN or exclusively contracted with CCPN. Unless either party gives the other a written notice of non-renewal six months in advance, the risk-sharing arrangement with CCHCN and CCPN would automatically be extended for a one-year period commencing on August 31, 2005. On February 25, 2005, we received a written notice of non-renewal from CCHCN and CCPN; therefore this contract will terminate on August 31, 2005.
      It is our intent to enter into a new contract with CCPN, CCMC and the CCPN physicians individually. However, there is no assurance that our contracting effort will be successful or that the terms of any new contract will be as favorable as the current risk-sharing arrangement. Therefore, our results from operations could be harmed as a result of the expiration of the risk-sharing arrangement and the impact could be material. Additionally, we could lose members if CCPN chooses to associate with another HMO or if CCHCN obtains its own contract with the State of Texas to provide healthcare services to Medicaid recipients.

Our limited ability to predict our incurred medical expenses accurately could negatively impact our reported results.
      Our medical expenses include estimates of medical expenses IBNR. We estimate our IBNR medical expenses based on a number of factors, including authorization data, prior claims experience, maturity of markets, complexity and mix of products and stability of provider networks. Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when criteria used to estimate IBNR change. We utilize the services of independent actuaries who are contracted on a regular basis to calculate and review the adequacy of our medical liabilities, in addition to using our internal resources. We cannot be sure that our IBNR estimates are adequate or that adjustments to such IBNR estimates will not harm our results of operations. Further, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the harm on our results.

      We maintain reinsurance to protect us against severe or catastrophic medical claims, but we can provide no assurance that such reinsurance coverage will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain it.

Difficulties in executing our acquisition strategy or integrating acquired business could adversely affect our business.
      Historically, acquisitions including the acquisition of Medicaid contract rights and related assets of other health plans, both in our existing service areas and in new markets, have been a significant factor in our growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that acquisitions similar in nature to those we have historically executed will be important to our growth strategy. Many of the other potential purchasers of these assets have greater financial resources than we have. In addition, many of the sellers are interested in either (1) selling, along with their Medicaid assets, other assets in which we do not have an interest; or (2) selling their companies, including their liabilities, as opposed to just the assets of the ongoing business. Therefore, we cannot be sure that we will be able to complete acquisitions on terms favorable to us or that we can obtain the necessary financing for these acquisitions.
      We are currently evaluating potential acquisitions that would increase our membership, as well as acquisitions of complementary healthcare service businesses. These potential acquisitions are at various stages of consideration and discussion and we may enter into letters of intent or other agreements relating to these proposals at any time. However, we cannot predict when or whether we will actually acquire these businesses.
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
      In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate our acquisitions with our existing operations. This may include the integration of:

•	additional employees who are not familiar with our operations,

•	existing provider networks, which may operate on different terms than our existing networks,

•	existing members, who may decide to switch to another healthcare provider, and

•	disparate information and record keeping systems.
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
      We have experienced rapid growth. In 1996, we had $22.9 million of premium revenue. In 2004, we had $1,813.4 million in premium revenue. This increase represents a compound annual growth rate of 72.7%.
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
                  We are subject to competition that impacts our ability to increase our penetration of the markets that we serve.
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
      On October 22, 2003, we entered into a new $95.0 million Credit Agreement with four lenders. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $30.0 million. Our Credit Agreement is secured by our assets and by the common stock of our direct, wholly-owned subsidiaries. Pursuant to the Credit Agreement, we must meet certain financial covenants at the parent company and consolidated level. As of December 31, 2004, we were in compliance with such covenants. These financial covenants include meeting certain financial ratios, a limit on annual capital expenditures, and a minimum net worth requirement. As of December 31, 2004, the Credit Agreement was undrawn.
      Events beyond our control, such as prevailing economic conditions and changes in the competitive environment, could impair our operating performance, which could affect our ability to comply with the terms of the Credit Agreement. Breaching any of the covenants or restrictions could result in the unavailability of the Credit Agreement or a default under the Credit Agreement. We can provide no assurance that our assets or cash flows will be sufficient to fully repay outstanding borrowings under the Credit Agreement or that we would be able to restructure such indebtedness on terms favorable to us. If we were unable to repay, refinance or restructure our indebtedness under the Credit Agreement, the lenders could proceed against the collateral securing the indebtedness.

Our inability to maintain satisfactory relationships with providers would harm our profitability.
      Our profitability depends, in large part, upon our ability to contract favorably with hospitals, physicians and other healthcare providers. Our provider arrangements with our primary care physicians and specialists usually are for one to two-year periods and automatically renew for successive one-year terms, subject to termination by us for cause based on provider conduct or other appropriate reasons. The contracts generally may be canceled by either party upon 90 to 120 days prior written notice. Our contracts with hospitals are usually for one to two-year periods and automatically renew for successive one-year periods, subject to termination for cause due to provider misconduct or other appropriate reasons. Generally, our hospital contracts may be canceled by either party without cause on 90 to 150 days prior written notice. There can be no assurance that we will be able to continue to renew such contracts or enter into new contracts enabling us to service our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our providers, we may be unable to enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our profitability will be harmed.
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
      In addition, we may be subject to other litigation that may adversely affect our business or results of operations. We maintain errors and omissions insurance and such other lines of coverage as we believe are reasonable in light of our experience to date. However, this insurance may not be sufficient or available at a reasonable cost to protect us from liabilities that might adversely affect our business or results of operations. Even if any claims brought against us were unsuccessful or without merit, we would still have to defend ourselves against such claims. Any such defenses may be time-consuming and costly, and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

Changes in the number of Medicaid eligibles, or benefits provided to Medicaid eligibles or a change in mix of Medicaid eligibles could cause our operating results to suffer.
      Historically, the number of persons eligible to receive Medicaid benefits has increased more rapidly during periods of rising unemployment, corresponding to less favorable general economic conditions. However, during such economic downturns, state budgets could decrease, causing states to attempt to cut healthcare programs, benefits and rates. If this were to happen while our membership was increasing, our results of operations could suffer. Conversely, the number of persons eligible to receive Medicaid benefits may grow more slowly or even decline if economic conditions improve, thereby causing our operating results to suffer. In either case, in the event that the company experiences a change in product mix to less profitable product lines, our profitability could be negatively impacted.

Changes in SCHIP rules restricting eligibility could cause our operating results to suffer.
      The states in which we operate have experienced budget deficits. In Florida and Texas, the rules governing SCHIP have either recently changed, or may change in the near future, to restrict or limit eligibility for benefits through the imposition of waiting periods, enrollment caps and/ or new or increased co-payments. These changes in SCHIP eligibility could cause us to experience a net loss in SCHIP membership. If the states in which we operate continue to restrict or limit SCHIP eligibility, our operating results could suffer.

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
      In November 2003, we signed a software licensing agreement with The Trizetto Group, Inc. for their Facets Extended Enterprisetm administrative system (Facets). During 2004, we invested in the implementation and testing of Facets with a staggered conversion to Facets by health plan beginning in 2005 and continuing through 2007. We estimate that our current claims payment system, without Facets, could be at full capacity within the next 16 months. We currently expect that Facets will meet our software needs for an estimated 10 years and will support our long-term growth strategies. However, if we cannot execute a successful system conversion, our operations could be disrupted, which would have a negative impact on our profitability and our ability to grow could be harmed.
      Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, our acquisition activity requires frequent transitions to or from, and the integration of, various information systems. We are continually upgrading and expanding our information systems capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly maintain or expand our information systems, we could suffer, among other things, from operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses. For example, we acquired a New York health plan as of January 1, 2005, that uses information systems that are different from those used by the rest of our business. We expect to continue using this system exclusively for our New York plan for a number of months until such time as the New York subsidiary can be successfully integrated onto our systems. Operating that system as a separate information system can be expected to increase our costs in the short term, and there is no assurance that we can effect a seamless transition of the New York plan to a new system. Both the increased operational costs of this system and any difficulties in conversion to a new system could have a negative impact on our profitability.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
AMERIGROUP Corporation and Subsidiaries:
      We have audited the accompanying consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated income statements and statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERIGROUP Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMERIGROUP Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG, LLP
February 25, 2005
Norfolk, Virginia

Item 8.	Financial Statements and Supplementary Data
AMERIGROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 and 2003

	2004	2003

	(Dollars in thousands)

ASSETS

Current assets:

Cash and cash equivalents	$227,130	$84,030

Short-term investments	176,364	331,940

Premium receivables	44,081	38,259

Deferred income taxes	11,019	10,164

Prepaid expenses and other current assets	18,737	15,995

Total current assets	477,331	480,388

Long-term investments	208,565	119,133

Investments on deposit for licensure	38,365	35,346

Property and equipment, net	34,030	31,734

Software, net of accumulated amortization of $20,317 and $16,384 at December 31, 2004 and 2003, respectively	16,268	10,424

Other long-term assets	4,909	4,598

Goodwill and other intangible assets, net of accumulated amortization of $15,226 and $11,722 at December 31, 2004 and 2003, respectively	140,382	144,398

	$919,850	$826,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Claims payable	$241,253	$239,532

Accounts payable	4,826	5,523

Unearned revenue	34,228	54,324

Accrued payroll and related liabilities	18,606	17,700

Accrued expenses and other current liabilities	35,068	31,358

Current portion of capital lease obligations	3,168	4,373

Total current liabilities	337,149	352,810

Capital lease obligations less current portion	2,878	6,146

Deferred income taxes and other long-term liabilities	11,111	5,351

Total liabilities	351,138	364,307

Commitments and contingencies (note 11)

Stockholders’ equity:

Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 50,529,724 and 48,889,244 at December 31, 2004 and 2003, respectively	505	489

Additional paid-in capital	352,417	331,506

Retained earnings	215,790	129,776

Deferred compensation	—	(57)

Total stockholders’ equity	568,712	461,714

	$919,850	$826,021

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per share data)

Revenues:

Premium	$1,813,391	$1,615,508	$1,152,636

Investment income	10,340	6,726	8,026

Total revenues	1,823,731	1,622,234	1,160,662

Expenses:

Health benefits	1,469,097	1,295,900	933,591

Selling, general and administrative	191,915	186,856	133,409

Depreciation and amortization	20,750	23,650	13,149

Interest	731	1,913	791

Total expenses	1,682,493	1,508,319	1,080,940

Income before income taxes	141,238	113,915	79,722

Income tax expense	55,224	46,591	32,686

Net income	$86,014	$67,324	$47,036

Net income per share:

Basic net income per share	$1.73	$1.56	$1.17

Weighted average number of common shares outstanding	49,721,945	43,245,409	40,355,456

Diluted net income per share	$1.66	$1.48	$1.10

Weighted average number of common shares and dilutive potential common shares outstanding	51,837,579	45,603,300	42,938,844

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional			Total
			paid-in	Retained	Deferred	stockholders’
	Shares	Amount	capital	earnings	compensation	equity

	(Dollars in thousands)

Balances at January 1, 2002	39,703,380	$397	$168,478	$15,416	$(775)	$183,516

Common stock issued upon exercise of stock options and purchases under the employee stock purchase plan	1,400,508	14	4,682	—	—	4,696

Tax benefit from exercise of options	—	—	3,775	—	—	3,775

Amortization of deferred compensation	—	—	—	—	358	358

Net income	—	—	—	47,036	—	47,036

Balances at December 31, 2002	41,103,888	411	176,935	62,452	(417)	239,381

Common stock issued from public offering, net of expenses of $8,226	6,325,000	63	138,766	—	—	138,829

Common stock issued upon exercise of stock options and purchases under the employee stock purchase plan	1,460,356	15	11,258	—	—	11,273

Tax benefit from exercise of options	—	—	4,547	—	—	4,547

Amortization of deferred compensation	—	—	—	—	360	360

Net income	—	—	—	67,324	—	67,324

Balances at December 31, 2003	48,889,244	489	331,506	129,776	(57)	461,714

Common stock issued upon exercise of stock options and purchases under the employee stock purchase plan	1,640,480	16	12,902	—	—	12,918

Tax benefit from exercise of options	—	—	8,009	—	—	8,009

Amortization of deferred compensation	—	—	—	—	57	57

Net income	—	—	—	86,014	—	86,014

Balances at December 31, 2004	50,529,724	$505	$352,417	$215,790	$—	$568,712

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)

Cash flows from operating activities:

Net income	$86,014	$67,324	$47,036

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	20,750	23,650	13,149

Loss on disposal or abandonment of property, equipment and software	971	74	123

Deferred tax expense (benefit)	2,878	(3,272)	993

Amortization of deferred compensation	57	360	358

Tax benefit related to exercise of stock options	8,009	4,547	3,775

Changes in assets and liabilities increasing (decreasing) cash flows from operations:

Premium receivables	(5,822)	(3,026)	(6,058)

Prepaid expenses and other current assets	(2,742)	(7,954)	(456)

Other assets	(941)	(750)	(1,225)

Claims payable	1,721	16,681	22,084

Accounts payable, accrued expenses and other, net	9,234	(494)	12,219

Unearned revenue	(20,096)	28,806	25,278

Other long-term liabilities	2,027	2,548	704

Net cash provided by operating activities	102,060	128,494	117,980

Cash flows from investing activities:

Proceeds from sale of available-for-sale securities	5,121,916	804,047	164,231

Purchase of available-for-sale securities	(4,972,080)	(1,034,040)	(153,781)

Proceeds from redemption of held-to-maturity securities	74,971	190,360	113,875

Purchase of held-to-maturity investments	(158,663)	(207,501)	(103,377)

Purchase of property and equipment and software	(25,727)	(13,294)	(20,830)

Proceeds from redemption of investments on deposit for licensure	35,525	40,009	30,340

Purchase of investments on deposit for licensure	(38,544)	(45,496)	(30,898)

Purchase of contract rights and related assets	—	(8,581)	(6,633)

Purchase price adjustment received	512	963	—

Cash acquired through stock acquisition	—	27,473	—

Escrow deposit for pending acquisition and related costs	—	—	(124,133)

Net cash provided by (used in) investing activities	37,910	(246,060)	(131,206)

Cash flows from financing activities:

Net (decrease) increase in bank overdrafts	(5,315)	4,828	(1,963)

Borrowings under credit facility	—	—	50,000

Repayments of borrowings under credit facility	—	(50,000)	—

Payment of debt issuance costs	—	(1,428)	(440)

Payment of capital lease obligations	(4,473)	(4,902)	(2,521)

Proceeds from exercise of common stock options and employee stock purchases	12,918	11,273	4,696

Proceeds from issuance of common stock upon public offering, net of issuance costs	—	138,829	—

Net cash provided by financing activities	3,130	98,600	49,772

Net increase (decrease) in cash and cash equivalents	143,100	(18,966)	36,546

Cash and cash equivalents at beginning of year	84,030	102,996	66,450

Cash and cash equivalents at end of year	$227,130	$84,030	$102,996

Supplemental disclosures of cash flow information:

Cash paid for interest	$717	$1,755	$767

Cash paid for income taxes	$53,628	$40,671	$27,795

Supplemental disclosures of non-cash activities:

Property and equipment acquired under capital lease	$—	$5,977	$7,775

      Effective January 1, 2003, we completed our acquisition of PHP Holdings, Inc. and its subsidiary, Physicians Healthcare Plans, Inc. The escrow deposit for pending acquisition and related costs of $124,133 was paid in 2003 and, as a result, we recorded the estimated fair values of the assets acquired and liabilities assumed (see note 5(c)).
See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Dollars in thousands, except for per share data)

(1)	Corporate Organization and Principles of Consolidation

(a) Corporate Organization
      AMERIGROUP Corporation, a Delaware corporation (the “Company”), is a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, State Children’s Health Insurance Program (SCHIP) and FamilyCare.
      During 1995, we incorporated wholly-owned subsidiaries in New Jersey, Illinois and Texas to develop, own and operate HMOs in those states. During 1996, we began enrolling Medicaid members in HMOs: AMERIGROUP New Jersey, Inc., AMERIGROUP Illinois, Inc. and AMERIGROUP Texas, Inc. During 1999, we incorporated a wholly-owned subsidiary in Delaware, AMERIGROUP Maryland, Inc., a Managed Care Organization, to develop, own and operate an MCO in Maryland and an HMO in the District of Columbia. Effective January 1, 2003, AMERIGROUP Maryland Inc., a Managed Care Organization, changed its domicile of incorporation to the District of Columbia. During 2001, we incorporated a wholly-owned subsidiary in Florida, AMERIGROUP Florida, Inc., an HMO, to develop, own and operate HMOs in Florida. Effective January 1, 2003, AMERIGROUP Corporation acquired PHP Holdings, Inc. and its subsidiary, Physicians Health Plans, Inc., (PHP) and merged it with AMERIGROUP Florida, Inc. During 2004, we incorporated a wholly-owned subsidiary in New York, AMERIGROUP Acquisition Corp., to effect the stock acquisition of CarePlus, LLC (CarePlus). Effective January 1, 2005, AMERIGROUP Corporation acquired CarePlus and merged it with AMERIGROUP Acquisition Corp. (note 14).
      On October 16, 2003, we completed a public offering of 6,325,000 shares of common stock, including an over-allotment issuance of 825,000 shares at a price of $23.25 per share. We received net proceeds from the offering of $138,829. On October 21, 2003, we used $30,000 of proceeds from the offering to repay the outstanding balance of our credit facility.
      On December 14, 2004, our Board of Directors approved a two-for-one split of our common stock effected in the form of a one hundred percent stock dividend. As a result of the stock split, our stockholders received one additional share of our common stock for each share of common stock held of record on December 31, 2004. The additional shares of our common stock were distributed on January 18, 2005. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect this stock split for all periods presented.

(b)	Principles of Consolidation
      The consolidated financial statements include the financial statements of AMERIGROUP Corporation and our five wholly-owned subsidiaries: AMERIGROUP Florida, Inc., AMERIGROUP Illinois, Inc., AMERIGROUP New Jersey, Inc. and AMERIGROUP Texas, Inc., each an HMO; AMERIGROUP Maryland, Inc., a Managed Care Organization, and PHP Holdings, Inc., a holding company that is the parent company of AMERIGROUP Florida, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

(2)	Summary of Significant Accounting Policies and Practices

(a)	Cash Equivalents
      We consider all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. We had cash equivalents of $2,513 at December 31, 2004 which consist of commercial paper. There were no cash equivalents at December 31, 2003.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Short and Long-Term Investments and Investments on Deposit for Licensure
      Short and long-term investments and investments on deposit for licensure at December 31, 2004 and 2003 consist of commercial paper, money market funds, U.S. Treasury securities, cash escrow accounts, asset-backed securities, debt securities of government sponsored entities, municipal bonds and auction rate securities. We consider all investments with original maturities greater than three months but less than twelve months to be short-term investments. We classify our debt and equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2004 and 2003, our auction rate securities are classified as available-for-sale. All other securities are classified as held-to-maturity.
      Available-for-sale securities are recorded at fair value. Changes in fair value are reported in other comprehensive income until realized through the sale or maturity of the security.
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
      Included in short-term and long-term investments are auction rate securities totaling $187,157 and $336,993 at December 31, 2004 and 2003, respectively. Auction rate securities are securities with an underlying component of a long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are typically less than three months providing high liquidity to otherwise longer term investments. The Company had previously classified its auction rate securities as held-to-maturity and as cash equivalents, short-term investments or long-term investments based on the period from the purchase date to the first reset date. In 2004, the Company reclassified auction rate securities from cash equivalents to short-term investments because the underlying instruments have maturity dates exceeding 3 months. Additionally, the Company reclassified these securities to available-for-sale as the securities are not held to the maturity date of the underlying security. Prior periods have been reclassified to provide consistent presentation.

(c)	Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property and equipment held under leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property and equipment was $12,495, $14,389 and $10,769 for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated useful lives are as follows:

Leasehold improvements	3-15 years

Furniture and fixtures	5-7 years

Equipment	3-5 years

(d)	Software
      Software is stated at cost less accumulated amortization in accordance with Statement of Position 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Software is amortized over its

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated useful life of three years, using the straight-line method. Amortization expense on software was $4,121, $2,972 and $2,064 for the years ended December 31, 2004, 2003 and 2002, respectively.

(e)	Goodwill and Other Intangibles
      Goodwill represents the excess of cost over fair value of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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
      As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), we have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock. In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation (SFAS No. 148), was issued which requires that we illustrate the effect on net income and net income per share if we had applied the fair value principles included in

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123 for both annual and interim financial statements. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition.

	2004	2003	2002

Net income:

Reported net income	$86,014	$67,324	$47,036

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,321	9,577	5,800

Proforma net income	$76,693	$57,747	$41,236

Basic net income per share:

Reported basic net income per share	$1.73	$1.56	$1.17

Proforma basic net income per share	1.54	1.34	1.02

Diluted net income per share:

Reported diluted net income per share	$1.66	$1.48	$1.10

Proforma diluted net income per share	1.49	1.28	0.96

(i)	Premium Revenue
      We record premium revenue based on membership and premium information from each state. Premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. In all of our states except Florida, we are eligible to receive supplemental payments for newborn obstetric deliveries. Each state contract is specific as to what is required before payments are generated. Upon delivery of a newborn, each state is notified according to our contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member. Additionally, in some states we receive supplemental payments for certain services such as high cost drugs and early childhood prevention screenings. Any amounts that have not been received from the state by the end of the period are recorded on our balance sheet as premium receivables.

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
      Accrued medical expenses for inpatient, outpatient surgery, emergency room, specialist, pharmacy and ancillary medical claims include amounts billed and not paid and an estimate of costs incurred for unbilled services provided. These liabilities are principally based on historical payment patterns using actuarial techniques. In addition, claims processing costs are accrued based on an estimate of the costs necessary to process unpaid claims. Claims payable are reviewed and adjusted periodically and, as adjustments are made, differences are included in current operations. Claims payable also includes estimates of amounts due to or from contracted providers under risk-sharing arrangements. The arrangements are typically based upon quality

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
measures as well as medical results. Estimates relating to risk-sharing arrangements are calculated as a percentage, typically 25% to 50%, of the differences between actual results and specified targets of medical expense and may include a sharing of profits in excess of the targeted medical and administrative expenses, typically 7% to 10% of total premiums covered under the contract.

(l)	Stop-loss Coverage
      Stop-loss premiums, net of recoveries, are included in health benefits expense in the accompanying consolidated income statements.

(m)	Impairment of Long-Lived Assets
      Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. No impairment of long-lived assets was recorded in 2004, 2003 or 2002.
      Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. No impairment of goodwill was recorded in 2004, 2003 or 2002.

(n)	Net Income Per Share
      Basic net income per share has been computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential common shares and has been computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include all outstanding stock options after applying the treasury stock method to the extent the options are dilutive.

(o)	Use of Estimates
      Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p)	Reclassifications
      Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(q)	Recent Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS No. 123(R)), Shared-Based Payment, which is a revision of SFAS No. 123. SFAS  No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and SFAS No. 148 and amends FASB Statement of Financial Accounting Standard No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative.
      SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.
      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of proforma disclosures either (a) all prior presented or (b) prior interim periods of the year of adoption.
      We are in the process of evaluating these methods.
      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the fair value method of SFAS No. 123(R) will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of proforma net income and earnings per share in Note 2(h) to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $8,009, $4,547 and $3,775 in 2004, 2003 and 2002, respectively.

(r)	Risks and Uncertainties
      Our profitability depends in large part on accurately predicting and effectively managing health benefits expense. We continually review our premium and benefit structure to reflect its underlying claims experience and revised actuarial data; however, several factors could adversely affect the health benefits expense. Certain of these factors, which include changes in healthcare practices, inflation, new technologies, major epidemics, natural disasters and malpractice litigation, are beyond any health plan’s control and could adversely affect our ability to

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accurately predict and effectively control healthcare costs. Costs in excess of those anticipated could have a material adverse effect on our results of operations.
      At December 31, 2004, we served members who received healthcare benefits through 13 contracts with the regulatory entities in the jurisdictions in which we operate. Five of these contracts individually accounted for 10% or more of our revenues for the year ended December 31, 2004, with the largest of these contracts representing approximately 19% of our revenues. Our state contracts have terms that are generally one to two-years in length, some of which contain optional renewal periods at the discretion of the individual state. Some contracts also contain a termination clause with notification periods ranging from 30 to 90 days. At the termination of these contracts, re-negotiation of terms or the requirement to enter into a re-bidding or re-procurement process is required to execute a new contract. Our contracts in our Texas market, which represented approximately 41% of our revenues in 2004, are currently undergoing a re-procurement process. Although the State of Texas has said it will announce contract awards in early 2005 with implementation continuing into 2006, the announcement of the awards may not occur until after the conclusion of the Texas legislative session on May 30, 2005.

(3)	Short and Long-Term Investments and Investments on Deposit for Licensure
      The carrying amount, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity short-term investments are as follows at December 31, 2004 and 2003:

		Gross	Gross
		unrealized	unrealized
	Carrying	holding	holding	Fair
	amount	gains	losses	value

2004:

Auction rate securities — available-for-sale	$150,401	$—	$—	$150,401

Held-to-maturity:

Commercial paper	18,476	—	6	18,470

Debt securities of government sponsored entities	7,487	—	12	7,475

Total	$176,364	$—	$18	$176,346

2003:

Auction rate securities — available-for-sale	$329,690	$—	$—	$329,690

Held-to-maturity:

Commercial paper	1,000	—	—	1,000

Debt securities of government sponsored entities	1,250	—	—	1,250

Total	$331,940	$—	$—	$331,940

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The carrying amount, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity long-term investments are as follows at December 31, 2004 and 2003:

		Gross	Gross
		unrealized	unrealized
	Carrying	holding	holding	Fair
	amount	gains	losses	value

2004:

Auction rate securities — available-for-sale	$36,756	$—	$—	$36,756

Held-to-maturity:

Municipal bonds	16,436	—	60	16,376

Debt securities of government sponsored entities, maturing within one year	46,993	—	313	46,680

Debt securities of government sponsored entities, maturing between one year and five years	108,380	—	1,074	107,306

Total	$208,565	$—	$1,447	$207,118

2003:

Auction rate securities — available-for-sale	$7,303	$—	$—	$7,303

Held-to-maturity:

Municipal bonds	7,115	3	—	7,118

Debt securities of government sponsored entities, maturing within one year	1,500	1	—	1,501

Debt securities of government sponsored entities, maturing between one year and five years	103,215	146	96	103,265

Total	$119,133	$150	$96	$119,187

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a condition for licensure by various state governments to operate HMOs or MCOs, we are required to maintain certain funds on deposit with or under the control of the various departments of insurance. Accordingly, at December 31, 2004 and 2003, the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for these held-to-maturity securities are summarized as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

2004:

Money market funds	$599	$—	$—	$599

U.S. Treasury securities, maturing within one year	5,933	—	7	5,926

Debt securities of government sponsored entities, maturing within one year	11,373	—	69	11,304

Debt securities of government sponsored entities, maturing between one year and five years	17,607	—	137	17,470

Cash escrow account	2,853	—	—	2,853

Total	$38,365	$—	$213	$38,152

2003:

Money market funds	$4,718	$—	$—	$4,718

U.S. Treasury securities, maturing within one year	5,543	18	—	5,561

U.S. Treasury securities, maturing between one year and five years	407	1	—	408

Debt securities of government sponsored entities, maturing between one year and five years	22,432	61	4	22,489

Cash escrow account	2,246	—	—	2,246

Total	$35,346	$80	$4	$35,422

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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the fair value of our held-to-maturity investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 months			12 months or greater

		Gross			Gross
		unrealized	Total		unrealized	Total
		holding	number of	Fair	holding	number of
	Fair value	losses	securities	value	losses	securities

2004:

Commercial paper	$14,970	$6	10	$—	$—	—

Debt securities of government sponsored entities	179,771	1,567	91	5,962	38	3

Municipal bonds	16,376	60	8	—	—	—

U.S. Treasury securities	5,926	7	7	—	—	—

Total temporarily impaired securities	$217,043	$1,640	116	$5,962	$38	3

      The following table shows the fair value of our held-to-maturity investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category, at December 31, 2003, all of which had experienced declines in value for less than 12 months.

Gross
		unrealized	Total
	Fair	holding	number of
	value	losses	securities

2003:

Debt securities of government sponsored entities	$26,283	$100	13

      The temporary declines in value as of December 31, 2004 and 2003, are primarily due to fluctuations in short-term market interest rates.

(4)	Property and Equipment, Net
      Property and equipment, net at December 31, 2004 and 2003 is summarized as follows:

	2004	2003

Leasehold improvements	$17,506	$11,096

Furniture and fixtures	11,918	11,445

Equipment	43,551	37,196

	72,975	59,737

Accumulated depreciation and amortization	(38,945)	(28,003)

	$34,030	$31,734

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Acquisitions

(a)	MethodistCare
      Effective January 1, 2002, we purchased certain assets of MethodistCare, Inc.’s (MethodistCare) Houston, Texas Medicaid line of business. The assets purchased consisted of MethodistCare’s rights to provide managed care services to its Medicaid members. We paid $1,232 in cash, including transaction costs, resulting in goodwill of the same amount, all of which is deductible for income tax purposes.

(b)	Capital Community Health Plan
      Effective July 1, 2002, we purchased the Medicaid contracts and related assets of Capital Community Health Plan (CCHP) in Washington, D.C. for $6,970, including acquisition costs. The assets purchased consisted primarily of CCHP’s rights to provide managed care services to its Medicaid members. During 2003, we settled on the final purchase price as provided under the asset purchase agreement and reduced goodwill by $963. Goodwill and other intangibles totaling $6,007 included $423 for identifiable intangibles allocated to the membership purchased, all of which is deductible for income tax purposes. Identifiable intangibles with definite useful lives are being amortized based on the timing of related cash flows over eight years.

(c)	PHP
      Effective January 1, 2003, we completed our acquisition of PHP pursuant to the terms of a merger agreement entered into on August 22, 2002 for $124,260, including acquisition costs of $1,260.
      Established in 1992, PHP served 193,000 Medicaid and SCHIP members at December 31, 2002 in 12 counties, including the metropolitan areas of Orlando, Tampa and Ft. Lauderdale/ Miami. PHP also served Medicare and commercial members which were spun off from PHP prior to December 31, 2002 and not acquired by us.
      Of the $124,260 acquisition cost which includes transaction costs, approximately $50,000 was financed through our credit facility with the balance funded through unregulated cash. Goodwill and other intangibles totaling $116,075 includes $8,990 of identifiable intangibles allocated to the rights to membership and a non-compete agreement, none of which is deductible for tax purposes. Intangible assets related to the non-compete agreement and rights to membership are being amortized based on the timing of related cash flows. A portion of the purchase price remains in escrow pending various settlement provisions between us and the former shareholders of PHP Holdings, Inc. During 2004, $512 of the escrow was returned to us as part of an interim settlement provision. Goodwill was reduced accordingly by $512. During 2003, as part of the finalization of our fair value analysis, purchase price adjustments totaling $127 were recorded and reflected as a reduction in goodwill in the period. Further, purchase price adjustments may arise in the future as a result of the settlement provisions.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the fair values of the assets acquired and liabilities assumed of PHP at the date of acquisition.

Current assets, including cash and cash equivalents	$31,668

Intangible assets	8,990

Goodwill	107,085

Other assets	2,482

Total assets acquired	150,225

Claims payable	20,574

Other liabilities	6,030

Total liabilities assumed	26,604

Net assets acquired	$123,621

      The following table summarizes intangible assets resulting from the PHP transaction:

		Amortization
		period

Membership rights	$8,650	10 years

Non-compete agreement	340	5 years

	$8,990

      The following unaudited proforma summary information presents the consolidated income statement information for the twelve month period ended December 31, 2002 as if the PHP transaction had been consummated on January 1, 2002, and does not purport to be indicative of what would have occurred had the acquisition been made at that date or of the results which may occur in the future.

Premium revenue	$1,412,916

Net income	$55,035

Diluted net income per share	$2.56

      The unaudited proforma summary information reflects adjustments made to our historical financial statements by including the applicable results of operations of PHP’s Medicaid and SCHIP lines of business in Florida prior to the acquisition.

(d)	St. Augustine
      Effective July 1, 2003, we purchased the Medicaid contracts and related assets known as St. Augustine for $8,581. The assets purchased consisted primarily of St. Augustine’s rights to provide managed care services to its 26,000 Medicaid members who receive healthcare benefits under Florida’s Medicaid program in nine counties in the Miami/ Ft. Lauderdale, Orlando and Tampa markets. Goodwill and other intangibles totaling $8,581 includes $2,151 for identifiable intangibles allocated to a non-compete agreement and the rights to the membership, all of which is deductible for income tax purposes. Intangible assets related to the non-compete agreement and the rights to the membership are being amortized based on the timing of related cash flows.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes intangible assets resulting from the St. Augustine transaction:

		Amortization
		period

Membership rights	$ 2,143	8 years

Non-compete agreement	8	3 years

	$ 2,151

(e)	Summary of Goodwill and Acquired Intangible Assets
      Goodwill and acquired intangible assets for the years ended December 31, 2004 and 2003 are as follows:

	2004		2003

	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Goodwill	$143,944	$(5,773)	$144,456	$(5,773)

Membership rights	11,216	(9,213)	11,216	(5,780)

Non-compete agreement	448	(240)	448	(169)

	$155,608	$(15,226)	$156,120	$(11,722)

      Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $3,504, $5,849 and $0, respectively, and the estimated aggregate amortization expense for the five succeeding years is as follows:

Estimated
amortization
expense

2005	$1,286

2006	549

2007	262

2008	76

2009	27

(6)	Income Taxes
      Total income taxes for the years ended December 31, 2004, 2003 and 2002 were allocated as follows:

	Years Ended December 31,

	2004	2003	2002

Income from continuing operations	$55,224	$46,591	$32,686

Stockholders’ equity, tax benefit on exercise of stock options	(8,009)	(4,547)	(3,775)

	$47,215	$42,044	$28,911

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	Current	Deferred	Total

Year ended December 31, 2004:

U.S. federal	$44,235	$2,335	$46,570

State and local	8,111	543	8,654

	$52,346	$2,878	$55,224

Year ended December 31, 2003:

U.S. federal	$42,238	$(2,409)	$39,829

State and local	7,625	(863)	6,762

	$49,863	$(3,272)	$46,591

Year ended December 31, 2002:

U.S. federal	$25,798	$854	$26,652

State and local	5,895	139	6,034

	$31,693	$993	$32,686

      Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to income before income taxes as a result of the following:

	Years Ended December 31,

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$49,434	35.0	$39,870	35.0	$27,902	35.0

Increase in income taxes resulting from:

State and local income taxes, net of federal income tax effect	5,625	4.0	4,395	3.9	3,922	4.9

Effect of nondeductible expenses and other, net	165	0.1	2,326	2.0	862	1.1

Total income tax expense	$55,224	39.1	$46,591	40.9	$32,686	41.0

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	December 31,

	2004	2003

Deferred tax assets:

Estimated claims incurred but not reported, a portion of which is deductible as paid for tax purposes	$2,160	$2,338

Vacation, bonus and other accruals, deductible as paid for tax purposes	10,343	6,689

Accounts receivable allowances, deductible as written off for tax purposes	590	762

Start up costs, deductible in future periods for tax purposes	552	718

Goodwill, due to timing differences in book and tax amortization	—	209

Unearned revenue, a portion of which is includible in income as received for tax purposes	2,636	4,330

State net operating loss/credit carryforwards, deductible in future periods for tax purposes	1,616	1,780

Gross deferred tax asset	17,897	16,826

Deferred tax liabilities:

Goodwill, due to timing differences in book and tax amortization	(474)	—

Property and equipment, due to timing differences in book and tax depreciation	(8,822)	(5,271)

Deductible prepaid expenses and other	(2,217)	(2,293)

Gross deferred tax liabilities	(11,513)	(7,564)

Net deferred tax asset	$6,384	$9,262

      To assess the recoverability of deferred tax assets, we consider whether it is more likely than not that deferred tax assets will be realized. In making this determination, we take into account the scheduled reversal of deferred tax liabilities and whether projected future taxable income is sufficient to permit deduction of the deferred tax assets. Based on the level of historical taxable income and projections for future taxable income, we believe it is more likely than not that we will fully realize the benefits of the gross deferred tax assets of $17,897. State net operating loss carryforwards that expire in 2023 and 2024 comprise $1,616 of the gross deferred tax assets.
      Prepaid income tax was $2,287 at December 31, 2004 and is included in prepaid expenses and other current assets. Income taxes payable was $7,005 at December 31, 2003 and is included in accrued expenses and other current liabilities.

(7)	Long-Term Debt
      On October 22, 2003, we entered into a $95,000 Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of banks. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $30,000. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 2.00% and 2.50% and the applicable margin for alternate base rate borrowings is between 1.00% and 1.50%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AMERIGROUP Corporation and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.375% to 0.50%, depending on the leverage ratio. The Credit Agreement terminates on October 22, 2006 and was undrawn as of December 31, 2004.
      During 2001, we entered into a Credit and Guaranty Agreement with a syndicate of banks to obtain a $60,000 revolving credit facility. In July 2002, we expanded the facility to include an additional bank and to increase the revolving credit facility to $75,000. The facility was secured by the assets of AMERIGROUP Corporation and by the common stock of its direct, wholly-owned subsidiaries. At December 31, 2002, $50,000 was outstanding under the facility. Amounts outstanding under the facility accrued interest at one of the following rates, at our option: LIBOR plus the applicable margin or an alternate bank rate plus the applicable margin. The applicable margin for LIBOR borrowings was between 2.0% and 2.5%. The applicable margin for alternate bank rate borrowings was between 1.0% and 1.5%. The applicable margin varied depending on our leverage ratio. We also paid a 0.50% commitment fee on the unused portion of the facility. This credit facility was repaid during 2003 and replaced with the Credit Agreement.
      Pursuant to the Credit Agreement, we must meet certain financial covenants. These financial covenants include meeting certain financial ratios, a limit on annual capital expenditures, and a minimum net worth requirement. Additionally, under the terms of our Credit Agreement, we are limited in the amount of dividends that we may pay to our stockholders without the consent of our lenders.

(8)	Stock Option Plan
      In May 2003, our shareholders approved and we adopted the 2003 Equity Incentive Plan (2003 Plan), which provides for the granting of stock options, restricted stock, phantom stock and stock bonuses to employees and directors. We reserved for issuance a maximum of 3,300,000 shares of common stock under the 2003 Plan. In addition, shares remaining available for issuance under our 2000 Stock Plan (described below) and our 1994 Stock Plan (described below) will be available for issuance under the 2003 Plan. Under all plans, an option’s maximum term is ten years. As of December 31, 2004, we had a total of 1,601,552 options available for issuance under our 2003 Plan, 2000 Plan and 1994 Plan.
      In July 2000, we adopted the 2000 Equity Incentive Plan (2000 Plan), which provides for the granting of stock options, restricted stock, phantom stock and stock bonuses to employees, directors and consultants. We reserved for issuance a maximum of 4,128,000 shares of common stock under the 2000 Plan at inception. In addition, shares remaining available for issuance under our 1994 Stock Plan (described below) were available for issuance under the 2000 Plan. Twenty percent of the options vest upon grant date or at an employee’s hiring anniversary date, whichever is later, and five percent at the end of each three-month period thereafter.
      In 1994, we established the 1994 Stock Plan (1994 Plan), which provides for the granting of either incentive stock options or nonqualified options to purchase shares of our common stock by employees, directors and consultants of the Company for up to 4,199,000 shares of common stock as of December 31, 1999. On February 9, 2000, we increased the number of options available for grant to 4,499,000.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock plans at December 31, 2004, 2003, and 2002 and the changes during the years then ended follows:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of year	5,365,464	$10.50	4,829,868	$7.20	4,149,468	$3.96

Granted	1,534,076	21.71	2,297,346	15.43	2,155,786	11.06

Exercised	1,578,796	7.46	1,390,278	7.39	1,295,096	2.94

Forfeited	511,872	15.84	371,472	10.26	180,290	9.54

Outstanding at end of year	4,808,872	$14.73	5,365,464	$10.50	4,829,868	$7.20

      The following table summarizes information related to the stock options outstanding at December 31, 2004:

		Weighted-
		average
		remaining	Weighted-		Weighted-
	Options	contractual	average	Options	average
Range of exercise prices	outstanding	life (years)	exercise price	exercisable	exercise price

$0.00 — $3.81	250,102	2.1	$0.70	250,102	$0.70

$3.82 — $7.62	452,968	5.3	6.88	391,733	6.79

$7.63 — $11.42	919,832	6.7	10.30	554,713	10.42

$11.43 — $15.23	917,656	7.6	13.20	582,711	13.21

$15.24 — $19.04	1,543,438	8.6	17.41	677,883	17.25

$19.05 — $22.85	334,876	8.9	21.26	91,251	21.52

$22.86 — $26.67	20,000	9.6	22.93	—	—

$30.46 — $34.27	340,000	9.9	30.51	—	—

$34.28 — $38.08	30,000	0.2	38.08	7,500	38.08

	4,808,872	7.5	$14.73	2,555,893	$11.84

      On February 9, 2005, we granted an additional 1,491,012 options at an exercise price of $41.60.
      We apply APB Opinion No. 25 and related interpretations in accounting for our stock plans. Accordingly, compensation cost related to stock options issued to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During 2000, we recorded deferred charges of $1,833, representing the difference between the exercise price and the deemed fair value of our common stock for the options granted in 2000. The deferred compensation has been amortized to expense over the period the options vested, generally four to five years. We recognized $57, $360 and $358 in non-cash compensation expense related to the amortization of deferred compensation during 2004, 2003 and 2002, respectively.
      The fair value of each option grant is estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield for all years, risk-free interest rate of 3.1%, 3.2% and 3.6%, expected life of 5.4, 6.7 and 4.0 years and volatility of 29.5%, 44.6% and 49.7%, for the years ended December 31, 2004, 2003 and 2002, respectively.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Earnings Per Share
      The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended December 31,

	2004	2003	2002

Basic net income per share:

Net income	$86,014	$67,324	$47,036

Net income attributable to common stockholders	$86,014	$67,324	$47,036

Weighted average number of common shares outstanding	49,721,945	43,245,409	40,355,456

Basic net income per share	$1.73	$1.56	$1.17

Diluted net income per share:

Net income attributable to common stockholders	$86,014	$67,324	$47,036

Diluted net income attributable to common stockholders	$86,014	$67,324	$47,036

Weighted average number of common shares outstanding	49,721,945	43,245,409	40,355,456

Dilutive effect of stock options (as determined by applying the treasury stock method)	2,115,634	2,357,891	2,583,388

Weighted average number of common shares and dilutive potential common shares outstanding	51,837,579	45,603,300	42,938,844

Diluted net income per share	$1.66	$1.48	$1.10

(10)	Fair Value of Financial Instruments
      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
      Cash and cash equivalents, premium receivables, prepaid expenses and other current assets, deposits, accounts payable, unearned revenue, accrued payroll and related liabilities, accrued expenses and other current liabilities and claims payable: The carrying amounts approximate fair value because of the short maturity of these items.
      Short-term investments, long-term investments and investments on deposit for licensure: The carrying amounts approximate their fair values, which were determined based upon quoted market prices (note 3).
      Cash surrender value of life insurance policies: The carrying amount approximates fair value which was determined based on quoted market prices.

(11)	Commitments and Contingencies

(a)	Minimum Reserve Requirements
      Regulations governing our managed care operations in the District of Columbia, Florida, Illinois, Maryland, New Jersey and Texas require the applicable subsidiary to meet certain minimum net worth requirements. Each subsidiary was in compliance with its requirements at December 31, 2004.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Malpractice
      We maintain professional liability coverage for certain claims which is provided by independent carriers and is subject to annual coverage limits. Professional liability policies are on a claims-made basis and must be renewed or replaced with equivalent insurance if claims incurred during its term, but asserted after its expiration, are to be insured.

(c)	Lease Agreements
      We are obligated under capital leases covering certain office equipment that expires at various dates during the next four years. At December 31, 2004 and 2003, the gross amount of office equipment and related accumulated amortization recorded under capital leases was as follows:

	2004	2003

Equipment	$17,247	$17,268

Accumulated amortization	(11,781)	(7,794)

	$5,466	$9,474

      Amortization of assets held under capital leases is included with depreciation and amortization expense.
      We also lease office space under operating leases which expire at various dates through 2019. Future minimum payments by year and in the aggregate under all non-cancelable leases are as follows at December 31, 2004:

	Capital Leases	Operating Leases

2005	$3,387	$8,878

2006	1,751	8,474

2007	871	7,677

2008	426	5,262

2009	—	4,378

Thereafter	—	22,332

Total minimum lease payments	6,435	$57,001

Amount representing interest	(389)

Present value of minimum lease payments	6,046

Current installments of obligations under capital leases	(3,168)

Obligations under capital leases, excluding current installments	$2,878

      In connection with our acquisition of PHP effective January 1, 2003, AMERIGROUP Corporation agreed to guarantee a certain lease for office space occupied by a business operated by former management of PHP. Minimum lease payments under the guaranteed lease are $99 in 2005. The fair value of the stand ready obligation under the guarantee is $7 and has been reflected in the December 31, 2004 consolidated balance sheet. If the lessee defaults due to non-payment, all future rental payments are accelerated, subject to our right to cure, by bringing the payments up to date. The lease term ends on March 31, 2005.
      Total rent expense for all office space and office equipment under non-cancelable operating leases was approximately $8,704, $8,187 and $5,459 in 2004, 2003 and 2002, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated income statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Deferred Compensation Plans
      Our employees have the option to participate in a deferred compensation plan sponsored by the Company. All full-time and most part-time employees of AMERIGROUP Corporation and subsidiaries may elect to participate in this plan. This plan is exempt from income taxes under Section 401(k) of the Internal Revenue Code. Participants may contribute a certain percentage of their compensation subject to maximum federal and plan limits. We may elect to match a certain percentage of each employees’ contributions up to specified limits. For the years ended December 31, 2004, 2003 and 2002, the matching contribution under the plan in total was $1,227, $720 and $794, respectively.
      During 2003, we added a long-term cash incentive award designed to retain certain key executives. Each eligible participant is assigned a cash target, the payment of which is deferred for three years. The amount of the target is dependent upon the participant’s performance against individual major job objectives in the first year of the program. The target award amount is funded over the three-year period, with the funding being dependent upon the Company meeting its financial goals each year. An executive is eligible for payment of a long-term incentive earned in any one year only if the executive remains employed with the Company and is in good standing at the beginning of the third following year. The expense recorded for the long-term cash incentive awards was $1,754 and $1,326 in 2004 and 2003, respectively. The related liability of $3,051 and $1,326 at December 31, 2004 and 2003, respectively, was included in deferred income taxes and other long-term liabilities.

(e)	Legal Proceedings
      In 2002, Cleveland A. Tyson, a former employee of AMERIGROUP Illinois, Inc., filed a federal Qui Tam or whistleblower action against our Illinois subsidiary, the United States of America and the State of Illinois, es rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc., in the U.S. District Court of the Northern District, Eastern Division, alleging the submission of false claims under the Medicaid program. The United States is not a party to the action. Mr. Tyson’s amended complaint was unsealed and served on AMERIGROUP Illinois, Inc., in June 2003. Mr. Tyson alleges that AMERIGROUP Illinois, Inc. maintained a scheme to discourage or avoid the enrollment of pregnant women and members with special needs. In his suit, Mr. Tyson seeks an unspecified amount of damages and statutory penalties of no less than $5,000 and no more than $11,000 per violation. Mr. Tyson’s complaint does not specify the number of alleged violations. The court denied AMERIGROUP Illinois, Inc.’s motion to dismiss on September 26, 2004. AMERIGROUP Illinois, Inc.’s motion for summary judgment was filed in December 2004. That motion is fully briefed, and is ready for disposition by the court. On February 15, 2005, we received a motion filed by Mr. Tyson on February 10, 2005, seeking permission to amend his complaint and add AMERIGROUP Corporation as a defendant. On February 15, 2005, we also received the motion filed by the State of Illinois on February 10, 2005, seeking court approval to intervene on Mr. Tyson’s behalf. On March 2, 2005, the Court granted the State’s motion to intervene and denied Mr. Tyson’s motion to amend to add AMERIGROUP Corporation as a defendant. On March 3, 2005, AMERIGROUP Illinois, Inc. filed a motion to dismiss for lack of subject matter jurisdiction, based upon a recent opinion of the United States Court of Appeals for the District of Columbia Circuit.
      At this time, discovery is ongoing. Although it is possible that the outcome of this case will not be favorable to us, no range of liability can be estimated. Accordingly, we have not recorded any liability at December 31, 2004. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

(f)	Other Contingencies
      In April 2004, the Maryland Legislature enacted a budget for the 2005 fiscal year beginning July 1, 2004 that included a provision to reduce the premium paid to managed care organizations that did not meet certain HEDIS

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
scores and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. In May 2004, the Maryland Secretary of Health and Mental Hygiene, in consultation with Maryland’s legislative leadership, determined our premium recoupment to be $846. A liability for the recoupment was recorded with a corresponding charge to premium revenue during the year ended December 31, 2004. Additionally, the Legislature directed that the Department of Health and Mental Hygiene complete a study by September 2004 on the relevance of the medical loss ratio threshold as an indicator of quality. The results of this, which were released in October 2004, did not directly address what would happen in the future if a managed care organization reported a medical loss ratio below 84%. As a result, we believe the Maryland Legislature could enact similar legislation in 2005 as part of its fiscal year 2006 budget, requiring premium recoupment. We have recorded a reduction in premium in our financial statements of our best estimate of the outcome of this issue as of December 31, 2004. It is possible that the Maryland Legislature in 2006, as part of its fiscal year 2007 budget, could enact similar legislation relating to the year ended December 31, 2004. However, at this time we are unable to predict the regulatory, economic or political climate that might exist at that time. Accordingly, we have not recorded any liability for the twelve months ended December 31, 2004. However, if the Maryland Legislature were to enact legislation in April 2006 consistent with the legislation passed in April 2004 and we failed to meet the required quality measures, we could have a recoupment obligation for that period commencing on July 1, 2006 ranging from zero to approximately $757 with respect to the premium revenue for the twelve month period ended December 31, 2004.

(12)	Employee Stock Purchase Plan
      On February 15, 2001, the Board of Directors approved and we adopted an Employee Stock Purchase Plan. All employees are eligible to participate except those employees who have been employed by us less than 90 days, whose customary employment is less than 20 hours per week or any employee who owns five percent or more of our common stock. Eligible employees may join the plan every six months. Purchases of common stock are priced at the lower of the stock price less 15% on the first day or the last day of the six-month period. We have reserved for issuance 1,200,000 shares of common stock. We issued 61,684 and 70,078 shares under the Employee Stock Purchase Plan in 2004 and 2003, respectively.

(13)	Quarterly Financial Data (unaudited)

	Three months ended

2004	March 31	June 30	September 30	December 31

Premium revenue	$422,335	$435,918	$468,156	$486,982

Health benefits expenses	342,247	354,415	374,085	398,350

Selling, general and administrative expenses	45,487	43,728	52,124	50,576

Income before income taxes	30,756	34,532	39,669	36,281

Net income	18,438	20,846	24,333	22,397

Diluted net income per share	0.36	0.40	0.47	0.43

Weighted average number of common shares and dilutive potential shares outstanding	51,258,930	51,582,960	51,955,940	52,552,486

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three months ended

2003	March 31	June 30	September 30	December 31

Premium revenue	$389,562	$392,331	$411,277	$422,338

Health benefits expenses	317,298	310,536	328,235	339,831

Selling, general and administrative expenses	44,070	46,945	46,781	49,060

Income before income taxes	23,570	30,265	30,911	29,169

Net income	13,694	17,977	18,185	17,468

Diluted net income per share	0.32	0.41	0.41	0.34

Weighted average number of common shares and dilutive potential shares outstanding	43,263,559	43,819,299	44,657,759	50,672,583

(14)	Subsequent Event
      Effective January 1, 2005, we completed our stock acquisition of CarePlus pursuant to the terms of the merger agreement entered into on October 26, 2004 for $126,766, including acquisition costs. Additional consideration may be paid contingent upon the achievement of specific criteria or earnings thresholds during 2005 and 2006. If the criteria are met and additional payments become due, they will be accounted for as an additional cost of the acquisition. The assets acquired and liabilities assumed consist primarily of cash, receivables, property and equipment, claims payable, accounts payable and accrued expenses.
      At December 31, 2004, CarePlus served approximately 115,000 New York State Medicaid, Child Health Plus and Family Health Plus members in New York City (Brooklyn, Manhattan, Queens and Staten Island) and Putman County. CarePlus is also authorized to offer a managed long-term care program in New York City subject to final regulatory approval and other considerations.
      This acquisition was accounted for under the purchase method of accounting and was funded through unregulated cash. Goodwill and other intangibles total $106,722 which includes $13,980 of specifically identifiable intangibles allocated to the rights to membership, the provider network, non-compete agreements and trademarks. Intangible assets related to the rights to membership are being amortized based on the timing of the related cash flows with an expected amortization of ten years. Intangible assets related to the provider network are being amortized over ten years. Intangible assets related to the trademarks and non-compete agreements are being amortized over 12 to 36 months. We have not yet finalized our fair value analysis. Therefore, the allocation of the acquisition costs is subject to adjustment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
AMERIGROUP Corporation and Subsidiaries:
      Under date of February 25, 2005, we reported on the consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated income statements and statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule II — Schedule of Valuation and Qualifying Accounts, which is also included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
      In our opinion, the financial statement schedule, Schedule II — Schedule of Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG, LLP
February 25, 2005
Norfolk, Virginia

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

		Additions-	Deductions-
	Balance	Amounts	Amounts
	Beginning	Charged to	Credited to	Balance End
Valuation Allowance on Deferred Tax Assets	of Year	Expense	Expense	of Year

Year Ended December 31, 2004	$—	$—	$—	$—

Year Ended December 31, 2003	785	—	785	—

Year Ended December 31, 2002	—	785	—	785

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Internal Control over Financial Reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of AMERIGROUP Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      The management of AMERIGROUP Corporation assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(c)	Changes in Internal Controls.
      During the fourth quarter of 2004, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the Company implemented or revised certain internal control procedures which affect financial reporting. The changes enhanced controls already in place or introduced new controls implemented to remove or reduce reliance on compensating controls. The most significant changes made were in the area of system access and change management for claims operations.

(d)	Other
      Our internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information
      We have an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC). Unless either party gives the other a written notice of non-renewal six months in advance, the risk-sharing arrangement with CCHCN and CCPN would automatically be extended for a one-year period commencing on August 31, 2005. On February 25, 2005, we received a written notice of non-renewal from CCHCN and CCPN; therefore this contract will terminate on August 31, 2005. It is our intent to enter into a new contract with CCPN, CCMC and CCPN physicians individually. However, there can be no assurance that our contracting efforts will be successful or that the terms of any new contract will be as favorable as the current risk-sharing arrangement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and “Risk Factors — We have a significant relationship with Cook Children’s Physician Network in Fort Worth, Texas. Any material modification or discontinuation of this relationship could negatively affect our results of operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
AMERIGROUP Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that AMERIGROUP Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMERIGROUP Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of AMERIGROUP Corporation’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that AMERIGROUP Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, AMERIGROUP Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated income statements and statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated February 25, 2005, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG, LLP
February 25, 2005
Norfolk, Virginia

PART III.

Item 10.	Directors and Executive Officers of the Company
      The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on Wednesday, May 11, 2005. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2004.
      The information regarding Executive Officers is contained in Part I of this Report under the caption “Executive Officers of the Company.”
      The information regarding directors is incorporated herein by reference from the section entitled
“PROPOSAL #1: ELECTION OF DIRECTORS” in the Proxy Statement.
      The information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from the section entitled “Corporate Governance” in the Proxy Statement.

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
PART IV.

Item 15.	Exhibits and Financial Statement Schedules
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
      (a)(2) Financial Statement Schedules.
      The following financial statement schedule is filed: Schedule of Valuation and Qualifying Accounts

      (b) Exhibits.
      The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
10	.6.7	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated January 1, 2005 (incorporated by reference to exhibit 10.6 to our Registration Statement on Form S-3 (no. 333-108831), filed on October 9, 2003).
10	.6.8	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated January 1, 2005 (incorporated by reference to exhibit 10.6 to our Registration Statement on Form S-3 (no. 333-108831), filed on October 9, 2003).
10	.7.1	Amended and Restated Credit Agreement, among AMERIGROUP Corporation, the Guarantors, Lenders, and Arrangers, named therein, dated October 22, 2003 (incorporated by reference to exhibit 10.17.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 5, 2003).
10	.7.2	Amended and Restated Security Agreement, between Grantors of Bank of America, N.A. dated, October 22, 2003 (incorporated by reference to exhibit 10.17.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 5, 2003).
10	.7.3	Amended and Restated Pledge Agreement between AMERIGROUP Corporation and Bank of America, N.A., dated October 22, 2003 (incorporated by reference to exhibit 10.17.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 5, 2003).
10	.7.4	Amended and Restated Pledge Agreement (New Jersey) between AMERIGROUP Corporation and Bank of America, N.A., dated October 22, 2003 (incorporated by reference to exhibit 10.17.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 5, 2003).
10.10		Form 1994 Stock Plan of the Company (incorporated by reference to exhibit 10.10 to our Registration Statement on Form S-1 (No. 333-37410)).
10.11		Form 2000 Equity Incentive Plan (incorporated by reference to exhibit 10.11 to our Registration Statement on Form S-1 (No. 333-37410)).
10.14		Definitive Agreement dated October 26, 2004, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2004).
10.15		AMERIGROUP Corporation announces the appointment of E. Paul Dunn, Jr. as their new Executive Vice President and Chief Financial Officer effective November 8, 2004 (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2004).
10.16		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).
10.17		Form of Employee Noncompete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on February 23, 2005).
10.18		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report of Form 8-K, filed on January 27, 2005).

Exhibit
Number		Description

10.19		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.3.1 to our Current Report on Form 8-K filed on February 8, 2005).
10.20		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on January 27, 2005).
10.21		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on February 15, 2005).
10	.25.2	Amendment No. 2, dated November 19, 2004, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and Physicians Healthcare Plans, Inc. (AHCA Contract No. FA523) (incorporated by reference to exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 5, 2004).
10.45		Form 2003 Equity Incentive Plan of the Company (incorporated by reference to exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 11, 2003).
10.46		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).
10.47		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).
10.48		Form of Separation Agreement between AMERIGROUP Corporation and Lorenzo Childress, Jr., M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 4, 2005).
10.49		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.50		Form of 2005 Non-Employee Directors Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed March 4, 2005).
21.1		List of Subsidiaries
23.1		Consent of KPMG, LLP, Independent Registered Public Accounting Firm, with respect to financial statements of the registrant.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 8, 2005.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 8, 2005.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated March 8, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia, on March 8, 2005.

AMERIGROUP Corporation

By:	/s/ E. Paul Dunn, Jr.

Name: E. Paul Dunn, Jr.
Title: Executive Vice President and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey L. McWaters Jeffrey L. McWaters	Chairman and Chief Executive Officer	March 8, 2005

/s/ E. Paul Dunn, Jr. E. Paul Dunn, Jr.	Chief Financial Officer and Executive Vice President	March 8, 2005

/s/ Kathleen K. Toth Kathleen K. Toth	Chief Accounting Officer and Executive Vice President	March 8, 2005

/s/ Thomas E. Capps Thomas E. Capps	Director	March 8, 2005

/s/ Jeffrey B. Child Jeffrey B. Child	Director	March 8, 2005

/s/ William J. McBride William J. McBride	Director	March 8, 2005

/s/ Uwe E. Reinhardt, Ph.D. Uwe E. Reinhardt, Ph.D.	Director	March 8, 2005

/s/ Richard D. Shirk Richard D. Shirk	Director	March 8, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
10	.6.7	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated January 1, 2005 (incorporated by reference to exhibit 10.6 to our Registration Statement on Form S-3 (no. 333-108831), filed on October 9, 2003).
10	.6.8	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated January 1, 2005 (incorporated by reference to exhibit 10.6 to our Registration Statement on Form S-3 (no. 333-108831), filed on October 9, 2003).
10	.7.1	Amended and Restated Credit Agreement, among AMERIGROUP Corporation, the Guarantors, Lenders, and Arrangers, named therein, dated October 22, 2003 (incorporated by reference to exhibit 10.17.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 5, 2003).
10	.7.2	Amended and Restated Security Agreement, between Grantors of Bank of America, N.A. dated, October 22, 2003 (incorporated by reference to exhibit 10.17.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 5, 2003).
10	.7.3	Amended and Restated Pledge Agreement between AMERIGROUP Corporation and Bank of America, N.A., dated October 22, 2003 (incorporated by reference to exhibit 10.17.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 5, 2003).
10	.7.4	Amended and Restated Pledge Agreement (New Jersey) between AMERIGROUP Corporation and Bank of America, N.A., dated October 22, 2003 (incorporated by reference to exhibit 10.17.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 5, 2003).
10.10		Form 1994 Stock Plan of the Company (incorporated by reference to exhibit 10.10 to our Registration Statement on Form S-1 (No. 333-37410)).
10.11		Form 2000 Equity Incentive Plan (incorporated by reference to exhibit 10.11 to our Registration Statement on Form S-1 (No. 333-37410)).
10.14		Definitive Agreement dated October 26, 2004, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2004).
10.15		AMERIGROUP Corporation announces the appointment of E. Paul Dunn, Jr. as their new Executive Vice President and Chief Financial Officer effective November 8, 2004 (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2004).
10.16		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).
10.17		Form of Employee Noncompete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on February 23, 2005).
10.18		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report of Form 8-K, filed on January 27, 2005).
10.19		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.3.1 to our Current Report on Form 8-K filed on February 8, 2005).
10.20		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on January 27, 2005).

Exhibit
Number		Description

10.21		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on February 15, 2005).
10	.25.2	Amendment No. 2, dated November 19, 2004, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and Physicians Healthcare Plans, Inc. (AHCA Contract No. FA523) (incorporated by reference to exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 5, 2004).
10.45		Form 2003 Equity Incentive Plan of the Company (incorporated by reference to exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 11, 2003).
10.46		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).
10.47		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).
10.48		Form of Separation Agreement between AMERIGROUP Corporation and Lorenzo Childress, Jr., M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 4, 2005).
10.49		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.50		Form of 2005 Non-Employee Directors Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed March 4, 2005).
21.1		List of Subsidiaries
23.1		Consent of KPMG, LLP, Independent Registered Public Accounting Firm, with respect to financial statements of the registrant.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 8, 2005.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 8, 2005.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated March 8, 2005.