Form 10-Q
period 2005-03-31
AMERIGROUP CORP
filed 2005-05-06
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-31574

AMERIGROUP Corporation
(Exact name of registrants as specified in its charter)

Delaware	54-1739323
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4425 Corporation Lane, Virginia Beach, VA (Address of principal executive offices)	23462 (Zip Code)
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
      As of May 2, 2005, there were 51,160,228 shares outstanding of AMERIGROUP’s common stock, par value $0.01.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements
AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$289,567	$227,130
Short-term investments	48,178	176,364
Premium receivables	39,347	44,081
Deferred income taxes	12,264	11,019
Prepaid expenses and other current assets	20,755	18,737

Total current assets	410,111	477,331
Long-term investments	213,391	208,565
Investments on deposit for licensure	51,988	38,365
Property and equipment, net	35,814	34,030
Software, net	18,881	16,268
Other long-term assets	5,443	4,909
Goodwill and other intangible assets, net	252,051	140,382

	$987,679	$919,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$254,304	$241,253
Accounts payable	4,594	4,826
Unearned revenue	62,431	34,228
Accrued payroll and related liabilities	18,247	18,606
Accrued expenses and other current liabilities	25,599	35,068
Current portion of capital lease obligations	2,824	3,168

Total current liabilities	367,999	337,149
Capital lease obligations, less current portion	2,383	2,878
Deferred income taxes and other long-term liabilities	16,085	11,111

Total liabilities	386,467	351,138

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 51,158,829 and 50,529,724 at March 31, 2005 and December 31, 2004, respectively	512	505
Additional paid-in capital	364,533	352,417
Retained earnings	236,167	215,790

Total stockholders’ equity	601,212	568,712

	$987,679	$919,850

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Income Statements

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands, except for
	per share data)
Revenues:
Premium	$553,888	$422,335
Investment income and other	3,624	1,960

Total revenues	557,512	424,295

Expenses:
Health benefits	454,404	342,247
Selling, general and administrative	62,041	45,487
Depreciation and amortization	7,091	5,624
Interest	160	181

Total expenses	523,696	393,539

Income before income taxes	33,816	30,756
Income tax expense	13,373	12,318

Net income	$20,443	$18,438

Net income per share:
Basic net income per share	$0.40	$0.38

Weighted average number of common shares outstanding	50,737,252	49,124,828

Diluted net income per share	$0.39	$0.36

Weighted average number of common shares and dilutive potential common shares outstanding	52,961,652	51,258,930

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Statements Of Cash Flows

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$20,443	$18,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,091	5,624
Loss on disposal or abandonment of property, equipment and software	—	1,112
Deferred tax (benefit) expense	(1,480)	931
Amortization of deferred compensation	—	57
Tax benefit related to exercise of stock options	6,210	2,397
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	10,561	3,843
Prepaid expenses and other current assets	1,118	122
Other assets	(608)	(816)
Claims payable	(14,373)	592
Accounts payable, accrued expenses and other, net	(12,666)	(4,984)
Unearned revenue	28,110	(27,575)
Other long-term liabilities	(723)	338

Net cash provided by operating activities	43,683	79

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	795,775	911,771
Purchase of available for sale investments	(669,275)	(977,250)
Proceeds from redemption of held-to-maturity securities	23,500	109,978
Purchase of held-to-maturity investments	(26,706)	(51,781)
Purchase of property and equipment and software	(4,894)	(3,999)
Proceeds from redemption of investments on deposit for licensure	7,844	30,083
Purchase of investments on deposit for licensure	(13,440)	(30,194)
Acquisition, net of cash acquired	(99,030)	—
Purchase price adjustment received	—	48

Net cash provided by (used in) investing activities	13,774	(11,344)

Cash flows from financing activities:
Net decrease in bank overdrafts	—	(3,876)
Payment of capital lease obligations	(933)	(1,131)
Proceeds from exercise of common stock options and employee stock purchases	5,913	4,454

Net cash provided by (used in) financing activities	4,980	(553)

Net increase (decrease) in cash and cash equivalents	62,437	(11,818)
Cash and cash equivalents at beginning of period	227,130	84,030

Cash and cash equivalents at end of period	$289,567	$72,212

Supplemental disclosures of cash flow information:
Cash paid for interest	$164	$92

Cash paid for income taxes	$1,255	$2,591

      On January 1, 2005, we completed our acquisition of CarePlus, LLC, which operates as CarePlus Health Plan (CarePlus). The following summarizes cash paid for this acquisition:

Assets acquired, including cash of $27,755	$163,869
Liabilities assumed	37,084

Net assets acquired	$126,785

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements
(Dollars in thousands, except for per share data)
      1. The accompanying condensed consolidated financial statements as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2005 and operating results for the interim periods. The December 31, 2004 balance sheet information was derived from the audited consolidated financial statements as of that date.
      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 9, 2005. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.
      Certain 2004 amounts have been reclassified to conform to the current period financial statement presentation.
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

	Three Months Ended
	March 31,

	2005	2004

Basic net income per share:
Net income	$20,443	$18,438

Weighted average number of common shares outstanding	50,737,252	49,124,828

Basic net income per share	$0.40	$0.38

Diluted net income per share:
Net income	$20,443	$18,438

Weighted average number of common shares outstanding	50,737,252	49,124,828
Dilutive effect of stock options (as determined by applying the treasury stock method)	2,224,400	2,134,102

Weighted average number of common shares and dilutive potential common shares outstanding	52,961,652	51,258,930

Diluted net income per share	$0.39	$0.36

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
      3. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), we have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock. In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148), was issued which requires that we illustrate the effect on net income and net income per share as if we had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements. The following table illustrates the effect on net income and earnings per share as if the Company had applied fair value recognition.

	Three Months Ended
	March 31,

	2005	2004

Net income:
Reported net income	$20,443	$18,438
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,231	2,104

Proforma net income	$16,212	$16,334

Basic net income per share:
Reported basic net income per share	$0.40	$0.38
Proforma basic net income per share	0.32	0.33
Diluted net income per share:
Reported diluted net income per share	$0.39	$0.36
Proforma diluted net income per share	0.31	0.33
      As of March 31, 2005, we had 5,670,158 options outstanding with a weighted average exercise price of $22.61. For the three months ended March 31, 2005, we granted 1,556,748 options with a weighted average exercise price of $41.60.
      The fair value of each 2005 option grant is estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.26%, expected life of 6.20 years and volatility of 26.96%.
      4. Effective January 1, 2005, we completed our stock acquisition of CarePlus, LLC (CarePlus), in New York City, New York for $126,785 in cash, including acquisition costs, pursuant to the terms of the merger agreement entered into on October 26, 2004. Additional consideration may be paid contingent upon the achievement of specific criteria during 2005 and 2006 as follows: $4,000 in the event CarePlus receives approval from and a contract with the State of New York to conduct a long-term care business in the State of New York and enrolls membership in the business by January 1, 2007; up to $10,000 if CarePlus meets certain earnings thresholds during the twelve months ended December 31, 2005; and a multiple of revenues realized for the month ended December 31, 2004 in excess of a contractually agreed target, currently under review. If the criteria are met and additional payments become due, they will be accounted for as an additional cost of the acquisition. Beginning January 1, 2005, the results of operations of CarePlus have been included in the accompanying Condensed Consolidated Income Statements.
      CarePlus served approximately 115,000 New York State Medicaid, Child Health Plus and Family Health Plus members in New York City (Brooklyn, Manhattan, Queens and Staten Island) and Putman County at December 31, 2004 providing us with an entry into the New York market. CarePlus is also authorized to offer

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
a managed long-term care program in New York City subject to final regulatory approval and other considerations.
      This acquisition was accounted for under the purchase method of accounting and was funded with unregulated cash. Goodwill and other intangibles total $114,164 which includes $13,980 of specifically identifiable intangibles allocated to the rights to membership, the provider network, non-compete agreements and trademarks. Intangible assets related to the rights to membership are being amortized based on the timing of the related cash flows with an expected amortization of ten years. Intangible assets related to the provider network are being amortized over ten years on a straight-line basis. Intangible assets related to the trademarks and non-compete agreements are being amortized over 12 to 36 months on a straight-line basis. The merger agreement provides for purchase price adjustments related to the future settlement of certain purchased liabilities. Additionally, as acquisition was recently consummated, we have not yet finalized our fair value analysis. Therefore, the allocation of the purchase price is subject to adjustment.
      The following table summarizes the fair values of the assets acquired and liabilities assumed of CarePlus at the date of the acquisition.

Cash and cash equivalents	$27,755
Investments on deposit for licensure	8,027
Goodwill and other intangible assets	114,164
Property and equipment	3,941
Other assets	9,982

Total assets acquired	163,869

Claims payable	27,424
Other liabilities	9,660

Total liabilities assumed	37,084

Net assets acquired	$126,785

      The following table summarizes intangible assets resulting from the CarePlus transaction:

		Amortization
		Period

Membership rights and provider network	$12,900	10 years
Non-compete agreement and trademarks	1,080	1 - 3 years

	$13,980

      The following is the proforma results of operations for the year ended December 31, 2004 as if the acquisition had been completed on January 1, 2004:

Total revenue	$2,017,349

Health benefits	1,608,656
Selling, general and administrative	230,543
Deprecation and amortization	28,734

Income before income taxes	149,416
Provision for income taxes	59,093

Net income	$90,323

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
      5. In April 2004, the Maryland Legislature enacted a budget for the 2005 fiscal year beginning July 1, 2004 that included a provision to reduce the premium paid to managed care organizations (MCOs) that did not meet certain HEDIS scores and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. In May 2004, the Maryland Secretary of Health and Mental Hygiene, in consultation with Maryland’s legislative leadership, determined our premium recoupment to be $846. A liability for the recoupment was recorded with a corresponding charge to premium revenue during the year ended December 31, 2004. Additionally, the Legislature directed that the Department of Health and Mental Hygiene complete a study by September 2004 on the relevance of the medical loss ratio threshold as an indicator of quality. The results of this study, which were released in October 2004, did not directly address what would happen in the future if an MCO reported a medical loss ratio below 84%. As a result, we believed the Maryland Legislature could enact similar legislation in 2005 as part of its fiscal year 2006 budget, requiring premium recoupment. Accordingly, we recorded a reduction in premium of $6,100 in our financial statements during the year ended December 31, 2004, which was our best estimate of the possible outcome of this issue.
      The Maryland Legislative Session ended on April 11, 2005 and it addressed the medical loss ratio assessment in the following manner. First, no budget action was taken to recoup premium relating to 2003 as it did in the 2004 legislative session. Second, the Legislature amended the existing statute to clarify the process and required that regulations be promulgated by the Department of Health and Mental Hygiene before an action could be taken to recoup premium based upon an MCO’s medical loss ratio. Based on this information, we reversed the reduction in premium that was previously recorded resulting in $6,100 of additional premium revenue in the three months ended March 31, 2005.
      6. In 2002, Cleveland A. Tyson, a former employee of AMERIGROUP Illinois, Inc., filed a federal Qui Tam or whistleblower action against our Illinois subsidiary. The complaint is captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program. The United States has not sought to intervene in the case. Mr. Tyson’s amended complaint was unsealed and served on AMERIGROUP Illinois, Inc. in June 2003. Therein, Mr. Tyson alleges that AMERIGROUP Illinois, Inc. maintained a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other Medicaid recipients with special needs. In his suit, Mr. Tyson seeks an unspecified amount of damages and statutory penalties of no less than $5 and no more than $11 per violation. Mr. Tyson’s complaint does not specify the number of alleged violations. The court denied AMERIGROUP Illinois, Inc.’s motion to dismiss on September 26, 2004. AMERIGROUP Illinois, Inc. filed a motion for summary judgment in December 2004 and it is pending before the court. On February 15, 2005, we received a motion filed by the State of Illinois on February 10, 2005, seeking court approval to intervene. On March 2, 2005, the court granted the State’s motion to intervene. On March 3, 2005, AMERIGROUP Illinois, Inc. filed a motion to dismiss for lack of subject matter jurisdiction, based upon a recent opinion of the United States Court of Appeals for the District of Columbia Circuit. That motion is pending disposition by the court. On March 3, 2005, the Office of the Attorney General of the State of Illinois issued a subpoena to AMERIGROUP Corporation as part of an investigation pursuant to the Illinois Whistleblower Reward and Protection Act to determine whether a violation of the Act has occurred. AMERIGROUP Corporation has filed a motion objecting to the subpoena on the grounds, among other things, that the subpoena is duplicative of one previously served on AMERIGROUP Corporation in the federal court Tyson litigation with which AMERIGROUP Corporation is complying.
      At this time, discovery is ongoing and no trial date has been set. Although it is possible that the outcome of this case will not be favorable to us, no range of liability can be estimated. Accordingly, we have not recorded any liability at March 31, 2005. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
      7. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123(R)), Shared-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25, SFAS 148 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative.
      SFAS No. 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on January 1, 2006.
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

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of proforma disclosures.
      We are in the process of evaluating these methods.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the fair value method of SFAS No. 123(R) will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of proforma net income and earnings per share in Note 2. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $6,210 and $2,397 for the three months ended March 31, 2005 and 2004, respectively.
      8. The differences between net income and total comprehensive income resulted from changes in unrealized gains and losses on investments available-for-sale, as follows:

	Three Months Ended
	March 31,

	2005	2004

Net income	$20,443	$18,438
Changes in unrealized loss on investments, net of tax	(66)	—

Total comprehensive income	$20,377	$18,438

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	national, state and local economic conditions, including their effect on the rate increase process, timing of payments, and the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations and their effect on certain of our unit costs and our ability to manage our medical costs;

•	changes in Medicaid payment levels and methodologies and the application of such methodologies by the Federal and state governments;

•	liabilities and other claims asserted against us;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels;

•	demographic changes; and

•	terrorism.
      Investors should also refer to our Annual Report on Form 10-K for the fiscal period ended December 31, 2004 filed with the Securities and Exchange Commission on March 9, 2005 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and therefore caution investors not to place undue reliance on them.

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
      In our first quarter ended March 31, 2005, we increased our total revenues by 31.4% over the same period in 2004. Total membership increased 180,000, or 20.8%, to 1,047,000 as of March 31, 2005, from 867,000 as of March 31, 2004. Our revenue growth was due to a number of factors including:

•	Organic growth — Our same-store premium revenues for the three months ended March 31, 2005, increased 17.8% over the same period in 2004 from membership increases in existing service areas and new markets and premium rate increases received after March 31, 2004 to date. The reversal of an estimated Maryland premium recoupment previously recorded accounted for 1.4% of the increase in our same-store premium revenue.

•	Growth through acquisitions — Effective January 1, 2005, we completed our stock acquisition of CarePlus in New York City, New York, pursuant to the terms of the merger agreement. CarePlus services approximately 115,000 members covered by New York State’s Medicaid, Child Health Plus and Family Health Plus programs. CarePlus’ service areas include New York City (Brooklyn, Manhattan, Queens and Staten Island) and Putnam County, New York. CarePlus accounted for 42.8% of the premium revenue increase in the first quarter of 2005 over the first quarter of 2004.
      For the three months ended March 31, 2005, our health benefits ratio (HBR) was 82.0% versus 81.0% in the same period of the prior year. The HBR increase is driven primarily by a higher incidence of flu in the first quarter of 2005 compared to the first quarter of 2004.
      Selling, general and administrative expenses (SG&A) were 11.1% of total revenues for the three months ended March 31, 2005 compared to 10.7% in the same period of the prior year. Our SG&A ratio increased due to the effect of increases related to the CarePlus acquisition and premium taxes.
      Cash and investments totaled $603.1 million at March 31, 2005. A significant portion of this cash is regulated by state capital requirements. However, $168.1 million of our cash and investments was unregulated and held at the parent level.
      We expect acquisitions to continue to be an important part of our growth strategy. As of March 31, 2005, over 48% of our current membership has resulted from ten acquisitions. We are currently evaluating potential acquisition opportunities. We are also focused on growth opportunities in new markets and new products.
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
      We have an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC), that covers an estimated 129,000 AMERICAID members in Fort Worth, Texas. Of these members, approximately 110,000, or 85%, are children under the age of 15 who may utilize services of either CCPN or CCMC. Of this subset, approximately 23,000 are signed up with primary care physicians who are either employees of CCPN or exclusively contracted with CCPN. On February 25, 2005, we received a written notice from CCHCN and CCPN that the risk sharing agreement would not be extended beyond its termination date of August 31, 2005. We believe that the notice of termination was given by CCHCN and CCPN in order to give them greater flexibility depending upon the outcome of the awards under the RFP.
      It is our intent to enter into a new contract with CCPN, CCMC and the CCPN physicians individually. However, there is no assurance that our contracting effort will be successful. In the event another Health Maintenance Organization (HMO) is awarded a contract in Fort Worth, CCPN may choose to contract with it, either on an exclusive or non-exclusive basis resulting in a possible loss of membership. We believe that CCHCN has filed a bid to contract with the State of Texas to provide Medicaid services in Fort Worth. In addition, if we are successful in re-contracting with CCHCN and/or CCPN the terms of any new contract may not be as favorable as the current risk-sharing arrangement. Therefore, our results from operations could be harmed.
      In April 2004, the Maryland Legislature enacted a budget for the 2005 fiscal year beginning July 1, 2004 that included a provision to reduce the premium paid to managed care organizations (MCOs) that did not meet certain HEDIS scores and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. In May 2004, the Maryland Secretary of Health and Mental Hygiene, in consultation with Maryland’s legislative leadership, determined our premium recoupment to be $846,000. A liability for the recoupment was recorded with a corresponding charge to premium revenue during the year ended December 31, 2004. Additionally, the Legislature directed that the Department of Health and Mental Hygiene complete a study by September 2004 on the relevance of the medical loss ratio threshold as an indicator of quality. The results of this study, which were released in October 2004, did not directly address what would happen in the future if an MCO reported a medical loss ratio below 84%. As a result, we believed the Maryland Legislature could enact similar legislation in 2005 as part of its fiscal year 2006 budget, requiring premium recoupment. Accordingly, we recorded a reduction in premium in our financial statements during the year ended December 31, 2004, which was our best estimate of the possible outcome of this issue.
      The Maryland Legislative Session ended on April 11, 2005 and it addressed the medical loss ratio assessment in the following manner. First, no budget action was taken to recoup premium relating to 2003 as it did in the 2004 legislative session. Second, the Legislature amended the existing statute to clarify the process and required that regulations be promulgated by the Department of Health and Mental Hygiene before an action could be taken to recoup premium based upon an MCO’s medical loss ratio. Based on this information, we reversed the reduction in premium that was previously recorded resulting in $6.1 million of additional premium revenue in the three months ended March 31, 2005.
      The following table sets forth the approximate number of our members we served in each state for the dates presented.

	March 31,

	2005	2004

Texas	392,000	340,000
Florida	219,000	232,000
Maryland	131,000	124,000
New York	119,000	—
New Jersey	107,000	101,000
District of Columbia	41,000	37,000
Chicago	38,000	33,000

Total	1,047,000	867,000

Percentage growth from March 31, 2004 to March 31, 2005	20.8%

      The following table sets forth the approximate number of our members in each of our products on the dates presented.

	March 31,

Product	2005	2004

AMERICAID (Medicaid — TANF)	735,000	589,000
AMERIKIDS (SCHIP)	194,000	189,000
AMERIPLUS (Medicaid — SSI)	82,000	74,000
AMERIFAM (FamilyCare)	36,000	15,000

Total	1,047,000	867,000

      As of March 31, 2005, we served approximately 1,047,000 members, which reflects an increase of 180,000 members compared to March 31, 2004. The CarePlus acquisition effective January 1, 2005, added the New York market with 119,000 members as of March 31, 2005. The remaining same-store growth occurred in all of our markets, except Florida, due to new product offerings, new geographies, successful direct marketing initiatives, as well as competitors leaving the market. The Florida market decrease of 13,000 members is primarily a decrease in the SCHIP program, Florida Healthy Kids. This decrease is a direct result of changes made by the State of Florida during 2004 from a monthly enrollment to a semi-annual enrollment process and in the eligibility re-determination process, both of which have negatively impacted the statewide membership in the Florida Healthy Kids program. The Florida Legislature has passed legislation to change back the enrollment period from semi-annual to monthly which is pending the governor’s signature.
      On a sequential quarter basis, same-store membership grew by 10,000 members offset by a loss of 14,000 members primarily due to enrollment difficulties in the Florida Healthy Kids program as noted above as well as Medicaid eligibility processing issues in Texas. Texas statewide membership decreased due to a temporary interruption in the State’s ability to process new Medicaid applications. This interruption is a result of the State’s decision to outsource the eligibility determination process in 2005 causing employee turnover. The transition to the State’s outsourcing contract is expected to be completed in 2005. We can give no assurances that either the Florida legislative changes or the completion of the Texas eligibility outsourcing will have a positive impact on our membership growth.
Results of Operations
      The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three Months
	Ended March 31,

	2005	2004

Premium revenue	99.3%	99.5%
Investment income and other	0.7	0.5

Total revenues	100.0%	100.0%

Health benefits(1)	82.0%	81.0%
Selling, general and administrative expenses	11.1%	10.7%
Income before income taxes	6.1%	7.2%
Net income	3.7%	4.3%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three Month Period Ended March 31, 2005 Compared to Three Month Period Ended March 31, 2004

Revenues
      Premium revenue for the three months ended March 31, 2005 increased $131.6 million, or 31.2%, to $553.9 million from $422.3 million for the three months ended March 31, 2004. The increase was due to the CarePlus acquisition, internal growth in overall membership, premium rate increases and the reversal of the estimated Maryland premium recoupment previously recorded of $6.1 million. Total membership increased by 180,000, or 20.8%, to 1,047,000 as of March 31, 2005, from 867,000 as of March 31, 2004.
      Investment income and other increased $1.6 million to $3.6 million for the three months ended March 31, 2005 from $2.0 million for the three months ended March 31, 2004. The increase in investment income and other was due to favorable interest rates over the prior year.

Health benefits
      Expenses relating to health benefits for the three months ended March 31, 2005 increased $112.2 million, or 32.8%, to $454.4 million from $342.2 million for the three months ended March 31, 2004. This increase was primarily due to an increase in membership due to a combination of same-store growth as well as the CarePlus acquisition. Our HBR was 82.0% for the three months ended March 31, 2005, compared to 81.0% for the same period of the prior year. The increase in our HBR was due primarily to a higher incidence of flu seasonality reflected in pharmacy and physician services as well as less favorable prior period development in the comparative quarter offset by the resolution of the Maryland premium recoupment described above under the heading “— Overview.”

Selling, general and administrative expenses
      Our SG&A to total revenue ratio was 11.1% and 10.7% for the three months ended March 31, 2005 and 2004, respectively. SG&A for the three months ended March 31, 2005 increased $16.5 million, or 36.3%, to $62.0 million from $45.5 million for the three months ended March 31, 2004. The increase in the SG&A ratio for the first three months of 2005 compared to the same period in 2004 is primarily a result of the CarePlus acquisition and an increase in the premium tax effect on the SG&A ratio offset by the benefit of the Maryland premium recoupment and improved efficiencies in SG&A.

Interest expense
      Interest expense was $0.2 million for each of the three months ended March 31, 2005 and 2004.

Provision for income taxes
      Income tax expense for the three months ended March 31, 2005 was $13.4 million with an effective tax rate of 39.5% compared to $12.3 million for the three months ended March 31, 2004 with an effective tax rate of 40.1%. The decrease in the effective tax rate for the period is primarily due to a decrease in non-deductible expenses.

Liquidity and capital resources
      Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flows from operations and borrowings under our Amended and Restated Credit Agreement (Credit Agreement). As of March 31, 2005, we had cash and cash equivalents of $289.5 million, short and long-term investments of $261.6 million and restricted investments on deposit for licensure of $52.0 million. A significant portion of this cash and investments is regulated by state capital requirements. Unregulated cash and investments as of March 31, 2005 were approximately $168.1 million. As of March 31, 2005, there were no borrowings outstanding under our $95.0 million Credit Agreement.
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
      We are currently in the process of amending our Credit Agreement (the “Amended Credit Agreement”), to, among other things, increase commitments to $150.0 million and extend the term for an additional five years from the date of the amendment. We anticipate that the Amended Credit Agreement will be effective during the second quarter of 2005.
      Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of March 31, 2005, our subsidiaries were in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements for the next 12 months.
      On March 11, 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of up to $400.0 million of securities including common stock, preferred stock depositary shares debt securities, warrants, stock purchase contracts and stock purchase units. No securities have been issued under the shelf registration. Upon effectiveness of the shelf registration, we may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.
      Effective January 1, 2005, we completed our stock acquisition of CarePlus in New York City, pursuant to the terms of the merger agreement entered into on October 26, 2004 for $126.8 million in cash, including acquisition costs. This acquisition was accounted for under the purchase method of accounting and was funded with unregulated cash. Goodwill and other intangibles total $114.2 million which includes $14.0 million of specifically identifiable intangibles allocated to the rights to membership, the provider network, non-compete agreements and trademarks.
      Cash provided by operating activities was $43.7 million for the three months ended March 31, 2005, compared to $0.1 million for the three months ended March 31, 2004. The increase in cash from operations of $43.6 million was primarily due to the following:
      Increases in cash flows due to:

•	an increase in net income of $2.0 million;

•	an increase in the change in premium receivables of $6.7 million primarily due to an increase in the rate of payment from a 60 day lag to a 30 day lag in one of the states in which we do business; and

•	an increase in the change of unearned revenue of $55.7 million due to the timing of premium receipts in one of our states;
      Offset by decreases in cash flows due to:

•	a decrease in the change in claims payable of $15.0 million primarily due to increased claims payments that resulted from claim systems improvements in the first quarter of 2005; and

•	a decrease in the change in accounts payable, accrued expenses and other liabilities of $7.7 million primarily as a result of the decrease in the contingent liability accrued for the Maryland market.
      For the three months ended March 31, 2005, cash provided by investing activities was $13.8 million and cash used in investing activities was $11.3 million for the three months ended March 31, 2004. The increase in cash provided by investing activities related primarily to an increase in net investment proceeds in excess of purchases of $125.1 million offset by the purchase of CarePlus net of the cash acquired of $99.0 million. We currently anticipate total capital expenditures of approximately $26.0 to $28.0 million in 2005.
      Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of March 31, 2005, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is slightly under nine months. We utilize investment vehicles such as commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted average taxable equivalent yield on consolidated investments as of March 31, 2005 was approximately 2.41%.
      Cash provided by financing activities was $5.0 million for the three months ended March 31, 2005 compared to cash used in financing activities of $0.6 million for the three months ended March 31, 2004. The increase primarily related to a reduction in bank overdrafts and an increase in proceeds from the exercise of employee stock options.
      We believe that existing cash and investment balances, internally generated funds and available funds under our credit facility will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months.
Regulatory Capital and Dividend Restrictions
      Our operations are conducted through our wholly-owned subsidiaries, which include HMOs and one managed care organization (MCO). HMOs and MCOs are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, state regulatory agencies may require individual HMOs to maintain statutory capital levels higher than the state regulations. We believe our subsidiaries are in compliance with all minimum statutory capital requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      As of March 31, 2005 we had short-term investments of $48.2 million, long-term investments of $213.4 million and investments on deposit for licensure of $52.0 million. These investments consist primarily of investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would expect any decrease in the value of these investments resulting from any decrease in changes in market interest rates to be temporary. As of March 31, 2005, a hypothetical 1% change in interest rates would result in an approximate $3.1 million change in our annual investment income.

Item 4.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      (b) Changes in Internal Controls over Financial Reporting. During the first quarter of 2005, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings
      In 2002, Cleveland A. Tyson, a former employee of AMERIGROUP Illinois, Inc., filed a federal Qui Tam or whistleblower action against our Illinois subsidiary. The complaint is captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that Amerigroup Illinois, Inc. submitted false claims under the Medicaid program. The United States has not sought to intervene in the case. Mr. Tyson’s amended complaint was unsealed and served on AMERIGROUP Illinois, Inc. in June 2003. Therein, Mr. Tyson alleges that AMERIGROUP Illinois, Inc. maintained a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other Medicaid recipients with special needs. In his suit, Mr. Tyson seeks an unspecified amount of damages and statutory penalties of no less than $5,000 and no more than $11,000 per violation. Mr. Tyson’s complaint does not specify the number of alleged violations. The court denied AMERIGROUP Illinois, Inc.’s motion to dismiss on September 26, 2004. AMERIGROUP Illinois, Inc. filed a motion for summary judgment in December 2004 and it is pending before the court. On February 15, 2005, we received the motion filed by the State of Illinois on February 10, 2005, seeking court approval to intervene. On March 2, 2005, the court granted the State’s motion to intervene. On March 3, 2005, AMERIGROUP Illinois, Inc. filed a motion to dismiss for lack of subject matter jurisdiction, based upon a recent opinion of the United States Court of Appeals for the District of Columbia Circuit. That motion is pending disposition by the court. On March 3, 2005, the Office of the Attorney General of the State of Illinois issued a subpoena to AMERIGROUP Corporation as part of an investigation pursuant to the Illinois Whistleblower Reward and Protection Act to determine whether a violation of the Act has occurred. AMERIGROUP Corporation has filed a motion objecting to the subpoena on the grounds, among other things, that the subpoena is duplicative of one previously served on AMERIGROUP Corporation in the federal court Tyson litigation with which AMERIGROUP Corporation is complying.
      At this time, discovery is ongoing and no trial date has been set. Although it is possible that the outcome of this case will not be favorable to us, no range of liability can be estimated. Accordingly, we have not recorded any liability at March 31, 2005. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.
      We are from time-to-time the subject of, or involved in, other legal proceedings including claims for reimbursement by providers. We believe that any liability or loss resulting from such other legal matters will not have a material adverse effect on our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).

3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).

4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).

4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-347410)).

10	.22.7	Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to Exhibit 10.22.7 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.23.3	Amendment No. 13, dated August 31, 2004, to the September 1, 2002 Contract for Services between the Health and Human Services and AMERIGROUP Texas, Inc. (Childrens Health Insurance Program Agreement (No. 52-00-139-M)) (incorporated by reference to Exhibit 10.23.3 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.25.3	Amendment No. 4, dated February 28, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.25.3 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.25.4	Amendment No. 5, dated March 31, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.25.4 to our Current Report on Form 8-K, filed on May 5, 2005).

10.45		Form 2003 Equity Incentive Plan of the Company (incorporated by reference to exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 11, 2003).

10.46		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).

10.47		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to Exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).

10.48		Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.48.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus L.L.C. (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005).

10.49		Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).

10.50		Family Health Plus Model Contract by and between New York State Department of Health and CarePlus LLC is effective for the period October 1, 2001 through September 30, 2003 (Contract No. C-017699) (incorporated by reference to Exhibit 10.50 to our Current Report on Form 8-K, filed on May 6, 2005).

10.51		Medicaid Managed Care Model Contract by and between the County of Putnam Department of Social Services and CarePlus Health Plan date October 1, 2004 (incorporated by reference to Exhibit 10.51 to our Current Report on Form 8-K, filed on May 6, 2005).

Exhibit
Number		Description

10	.51.1	Contract Amendment dated January 1, 2005, to the Medicaid Managed Care Model Contract by and between the County of Putnam Department of Social Services and Care Plus Health Plan (incorporated by reference to Exhibit 10.51.1 to our Current Report on Form 8-K, filed on May 6, 2005).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 6, 2005.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 6, 2005.

32.1		Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 6, 2005.

Signatures
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ Jeffrey L. McWaters

Jeffrey L. McWaters
Chairman and Chief Executive Officer
Date: May 6, 2005

By:	/s/ E. Paul Dunn, Jr.

E. Paul Dunn, Jr.
Executive Vice President,
Chief Financial Officer and Treasurer
Date: May 6, 2005

Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).

3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).

4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).

4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-347410)).

10	.22.7	Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to Exhibit 10.22.7 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.23.3	Amendment No. 13, dated August 31, 2004, to the September 1, 2002 Contract for Services between the Health and Human Services and AMERIGROUP Texas, Inc. (Childrens Health Insurance Program Agreement (No. 52-00-139-M)) (incorporated by reference to Exhibit 10.23.3 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.25.3	Amendment No. 4, dated February 28, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.25.3 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.25.4	Amendment No. 5, dated March 31, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.25.4 to our Current Report on Form 8-K, filed on May 5, 2005).

10.45		Form 2003 Equity Incentive Plan of the Company (incorporated by reference to exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 11, 2003).

10.46		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).

10.47		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to Exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).

10.48		Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.48.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus L.L.C. (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005).

10.49		Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).

10.50		Family Health Plus Model Contract by and between New York State Department of Health and CarePlus LLC is effective for the period October 1, 2001 through September 30, 2003 (Contract No. C-017699) (incorporated by reference to Exhibit 10.50 to our Current Report on Form 8-K, filed on May 6, 2005).

10.51		Medicaid Managed Care Model Contract by and between the County of Putnam Department of Social Services and CarePlus Health Plan date October 1, 2004 (incorporated by reference to Exhibit 10.51 to our Current Report on Form 8-K, filed on May 6, 2005).

Exhibit
Number		Description

10	.51.1	Contract Amendment dated January 1, 2005, to the Medicaid Managed Care Model Contract by and between the County of Putnam Department of Social Services and Care Plus Health Plan (incorporated by reference to Exhibit 10.51.1 to our Current Report on Form 8-K, filed on May 6, 2005).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 6, 2005.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 6, 2005.

32.1		Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 6, 2005.