Form 10-Q
period 2005-06-30
AMERIGROUP CORP
filed 2005-08-03
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
      As of July 31, 2005, there were 51,356,879 shares outstanding of AMERIGROUP’s common stock, par value $0.01.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements
AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$189,389	$227,130
Short-term investments	85,986	176,364
Premium receivables	70,376	44,081
Deferred income taxes	8,869	11,019
Prepaid expenses and other current assets	23,279	18,737

Total current assets	377,899	477,331
Long-term investments	204,163	208,565
Investments on deposit for licensure	55,030	38,365
Property and equipment, net	35,566	34,030
Software, net	21,121	16,268
Other long-term assets	10,135	4,909
Goodwill and other intangible assets, net	254,561	140,382

	$958,475	$919,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$261,147	$241,253
Accounts payable	4,078	4,826
Unearned revenue	6,899	34,228
Accrued payroll and related liabilities	18,301	19,833
Accrued expenses and other current liabilities	20,035	33,841
Current portion of capital lease obligations	2,346	3,168

Total current liabilities	312,806	337,149
Capital lease obligations, less current portion	1,941	2,878
Deferred income taxes and other long-term liabilities	16,485	11,111

Total liabilities	331,232	351,138

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 51,336,576 and 50,529,724 at June 30, 2005 and December 31, 2004, respectively	513	505
Additional paid-in capital	368,138	352,417
Retained earnings	258,592	215,790

Total stockholders’ equity	627,243	568,712

	$958,475	$919,850

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except for per share data)
Revenues:
Premium	$560,731	$435,918	$1,114,619	$858,253
Investment income and other	3,991	2,217	7,615	4,177

Total revenues	564,722	438,135	1,122,234	862,430

Expenses:
Health benefits	463,071	354,415	917,475	696,662
Selling, general and administrative	57,745	43,728	119,786	89,215
Depreciation and amortization	6,661	5,266	13,752	10,890
Interest	160	194	320	375

Total expenses	527,637	403,603	1,051,333	797,142

Income before income taxes	37,085	34,532	70,901	65,288
Income tax expense	14,537	13,686	27,910	26,004

Net income	$22,548	$20,846	$42,991	$39,284

Net income per share:
Basic net income per share	$0.44	$0.42	$0.84	$0.80

Weighted average number of common shares outstanding	51,236,478	49,600,824	50,988,244	49,362,826

Diluted net income per share	$0.43	$0.40	$0.81	$0.76

Weighted average number of common shares and dilutive potential common shares outstanding	53,053,949	51,582,960	53,006,836	51,420,945

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Statements Of Cash Flows

	Six Months Ended
	June 30,

	2005	2004

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$42,991	$39,284
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,752	10,890
Loss on disposal or abandonment of property, equipment and software	—	945
Deferred tax expense	2,334	1,103
Amortization of deferred compensation	—	57
Tax benefit related to exercise of stock options	7,405	3,385
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	(20,468)	440
Prepaid expenses and other current assets	(1,406)	457
Other assets	(3,815)	(974)
Claims payable	(7,530)	(6,614)
Accounts payable, accrued expenses and other, net	(19,285)	(5,469)
Unearned revenue	(27,422)	(25,506)
Other long-term liabilities	(742)	787

Net cash (used in) provided by operating activities	(14,186)	18,785

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	811,475	2,300,498
Purchase of available-for-sale investments	(712,661)	(2,225,430)
Proceeds from redemption of held-to-maturity securities	65,100	77,631
Purchase of held-to-maturity investments	(69,323)	(162,099)
Purchase of property and equipment and software	(11,301)	(10,473)
Proceeds from redemption of investments on deposit for licensure	17,231	35,225
Purchase of investments on deposit for licensure	(25,869)	(37,345)
Acquisition, net of cash acquired	(103,645)	—
Purchase price adjustment received	—	48

Net cash used in investing activities	(28,993)	(21,945)

Cash flows from financing activities:
Net increase (decrease) in bank overdrafts	593	(5,315)
Payment of capital lease obligations	(1,853)	(2,636)
Payment of debt issuance costs	(1,626)	—
Proceeds from exercise of common stock options and employee stock purchases	8,324	6,538

Net cash provided by (used in) financing activities	5,438	(1,413)

Net decrease in cash and cash equivalents	(37,741)	(4,573)
Cash and cash equivalents at beginning of period	227,130	84,030

Cash and cash equivalents at end of period	$189,389	$79,457

Supplemental disclosures of cash flow information:
Cash paid for interest	$364	$285

Cash paid for income taxes	$21,909	$21,334

      On January 1, 2005, we completed our acquisition of CarePlus, LLC, which operates as CarePlus Health Plan (CarePlus). The following summarizes cash paid for this acquisition:

Assets acquired, including cash of $27,755	$168,484
Liabilities assumed	37,084

Net assets acquired	$131,400

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
      1. The accompanying condensed consolidated financial statements as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2005 and operating results for the interim periods. The December 31, 2004 condensed consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.
      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 9, 2005. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.
      Certain 2004 amounts have been reclassified to conform to the current period condensed consolidated financial statement presentation.
      Included in short-term and long-term investments are auction rate securities totaling $261,925 and $336,993 at June 30, 2004 and December 31, 2003, respectively. Auction rate securities are securities with an underlying component of a long-term debt or equity instrument. These auction rate maturities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are typically less than three months providing high liquidity to otherwise longer term investments. The Company had previously classified its auction rate securities as held-to-maturity and as cash equivalents, short-term investments or long-term investments based on the period from the purchase date to the first reset date. In 2004, the Company reclassified auction rate securities from cash equivalents to short-term investments because the underlying instruments have maturity dates exceeding 3 months. Additionally, the Company reclassified these securities to available-for-sale as the securities are not held to the maturity date of the underlying security.

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Basic net income per share:
Net income	$22,548	$20,846	$42,991	$39,284

Weighted average number of common shares outstanding	51,236,478	49,600,824	50,988,244	49,362,826

Basic net income per share	$0.44	$0.42	$0.84	$0.80

Diluted net income per share:
Net income	$22,548	$20,846	$42,991	$39,284

Weighted average number of common shares outstanding	51,236,478	49,600,824	50,988,244	49,362,826
Dilutive effect of stock options (as determined by applying the treasury stock method)	1,817,471	1,982,136	2,018,592	2,058,119

Weighted average number of common shares and dilutive potential common shares outstanding	53,053,949	51,582,960	53,006,836	51,420,945

Diluted net income per share	$0.43	$0.40	$0.81	$0.76

      3. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), we have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock. In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148), was issued, which requires that we illustrate the effect on net income and net income per share as if we had applied the fair value principles included in SFAS No. 123 for both annual and interim

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
financial statements. The following table illustrates the effect on net income and earnings per share as if the Company had applied fair value recognition.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income:
Reported net income	$22,548	$20,846	$42,991	$39,284
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,373	2,304	6,147	4,408

Proforma net income	$19,175	$18,542	$36,844	$34,876

Basic net income per share:
Reported basic net income per share	$0.44	$0.42	$0.84	$0.80
Proforma basic net income per share	0.37	0.37	0.72	0.71
Diluted net income per share:
Reported diluted net income per share	$0.43	$0.40	$0.81	$0.76
Proforma diluted net income per share	0.36	0.36	0.70	0.69
      As of June 30, 2005, we had 5,719,539 options outstanding with a weighted average exercise price of $23.77. For the six months ended June 30, 2005, we granted 1,905,748 options with a weighted average exercise price of $41.03.
      The fair value of each 2005 option grant is estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.26% and 3.76%, expected life of 6.20 and 6.01 years and volatility of 26.96% and 29.42% for the first and second quarters of 2005, respectively.
      4. Effective January 1, 2005, we completed our stock acquisition of CarePlus, LLC (CarePlus), in New York City, New York for $126,781 in cash, including acquisition costs, pursuant to the terms of the merger agreement entered into on October 26, 2004. On June 17, 2005, in accordance with the terms of the merger agreement, additional consideration was paid in the amount of $4,619 for meeting agreed upon revenue targets for the month ended December 31, 2004. This additional consideration was accounted for as an additional cost of the acquisition. In accordance with the terms of the merger agreement, additional consideration may be paid contingent upon the achievement of specific criteria during 2005 and 2006 as follows: $4,000 in the event CarePlus receives approval from and a contract with the State of New York to conduct a long-term care business in the State of New York and enrolls membership in the business by January 1, 2007; and up to $10,000 if CarePlus meets certain earnings thresholds during the twelve months ended December 31, 2005. If the criteria are met and additional payments become due, they will be accounted for as an additional cost of the acquisition. Beginning January 1, 2005, the results of operations of CarePlus have been included in the accompanying Condensed Consolidated Income Statements.
      As of December 31, 2004, CarePlus served approximately 115,000 New York State Medicaid, Child Health Plus and Family Health Plus members in New York City (Brooklyn, Manhattan, Queens and Staten Island) and Putnam County providing us with an entry into the New York market. CarePlus is also authorized to offer a managed long-term care program in New York City subject to final regulatory approval and other considerations.
      This acquisition was funded with unregulated cash. Goodwill and other intangibles total $118,779 which includes $13,980 of specifically identifiable intangibles allocated to the rights to membership, the provider network, non-compete agreements and trademarks. Intangible assets related to the rights to membership are

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
being amortized based on the timing of the related cash flows with an expected amortization of ten years. Intangible assets related to the provider network are being amortized over ten years on a straight-line basis. Intangible assets related to the trademarks and non-compete agreements are being amortized over 12 to 36 months on a straight-line basis. The merger agreement provides for purchase price adjustments related to the future settlement of certain purchased liabilities. Therefore, the purchase price is subject to adjustment.
      The following table summarizes the fair values of the assets acquired and liabilities assumed of CarePlus at the date of the acquisition.

Cash and cash equivalents	$27,755
Investments on deposit for licensure	8,027
Goodwill and other intangible assets	118,779
Property and equipment	3,941
Other assets	9,982

Total assets acquired	168,484

Claims payable	27,424
Other liabilities	9,660

Total liabilities assumed	37,084

Net assets acquired	$131,400

      The following table summarizes identifiable intangible assets resulting from the CarePlus transaction:

		Amortization
		period

Membership rights and provider network	$12,900	10 years
Non-compete agreement and trademarks	1,080	1 - 3 years

	$13,980

      The following are the proforma results of operations for the year ended December 31, 2004 as if the acquisition had been completed on January 1, 2004:

Premium revenue	$2,008,319
Investment income and other	9,030

Total revenues	2,017,349

Health benefits expenses	1,608,656
Selling, general and administrative expenses	229,812
Depreciation and amortization expenses	28,734
Interest expense	731

Income before income taxes	149,416
Provision for income taxes	59,093

Net income	$90,323

      5. In 2002, Cleveland A. Tyson, a former employee of our Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal Qui Tam or whistleblower action against our Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. The complaint was filed in the U.S. District Court for the Northern District of Illinois,

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
Eastern Division. It alleges that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program. The United States has not sought to intervene in the case. Mr. Tyson’s second amended complaint was unsealed and served on AMERIGROUP Illinois, Inc. in June 2003. Therein, Mr. Tyson alleges that AMERIGROUP Illinois, Inc. maintained a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other Medicaid recipients with special needs. In his suit, Mr. Tyson seeks an unspecified amount of damages and statutory penalties of no less than $5,000 and no more than $11,000 per violation. Mr. Tyson’s complaint does not specify the number of alleged violations. The court denied AMERIGROUP Illinois, Inc.’s motion to dismiss on September 26, 2004. AMERIGROUP Illinois, Inc. filed a motion for summary judgment in December 2004 and it is pending before the court. On February 15, 2005, we received a motion filed by the Illinois Attorney General on February 10, 2005, seeking court approval to intervene on behalf of the State of Illinois. On March 2, 2005, the court granted that motion to intervene. On March 3, 2005, AMERIGROUP Illinois, Inc. filed a motion to dismiss for lack of subject matter jurisdiction, based upon a recent opinion of the United States Court of Appeals for the District of Columbia Circuit. That motion has not been decided by the court. On March 3, 2005, the Office of the Attorney General of the State of Illinois issued a subpoena to AMERIGROUP Corporation as part of an investigation pursuant to the Illinois Whistleblower Reward and Protection Act to determine whether a violation of the Act has occurred. AMERIGROUP Corporation has filed a motion objecting to the subpoena on the grounds, among other things, that the subpoena is duplicative of one previously served on AMERIGROUP Corporation in the federal court Tyson litigation with which AMERIGROUP Corporation is complying. Subsequent to the issuance of the Attorney General’s subpoena, plaintiffs served AMERIGROUP Corporation with a summons on the third amended complaint. The third amended complaint, served on June 22, 2005, includes allegations that AMERIGROUP Corporation is liable as the alter-ego of AMERIGROUP Illinois, Inc. and allegations that AMERIGROUP Corporation is liable for making false claims or causing false claims to be made. On July 7, 2005, AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. filed a motion to dismiss the third amended complaint. The court has set a hearing on August 31, 2005 for the issuance of a ruling on the motion to dismiss the third amended complaint.
      At this time, discovery is ongoing and a trial date of March 20, 2006 has been set. Although it is possible that the outcome of this case will not be favorable to us, no range of liability can be estimated at this time. Accordingly, we have not recorded any liability at June 30, 2005. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations, or liquidity.
      6. In April 2004, the Maryland Legislature enacted a budget for the 2005 fiscal year beginning July 1, 2004 that included a provision to reduce the premium paid to managed care organizations (MCOs) that did not meet certain HEDIS scores and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. In May 2004, the Maryland Secretary of Health and Mental Hygiene, in consultation with Maryland’s legislative leadership, determined our premium recoupment to be $846. A liability for the recoupment was recorded with a corresponding charge to premium revenue during the year ended December 31, 2004. Additionally, the Legislature directed that the Department of Health and Mental Hygiene complete a study by September 2004 on the relevance of the medical loss ratio threshold as an indicator of quality. The results of this study, which were released in October 2004, did not directly address what would happen in the future if an MCO reported a medical loss ratio below 84%. As a result, we believed the Maryland Legislature could enact similar legislation in 2005 as part of its fiscal year 2006 budget, requiring premium recoupment. Accordingly, we recorded a reduction in premium of $6,100 in our consolidated financial statements during the year ended December 31, 2004, which was our best estimate of the possible outcome of this issue.
      The Maryland Legislative Session ended on April 11, 2005 and it addressed the medical loss ratio assessment in the following manner. First, no budget action was taken to recoup premium relating to 2003 as it did in the 2004 legislative session. Second, the Legislature amended the existing statute to clarify the process

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
and required that regulations be promulgated by the Department of Health and Mental Hygiene before an action could be taken to recoup premium based upon an MCO’s medical loss ratio. Based on this information, we reversed the reduction in premium that was previously recorded resulting in approximately $6,100 of additional premium revenue in the three months ended March 31, 2005. Net of the related tax effect, net income increased approximately $3,700, or $0.07 per diluted share, for the six months ended June 30, 2005, as a result of this reversal.
      7. During the three months ended June 30, 2005, we increased our actuarial best estimate for health benefits expense by approximately $13,000, for adverse prior period developments, primarily driven by increased influenza-like illness in several markets, increased NICU and pregnancy costs in our Fort Worth market due to the exit of our only competitor in late 2004, and elevated health benefits costs in New Jersey and Florida. Net of the related tax effect, net income decreased approximately $7,900, or $0.15 per diluted share, for the three months ended June 30, 2005, as a result of these adverse prior period developments. Of the adverse prior period developments, approximately $8,000 related to the first quarter of 2005 and approximately $5,000 related to the second half of 2004. Net of the related tax effect, net income decreased approximately $3,000, or $0.06 per diluted share, for the six months ended June 30, 2005 as a result of the adverse prior period development related to the second half of 2004.
      In consultation with our actuaries, we also reduced the factor for claims uncertainty included in claims payable during the second quarter by approximately $8,000, due to stabilized claims payment patterns as well as our increased company size and maturity of certain markets and products which improved predictability. Net of the related tax effect, net income increased approximately $4,900, or $0.09 per diluted share for the three and six months ended June 30, 2005, as a result of this change in estimate.
      8. During the three months ended June 30, 2005, we reversed the accrual for earnings-based incentive compensation plans which decreased selling, general and administrative expenses by approximately $3,300 as the Company is not currently projected to meet the previously established financial targets necessary to make payment under the terms of these plans. Net of the related tax effect, net income increased approximately $2,000, or $0.04 per diluted share, as a result of this reversal.
      9. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS No. 123(R)), Shared-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25, SFAS 148 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative.
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

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the fair value method of SFAS No. 123(R) will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of proforma net income and earnings per share in Note 3. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,195 and $988 for the three months ended June 30, 2005 and 2004, respectively and $7,405 and $3,385 for the six months ended June 30, 2005 and 2004, respectively.
      10. The differences between net income and total comprehensive income resulted from changes in unrealized gains and losses on investments available-for-sale, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income	$22,548	$20,846	$42,991	$39,284
Changes in unrealized loss on investments, net of tax	(123)	—	(189)	—

Total comprehensive income	$22,425	$20,846	$42,802	$39,284

      11. On May 10, 2005, we entered into an amendment (Amendment) to our existing Credit Agreement, which among other things, provides for an increase in the commitments under our Credit Agreement to $150,000 and a five-year extension of the term from the date of the Amendment. The Credit Agreement, as amended contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50,000. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP Corporation and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on the leverage ratio. The Credit Agreement terminates on May 10, 2010.
      Pursuant to the amended Credit Agreement, we must meet certain financial covenants. These financial covenants include meeting certain financial ratios and a limit on capital expenditures.

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
      Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 9, 2005, for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and therefore caution investors not to place undue reliance on them.
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

      In our second quarter ended June 30, 2005, we increased our total revenues by 28.9% over the same period in 2004. Total membership increased 168,000, or 18.6%, to 1,070,000 as of June 30, 2005, from 902,000 as of June 30, 2004. Our revenue growth was due to a number of factors including:

•	Organic growth — Our premium revenues for the second quarter of 2005 from this source, increased 15.7% over the same period in 2004 from membership increases in existing service areas and new markets and premium rate increases received after June 30, 2004 to date.

•	Growth through acquisitions — Effective January 1, 2005, we completed our stock acquisition of CarePlus in New York City, New York, pursuant to the terms of the merger agreement. At the date of the acquisition, CarePlus served approximately 115,000 members covered by New York State’s Medicaid, Child Health Plus and Family Health Plus programs. CarePlus’ service areas include New York City (Brooklyn, Manhattan, Queens and Staten Island) and Putnam County, New York. CarePlus accounted for 45.0% of the premium revenue increase in the second quarter of 2005 over the second quarter of 2004.
      Our health benefits ratio (HBR) was 82.6% for the three months ended June 30, 2005, compared to 81.3% in the same period of the prior year. For the six months ended June 30, 2005, our HBR increased to 82.3% from 81.2% in the same period of the prior year. Our higher HBR for both periods reflected an increase in our actuarial best estimate for health benefits expense of approximately $13.0 million for adverse prior period developments, a reduced factor for claims uncertainty included in claims payable of approximately $8.0 million, increased expenses for elevated influenza-like illnesses, increased NICU and pregnancy costs in our Fort Worth market due to the exit of our only competitor in that market in late 2004, and elevated health benefits expenses in New Jersey and Florida.
      Selling, general and administrative expenses (SG&A) were 10.2% of total revenues for the three months ended June 30, 2005 compared to 10.0% in the same period of the prior year. For the six months ended June 30, 2005, our SG&A was 10.7% compared to 10.3% in the same period of the prior year. Our SG&A ratio increased for both periods primarily due to an increase in premium tax and legal fees partially offset by the reversal of earnings-based incentive compensation plans.
      Cash and investments totaled $534.6 million at June 30, 2005. A significant portion of this cash is regulated by state capital requirements. However, $175.6 million of our cash and investments was unregulated and held at the parent level.
      We expect acquisitions to continue to be an important part of our growth strategy. As of June 30, 2005, over 47% of our current membership has resulted from ten acquisitions. We are currently evaluating potential acquisition opportunities. We are also focused on growth opportunities in new markets and new products.
      On July 2, 2004, the State of Texas released a Request for Proposal (RFP) to re-procure its current Medicaid managed care programs, as well as to expand the current programs. In July 2005, the State announced the results of this competitive-bidding process as it relates to the TANF (STAR) and SCHIP populations. AMERIGROUP’s wholly-owned subsidiary, AMERIGROUP Texas, Inc. was awarded STAR and SCHIP, or TexCare, contracts in its current service areas of Houston, Dallas and Fort Worth and contracts in two new service areas of Corpus Christi and El Paso. AMERIGROUP Texas, Inc. was granted a STAR contract for the Austin service area. AMERIGROUP Texas, Inc. will have one or more competitors in each of its new and current service areas for the STAR and TexCare programs. The combined eligibles for these expanded products and markets are approximately 1,100,000 members as compared to the existing eligibles population of 735,000 members. These awards do not include the anticipated expansion of the STAR +PLUS program, which is expected to be announced late in 2005.
      We have an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC) that covers an estimated 129,000 AMERICAID members in Fort Worth, Texas. Of these members, approximately 110,000, or 85%, are children under the age of 15 who may utilize services of either CCPN or CCMC. Of this subset, approximately 19,000 are signed up with primary care physicians who are either employees of CCPN or exclusively contracted with CCPN. On February 25, 2005, we received a written notice from CCHCN and CCPN that the risk sharing agreement would not be extended beyond its termination date of August 31, 2005. Cook Children’s Healthplan was awarded a contract to provide STAR and TexCare programs in Fort Worth.
      It is our intent to enter into a new contract prior to September 2005 with CCPN and CCMC. We are also attempting to contract individually with CCPN physicians. Current contract discussions do not provide an exclusive risk-sharing arrangement with CCHCN or CCPN. There is no assurance that our contracting effort will be successful or that the contract terms of any new contract will be as favorable as the current risk-sharing arrangement.
      AMERIGROUP announced on June 2, 2005, that the State of Illinois cut $70 million from its fiscal year 2006 Medicaid managed care budget. The State of Illinois’ decision to reduce spending on its Medicaid managed care program will cause AMERIGROUP Illinois, Inc., to reduce its operations in the third and fourth quarters of 2005. The Company expects AMERIGROUP Illinois, Inc.’s new contract with the State of Illinois to substantially reduce reimbursement for administrative, sales and marketing expenses and, accordingly, will require AMERIGROUP Illinois, Inc., to reduce the size of its organization.
      AMERIGROUP signed a contract with the Commonwealth of Virginia on July 15, 2005, to begin membership enrollment in September 2005. AMERIGROUP also received an HMO license in the State of Ohio in July and signed a contract with the State of Ohio on July 25, 2005, to begin membership enrollment in September 2005.
      As a result of a competitive-bidding process AMERIGROUP’s Georgia subsidiary was chosen in July 2005 to offer healthcare coverage to low-income residents in four of six regions in the State of Georgia. Georgia will represent AMERIGROUP’s entry into its tenth state. AMERIGROUP’s wholly-owned Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. (d/b/a AMERIGROUP Georgia) will have two competitors in the Atlanta Region and one competitor in each of the other regions. The total eligibles in all four regions is approximately 850,000 members, with 505,000 members in the Atlanta Region. AMERIGROUP Georgia will commence enrollment of members in the Atlanta Region on January 1, 2006, the East and North Regions on July 1, 2006, and the Southeast Region on December 31, 2006.
      In April 2004, the Maryland Legislature enacted a budget for the 2005 fiscal year beginning July 1, 2004 that included a provision to reduce the premium paid to managed care organizations (MCOs) that did not meet certain HEDIS scores and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. In May 2004, the Maryland Secretary of Health and Mental Hygiene, in consultation with Maryland’s legislative leadership, determined our premium recoupment to be $846,000. A liability for the recoupment was recorded with a corresponding charge to premium revenue during the year ended December 31, 2004. Additionally, the Legislature directed that the Department of Health and Mental Hygiene complete a study by September 2004 on the relevance of the medical loss ratio threshold as an indicator of quality. The results of this study, which were released in October 2004, did not directly address what would happen in the future if an MCO reported a medical loss ratio below 84%. As a result, we believed the Maryland Legislature could enact similar legislation in 2005 as part of its fiscal year 2006 budget, requiring premium recoupment. Accordingly, we recorded a reduction in premium of $6.1 million in our consolidated financial statements during the year ended December 31, 2004, which was our best estimate of the possible outcome of this issue.
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

      The following table sets forth the approximate number of our members we served in each state for the dates presented.

	June 30,

	2005	2004

Texas	401,000	356,000
Florida	218,000	240,000
Maryland	134,000	127,000
New York	125,000	—
New Jersey	109,000	106,000
District of Columbia	41,000	38,000
Illinois	42,000	35,000

Total	1,070,000	902,000

Percentage growth from June 30, 2004 to June 30, 2005	18.6%
      The following table sets forth the approximate number of our members in each of our products for the dates presented.

	June 30,

Product	2005	2004

AMERICAID (Medicaid — TANF)	753,000	616,000
AMERIKIDS (SCHIP)	194,000	195,000
AMERIPLUS (Medicaid — SSI)	84,000	76,000
AMERIFAM (FamilyCare)	39,000	15,000

Total	1,070,000	902,000

      As of June 30, 2005, we served 1,070,000 members, which reflects an increase of 168,000 members compared to June 30, 2004. The CarePlus acquisition, effective January 1, 2005, added the New York market, which has grown to 125,000 members as of June 30, 2005. The remaining organic growth occurred in all of our markets, except Florida, due to new product offerings, expansion into new service areas, successful marketing initiatives, as well as competitors leaving the market. The Florida market decrease of 22,000 members is primarily the result of a decrease in the SCHIP program, Florida Healthy Kids. This decrease is a direct result of changes made by the State of Florida during 2004 in the eligibility re-determination process and the frequency of member enrollment, both of which have negatively impacted the statewide membership in the Florida Healthy Kids program. The Florida Legislature recently enacted legislation to address this problem, which was signed by the Governor, increasing the frequency of the enrollment period from semi-annual to monthly. The State of Florida is now in the process of implementing this enrollment change.
      On a sequential quarter basis, organic membership grew by approximately 23,000 members. In the previous quarter, sequential membership growth was negatively impacted by enrollment difficulties in the Florida Healthy Kids program, as noted above, as well as Medicaid eligibility processing issues in the State of Texas. In the current quarter, membership did not reflect a similar impact as Florida membership remained relatively constant and Texas membership increased reflecting efforts by the State of Texas to cure temporary interruptions in its ability to process new Medicaid applications. This interruption was a result of the State’s decision to outsource the eligibility determination process in 2005, causing employee turnover. The transition to the State’s outsourcing contract is still in process and is expected to be completed in 2005. We can give no assurances that either the Florida legislative changes or the completion of the Texas eligibility outsourcing will have a positive impact on our membership growth.

Results of Operations
      The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Premium revenue	99.3%	99.5%	99.3%	99.5%
Investment income and other	0.7	0.5	0.7	0.5

Total revenues	100.0	100.0	100.0	100.0

Health benefits(1)	82.6%	81.3%	82.3%	81.2%
Selling, general and administrative expenses	10.2%	10.0%	10.7%	10.3%
Income before income taxes	6.6%	7.9%	6.3%	7.6%
Net income	4.0%	4.8%	3.8%	4.6%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.
Three and Six Month Periods Ended June 30, 2005 Compared to Three and Six Month Periods Ended June 30, 2004

Revenues
      Premium revenue for the three months ended June 30, 2005 increased $124.8 million, or 28.6%, to $560.7 million from $435.9 million for the three months ended June 30, 2004. For the six months ended June 30, 2005 premium revenue increased $256.3 million, or 29.9%, to $1,114.6 million from $858.3 million for the six months ended June 30, 2004. The increase in both periods was due to the CarePlus acquisition, organic growth in overall membership, and premium rate increases. Additionally, the reversal of the estimated Maryland premium recoupment of $6.1 million previously recorded is reflected in the six months ended June 30, 2005. Total membership increased by 168,000 or 18.6%, to 1,070,000 as of June 30, 2005, from 902,000 as of June 30, 2004.
      Investment income and other increased $1.8 million to $4.0 million for the three months ended June 30, 2005 from $2.2 million for the three months ended June 30, 2004 and increased $3.4 million to $7.6 million for the six months ended June 30, 2005 from $4.2 million for the six months ended June 30, 2004. The increase in investment income and other in both periods was due to favorable interest rates over the prior year.

Health benefits
      Expenses relating to health benefits for the three months ended June 30, 2005 increased $108.7 million, or 30.7%, to $463.1 million from $354.4 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, expenses relating to health benefits increased $220.8 million, or 31.7%, to $917.5 million from $696.7 million for the six months ended June 30, 2004. Our HBR was 82.6% for the three months ended June 30, 2005 versus 81.3% in the same period of the prior year. For the six months ended June 30, 3005, the HBR increased to 82.3% from 81.2% for the six months ended June 30, 2004.
      Our higher HBR for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 reflected an increase in our actuarial best estimate for health benefits expense by approximately $13.0 million (2.3% of premium revenue) for adverse prior period developments, primarily driven by increased influenza-like illnesses in several markets, increased NICU and pregnancy costs in our Fort Worth market due to the exit of our only competitor in that market in late 2004, and elevated health benefits costs in New Jersey and Florida. Of the adverse prior period developments, approximately $8.0 million related to the first quarter of 2005 and approximately $5.0 million related to the second half of 2004.

      In consultation with our actuaries, we also reduced the factor for claims uncertainty included in the estimate of claims payable during the three months ended June 30, 2005 by approximately $8.0 million (1.4% of premium revenue). This factor is the estimated amount required to cover uncertainties related to fluctuations in claims payment patterns, membership, products and authorization trends. We feel comfortable with our adjusted factor based upon our size and the maturity of certain markets, stabilization of our newly assimilated New York business, and continued improvement in our claim inventory statistics.
      Additionally, the HBR for the three months ended June 30, 2005 was impacted by the following:

•	Influenza-like illnesses, which negatively impacted health benefits by $4.9 million, or 0.9 percent of premium revenue, and increased medical utilization of $0.8 million, or 0.1 percent of premium revenue, in Fort Worth where we absorbed additional members who did not experience the more favorable outcomes that we typically experience;

•	Higher costs in New Jersey and Florida, which negatively impacted health benefits expense by $1.7 million, or 0.3 percent of premium revenue; and

•	A favorable 1.0 percent impact of integrating New York into the consolidated health benefits ratio.
      Our higher HBR for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 reflected the quarterly impacts mentioned above as well as less favorable prior period development in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and the positive impact of resolution of the Maryland premium recoupment described above under the heading “— Overview.”

Selling, general and administrative expenses
      Our SG&A to total revenue ratio was 10.2% and 10.0% for the three months ended June 30, 2005 and 2004, respectively, and 10.7% and 10.3% for the six months ended June 30, 2005 and 2004, respectively. SG&A for the three months ended June 30, 2005 increased $14.0 million, or 32.1%, to $57.7 million from $43.7 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, SG&A increased $30.6 million, or 34.3%, to $119.8 million from $89.2 million for the six months ended June 30, 2004.
      Our SG&A ratio increased 0.2% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to:

•	An increase in premium tax related to the State of Maryland that began in April 2005 (0.4%);

•	An increase in legal costs related to the Tyson litigation (0.3%);

•	An increase in other expenses as a result of the reversal in the prior year of an estimated state contractual assessment that was finalized (0.2%); and

•	A decrease in salaries and benefits as a percentage of revenues that resulted from the reversal of an accrual for the first quarter and the lack of an accrual for the second quarter for earnings-based incentive compensation plans that represented a decrease in expense of approximately $7.1 million (0.7%).
      Our SG&A ratio increased 0.4% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to:

•	An increase in premium tax related to the State of New Jersey that began in July 2004 and the State of Maryland that began in April 2005 (0.3%);

•	An increase in legal costs related to the Tyson litigation (0.1%);

•	An increase in expense resulting from the experience rebate calculation in our Texas market (0.1%);

•	An increase in other expenses as a result of the reversal in the prior year of an estimated state contractual assessment that was finalized (0.1%); and

•	A decrease in salaries and benefits as a percentage of revenues that resulted from the lack of an accrual year to date in 2005 for earnings-based incentive compensation plans that represented a decrease in expense of approximately $7.1 million (0.2%).

Interest expense
      Interest expense was $0.2 million for each of the three months ended June 30, 2005 and 2004, and $0.3 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively.

Provision for income taxes
      Income tax expense for the three months ended June 30, 2005 was $14.5 million with an effective tax rate of 39.2% compared to $13.7 million with an effective tax rate of 39.6% for the three months ended June 30, 2004. Income tax expense for the six months ended June 30, 2005 was $27.9 million with an effective tax rate of 39.4% compared to $26.0 million with an effective tax rate of 39.8% for the six months ended June 30, 2004. The decreases in the effective tax rates for these periods are primarily due to decreases in non-deductible expenses and reductions in our blended state tax rate.

Liquidity and capital resources
      Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flows from operations and borrowings under our current Amended and Restated Credit Agreement (Credit Agreement). As of June 30, 2005, we had cash and cash equivalents of $189.4 million, short and long-term investments of $290.1 million and restricted investments on deposit for licensure of $55.0 million. A significant portion of this cash and investments is regulated by state capital requirements. Unregulated cash and investments as of June 30, 2005 were approximately $175.6 million. As of June 30, 2005, there were no borrowings outstanding under our current $150.0 million Credit Agreement.
      On May 10, 2005, we entered into an amendment (Amendment) to our Credit Agreement, which, among other things, provides for an increase in the commitments under our Credit Agreement then in existence to $150.0 million and a five-year extension of the term from the date of the Amendment. The Credit Agreement, as amended, contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on the leverage ratio. The Credit Agreement terminates on May 10, 2010.
      Pursuant to the Credit Agreement as amended, we must meet certain financial covenants. These financial covenants include meeting certain financial ratios and a limit on capital expenditures.
      Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of June 30, 2005, our subsidiaries were in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements for the next 12 months.
      On May 23, 2005, our shelf registration statement was declared effective with the Securities and Exchange Commission covering the issuance of up to $400.0 million of securities including common stock, preferred stock and debt securities. No securities have been issued under the shelf registration. Under this shelf registration, we may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.
      Effective January 1, 2005, we completed our stock acquisition of CarePlus in New York City, pursuant to the terms of the merger agreement entered into on October 26, 2004 for $126.8 million in cash, including acquisition costs. On June 17, 2005, additional consideration of $4.6 million was paid in accordance with the terms of the merger agreement. This acquisition was funded with unregulated cash. Goodwill and other intangibles total $118.8 million, which includes $14.0 million of specifically identifiable intangibles allocated to the rights to membership, the provider network, non-compete agreements and trademarks.
      Cash used in operating activities was $14.2 million for the six months ended June 30, 2005, compared to cash provided by operating activities of $18.8 million for the six months ended June 30, 2004. The decrease in cash from operations of $33.0 million was primarily due to the following:
      Increases in cash flows due to:

•	an increase in net income of $3.7 million; and

•	an increase in the tax benefit related to the exercise of stock options of $4.0 million as a result of increased option exercises with increased appreciation compared to the exercise price.
      Offset by decreases in cash flows due to:

•	a decrease in the change in premium receivables of $20.9 million primarily due to the timing of payment for our new market, New York, where premium is billed by our New York subsidiary and collected approximately four weeks later;

•	a decrease in the change in unearned revenue of $1.9 million due to the timing of premium receipts;

•	a decrease in the change in claims payable of $0.9 million primarily due to increased claims payments that resulted from claim systems improvements implemented in the first quarter of 2005; and

•	a decrease in the change in accounts payable, accrued expenses and other liabilities of $13.8 million primarily as a result of the decrease in the contingent liability accrued for the Maryland market as well as the payment of 2004 incentive compensation in 2005, with no corresponding accrual in 2005.
      For the six months ended June 30, 2005 and 2004, cash used in investing activities was $29.0 million and $21.9 million, respectively. The increase in cash used in investing activities results primarily from the purchase of CarePlus net of the cash acquired of $103.6 million offset by an increase in net investment proceeds in excess of purchases of $97.5 million. We currently anticipate total capital expenditures of approximately $25.0 to $27.0 million in 2005.
      Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of June 30, 2005, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is slightly under five months. We utilize investment vehicles such as commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted average taxable equivalent yield on consolidated investments as of June 30, 2005 was approximately 2.93%.
      Cash provided by financing activities was $5.4 million for the six months ended June 30, 2005 compared to cash used in financing activities of $1.4 million for the six months ended June 30, 2004. The change from cash used in financing activities to cash provided by financing activities was primarily related to a reduction in cash out flows from bank overdrafts and an increase in proceeds from the exercise of employee stock options.
      We believe that existing cash and investment balances, internally generated funds and available funds under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months.

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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
      As of June 30, 2005 we had short-term investments of $86.0 million, long-term investments of $204.2 million and investments on deposit for licensure of $55.0 million. These investments consist primarily of investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would expect any decrease in the value of these investments resulting from any decrease in changes in market interest rates to be temporary. As of June 30, 2005, a hypothetical 1% change in interest rates would result in an approximate $3.5 million change in our annual investment income.
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
      (b) Changes in Internal Controls over Financial Reporting. During the second quarter of 2005, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1.     Legal Proceedings
      In 2002, Cleveland A. Tyson, a former employee of our Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal Qui Tam or whistleblower action against our Illinois subsidiary. The complaint is captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. It alleges that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program. The United States has not sought to intervene in the case. Mr. Tyson’s second amended complaint was unsealed and served on AMERIGROUP Illinois, Inc. in June 2003. Therein, Mr. Tyson alleges that AMERIGROUP Illinois, Inc. maintained a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other Medicaid recipients with special needs. In his suit, Mr. Tyson seeks an unspecified amount of damages and statutory penalties of no less than $5,000 and no more than $11,000 per violation. Mr. Tyson’s complaint does not specify the number of alleged violations. The court denied AMERIGROUP Illinois, Inc.’s motion to dismiss on September 26, 2004. AMERIGROUP Illinois, Inc. filed a motion for summary judgment in December 2004 and it is pending before the court. On February 15, 2005, we received a motion filed by the Illinois Attorney General on February 10, 2005, seeking court approval to intervene on behalf of the State of Illinois. On March 2, 2005, the court granted that motion to intervene. On March 3, 2005, AMERIGROUP Illinois, Inc. filed a motion to dismiss for lack of subject matter jurisdiction, based upon a recent opinion of the United States Court of Appeals for the District of Columbia Circuit. That motion has not been decided by the court. On March 3, 2005, the Office of the Attorney General of the State of Illinois issued a subpoena to AMERIGROUP Corporation as part of an investigation pursuant to the Illinois Whistleblower Reward and Protection Act to determine whether a violation of the Act has occurred. AMERIGROUP Corporation has filed a motion objecting to the subpoena on the grounds, among other things, that the subpoena is duplicative of one previously served on AMERIGROUP Corporation in the federal court Tyson litigation with which AMERIGROUP Corporation is complying. Subsequent to the issuance of the Attorney General’s subpoena, plaintiffs served AMERIGROUP Corporation with a summons on the third amended complaint. The third amended complaint, served on June 22, 2005, includes allegations that AMERIGROUP Corporation is liable as the alter-ego of AMERIGROUP Illinois, Inc. and allegations that AMERIGROUP Corporation is liable for making false claims or causing false claims to be made. On July 7, 2005, AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. filed a motion to dismiss the third amended complaint on several grounds, including the arguments raised in the previously filed motion to dismiss that the court lacks subject matter jurisdiction. The court has set a hearing on August 31, 2005 for the issuance of a ruling on the motion to dismiss the third amended complaint.
      At this time, discovery is ongoing and a trial date of March 20, 2006 has been set. Although it is possible that the outcome of this case will not be favorable to us, no range of liability can be estimated. Accordingly, we have not recorded any liability at June 30, 2005. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations, or liquidity.
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
      None.
Item 3.     Defaults Upon Senior Securities
      None.
Item 4.     Submission of Matters to a Vote of Security Holders
      We held our annual meeting of stockholders on May 11, 2005. At the meeting, Jeffrey B. Child and Richard D. Shirk were re-elected as directors. The vote with respect to each nominee is set forth below:

	Total Votes for	Total Votes Withheld
	Each Director	From Each Director

Mr. Child	48,487,425	415,284
Mr. Shirk	48,622,631	280,078
      Additional directors of the Company whose term of office continued after the meeting are Thomas E. Capps, Kay Coles James, William J. McBride, Jeffrey L. McWaters and Uwe E. Reinhardt, Ph.D.

      Our stockholders ratified our appointment of KPMG LLP to serve as our independent registered public accounting firm for the 2005 fiscal year. The appointment was approved by a vote of 46,622,424 shares for, 2,269,587 shares against and 10,697 shares abstaining.
      In addition, our stockholders ratified the 2005 Equity Incentive Plan. The vote with respect to the plan is set forth below:

	Total Votes	Total Votes	Total Votes
	For the Plan	Against the Plan	Abstained

2005 Equity Incentive Plan	25,514,445	13,293,182	5,481,434
Item 5.     Other Information
      None.
Item 6.     Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).

3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 335-108831)).

4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).

4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-l (No. 333-347410)).

10	.6.9	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005.

10	.6.10	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005 regarding Dental Services.

10	.7.7	Amendment, dated March 15, 2004, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.

10	.17.8	Amendment No. 2 to the Amended Restated Credit Agreement dated October 22, 2003, among AMERIGROUP Corporation, the Guarantors and the Lenders, named therein, dated May 10, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 13, 2005).

10	.22.7	Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to Exhibit 22.7 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.23.3	Amendment No. 13, dated August 31, 2004, to the September 1, 2002 Contract for Services between the HHS and HMO (Childrens Health Insurance Program Agreement (No. 52-00-139-M)) (incorporated by reference to Exhibit 23.3 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.25.3	Amendment No. 4, dated February 28, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.3 to our Current Report on Form 8-K, filed on May 5, 2005).

Exhibit
Number		Description

10	.25.4	Amendment No. 5, dated March 31, 2005, to the June 28, 2002 Medial Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.4 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.25.5	Amendment No. 6, dated May 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.25.6	Amendment No. 7, dated June 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 15, 2005).

10	.25.7	Amendment No. 8, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 26, 2005).

10	.25.8	Amendment No. 9, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 26, 2005).

10.45		Form 2005 Equity Incentive Plan of the Company (incorporated by reference to Exhibit A to our proxy statement, dated April 4, 2005 and Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K, filed on May 13, 2005 and Exhibit 10.4 to our Current Report on Form 8-K, filed on May 9, 2005).

10.46		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).

10.47		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to Exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).

10.48		Medicaid Contract between New York City Department of Health, and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.48.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005.)

10.49		Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).

10.50		Family Health Plus Model Contract by and between New York State Department of Health and CarePlus LLC is effective for the period October 1, 2001 through September 30, 2003 (Contract No. C-017699) (incorporate by reference to Exhibit 10.50 to our Current Report filed on Form 8-K, filed on May 6, 2005).

10.51		Medicaid Managed Care Model Contract by and between the County of Putnam Department of Social Services and CarePlus Health Plan dated October 1, 2004 (incorporated by reference to Exhibit 10.51 to our Current Report on Form 8-K, filed on May 6,

10	.51.1	Contract Amendment dated January 1, 2005, to the Medicaid Managed Care Model Contract by and between the County of Putnam Department of Social Services and Care Plus Health Plan (incorporated by reference to Exhibit 10.51.1 to our Current Report on Form 8-K, filed on May 6, 2005).

Exhibit
Number		Description

10.60		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2005).

10	.60.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K, filed on July 26, 2005).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 3, 2005.

31.2		Certification of Chief Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 3, 2005.

32.1		Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 3, 2005.

Signatures
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ Jeffrey L. McWaters

Jeffrey L. McWaters
Chairman and Chief
Executive Officer
Date: August 3, 2005

By:	/s/ E. Paul Dunn, Jr.

E. Paul Dunn, Jr.
Executive Vice President,
Chief Financial Officer and Treasurer
Date: August 3, 2005

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).

3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).

4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).

4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-l (No. 333-347410)).

10	.6.9	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005.

10	.6.10	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005 regarding Dental Services.

10	.7.7	Amendment, dated March 15, 2004, to the State of Illinois Department of Public Aid Contract for Furnishing Health Services by a Health Maintenance Organization.

10	.17.8	Amendment No. 2 to the Amended Restated Credit Agreement dated October 22, 2003, among AMERIGROUP Corporation, the Guarantors and the Lenders, named therein, dated May 10, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 13, 2005).

10	.22.7	Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to Exhibit 22.7 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.23.3	Amendment No. 13, dated August 31, 2004, to the September 1, 2002 Contract for Services between the HHS and HMO (Childrens Health Insurance Program Agreement (No. 52-00-139-M)) (incorporated by reference to Exhibit 23.3 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.25.3	Amendment No. 4, dated February 28, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.3 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.25.4	Amendment No. 5, dated March 31, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.4 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.25.5	Amendment No. 6, dated May 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.25.6	Amendment No. 7, dated June 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 15, 2005).

50	.25.7	Amendment No. 8, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 26, 2005).

10	.25.8	Amendment No. 9, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 26, 2005).

Exhibit
Number		Description

10.45		Form 2005 Equity Incentive Plan of the Company (incorporated by reference to Exhibit A to our proxy statement, dated April 4, 2005 and Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K, filed on May 13, 2005 and Exhibit 10.4 to our Current Report on Form 8-K, filed on May 9, 2005).

10.46		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).

10.47		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to Exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).

10.48		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.48.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005.)

10.49		Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).

10.50		Family Health Plus Model Contract by and between New York State Department of Health and CarePlus LLC is effective for the period October 1, 2001 through September 30, 2003 (Contract No. C-017699) (incorporate by reference to Exhibit 10.50 to our Current Report filed on Form 8-K, filed on May 6, 2005).

10.51		Medicaid Managed Care Model Contract by and between the County of Putnam Department of Social Services and CarePlus Health Plan dated October 1, 2004 (incorporated by reference to Exhibit 10.51 to our Current Report on Form 8-K, filed on May 6,

10	.51.1	Contract Amendment dated January 1, 2005, to the Medicaid Managed Care Model Contract by and between the County of Putnam Department of Social Services and Care Plus Health Plan (incorporated by reference to Exhibit 10.51.1 to our Current Report on Form 8-K, filed on May 6, 2005).

10.60		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2005).

10	.60.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K, filed on July 26, 2005).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 3, 2005.

31.2		Certification of Chief Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 3, 2005.

32.1		Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 3, 2005.