Form 10-Q
period 2005-09-30
AMERIGROUP CORP
filed 2005-11-04
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
(757) 490-6900
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of October 31, 2005, there were 51,514,626 shares outstanding of AMERIGROUP’s common stock, par value $0.01.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements
AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$243,647	$227,130
Short-term investments	97,188	176,364
Premium receivables	73,770	44,081
Deferred income taxes	13,228	11,019
Prepaid expenses and other current assets	25,059	18,737

Total current assets	452,892	477,331
Long-term investments	200,070	208,565
Investments on deposit for licensure	56,278	38,365
Property and equipment, net	35,812	34,030
Software, net	23,071	16,268
Other long-term assets	7,304	4,909
Goodwill and other intangible assets, net	252,645	140,382

	$1,028,072	$919,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$286,882	$241,253
Accounts payable	3,590	4,826
Unearned revenue	55,866	34,228
Accrued payroll and related liabilities	15,848	19,833
Accrued expenses and other current liabilities	19,024	33,841
Current portion of capital lease obligations	1,970	3,168

Total current liabilities	383,180	337,149
Capital lease obligations, less current portion	1,522	2,878
Deferred income taxes and other long-term liabilities	16,077	11,111

Total liabilities	400,779	351,138

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 51,448,330 and 50,529,724 at September 30, 2005 and December 31, 2004, respectively	515	505
Additional paid-in capital	370,434	352,417
Retained earnings	256,344	215,790

Total stockholders’ equity	627,293	568,712

	$1,028,072	$919,850

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share data)
Revenues:
Premium	$582,784	$468,156	$1,697,403	$1,326,409
Investment income and other	4,609	2,822	12,224	6,999

Total revenues	587,393	470,978	1,709,627	1,333,408

Expenses:
Health benefits	520,243	374,085	1,437,718	1,070,747
Selling, general and administrative	63,596	52,124	183,382	141,339
Depreciation and amortization	6,508	4,935	20,260	15,825
Interest	156	165	476	540

Total expenses	590,503	431,309	1,641,836	1,228,451

(Loss) income before income taxes	(3,110)	39,669	67,791	104,957
Income tax (benefit) expense	(850)	15,336	27,060	41,340

Net (loss) income	$(2,260)	$24,333	$40,731	$63,617

Net (loss) income per share:
Basic net (loss) income per share	$(0.04)	$0.49	$0.80	$1.28

Weighted average number of common shares outstanding	51,420,856	49,905,062	51,123,511	49,533,942

Diluted net (loss) income per share	$(0.04)	$0.47	$0.77	$1.23

Weighted average number of common shares and dilutive potential common shares outstanding	51,420,856	51,955,940	53,008,886	51,599,277

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Statements Of Cash Flows

	Nine Months Ended
	September 30,

	2005	2004

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$40,731	$63,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,260	15,825
Loss on disposal or abandonment of property, equipment and software	—	951
Deferred tax benefit	(2,445)	(827)
Amortization of deferred compensation	—	57
Tax benefit related to exercise of stock options	8,447	4,881
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	(23,862)	(5,661)
Prepaid expenses and other current assets	(3,186)	2,507
Other assets	(1,121)	(814)
Claims payable	18,205	(3,308)
Accounts payable, accrued expenses and other, net	(22,538)	14,050
Unearned revenue	21,545	(23,750)
Other long-term liabilities	(730)	1,406

Net cash provided by operating activities	55,306	68,934

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	951,850	3,560,374
Purchase of available-for-sale securities	(870,847)	(3,544,980)
Proceeds from redemption of held-to-maturity securities	133,790	89,639
Purchase of held-to-maturity securities	(127,300)	(192,807)
Purchase of property, equipment and software	(18,058)	(17,176)
Proceeds from redemption of investments on deposit for licensure	20,493	35,525
Purchase of investments on deposit for licensure	(30,379)	(37,842)
Acquisition, net of cash acquired	(103,645)	—
Purchase price adjustment received	—	48

Net cash used in investing activities	(44,096)	(107,219)

Cash flows from financing activities:
Net decrease in bank overdrafts	—	(5,315)
Payment of capital lease obligations	(2,648)	(3,583)
Payment of debt issuance costs	(1,626)	—
Proceeds from exercise of common stock options and employee stock purchases	9,581	8,051

Net cash provided by (used in) financing activities	5,307	(847)

Net increase (decrease) in cash and cash equivalents	16,517	(39,132)
Cash and cash equivalents at beginning of period	227,130	84,030

Cash and cash equivalents at end of period	$243,647	$44,898

Supplemental disclosures of cash flow information:
Cash paid for interest	$477	$539

Cash paid for income taxes	$27,094	$31,568

      On January 1, 2005, we completed our acquisition of CarePlus, LLC, which operates as CarePlus Health Plan (CarePlus). The following summarizes cash paid for this acquisition:

Assets acquired, including cash of $27,755	$168,378
Liabilities assumed	36,978

Net assets acquired	$131,400

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
      1. The accompanying Condensed Consolidated Financial Statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2005 and operating results for the interim periods. The December 31, 2004 balance sheet information was derived from the audited consolidated financial statements as of that date.
      The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 9, 2005. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.
      Certain 2004 amounts have been reclassified to conform to the current period Condensed Consolidated Financial Statement presentation.
      Included in short-term and long-term investments are auction rate securities totaling $321,599 and $336,993 at September 30, 2004 and December 31, 2003, respectively. Auction rate securities are securities with an underlying component of a long-term debt or equity instrument. These auction rate maturities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are typically less than three months; providing high liquidity to otherwise longer term investments. The Company had previously classified its auction rate securities as held-to-maturity and included them in cash equivalents, short-term investments or long-term investments based on the period from the purchase date to the first reset date. In 2004, the Company reclassified auction rate securities from cash equivalents to short-term investments because the underlying instruments have maturity dates exceeding three months. Additionally, the Company reclassified these securities to available-for-sale, as the securities are not held to the maturity date of the underlying security.
      2. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
outstanding plus other dilutive potential securities. The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Basic net (loss) income per share:
Net (loss) income	$(2,260)	$24,333	$40,731	$63,617

Weighted average number of common shares outstanding	51,420,856	49,905,062	51,123,511	49,533,942

Basic net (loss) income per share	$(0.04)	$0.49	$0.80	$1.28

Diluted net (loss) income per share:
Net (loss) income	$(2,260)	$24,333	$40,731	$63,617

Weighted average number of common shares outstanding	51,420,856	49,905,062	51,123,511	49,533,942
Dilutive effect of stock options (as determined by applying the treasury stock method)	—	2,050,878	1,885,375	2,065,335

Weighted average number of common shares and dilutive potential common shares outstanding	51,420,856	51,955,940	53,008,886	51,599,277

Diluted net (loss) income per share	$(0.04)	$0.47	$0.77	$1.23

      Options to purchase 1,774,891 shares of common stock were outstanding during the three and nine months ended September 30, 2005. These options were not included in the computation of diluted net loss per share because the option exercise price was greater than the average market price; and, therefore, including such shares would have been antidilutive. Additionally, for the three months ended September 30, 2005, 1,627,951 of common stock equivalents were not included in the computation of diluted loss per share because of the net loss for the period; and, therefore including such shares would have been antidilutive.

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
      3. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), we have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock. In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148), was issued, which requires that we illustrate the effect on net income (loss) and net income (loss) per share as if we had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied fair value recognition.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net (loss) income:
Reported net (loss) income	$(2,260)	$24,333	$40,731	$63,617
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	10,370	2,197	16,517	6,642

Proforma net (loss) income	$(12,630)	$22,136	$24,214	$56,975

Basic net (loss) income per share:
Reported basic net (loss) income per share	$(0.04)	$0.49	$0.80	$1.28
Proforma basic net (loss) income per share	(0.25)	0.45	0.47	1.15
Diluted net (loss) income per share:
Reported diluted net (loss) income per share	$(0.04)	$0.47	$0.77	$1.23
Proforma diluted net (loss) income per share	(0.25)	0.43	0.46	1.12
      As of September 30, 2005, we had 5,507,117 options outstanding with a weighted average exercise price of $24.11. For the nine months ended September 30, 2005, we granted 1,935,748 options with a weighted average exercise price of $40.92.
      The fair value of each 2005 option grant is estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.26%, 3.76%, and 4.21%; expected life of 6.20, 6.01 and 5.61 years; and volatility of 26.96%, 29.42% and 46.49% for the first, second and third quarters of 2005, respectively.
      On August 10, 2005, the Compensation Committee approved the immediate and full acceleration of vesting of 896,000 “out-of-the-money” stock options awarded on February 9, 2005 to employees, including its executive officers, under the Company’s annual bonus program pursuant to its 2003 Equity Incentive Plan (the “Grant”). No other option grants were affected. Each stock option issued as a part of the Grant has an exercise price which is greater than the closing price per share on the date of the Compensation Committee’s action. The purpose of the acceleration is to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated income statements, as a result of Statement of Financial Accounting Standard No. 123 (revised 2004). The pre-tax charge to be avoided totals approximately $8,900 which would have been recognized over the years 2006 and 2007. This amount will be reflected in the proforma disclosures of the 2005 consolidated year-end financial statements. Because the options that have been accelerated had a per share exercise price in excess of the market value of a share of

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
the Company’s common stock on the date of acceleration, the Compensation Committee determined that the expense savings outweighs the objective of incentive compensation and retention.
      4. Effective January 1, 2005, we completed our stock acquisition of CarePlus, LLC (CarePlus), in New York City, New York for $126,781 in cash, including acquisition costs, pursuant to the terms of the merger agreement entered into on October 26, 2004. On June 17, 2005, in accordance with the terms of the merger agreement, additional consideration was paid in the amount of $4,619 for meeting agreed upon revenue targets for the month ended December 31, 2004. This additional consideration was accounted for as an additional cost of the acquisition. In accordance with the terms of the merger agreement, additional consideration may be paid contingent upon the achievement of specific criteria during 2005 and 2006 as follows: $4,000 in the event CarePlus receives approval from and a contract with the State of New York to conduct a long-term care business in the State of New York and enrolls membership in the business by January 1, 2007; and, up to $10,000 if CarePlus meets certain earnings thresholds during the twelve months ended December 31, 2005. If the criteria are met and additional payments become due, they will be accounted for as an additional cost of the acquisition. Beginning January 1, 2005, the results of operations of CarePlus have been included in the accompanying Condensed Consolidated Income Statements.
      As of December 31, 2004, CarePlus served approximately 115,000 New York State Medicaid, Child Health Plus and Family Health Plus members in New York City (Brooklyn, Manhattan, Queens and Staten Island) and Putnam County providing us with an entry into the New York market. CarePlus is also authorized to offer a managed long-term care program in New York City effective December 1, 2005.
      This acquisition was funded with unregulated cash. Goodwill and other intangibles total $118,673, which includes $13,980 of specifically identifiable intangibles allocated to the rights to membership, the provider network, non-compete agreements and trademarks. Intangible assets related to the rights to membership are being amortized based on the timing of the related cash flows with an expected amortization of ten years. Intangible assets related to the provider network are being amortized over ten years on a straight-line basis. Intangible assets related to the trademarks and non-compete agreements are being amortized over 12 to 36 months on a straight-line basis. The merger agreement provides for purchase price adjustments related to the future settlement of certain purchased liabilities. Therefore, the purchase price is subject to adjustment.
      The following table summarizes the fair values of the assets acquired and liabilities assumed of CarePlus at the date of the acquisition.

Cash and cash equivalents	$27,755
Investments on deposit for licensure	8,027
Goodwill and other intangible assets	118,673
Property and equipment	3,941
Other assets	9,982

Total assets acquired	168,378

Claims payable	27,424
Other liabilities	9,554

Total liabilities assumed	36,978

Net assets acquired	$131,400

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

      5. In 2002, Cleveland A. Tyson, a former employee of our Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. It alleges that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program. Mr. Tyson’s first amended complaint was unsealed and served on AMERIGROUP Illinois, Inc. in June 2003. Therein, Mr. Tyson alleges that AMERIGROUP Illinois, Inc. maintained a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other Medicaid recipients with special needs. In his suit, Mr. Tyson seeks statutory penalties of no less than $5.5 and no more than $11.0 per violation and an unspecified amount of damages. Mr. Tyson’s complaint does not specify the number of alleged violations.
      The court denied AMERIGROUP Illinois, Inc.’s motion to dismiss Mr. Tyson’s second amended complaint on September 26, 2004. AMERIGROUP Illinois, Inc. filed a motion for summary judgment in December 2004 and it is pending before the court. On February 15, 2005, we received a motion filed by the Office of the Attorney General for the State of Illinois on February 10, 2005, seeking court approval to intervene on behalf of the State of Illinois. On March 2, 2005, the court granted that motion to intervene. On March 3, 2005, AMERIGROUP Illinois, Inc. filed a motion to dismiss for lack of subject matter jurisdiction, based upon a recent opinion of the United States Court of Appeals for the District of Columbia Circuit and additional cases that bar actions under the federal False Claims Act unless there is direct presentment of allegedly false claims to the federal government. Also on March 3, 2005, the Office of the Attorney General of the State of Illinois issued a subpoena to AMERIGROUP Corporation as part of an investigation pursuant to the Illinois Whistleblower Reward and Protection Act to determine whether a violation of the Act has occurred. AMERIGROUP Corporation filed a motion objecting to the subpoena on the grounds, among other things, that the subpoena is duplicative of one previously served on AMERIGROUP Corporation in the

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
federal court Tyson litigation with which AMERIGROUP Corporation is complying. The Office of the Attorney General of the State of Illinois withdrew its state court subpoena in September 2005.
      On May 6, 2005, Plaintiffs filed a joint motion for leave to amend their complaint. At a hearing on June 7, 2005, Judge David A. Coar indicated that he would grant the motion to amend. On June 22, 2005, Plaintiffs served AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. with a third amended complaint, which includes allegations that AMERIGROUP Corporation is liable as the alter-ego of AMERIGROUP Illinois, Inc. and allegations that AMERIGROUP Corporation is liable for making false claims or causing false claims to be made. On July 7, 2005, AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. filed a motion to dismiss the third amended complaint based on several independent grounds, including the lack of subject matter jurisdiction, which also was raised in the prior motion to dismiss. In September 2005, Judge David A. Coar issued an order of recusal. Senior Judge Harry D. Leinenweber is now the judge for this case. Judge Leinenweber extended fact discovery for both parties an additional 60 days and has agreed to rule on the dispositive motions seeking dismissal of this case with prejudice. At this time, fact discovery is scheduled to close on December 31, 2005. On October 17, 2005, Judge Leinenweber denied the motion to dismiss for lack of subject matter jurisdiction. In that ruling, Judge Leinenweber did not address the other grounds for dismissal raised in the pending motion to dismiss the third amended complaint. The United States Attorneys’ Office filed a motion to intervene on behalf of the United States of America in August 2005. On October 17, 2005, Judge Leinenweber granted that motion to intervene.
      Plaintiffs have proposed a number of damage theories under which alleged damages range, after trebling, from $60,000 to $690,000; however, it is unclear which, if any, of these theories will be relied upon by plaintiff’s damage experts when expert discovery concludes. The damage experts retained by the Company for this litigation have not reached any conclusions as to estimates of potential damages, if any. Although it is possible that the outcome of this case will not be favorable to us, we cannot with any certainty give a reasonable estimate of any potential damages. Accordingly, we have not recorded any liability at September 30, 2005. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations, or liquidity.
      Beginning on October 3, 2005, four purported securities class action complaints were filed in the United States District Court for the Eastern District of Virginia on behalf of persons who acquired our common stock between April 27, 2005 and September 28, 2005. These complaints are captioned Nieves v. AMERIGROUP Corp., et al., Civil Action No.2:05-cv-578; Pearson v. AMERIGROUP Corp. et al., Civil Action No.2:05-cv-591; Murphey v. AMERIGROUP Corp. et al., Civil Action No.2:05-cv-600; Kling v. AMERIGROUP. et al., Civil Action No.2:05-cv-601 (collectively, the “Actions”). The Actions purport to allege claims against AMERIGROUP Corporation, Jeffrey L. McWaters, James G. Carlson, Stanley F. Baldwin, E. Paul Dunn, Jr., and Kathleen K. Toth for alleged violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaints allege that we issued a series of materially false and misleading statements regarding AMERIGROUP Corporation’s financial statements and business and prospects. Among other things, the Actions seek compensatory damages and attorneys’ fees and costs. The Actions, and any subsequently filed related actions, will be consolidated into a single consolidated action. The Actions are in the early stages, and no prediction can be made as to the outcome. Although we intend to vigorously contest these allegations, there can be no assurance that the ultimate outcome of these Actions will not have a material adverse effect on our financial position, results of operations or liquidity.
      6. In April 2004, the Maryland Legislature enacted a budget for the 2005 fiscal year beginning July 1, 2004 that included a provision to reduce the premium paid to managed care organizations (MCOs) that did not meet certain HEDIS scores and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. In May 2004, the Maryland Secretary of Health and Mental Hygiene, in consultation with Maryland’s legislative leadership, determined our premium recoupment to be $846. A liability for the recoupment was recorded with a corresponding charge to premium revenue during the year ended Decem-

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
ber 31, 2004. Additionally, the Legislature directed that the Department of Health and Mental Hygiene complete a study by September 2004 on the relevance of the medical loss ratio threshold as an indicator of quality. The results of this study, which were released in October 2004, did not directly address what would happen in the future if an MCO reported a medical loss ratio below 84%. As a result, we believed the Maryland Legislature could enact similar legislation in 2005 as part of its fiscal year 2006 budget, requiring premium recoupment. Accordingly, we recorded a reduction in premium of $6,100 in our consolidated financial statements during the year ended December 31, 2004, which was our best estimate of the possible outcome of this issue.
      The Maryland Legislative Session ended on April 11, 2005 and it addressed the medical loss ratio assessment in the following manner. First, no budget action was taken to recoup premium relating to 2003 as it did in the 2004 legislative session. Second, the Legislature amended the existing statute to clarify the process and required that regulations be promulgated by the Department of Health and Mental Hygiene before an action could be taken to recoup premium based upon an MCO’s medical loss ratio. Based on this information, we reversed the reduction in premium that was previously recorded resulting in approximately $6,100 of additional premium revenue in the three months ended March 31, 2005. Net of the related tax effect, net income increased approximately $3,700, or $0.07 per diluted share, for the nine months ended September 30, 2005, as a result of this reversal.
      7. During the three months ended June 30, 2005, we increased our actuarial best estimate for health benefits expense by approximately $13,000, for prior period claims estimates, primarily driven by increased influenza-like illness in several markets, increased NICU and pregnancy costs in our Fort Worth market due to the exit of our only competitor in late 2004, and elevated health benefits costs in New Jersey and Florida. Net of the related tax effect, net income decreased approximately $7,900, or $0.15 per diluted share, for the three months ended June 30, 2005, as a result of this increase in claims estimates. Approximately $8,000 of the increase in claims estimates related to the first quarter of 2005 and approximately $5,000 related to the second half of 2004.
      In consultation with our actuaries, we also reduced the factor for claims uncertainty included in claims payable during the second quarter by approximately $8,000, due to stabilized claims payment patterns as well as our increased company size and maturity of certain markets and products which improved predictability. Net of the related tax effect, net income increased approximately $4,800, or $0.09 per diluted share for both the three months ended June 30, 2005 and the nine months ended September 30, 2005, as a result of this change in estimate.
      For the three months ended September 30, 2005, we increased our actuarial best estimate for health benefits expense by approximately $20,000 for prior period claims estimates, primarily driven by increased cost trend due to a higher incidence of illness, obstetrics (OB) and related costs such as NICU and other services, and higher utilization and unit costs for network changes and other new contract terms. Net of the related tax effect, net income decreased approximately $12,300, or $0.23 per diluted share, for the three months ended September 30, 2005, as a result of this increase in claims estimates. Of this increase, approximately $21,500 related to the first and second quarter of 2005, offset by a decrease in claims estimates related to 2004 and prior of $1,500.
      Net of the related tax effect, net income decreased by approximately, $2,200, or $0.04 per diluted share, for the nine months ended September 30, 2005 as a result of the increase in claims estimates related to 2004 and prior.
      8. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS No. 123(R)), Shared-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25, SFAS 148 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative.
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
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the fair value method of SFAS No. 123(R) will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of proforma net income (loss) and earnings (loss) per share in Note 3. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $1,042 and $1,496 for the three months ended September 30, 2005 and 2004, respectively and $8,447 and $4,881 for the nine months ended September 30, 2005 and 2004, respectively.
      9. The differences between net income (loss) and total comprehensive income (loss) resulted from changes in unrealized gains and losses on investments available-for-sale, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net (loss) income	$(2,260)	$24,333	$40,731	$63,617
Changes in unrealized loss on investments, net of tax	(178)	—	(178)	—

Total comprehensive (loss) income	$(2,438)	$24,333	$40,553	$63,617

      10. On May 10, 2005, we entered into an amendment (Amendment) to our existing Credit Agreement, which among other things, provides for an increase in the commitments under our Credit Agreement to $150,000 and a five-year extension of the term from the date of the Amendment. The Credit Agreement, as amended, contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50,000. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies.

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP Corporation and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on the leverage ratio. The Credit Agreement terminates on May 10, 2010. As of September 30, 2005, there were no borrowings outstanding under our current $150,000 Credit Agreement.
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

Overview
      We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, SCHIP and FamilyCare. We were founded in December 1994 with the objective of becoming the leading managed care organization in the U.S. focused on serving people who receive these types of benefits. Having concluded our tenth year of operations, we continue to believe that managed healthcare remains the only proven mechanism that significantly reduces medical cost trends and helps our state partners control their costs while improving access to care quality.
      During the first and second quarters of 2005, we took steps to increase our claims tempo, which is the speed at which claims are paid. This faster claims tempo impacted the estimated completion factors for those quarters. Completion factors are the percentage of actual claims paid to the expected total claims that will be paid. At the end of each of those quarters, we estimated our claims liability for services rendered during those quarters but for which we had yet to be billed. At the end of the third quarter, with the availability of additional paid claims data, it appeared that our completion factors were actually lower than what we had originally estimated for the first half of the year. The change in claims tempo impacted our estimates of the completion factors resulting in the delayed detection of increases in medical expenses that had occurred during the first half of the year. We now believe that we paid a smaller percentage of the expected total claims to be paid for the first half of the year than we originally estimated. Accordingly, in the third quarter, we revised the estimated completion factors for the first and second quarters, which contributed to an increase in the estimated health benefits expense for those quarters.
      In the near term, our intention is to focus on developing action plans devoted to realizing improvements from:

•	Actuarially sound rate setting;

•	Targeted provider re-contracting;

•	Expanded disease management and Early Case Finding; and

•	Continued claims processing improvements.
      In our third quarter ended September 30, 2005, we increased our total revenues by 24.5% over the same period in 2004. Total membership increased 165,000, or 17.7%, to 1,099,000 as of September 30, 2005, from 934,000 as of September 30, 2004. Our revenue growth was due to a number of factors including:

•	Organic growth — Our premium revenues for the third quarter of 2005 from this source, increased 12.5% over the same period in 2004 from membership increases in existing service areas and new markets and premium rate increases received after September 30, 2004 to date. Premium revenues were adversely affected by $6.3 million of anticipated premium recoupments related to recently identified enrollment errors by the States of Florida and Texas due to eligibility issues related to prior periods.

•	Growth through acquisitions — Effective January 1, 2005, we completed our stock acquisition of CarePlus in New York City, New York, pursuant to the terms of the merger agreement. At the date of the acquisition, CarePlus served approximately 115,000 members covered by New York State’s Medicaid, Child Health Plus and Family Health Plus programs. CarePlus’ service areas include New York City (Brooklyn, Manhattan, Queens and Staten Island) and Putnam County, New York. CarePlus accounted for 49% of the premium revenue increase in the third quarter of 2005 over the third quarter of 2004.
      As of September 30, 2005, over 46% of our current membership has resulted from ten acquisitions. We are currently evaluating potential acquisition opportunities. We are also focused on growth opportunities in new markets and new products. We will continue to only pursue opportunities that we believe meet our return metrics. We continue to believe acquisitions will be an important part of our long-term growth strategy.
      For the three months ended September 30, 2005, our health benefits ratio (HBR) was 89.3% versus 79.9% in the same period of the prior year. Our third quarter results reflect changes to the health benefits ratio from increases in prior period claims estimates of approximately $20.0 million, or $0.23 per diluted share, net of income taxes. Of this increase in claims estimates, approximately $18.0 million related to the second quarter of 2005. Excluding the effect of the increase in prior period claims estimates, our HBR for the three months ended September 30, 2005 would have been 85.8% compared to 79.9% in same period of the prior year.
      Selling, general and administrative expenses (SG&A) were 10.8% of total revenues for the three months ended September 30, 2005 compared to 11.1% in the same period of the prior year. For the nine months ended September 30, 2005, our SG&A ratio was 10.7% compared to 10.6% in the same period of the prior year. Our SG&A dollars increased for both periods primarily due to an increase in premium tax and legal fees. Our SG&A ratio during the three months ended September 30, 2005 reflects a significant offset to these increased costs due to a decrease in earnings-based incentive compensation plans compared to the prior period.
      Cash and investments totaled $597.2 million at September 30, 2005. A significant portion of this cash is regulated by state capital requirements. However, $174.4 million of our cash and investments was unregulated and held at the parent level.
      On July 2, 2004, the State of Texas released a Request for Proposal (RFP) to re-procure its current Medicaid managed care programs, as well as to expand the current programs. In July 2005, the State announced the results of this competitive-bidding process as it relates to the TANF (STAR) and SCHIP populations. AMERIGROUP’s wholly-owned subsidiary, AMERIGROUP Texas, Inc. was awarded STAR and SCHIP, or TexCare, contracts in its current service areas of Houston, Dallas and Fort Worth and contracts in two new service areas of Corpus Christi and El Paso. AMERIGROUP Texas, Inc. was granted a STAR contract for the Austin service area. AMERIGROUP Texas, Inc. will have one or more competitors in each of its new and current service areas for the STAR and TexCare programs. The combined eligibles for these expanded products and markets are approximately 1,100,000 as compared to the existing eligible population of 735,000. In September 2005, the Company notified the State of Texas that it had declined the contract award in El Paso. This decision was reached after the State of Texas announced the results of the bid, which included re-awarding contracts to the two existing managed care providers that currently serve approximately 73% of the eligibles in this market. This competitive environment would significantly limit market expansion opportunities. Implementation of the remaining contracts is expected to be in September 2006. These awards do not include the expansion of the STAR+PLUS program. The State announced expansion of STAR+PLUS into all remaining urban areas under a modified structure which will exclude risk on hospitalization costs to protect the upper payment limit. This may reduce premium levels compared to the current STAR+PLUS reimbursement, but will be offset by an accompanied reduction in medical risk. The draft RFP is scheduled to be released in early 2006, with implementation in late 2007.
      The exclusive risk-sharing arrangement that we had with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC) that covered an estimated 129,000 AMERICAID members in Fort Worth, Texas expired on August 31, 2005. To the extent that our medical cost experience in Fort Worth was higher during the eight months ended August 31, 2005, our cost was mitigated due to this risk-sharing arrangement. Effective September 1, 2005, we entered into a non-exclusive, non-risk sharing agreement with CCPN and CCMC. We have also contracted individually with certain CCPN physicians. Additionally, Cook Children’s Healthplan was awarded a contract to provide STAR and TexCare programs in Fort Worth.
      AMERIGROUP announced on June 2, 2005, that the State of Illinois cut $70 million from its fiscal year 2006 Medicaid managed care budget. The State of Illinois’ decision to reduce spending on its Medicaid managed care program caused AMERIGROUP Illinois, Inc., to reduce its operations beginning with the third quarter of 2005. Effective July 1, 2005, AMERIGROUP Illinois, Inc. entered into a new contract with the State of Illinois that substantially reduced reimbursement for administrative, sales and marketing expenses and, accordingly, AMERIGROUP Illinois, Inc., has reduced the size of its organization. The Illinois Legislature recently passed a bill proposed by the Governor that would expand coverage for all uninsured kids in Illinois, using savings generated by imposing a statewide primary care case management program (PCCM). This will allow the creation of a new entitlement with very limited controls on the growing costs of Medicaid. According to the State of Illinois, the current HMO model would co-exist and provide a choice for members.

This may limit growth opportunities for HMOs and require us to reconsider our business strategy with respect to this market in the future.
      AMERIGROUP signed a contract with the Commonwealth of Virginia on July 15, 2005, and began enrolling members in September 2005. AMERIGROUP also received an HMO license in the State of Ohio in July and signed a contract with the State of Ohio on July 25, 2005, and began enrolling members in September 2005.
      As a result of a competitive-bidding process AMERIGROUP’s Georgia subsidiary was chosen in July 2005 to offer healthcare coverage to low-income residents in four of six regions in the State of Georgia. Georgia will represent AMERIGROUP’s entry into its tenth state. AMERIGROUP’s wholly-owned Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. (d/b/a AMERIGROUP Georgia) will have two competitors in the Atlanta Region and one competitor in each of the other regions. The total eligibles in all four regions are approximately 850,000, with 505,000 in the Atlanta Region. We anticipate that AMERIGROUP Georgia will commence enrollment of members in the Atlanta Region on April 1, 2006.
      On September 23, 2005, the Centers for Medicare and Medicaid Services (CMS) designated AMERIGROUP Texas, Inc., as a Special Needs Plan. AMERIGROUP Texas, Inc. has entered into a contract with CMS to offer Medicare benefits to dual eligibles that live in and surrounding Harris County, Texas beginning January 1, 2006. AMERIGROUP Texas, Inc. already serves these members today through the Texas Medicaid STAR+PLUS program and will offer them the Medicare and Part D drug benefit under this new contract.
      In April 2004, the Maryland Legislature enacted a budget for the 2005 fiscal year beginning July 1, 2004 that included a provision to reduce the premium paid to managed care organizations (MCOs) that did not meet certain HEDIS scores and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. In May 2004, the Maryland Secretary of Health and Mental Hygiene, in consultation with Maryland’s legislative leadership, determined our premium recoupment to be $846,000. A liability for the recoupment was recorded with a corresponding charge to premium revenue during the year ended December 31, 2004. Additionally, the Maryland Legislature directed that the Department of Health and Mental Hygiene complete a study by September 2004 on the relevance of the medical loss ratio threshold as an indicator of quality. The results of this study, which were released in October 2004, did not directly address what would happen in the future if an MCO reported a medical loss ratio below 84%. As a result, we believed the Maryland Legislature could enact similar legislation in 2005 as part of its fiscal year 2006 budget, requiring premium recoupment. Accordingly, we recorded a reduction in premium of $6.1 million in our consolidated financial statements during the year ended December 31, 2004, which was our best estimate of the possible outcome of this issue.
      The Maryland Legislative Session ended on April 11, 2005 and it addressed the medical loss ratio assessment in the following manner. First, no budget action was taken to recoup premium relating to 2003 as it did in the 2004 legislative session. Second, the Maryland Legislature amended the existing statute to clarify the process and required that regulations be promulgated by the Department of Health and Mental Hygiene before an action could be taken to recoup premium based upon an MCO’s medical loss ratio. Based on this information, we reversed the reduction in premium that was previously recorded resulting in $6.1 million of additional premium revenue in the nine months ended September 30, 2005.

      The following table sets forth the approximate number of our members we served in each state for the dates presented.

	September 30,

	2005	2004

Texas	405,000	384,000
Florida	215,000	242,000
Maryland	136,000	128,000
New York	130,000	—
New Jersey	108,000	105,000
Illinois	44,000	36,000
District of Columbia	41,000	39,000
Virginia	19,000	—
Ohio	1,000	—

Total	1,099,000	934,000

Percentage growth from September 30, 2004 to September 30, 2005	17.7%
      The following table sets forth the approximate number of our members in each of our products for the dates presented.

	September 30,

Product	2005	2004

AMERICAID (Medicaid — TANF)	775,000	649,000
AMERIKIDS (SCHIP)	196,000	194,000
AMERIPLUS (Medicaid — SSI)	87,000	78,000
AMERIFAM (FamilyCare)	41,000	13,000

Total	1,099,000	934,000

      As of September 30, 2005, we served 1,099,000 members, which reflects an increase of 165,000 members compared to September 30, 2004. The CarePlus acquisition, effective January 1, 2005, added the New York market, which has grown to 130,000 members as of September 30, 2005. The remaining organic growth occurred in all of our markets, except Florida, due to new product offerings, expansion into new service areas, successful marketing initiatives, as well as competitors leaving the market. The Florida market decrease of 27,000 members is primarily the result of a decrease in the SCHIP program, Florida Healthy Kids. This decrease is a direct result of changes made by the State of Florida during 2004 in the eligibility re-determination process and the frequency of member enrollment, both of which have negatively impacted the statewide membership in the Florida Healthy Kids program. Earlier this year, the State of Florida enacted legislation to address this problem by increasing the frequency of the enrollment period from semi-annual to monthly. The State of Florida is in the process of implementing this enrollment change.
      On a sequential quarterly basis, organic membership grew by approximately 29,000 members. In the previous quarter, sequential membership growth was negatively impacted by enrollment difficulties in the Florida Healthy Kids program, as noted above, as well as Medicaid eligibility processing issues in the State of Texas. In the current quarter, membership did not reflect a similar impact as Florida membership remained relatively constant and Texas membership increased reflecting efforts by the State of Texas to cure temporary interruptions in its ability to process new Medicaid applications. This interruption was a result of the State’s decision to outsource the eligibility determination process in 2005, causing employee turnover. The transition to the State’s outsourcing contract is still in process and is expected to be completed in 2005. We can give no assurances that either the Florida legislative changes or the completion of the Texas eligibility outsourcing will have a positive impact on our membership growth.

Results of Operations
      The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Premium revenue	99.2%	99.4%	99.3%	99.5%
Investment income and other	0.8	0.6	0.7	0.5

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits(1)	89.3%	79.9%	84.7%	80.7%
Selling, general and administrative expenses	10.8%	11.1%	10.7%	10.6%
(Loss) income before income taxes	(0.5)%	8.4%	4.0%	7.9%
Net (loss) income	(0.4)%	5.2%	2.4%	4.8%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.
Three and Nine Month Periods Ended September 30, 2005 Compared to Three and Nine Month Periods Ended September 30, 2004

Revenues
      Premium revenue for the three months ended September 30, 2005 increased $114.6 million, or 24.5%, to $582.8 million from $468.2 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005 premium revenue increased $371.0 million, or 28.0%, to $1,697.4 million from $1,326.4 million for the nine months ended September 30, 2004. The increase in both periods was due to the CarePlus acquisition, organic growth in overall membership, and premium rate increases. Our premium revenue for the three and nine months ended September 30, 2005 reflects $6.3 million of anticipated adverse premium recoupments related to recently identified enrollment errors by the States of Florida and Texas for eligibility issues related to prior periods. Additionally, the reversal of the estimated Maryland premium recoupment of $6.1 million previously recorded is reflected in the nine months ended September 30, 2005. Total membership increased by 165,000 or 17.7%, to 1,099,000 as of September 30, 2005, from 934,000 as of September 30, 2004.
      Investment income and other increased $1.8 million to $4.6 million for the three months ended September 30, 2005 from $2.8 million for the three months ended September 30, 2004 and increased $5.2 million to $12.2 million for the nine months ended September 30, 2005 from $7.0 million for the nine months ended September 30, 2004. The increase in investment income and other in both periods was primarily due to higher interest rates over the prior year.

Health benefits
      Expenses relating to health benefits for the three months ended September 30, 2005 increased $146.2 million, or 39.1%, to $520.2 million from $374.0 million for the three months ended September 30, 2004. Our HBR was 89.3% for the three months ended September 30, 2005 versus 79.9% in the same period of the prior year. Our $146.2 million increase in health benefits expense is due to the following:

•	An increase in health benefits expenses related to services performed in prior periods, of approximately $20.0 million, of which $18.0 million relates to the second quarter of 2005.

•	An increase in membership for the three months ended September 30, 2005 compared to three months ended September 30, 2004, accounted for $67.0 million of the increase in health benefits expenses.

•	Our cost variance, or our trend increase, for the three months ended September 30, 2005 compared to the same period in 2004, is approximately $59.0 million. We estimate that half of the increase, or $31.0 million, is consistent with underlying Medicaid market-wide trend. This trend reflects changes in our market and product mix and medical cost increases comprised of unit cost and utilization. The balance of the increase is primarily due to a higher incidence of illness, OB and related costs such as NICU and other services, and higher utilization and unit costs for network changes and other new contract terms.
      For the nine months ended September 30, 2005, expenses relating to health benefits increased $367.0 million, or 34.3%, to $1,437.7 million from $1,070.7 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the HBR increased to 84.7% from 80.7% for the nine months ended September 30, 2004. Our year-to-date results have been impacted by an increase in membership, as well as a higher incidence of illness, OB and related costs such as NICU and other services, and lastly, higher utilization and unit costs for network changes and other new contract terms.

Selling, general and administrative expenses
      Our SG&A to total revenues ratio was 10.8% and 11.1% for the three months ended September 30, 2005 and 2004, respectively, and 10.7% and 10.6% for the nine months ended September 30, 2005 and 2004, respectively. SG&A for the three months ended September 30, 2005 increased $11.5 million, or 22.0%, to $63.6 million from $52.1 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, SG&A increased $42.0 million, or 29.7%, to $183.4 million from $141.4 million for the nine months ended September 30, 2004.
      Our SG&A ratio decreased 0.3% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to an increase in premium tax related primarily to the State of Maryland that began in April 2005 and legal costs related to the Tyson litigation offset by a decrease in salaries and benefits that resulted from the lack of an accrual year-to-date in 2005 for earnings-based incentive compensation plans.
      Our SG&A ratio increased 0.1% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due an increase in premium tax related to the State of New Jersey that began in July 2004 and the State of Maryland that began in April 2005 and an increase in legal costs related to the Tyson litigation offset by a decrease in salaries and benefits that resulted from the lack of an accrual year-to-date in 2005 for earnings-based incentive compensation plans.

Interest expense
      Interest expense was $0.2 million for each of the three months ended September 30, 2005 and 2004, and $0.5 million for each of the nine months ended September 30, 2005 and 2004, respectively.

Provision for income taxes
      Income tax benefit for the three months ended September 30, 2005 was $0.9 million with an effective tax rate of 27.3% compared to $15.3 million income tax expense with an effective tax rate of 38.7% for the three months ended September 30, 2004. Income tax expense for the nine months ended September 30, 2005 was $27.1 million with an effective tax rate of 39.9% compared to $41.3 million with an effective tax rate of 39.4% for the nine months ended September 30, 2004. The fluctuation in the rates in both periods is primarily due to a decline in income before income taxes without a corresponding decrease in non-deductible expenses.

Liquidity and capital resources
      Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flows from operations and borrowings under our current Amended and Restated Credit Agreement (Credit Agreement). As of September 30, 2005, we had cash and cash equivalents of $243.6 million, short and long-term investments of $297.3 million and restricted investments on deposit for licensure of $56.3 million. A significant portion of this cash and investments is regulated by state capital requirements. Unregulated cash and investments as of September 30, 2005 were approximately $174.4 million.
      On May 10, 2005, we entered into an amendment (Amendment) to our Credit Agreement, which, among other things, provides for an increase in the commitments under our Credit Agreement then in existence to $150.0 million and a five-year extension of the term from the date of the Amendment. The Credit Agreement, as amended, contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on the leverage ratio. The Credit Agreement terminates on May 10, 2010. As of September 30, 2005, there were no borrowings outstanding under our current $150.0 million Credit Agreement.
      Pursuant to the Credit Agreement as amended, we must meet certain financial covenants. These financial covenants include meeting certain financial ratios and a limit on capital expenditures.
      Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of September 30, 2005, our subsidiaries were in compliance with all minimum statutory capital requirements. We believe that we will continue to be in compliance with these requirements for the next 12 months.
      On May 23, 2005, our shelf registration statement was declared effective with the Securities and Exchange Commission covering the issuance of up to $400.0 million of securities including common stock, preferred stock and debt securities. No securities have been issued under the shelf registration. Under this shelf registration, we may publicly offer such registered securities from time-to-time at prices and terms to be determined at the time of the offering.
      Effective January 1, 2005, we completed our stock acquisition of CarePlus in New York City, pursuant to the terms of the merger agreement entered into on October 26, 2004 for $126.8 million in cash, including acquisition costs. On June 17, 2005, additional consideration of $4.6 million was paid in accordance with the terms of the merger agreement. This acquisition was funded with unregulated cash. Goodwill and other intangibles total $118.7 million, which includes $14.0 million of specifically identifiable intangibles allocated to the rights to membership, the provider network, non-compete agreements and trademarks.
      Cash provided by operating activities was $55.3 million for the nine months ended September 30, 2005, compared to $68.9 million for the nine months ended September 30, 2004. The decrease in cash from operations of $13.6 million was primarily due to the following:
      Increases in cash flows due to:

•	an increase in the change in unearned revenue of $45.3 million due to accruals for overpayments received from the states of Texas and Florida and early payment of future revenues in Ohio; and

•	an increase in the change in claims payable of $21.5 million primarily due to increased medical costs in 2005 compared to 2004.
      Offset by decreases in cash flows due to:

•	a decrease in net income of $22.9 million;

•	a decrease in the change in premium receivables of $18.2 million primarily due to the timing of payment for our new market, New York, where premium is billed by our New York subsidiary and collected approximately four weeks later; and

•	a decrease in the change in accounts payable, accrued expenses and other liabilities of $36.6 million primarily as a result of the decrease in the contingent liability accrued for the Maryland market which was accrued in the comparative 2004 period and released in the 2005 period ($12.2 million of the decrease); payment of 2004 incentive compensation in 2005, with no corresponding accrual in 2005 ($11.0 million of the decrease); change in income taxes payable to a prepaid as a result of timing of payments ($5.7 million of the decrease); and payment of premium taxes net of accruals as a result of timing of payments ($11.2 million). Remaining change is a result of individually insignificant items.
      For the nine months ended September 30, 2005 and 2004, cash used in investing activities was $44.1 million and $107.2 million, respectively. The decrease in cash used in investing activities results primarily from the purchase of CarePlus net of the cash acquired of $103.6 million offset by an increase in net investment proceeds in excess of purchases of $167.7 million. We currently anticipate total capital expenditures of approximately $24.0 to $26.0 million in 2005.
      Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of September 30, 2005, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is slightly under three months. We utilize investment vehicles such as commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted average taxable equivalent yield on consolidated investments as of September 30, 2005 was approximately 3.27%.
      Cash provided by financing activities was $5.3 million for the nine months ended September 30, 2005 compared to cash used in financing activities of $0.1 million for the nine months ended September 30, 2004. The change from cash used in financing activities to cash provided by financing activities was primarily related to a reduction in cash out flows from bank overdrafts.
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
      As of September 30, 2005 we had short-term investments of $97.2 million, long-term investments of $200.1 million and investments on deposit for licensure of $56.3 million. These investments consist primarily of investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would expect any decrease in the value of these investments resulting from any decrease in changes in market interest rates to be temporary. As of September 30, 2005, a hypothetical 1% change in interest rates would result in an approximate $3.5 million change in our annual investment income.

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
      (b) Changes in Internal Controls over Financial Reporting. During the third quarter of 2005, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings
      In 2002, Cleveland A. Tyson, a former employee of our Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. It alleges that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program. Mr. Tyson’s first amended complaint was unsealed and served on AMERIGROUP Illinois, Inc. in June 2003. Therein, Mr. Tyson alleges that AMERIGROUP Illinois, Inc. maintained a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other Medicaid recipients with special needs. In his suit, Mr. Tyson seeks statutory penalties of no less than $5,500 and no more than $11,000 per violation and an unspecified amount of damages. Mr. Tyson’s complaint does not specify the number of alleged violations.
      The court denied AMERIGROUP Illinois, Inc.’s motion to dismiss Mr. Tyson’s second amended complaint on September 26, 2004. AMERIGROUP Illinois, Inc. filed a motion for summary judgment in December 2004 and it is pending before the court. On February 15, 2005, we received a motion filed by the Office of the Attorney General for the State of Illinois on February 10, 2005, seeking court approval to intervene on behalf of the State of Illinois. On March 2, 2005, the court granted that motion to intervene. On March 3, 2005, AMERIGROUP Illinois, Inc. filed a motion to dismiss for lack of subject matter jurisdiction, based upon a recent opinion of the United States Court of Appeals for the District of Columbia Circuit and additional cases that bar actions under the federal False Claims Act unless there is direct presentment of allegedly false claims to the federal government. Also on March 3, 2005, the Office of the Attorney General of the State of Illinois issued a subpoena to AMERIGROUP Corporation as part of an investigation pursuant to the Illinois Whistleblower Reward and Protection Act to determine whether a violation of the Act has occurred. AMERIGROUP Corporation filed a motion objecting to the subpoena on the grounds, among other things, that the subpoena is duplicative of one previously served on AMERIGROUP Corporation in the federal court Tyson litigation with which AMERIGROUP Corporation is complying. The Office of the Attorney General of the State of Illinois withdrew its state court subpoena in September 2005.

      On May 6, 2005, Plaintiffs filed a joint motion for leave to amend their complaint. At a hearing on June 7, 2005, Judge David A. Coar indicated that he would grant the motion to amend. On June 22, 2005, Plaintiffs served AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. with a third amended complaint, which includes allegations that AMERIGROUP Corporation is liable as the alter-ego of AMERIGROUP Illinois, Inc. and allegations that AMERIGROUP Corporation is liable for making false claims or causing false claims to be made. On July 7, 2005, AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. filed a motion to dismiss the third amended complaint based on several independent grounds, including the lack of subject matter jurisdiction, which also was raised in the prior motion to dismiss. In September 2005, Judge David A. Coar issued an order of recusal. Senior Judge Harry D. Leinenweber is now the judge for this case. Judge Leinenweber extended fact discovery for both parties an additional 60 days and has agreed to rule on the dispositive motions seeking dismissal of this case with prejudice. At this time, fact discovery is scheduled to close on December 31, 2005. On October 17, 2005, Judge Leinenweber denied the motion to dismiss for lack of subject matter jurisdiction. In that ruling, Judge Leinenweber did not address the other grounds for dismissal raised in the pending motion to dismiss the third amended complaint. The United States Attorneys’ Office filed a motion to intervene on behalf of the United States of America in August 2005. On October 17, 2005, Judge Leinenweber granted that motion to intervene.
      Plaintiffs have proposed a number of damage theories under which alleged damages range, after trebling, from $60.0 million to $690.0 million; however, it is unclear which, if any, of these theories will be relied upon by plaintiff’s damage experts when expert discovery concludes. The damage experts retained by the Company for this litigation have not reached any conclusions as to estimates of potential damages, if any. Although it is possible that the outcome of this case will not be favorable to us, we cannot with any certainty give a reasonable estimate of any potential damages. Accordingly, we have not recorded any liability at September 30, 2005. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations, or liquidity.
      Beginning on October 3, 2005, four purported securities class action complaints were filed in the United States District Court for the Eastern District of Virginia on behalf of persons who acquired our common stock between April 27, 2005 and September 28, 2005. These complaints are captioned Nieves v. AMERIGROUP Corp., et al., Civil Action No.2:05-cv-578; Pearson v. AMERIGROUP Corp. et al., Civil Action No.2:05-cv-591; Murphey v. AMERIGROUP Corp. et al., Civil Action No.2:05-cv-600; Kling v. AMERIGROUP. et al., Civil Action No.2:05-cv-601 (collectively, the “Actions”). The Actions purport to allege claims against AMERIGROUP Corporation, Jeffrey L. McWaters, James G. Carlson, Stanley F. Baldwin, E. Paul Dunn, Jr., and Kathleen K. Toth for alleged violations of Sections 10 (b) and 20 (a) and Rule 10b-5 of the Securities Exchange Act of 1934. The complaints allege that we issued a series of materially false and misleading statements regarding AMERIGROUP Corporation’s financial statements and business and prospects. Among other things, the Actions seek compensatory damages and attorneys’ fees and costs. The Actions, and any subsequently filed related actions, will be consolidated into a single consolidated action. The Actions are in the early stages, and no prediction can be made as to the outcome. Although we intend to vigorously contest these allegations, there can be no assurance that the ultimate outcome of these Actions will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      The Company through its subsidiary AMERIGROUP Illinois, Inc. entered into an amendment, effective August 1, 2005, to the State of Illinois Department of Health Care and Family Services Contract for Furnishing Health Services by a Health Maintenance Organization (Amendment 2). Amendment 2 imposes a medical loss ratio guarantee with which the Company must abide.
      The Company through its subsidiary AMERIGROUP Florida, Inc. entered into the Medical Services Contract with the Florida Healthy Kids Corporation (FHKC), effective October 1, 2005 which replaces the existing contracts with FHKC and expires September 30, 2007.
      The Company through its subsidiary CarePlus LLC, entered into an amendment on August 30, 2005 to the Child Health Plus Contract with the State of New York Department of Health, retroactive to June 30, 2005 which extends the contract term to December 31, 2005.
      The Company through its subsidiary CarePlus LLC, entered into an amendment on October 25, 2005 to the Child Health Plus Contract with the State of New York Department of Health, which extends the contract term to December 31, 2006.
      The Company through its subsidiary CarePlus LLC, entered a Family Health Plus Model Contract with the City of New York through the State of New York Department of Health which replaces the existing Family Health Plus Contract for that region effective for the period October 1, 2005 through September 30, 2007.
      The Company through its subsidiary CarePlus LLC, entered a Family Health Plus Model Contract with the State of New York Department of Health which replaces the existing Family Health Plus Contract for Putnam County effective for the period October 1, 2005 through September 30, 2007.

Item 6.	Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-347410)).
10	.6.9	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10	.6.10	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005 regarding Dental Services (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10	.7.8	Amendment 2, dated August 1, 2005, to the State of Illinois Department of Healthcare and Family Services Contract for Furnishing Health Services by a Health Maintenance Organization.
10.11		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10	.17.8	Amendment No. 2 to the Amended Restated Credit Agreement dated October 22, 2003, among AMERIGROUP Corporation, the Guarantors and the Lenders, named therein, dated May 10, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 13, 2005).
10.18		Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 13, 2005).
10.19		Form of Nonqualified Stock Option Agreement (incorporated by referenced to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 13, 2005).
10.20		Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 13, 2005).
10.21		Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 3, 2005).
10	.22.7	Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to Exhibit 22.7 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.23.3	Amendment No. 13, dated August 31, 2004, to the September 1, 2002 Contract for Services between the HHS and HMO (Childrens Health Insurance Program Agreement (No. 52-00-139-M)) (incorporated by reference to Exhibit 23.3 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.3	Amendment No. 4, dated February 28, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.3 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.4	Amendment No. 5, dated March 31, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.4 to our Current Report on Form 8-K, filed on May 5, 2005).

Exhibit
Number		Description

10	.25.5	Amendment No. 6, dated May 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.6	Amendment No. 7, dated June 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 15, 2005).
10	.25.7	Amendment No. 8, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.25.8	Amendment No. 9, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.25.9	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005.
10.46		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).
10.47		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to Exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).
10.48		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.48.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005.)
10.49		Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.49.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period June 30, 2005 through December 31, 2005 ((Contract No. C-015473).
10	.49.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 ((Contract No. C-015473).
10.50		Family Health Plus Model Contract by and between The City of New York through the State of New York Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007.
10.51		Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2007.
10.60		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2005).

Exhibit
Number		Description

10	.60.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10.61		Contract with Eligible Medicare Advantage (MA) Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 29, 2005).
10	.61.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed September 29, 2005).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 4, 2005.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 4, 2005.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 4, 2005.

Signatures
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ Jeffrey L. McWaters

Jeffrey L. McWaters
Chairman and Chief Executive Officer
Date: November 4, 2005

By:	/s/ E. Paul Dunn, Jr.

E. Paul Dunn, Jr.
Executive Vice President,
Chief Financial Officer and Treasurer
Date: November 4, 2005

Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-347410)).
10	.6.9	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10	.6.10	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005 regarding Dental Services (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10	.7.8	Amendment, dated August 1, 2005, to the State of Illinois Department of Health Care and Family Services Contract for Furnishing Health Services by a Health Maintenance Organization.
10.11		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10	.17.8	Amendment No. 2 to the Amended Restated Credit Agreement dated October 22, 2003, among AMERIGROUP Corporation, the Guarantors and the Lenders, named therein, dated May 10, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 13, 2005).
10.18		Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 13, 2005).
10.19		Form of Nonqualified Stock Option Agreement (incorporated by referenced to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 13, 2005).
10.20		Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 13, 2005).
10.21		Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 3, 2005).
10	.22.7	Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to Exhibit 22.7 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.23.3	Amendment No. 13, dated August 31, 2004, to the September 1, 2002 Contract for Services between the HHS and HMO (Childrens Health Insurance Program Agreement (No. 52-00-139-M)) (incorporated by reference to Exhibit 23.3 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.3	Amendment No. 4, dated February 28, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.3 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.4	Amendment No. 5, dated March 31, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.4 to our Current Report on Form 8-K, filed on May 5, 2005).

Exhibit
Number		Description

10	.25.5	Amendment No. 6, dated May 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.6	Amendment No. 7, dated June 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 15, 2005).
10	.25.7	Amendment No. 8, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.25.8	Amendment No. 9, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.25.9	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005.
10.46		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).
10.47		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to Exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).
10.48		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.48.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005.)
10.49		Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.49.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period June 30, 2005 through December 31, 2005 ((Contract No. C-015473).
10	.49.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 ((Contract No. C-015473.
10.50		Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007.
10.51		Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2007.
10.60		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2005).

Exhibit
Number		Description

10	.60.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10.61		Contract with Eligible Medicare Advantage (MA) Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 29, 2005).
10	.61.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed September 29, 2005).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 4, 2005.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 4, 2005.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 4, 2005.