Form 10-K
period 2005-12-31
AMERIGROUP CORP
filed 2006-03-01
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-31574
AMERIGROUP Corporation
(Exact name of registrant as specified in its charter)

Delaware	54-1739323
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4425 Corporation Lane, Virginia Beach, Virginia	23462
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(757) 490-6900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer Yes ☑ No ☐ Accelerated filer Yes ☐ No ☑ Non-accelerated filer Yes ☐ No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of June 30, 2005 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,056,434,417.
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2006

Common Stock, $.01 par value	51,590,002
Documents Incorporated by Reference

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2006 (Proxy Statement)	Part III

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
      Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	national, state and local economic conditions, including their effect on the rate increase process, timing of payments, as well as their effect on the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations and their effect on certain of our unit costs and our ability to manage our medical costs;

•	changes in Medicaid payment levels and methodologies and the application of such methodologies by the government;

•	liabilities and other claims asserted against us;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels;

•	demographic changes;

•	terrorism; and

•	the unfavorable resolution of pending litigation.
      Investors should also refer to Item 1A entitled “Risk Factors” for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

PART I.

Item 1.	Business
Overview
      We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, State Children’s Health Insurance Program (SCHIP), FamilyCare and Special Needs Plans (SNP) for members who are eligible for both Medicaid and Medicare, or “dual eligibles”. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our target populations because of our focus on providing managed care to these populations, our medical management programs and our community-based education and outreach programs. Unlike many managed care organizations that attempt to serve the general commercial population, as well as Medicare and Medicaid populations, we are focused primarily on the Medicaid, SCHIP and FamilyCare populations. Additionally, effective January 1, 2006 we began serving a discrete group of the Medicare population through a SNP program. In general, as compared to commercial or traditional Medicare populations, our target population is younger, accesses healthcare in an inefficient manner and has a greater percentage of medical expenses related to obstetric services, diabetes, circulatory and respiratory conditions. We design our programs to address the particular needs of our members, for whom we facilitate access to healthcare benefits pursuant to agreements with the applicable regulatory authority. We combine medical, social and behavioral health services to help our members obtain quality healthcare in an efficient manner. Our success in establishing and maintaining strong relationships with our government partners, providers and members has enabled us to obtain new contracts and to establish a leading market position in many of the markets we serve. Providers are hospitals, physicians and ancillary medical programs that provide medical services to our members. Members are said to be “enrolled” with our health plans to receive benefits. Accordingly, our total membership is generally referred to as our enrollment. As of December 31, 2005, we provided an array of products to approximately 1,129,000 members in the District of Columbia, Illinois, Florida, Maryland, New Jersey, New York, Ohio, Texas and Virginia.
      We were incorporated in Delaware on December 9, 1994 as AMERICAID Community Care by a team of experienced senior managers led by Jeffrey L. McWaters, our Chairman and Chief Executive Officer. We have expanded through developing products and markets and negotiating contracts with various state governments. During 1996, we began enrolling Medicaid members in our Fort Worth, New Jersey and Illinois plans. In 1997, we obtained a contract and began enrolling members in our Houston plan. In 1999, we began operating in Maryland and the District of Columbia, and obtained a contract and began enrolling members in our Dallas plan. Our subsidiaries have grown through organic membership growth, acquisitions of contract rights and related assets and through stock acquisitions. In 2003, we began operations in Florida as a result of an acquisition of PHP Holdings, Inc. and its subsidiary, Physicians Health Plans, Inc. (PHP). Effective January 1, 2005, we acquired CarePlus, LLC, which operates as CarePlus Health Plan (CarePlus), in New York City and Putnam County, New York. In September 2005, we began enrolling Medicaid members in our Ohio and Virginia plans.
Market Opportunity

Emergence of managed care
      Healthcare in the United States has grown from a $27 billion industry in 1960 to a highly regulated market of approximately $1.9 trillion in 2004, an increase of 7.9% from 2003, accounting for 16% of Gross Domestic Product (GDP), according to the federal government’s Centers for Medicare & Medicaid Services (CMS).
      CMS projects total U.S. healthcare spending to reach $3.6 trillion in 2014, growing at an average annual rate of 7.1% from 2003 through 2014. In response to the dramatic increases in healthcare-related costs in the late 1960s, Congress enacted the Federal Health Maintenance Organization Act of 1973, a statute designed to encourage the establishment and expansion of care and cost management. The private sector responded to this legislation by forming health maintenance organizations (HMOs). HMOs were intended to address the needs of employers, insurers, government entities and healthcare providers who sought a cost-effective alternative to traditional indemnity insurance. Since the establishment of HMOs, enrollment has increased more than twelve-

fold from 6.0 million in 1976 to nearly 76.1 million in 2002. Over that time, many HMOs have been formed to focus on a specific or specialty population of healthcare such as commercial plans for employees, Medicare, Medicaid, dental care and behavioral healthcare. Additionally, HMOs have been formed in a variety of sizes, from small community-based plans to multi-state organizations.
      Despite these efforts to organize care delivery, the costs associated with medical care have continued to increase. As a result, it has become increasingly important for HMOs to understand the populations they serve in order to develop an infrastructure and programs tailored to the medical and social profiles of their members.

Medicaid, SCHIP, FamilyCare and SNP Programs
      Medicaid, a state-administered program, was enacted in 1965 to make federal matching funds available to all states for the delivery of healthcare benefits to eligible individuals, principally those with incomes below specified levels who meet other state-specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines. By contrast, Medicare is a program administered by the federal government and is made available to the aged and disabled. Some of the differences between Medicaid and Medicare are set forth below:

Medicaid	Medicare

• state administered	• federally operated
• state and matching federal funds	• federal funds only
• average age of our members is 14	• average age of recipients is over 70
• 30 million people in managed care in 2004	• 5 million people in managed care in 2004
• prescription drug coverage	• prescription drug coverage began January 2006
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
      SCHIP, developed in 1997, is a federal/ state matching program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. SCHIP enables a segment of the large uninsured population in the U.S. to receive healthcare benefits. States have the option of administering SCHIP through their Medicaid programs.
      FamilyCare programs have been established in several states including New Jersey, New York, and the District of Columbia. The New Jersey FamilyCare, for example, is a voluntary federal and state-funded Medicaid expansion health insurance program created to help uninsured families, single adults and couples without dependent children obtain affordable healthcare coverage.
      In January 2006, we entered the Medicare market by establishing a Special Needs Plan (SNP) under Section 231 of the Medicare Modernization Act (MMA). This is a new program, under the MMA, that allows Medicare Advantage plans to offer special health plans that cover dual eligibles (those who are eligible for both Medicare and Medicaid coverage) for acute care medical costs funded under the Medicare program. The benefits for this program include Medicare statutory benefits, Medicare Part D prescription benefits as well as supplemental benefits not covered by the Medicare program. We began operating a SNP on January 1, 2006 in Houston, Texas with approximately 8,800 members. As a result, some of our revenues will now be funded by Medicare.
      Nationally, approximately 64% of Medicaid spending is directed toward hospital, physician and other acute care services, and the remaining approximately 36% is for nursing home and other long-term care. In general, inpatient and emergency room utilization tends to be higher within the Medicaid eligible population than among the general population because of the inability to afford access to a primary care physician (PCP), leading to the postponement of treatment until acute care is required.

      The highest healthcare expenses for the non-elderly and disabled Medicaid population include:

• obstetric services,	• neonatal care,
• respiratory illness,	• sickle cell disease, and
• diabetes,	• HIV/AIDS.
      During fiscal year 2007, the federal government estimates spending of approximately $200 billion on Medicaid with a corresponding state match of approximately $150 billion, and an additional $7.5 billion spent on SCHIP programs. Key factors driving Medicaid spending include:

•	number of eligible individuals who enroll,

•	price of medical and long-term care services,

•	use of covered services,

•	state decisions regarding optional services and optional eligibility groups, and

•	effectiveness of programs to reduce costs of providing benefits, including managed care.

Medicaid Funding
      The federal government pays a share of the medical assistance expenditures under each state’s Medicaid program. That share, known as the Federal Medical Assistance Percentage (FMAP), is determined annually by a formula that compares the state’s average per capita income level with the national average per capita income level. Thus, states with higher per capita income levels are reimbursed a smaller share of their costs than states with lower per capita income levels. The FMAP cannot be lower than 50% or higher than 83%. In fiscal 2006, the FMAPs vary from 50% in 12 states and five territories to 76% in Mississippi, and 57% overall. In addition, the Balanced Budget Act of 1997 permanently raised the FMAP for the District of Columbia from 50% to 70%. The states’ fiscal 2006 FMAPs for the markets in which we have contracts are set forth below.

State	FMAP

District of Columbia	70.0%

Florida	58.9%

Georgia	60.6%

Illinois	50.0%

Maryland	50.0%

New Jersey	50.0%

New York	50.0%

Ohio	59.9%

Texas	60.7%

Virginia	50.0%
      The federal government also matches administrative costs, generally about 50%, although higher percentages are paid for certain activities and functions, such as development of automated claims processing systems. Federal payments have no set limits (other than for SCHIP programs), but rather are made on a matching basis. In 2004, Medicaid spending surpassed elementary and secondary education spending in total state spending, totaling 21.9% of total state spending for Medicaid and 21.5% for elementary and secondary education. In 2003, 43.5% of total federal funds provided to states were spent on Medicaid, the highest category of federal funds provided to states.
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
The AMERIGROUP Approach
      Unlike many managed care organizations that attempt to serve the general population, as well as Medicare and Medicaid populations, we are focused exclusively on serving people who receive healthcare benefits through publicly sponsored programs. We primarily serve Medicaid populations, though we entered the Medicare market to serve the dual eligible population in one county in Houston, Texas beginning January 1, 2006. Our success in establishing and maintaining strong relationships with government, providers and members has enabled us to obtain new contracts and to establish a strong market position in the markets we serve. We have been able to accomplish this by addressing the various needs of these constituent groups.

Government Partners
      We have been successful in bidding for contracts and implementing new products because of our ability to facilitate access to quality healthcare services in a cost-effective manner. Our education and outreach programs, our disease and medical management programs and our information systems benefit the communities we serve while providing the government with predictability of cost. Our education and outreach programs are designed to decrease the use of emergency care services as the primary access to healthcare through the provision of certain programs such as member health education seminars and system-wide, 24-hour on-call nurses. Our information systems are designed to measure and track our performance, enabling us to demonstrate the effectiveness of our programs to the government. While we promote ourselves directly in applying for new contracts or seeking to add new benefit plans, we believe that our ability to obtain additional contracts and expand our service areas within a state results primarily from our demonstration of prior success in facilitating access to quality care, while reducing and managing costs, and our customer-focused approach to working in partnership with government. We believe we will also benefit from this experience when bidding for and acquiring contracts in new state markets and in future SNP applications.

Providers
      In each of the communities where we operate, we have established extensive provider networks and have been successful in continuing to establish new provider relationships. We have accomplished this by working closely with physicians to help them operate efficiently by providing financial, statistical and utilization information, physician and patient educational programs and disease and medical management programs, as well as enabling electronic funds transfers. In addition, as we increase our market penetration, we provide our physicians with a growing base of potential patients in the markets they serve. This network of providers and relationships assists us in implementing preventive care methods, managing costs and improving access to healthcare for members. We believe that our experience working and contracting with Medicaid providers will give us a competitive advantage in entering new markets. While we do not directly market to or through our providers, they are important in helping us attract new members and retain existing members.

Members
      In both signing up new members and retaining existing members, we focus on our understanding of the unique needs of the Medicaid, SCHIP, FamilyCare and SNP populations. We have developed a system that provides our members with appropriate access to care. We supplement this care with community-based education and outreach programs designed to improve the well-being of our members. These programs not only help our members control and manage their medical care, but also have been proven to decrease the incidence of emergency room care, which is traumatic for the individual and expensive and inefficient for the healthcare system. We also help our members access prenatal care which improves outcomes for our members and is less costly than unmanaged care. As our presence in a market matures, these programs and other value-added services, help us build and maintain membership levels.

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
      Increase our membership in existing and new markets through internal growth and acquisitions. We intend to increase our membership in existing and new markets through development and implementation of community-specific products, alliances with key providers, sales and marketing efforts and acquisitions. We facilitate access to a broad continuum of healthcare supported by numerous services such as neonatal intensive care and high-risk pregnancy programs. These products and services are developed and administered by us but are also designed to attract and retain our providers, who are critical to our overall success. Through strategic and selective contracting with providers, we are able to customize our provider networks to meet the unique clinical, cultural and socio-economic needs of our members. Our providers often are located in the inner-city neighborhoods where our members live, thereby providing accessibility to, and an understanding of, the needs of our members. In our voluntary markets, we have a sales force to recruit potential members who are currently in the traditional fee-for-service Medicaid system. The overall effect of this comprehensive approach reinforces our broad brand-name recognition as a leading managed healthcare company serving people who receive publicly sponsored healthcare benefits, while complying with state-mandated marketing guidelines.
      We may also choose to increase membership by acquiring Medicaid contracts and other related assets from competitors in our existing markets or in new markets. Since 1996, we have developed markets in Illinois, New Jersey, Ohio, Texas and Virginia and acquired additional Medicaid contracts and related assets in the District of Columbia, Florida, Maryland, New Jersey, Texas and New York. We evaluate potential new markets using our established government relationships and our historical experience in managing Medicaid populations. Our management team is experienced in identifying markets for development of new operations, including complementary businesses, identifying and executing acquisitions and integrating these businesses into our existing operations. For example, in January 2005, we began operations in New York as a result of the acquisition of CarePlus, resulting in approximately 115,000 additional members in New York City (Brooklyn, Manhattan, Queens and Staten Island) and Putman County.
      We may also choose to apply for additional SNP service areas, under the provisions of the Medicare Modernization Act. This is a new program and applications for participation by health plans are subject to approval by CMS. At this time, our focus is on providing SNP benefits to dual eligibles (members eligible for both Medicaid and Medicare).
      Capitalize on our experience working in partnership with governments. We continually strive to be an industry-recognized leader in government relations and an important resource to our government customers. For example, we have a dedicated legislative affairs team with experience at the federal, state and local levels. We are, and intend to continue to be, an active and leading participant in the formulation and development of new policies and programs for publicly sponsored healthcare benefits. This also enables us to competitively expand our service areas and to implement new products.
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
      Utilize population-specific disease management programs and related techniques to improve quality and reduce costs. An integral part of our medical home concept is continual quality management. To help the physician improve the quality of care and improve the health status of our members, we have developed a number of programs and procedures to address high frequency, chronic or high-cost conditions such as pregnancy, respiratory conditions, diabetes, sickle cell disease and congestive heart failure. Our procedures include case and disease management, pre-admission certification, concurrent review of hospital admissions, discharge planning, retrospective review of claims, outcome studies and management of inpatient, ambulatory and alternative care. These policies and programs are designed to provide high quality care and cost-effective service to our members.
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
      Our products, which we may offer under different names in different markets, focus on specific populations within the Medicaid, FamilyCare, SCHIP and SNP programs. The average premiums for our products vary significantly due to differences in the benefits offered and underlying medical conditions in the populations covered.
      The following table sets forth the approximate number of our members in each of our products for the periods presented.

	December 31,

Product	2005	2004

AMERICAID (Medicaid — TANF)	800,000	662,000

AMERIKIDS (SCHIP)	197,000	182,000

AMERIPLUS (Medicaid — SSI)	88,000	79,000

AMERIFAM (FamilyCare)	44,000	13,000

Total	1,129,000	936,000

      AMERICAID, our principal product, is our family-focused Medicaid managed healthcare product designed for the TANF population that consists primarily of low-income children and their mothers. We currently offer our AMERICAID product in all markets we serve.
      AMERIKIDS is our managed healthcare product for uninsured children not eligible for Medicaid. This product is designed for children in the SCHIP initiative. We began offering AMERIKIDS in 1999 and currently offer it in all of the states we serve, though not in all markets within each state.
      AMERIPLUS is our managed healthcare product for SSI recipients. This population consists of the low-income aged, blind and disabled. We began offering this product in 1998 and currently offer it in Florida, New Jersey, New York, Maryland, Houston, Texas and Virginia. We expect our AMERIPLUS membership to grow as more states include SSI benefits in mandatory managed care programs. Included in our AMERIPLUS membership are approximately 1,000 members added through a Florida program called Summit Care. The Summit Care (Long-Term Care Diversion) program helps seniors live safely in their homes or assisted living facilities as an alternative to nursing home care. Also included is CarePlus Connections, which is our managed long-term care product which began operations in New York City through our New York subsidiary, CarePlus, effective December 1, 2005.
      AMERIFAM is our FamilyCare managed healthcare product designed for uninsured segments of the population other than SCHIP eligibles. AMERIFAM’s current focus is on the families of our SCHIP and Medicaid children. We offer this product in the District of Columbia, New Jersey, and New York where the program covers parents of SCHIP and Medicaid children.

      AMERIVANTAGE is our SNP managed care product for dual eligibles. AMERIVANTAGE is available in Houston, Texas effective January 1, 2006. AMERIPLUS members in this market may now have their Medicare and Part D drug benefits covered in addition to their Medicaid benefits through AMERIPLUS. We are currently considering SNP applications for additional markets, to be submitted to CMS in 2006, in order to qualify for the January 1, 2007 effective date.
      As of December 31, 2005, of our 1,129,000 members, 92% were enrolled in TANF, SCHIP and FamilyCare programs. The remaining 8% were enrolled in SSI programs. Of these SSI enrollees, approximately 10,000 were members to whom we provided limited administrative services but did not provide health benefits.
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
      We believe that we can also increase and retain membership through marketing and education initiatives. We have a dedicated staff that actively supports and educates prospective and existing members and community organizations. Through programs such as Safe Kids, Power Zone and Taking Care of Baby and Me®, a prenatal program for pregnant moms and their babies, we promote a healthy lifestyle, safety and good nutrition to our members. In addition to these personal health-related programs, we remain committed to the communities we serve.
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
      We also have developed a strategy to bring education and services into the neighborhoods we serve with our Community Outreach Vehicle (COV). The COV is equipped to allow us to partner with various physicians, health educators and community/government organizations to bring health screenings and other resources into areas that would not typically have access to these services.
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
Provider Network
      We facilitate access to healthcare services to our members through mutually non-exclusive contracts with PCPs, specialists, hospitals and ancillary providers. Either prior to or concurrent with bidding for new contracts, we establish a provider network in each of our service areas. The following table shows the total number of PCPs, specialists, hospitals and ancillary providers participating in our network as of December 31, 2005:

	Primary
	Care			Ancillary
Service Areas	Physicians	Specialists	Hospitals	Providers

Florida	1,745	7,067	97	1,825

Illinois	642	1,438	29	71

Maryland and D.C.	1,723	7,655	50	479

New Jersey	1,875	4,575	70	642

New York	1,748	8,095	56	1,749

Ohio	416	1,869	15	31

Texas	1,640	6,493	105	961

Virginia	333	1,141	10	58

Total	10,122	38,333	432	5,816

      The PCP is a critical component in care delivery, the management of costs and the attraction and retention of new members. PCPs include family and general practitioners, pediatricians, internal medicine physicians, obstetricians and gynecologists. These physicians provide preventive and routine healthcare services and are responsible for making referrals to specialists, hospitals and other providers. Healthcare services provided directly by PCPs include the treatment of illnesses not requiring referrals, periodic physician examinations, routine immunizations, well-child care and other preventive healthcare services.
      Specialists provide medical care to members generally upon referral by the PCPs. However, we have identified specialists that are part of the ongoing care of our members, such as allergists, oncologists and surgeons, which our members may access directly without first obtaining a PCP referral. Our contracts with both the PCPs and specialists usually are for one- to two-year periods and automatically renew for successive one-year periods subject to termination by us for cause, if necessary, based on provider conduct or other appropriate reasons. The contracts generally can be canceled by either party without cause upon 90 to 120 days prior written notice.
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
Provider Payment Methods
      Fee-for-Service. This is a reimbursement mechanism that pays providers based upon services performed. For the year ended December 31, 2005, approximately 95% of our expenses for direct health benefits were on a fee-for-service reimbursement basis, including fees paid to third-party vendors for ancillary services such as pharmacy, mental health, dental and vision benefits. The primary fee-for-service arrangements are maximum allowable fee schedule, per diem, case rates, percent of charges or any combination thereof. The following is a description of each of these mechanisms:

•	Maximum Allowable Fee Schedule. Providers are paid the lesser of billed charges or a specified fixed payment for a covered service. The maximum allowable fee schedule is developed using, among other indicators, the state fee-for-service Medicaid program fee schedule, Medicare fee schedules, medical costs trends and market conditions.

•	Per Diem and Case Rates. Hospital facility costs are typically reimbursed at negotiated per diem or case rates, which vary by level of care within the hospital setting. Lower rates are paid for lower intensity services, such as a low birth weight newborn baby who stays in the hospital a few days longer than the mother, compared to higher rates for a neonatal intensive care unit stay for a baby born with severe developmental disabilities.

•	Percent of Charges. We contract with providers to pay them an agreed-upon percent of their standard charges for covered services. This is typically done where hospitals are reimbursed under the state fee-for-service Medicaid program on a percent of charges basis.
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
Our Health Plans
      Effective with the January 1, 2005 CarePlus acquisition and two new market start-ups in September, 2005, we have nine active health plan subsidiaries offering healthcare services in the District of Columbia, Florida, Illinois, Maryland, New Jersey, New York, Ohio, Texas, and Virginia. Additionally, we have a new health plan in Georgia that is expected to commence operations in the second quarter of 2006 based on the most recent communication from the State. We expect our relationship with these jurisdictions to continue. Each of our health plans have one or more contracts that expire at various times, as set forth below:

Market	Product	Term End Date

District of Columbia	TANF, SCHIP, FamilyCare	July 31, 2006

Florida	TANF, SSI, SCHIP	June 30, 2006

Florida	SCHIP	September 30, 2006

Florida	SSI (Summit Care)	June 30, 2006

Georgia(a)	TANF, SCHIP	March 31, 2007

Illinois	TANF, SCHIP	July 31, 2006

Maryland(b)	TANF, SSI, SCHIP	—

New Jersey	TANF, SSI, SCHIP, FamilyCare	June 30, 2006

New York — State Contract	TANF, SSI, FamilyCare	September 30, 2008

New York — City of New York	TANF, SSI	September 30, 2007

New York	SCHIP	December 31, 2006

New York	SSI (Managed Long-Term Care)	December 31, 2006

Ohio	TANF, SCHIP	June 30, 2006

Virginia	TANF, SSI	June 30, 2006

Virginia	SCHIP	June 30, 2006

Texas	TANF, SSI, SCHIP	August 31, 2006

(a)	The Company entered into a contract with the State of Georgia in July 2005 to offer healthcare coverage to low-income residents in four of six regions through its subsidiary AMGP Georgia Managed Care Company, Inc. (d/b/a AMERIGROUP Georgia). We anticipate that the contract will commence during the second quarter of 2006, based on the most recent communication from the State, and continue through June 30, 2007, with six one-year renewal options thereafter.

(b)	Our Maryland contract does not have a set term but can be terminated by the Company upon 90 days written notice.
      All of our contracts, except those in the District of Columbia and New Jersey, contain provisions for termination by us without cause generally upon written notice with a 30 to 180 day notification period.

District of Columbia
      Our Maryland subsidiary, AMERIGROUP Maryland, Inc., a Managed Care Organization, is also licensed as an HMO in the District of Columbia and became operational in the District of Columbia in August 1999. As of December 31, 2005, we had approximately 41,000 members in the District of Columbia. We believe that we have the largest Medicaid health plan membership in the District of Columbia. We offer AMERICAID, AMERIKIDS and AMERIFAM in the District of Columbia. Our contract with the District of Columbia extends through July 31, 2006, with the District’s option to continue contract extensions for up to two additional one-year terms through July 31, 2008.

Florida
      Our Florida subsidiary, AMERIGROUP Florida, Inc., is licensed as an HMO and became operational in January 2003 with the acquisition of PHP. In July 2003, we acquired the Medicaid contract rights and related assets of a health plan known as St. Augustine. Our current service areas include the metropolitan areas of Miami/ Fort Lauderdale, Orlando and Tampa that include 13 counties in Florida. As of December 31, 2005, we had approximately 219,000 members, consisting of approximately 60,000 members in Miami/ Fort Lauderdale, 41,000 members in Orlando and 118,000 members in Tampa. We believe we have the second largest Medicaid health plan membership in the Miami/ Fort Lauderdale and Orlando markets, and the largest Medicaid health plan membership in the Tampa market. We offer AMERICAID, AMERIKIDS and AMERIPLUS in each of our Florida markets. Our TANF, SSI and SCHIP contracts expire June 30, 2006 and can be terminated by either party upon 30 days notice. Our Summit Care contract expires June 30, 2006 and we anticipate the new contract to be effective as of July 1, 2006. However, either party can terminate the contract upon 60 days notice. Currently, we are in good standing with the Department of Elder Affairs, the agency with regulatory oversight of the Long Term Care program, and have no reason to believe that the contract will not be renewed. As a result of a successful Florida SCHIP re-bid in 2005, individual county contracts were consolidated into one contract covering eight counties, through September 30, 2006, with the option to continue contract extensions for up to two additional one-year terms.

Illinois
      Our Illinois subsidiary, AMERIGROUP Illinois, Inc., is licensed as an HMO and became operational in April 1996. Our current service area includes the counties of Cook and DuPage in the Chicago area. In Chicago, enrollment in a Medicaid managed care plan is voluntary. As of December 31, 2005, we had approximately 41,000 members in Chicago. We believe that we have the second largest Medicaid health plan membership in Cook County. We offer AMERICAID and AMERIKIDS in the Chicago area. Our contract with the State of Illinois, which can be terminated by either party with 60 days written notice, was extended through July 31, 2006.

Maryland
      Our Maryland subsidiary, AMERIGROUP Maryland, Inc., a Managed Care Organization, is authorized to operate as a managed care organization (MCO) in Maryland and became operational in June 1999. Our current service areas include 20 of the 24 counties in Maryland. As of December 31, 2005, we had approximately 141,000 members in Maryland. We believe that we have the largest Medicaid health plan membership in Maryland. We offer AMERICAID, AMERIKIDS and AMERIPLUS in Maryland. Our contract with the State of Maryland does not have a set term. We can terminate our contract with Maryland by notifying the State by October 1st of any given year for an effective termination date of January 1st of the following year. The State may waive this timeframe if the circumstances warrant, including but not limited to reduction in rates outside the normal rate setting process or an MCO exit from the program.

New Jersey
      Our New Jersey subsidiary, AMERIGROUP New Jersey, Inc., is licensed as an HMO and became operational in February 1996. Our current service areas include 20 of the 21 counties in New Jersey. As of December 31, 2005, we had approximately 109,000 members in New Jersey. We believe that we have the third largest Medicaid health plan membership in New Jersey. We offer AMERICAID, AMERIPLUS, AMERIKIDS and AMERIFAM in New Jersey. Our contract with the State of New Jersey expires on June 30, 2006, with the State’s option to extend the contract on an annual basis through an executed contract amendment.

New York
      Effective January 1, 2005, we acquired CarePlus, which is licensed as a Prepaid Health Services Plan (PHSP) in New York. CarePlus’ service areas include New York City, within the boroughs of Brooklyn, Manhattan, Queens and Staten Island, and Putman County. Effective January 1, 2005, through the acquisition of CarePlus, we added approximately 115,000 members, to whom we offer AMERICAID, AMERIKIDS and AMERIFAM. Our TANF, SSI and FamilyCare contracts with the State were renewed on October 1, 2005. The renewed State TANF, SSI and FamilyCare contracts are for a term of three years (through September 30, 2008) with the State Department of Health’s option to extend for an additional two-year term. The City’s TANF contract was also renewed effective October 1, 2005 for a two-year term (through September 30, 2007) with the City Department of Health’s option to extend for one additional three-year term. Our SCHIP contract with the State has been continued by contract extension through December 31, 2006. Effective August 1, 2005, CarePlus entered into a contract with the Department of Health to participate in the Managed Long-Term Care Demonstration project. The initial term of the contract, August 1, 2005 through December 31, 2005, has been extended for an additional 12 months and will expire on December 31, 2006. As of December 31, 2005, we had approximately 138,000 members in New York. We believe we have the sixth largest Medicaid health plan membership in New York City.

Ohio
      Our Ohio subsidiary, AMERIGROUP Ohio, Inc., is licensed as an HMO and began operations in September 2005 in the Cincinnati service area. As of December 31, 2005, we had approximately 22,000 members in Ohio. We believe we have the second largest Medicaid health plan membership in the Cincinnati area. We offer AMERICAID and AMERIKIDS in Ohio. Our contract with the State of Ohio expires on June 30, 2006.

Texas
      Our Texas subsidiary, AMERIGROUP Texas, Inc., is licensed as an HMO and became operational in September 1996. Our current service areas include the cities of Austin, Dallas, Fort Worth and Houston and the surrounding counties. As of December 31, 2005, we had approximately 399,000 members in Texas, consisting of approximately 16,000 members in Austin, approximately 101,000 members in Dallas, approximately 126,000 members in Fort Worth and approximately 156,000 members in Houston. We believe that we have the largest Medicaid health plan membership in each of our Fort Worth and Houston markets and the second largest Medicaid health plan membership in our Austin and Dallas markets. We offer AMERICAID in each of our Texas markets, AMERIKIDS in Dallas and Houston and AMERIPLUS in Houston. Our TANF contract in Fort Worth and the Travis service area, our TANF and SCHIP contracts in Dallas and our TANF, SCHIP and SSI contracts in Houston are set to expire on August 31, 2006 as a result of our participation in a re-procurement process of all product contracts and all service areas in mid-year 2005. As a result of this competitive-bidding process, AMERIGROUP Texas, Inc. was awarded TANF (STAR) and SCHIP contracts in its current service areas of Houston, Dallas and Fort Worth and in its new service area of Corpus Christi and a STAR contract in, Travis County. These contracts expire August 31, 2006.

Virginia
      Our Virginia subsidiary, AMERIGROUP Virginia, Inc., is licensed as an HMO and began operations in September 2005 in Northern Virginia. As of December 31, 2005, we had approximately 19,000 members. We believe we have the second largest Medicaid health plan membership in Northern Virginia. We offer AMERICAID, AMERIKIDS and AMERIPLUS in Virginia. Our TANF, SSI, and SCHIP contracts with the Commonwealth of Virginia expire on June 30, 2006.
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

Management Information Systems
      The ability to capture, process and allow local access to data and to translate it into meaningful information is essential to our ability to operate across a multi-state service area in a cost-effective manner. We operate with three claims management applications, AMISYS, FACETS and TXEN, the latter of which was inherited through our acquisition of CarePlus. We are currently in the process of converting from AMISYS and TXEN to our strategic long-term solution, FACETS. This integrated approach helps to assure that consistent sources of claim, provider and member information are provided across all of our health plans. We use these common systems for billing, claims and encounter processing, utilization management, marketing and sales tracking, financial and management accounting, medical cost trending, reporting, planning and analysis. The platform also supports our internal member and provider service functions, including on-line access to member eligibility verification, PCP membership roster, authorization and claims status.
      In November 2003, we signed a software licensing agreement with The Trizetto Group, Inc. for their FACETS Extended Enterprisetmadministrative system (FACETS). During 2005, we continued to invest in the implementation and testing of FACETS with a staggered conversion to FACETS by health plan beginning in 2005 and continuing through 2007. As of October 1, 2005, we began processing claims payments for our Texas health plan with dates of service subsequent to that date using FACETS. We estimate that our current primary claims payment system, without FACETS, could be at full capacity within the next 16 months. We currently expect that FACETS will meet our software needs and will support our long-term growth strategies.
Competition
      Our principal competitors for state contracts, members and providers consist of the following types of organizations:

•	Traditional Fee-for-Service — Original unmanaged provider payment system whereby the state governments pay providers directly for services provided to Medicaid members.

•	Primary Care Case Management Programs (PCCMs) — Programs established by the states through contracts with PCPs to provide primary care services to the Medicaid recipient, as well as provide limited oversight over other services.

•	Commercial HMOs — National and regional commercial managed care organizations that have Medicaid and Medicare members in addition to members in private commercial plans.

•	Medicaid HMOs — Managed care organizations that focus solely on serving people who receive healthcare benefits through Medicaid.
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
Regulation
      Our healthcare operations are regulated at both the state and federal levels and in the case of New York, by the City as well. Government regulation of the provision of healthcare products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules may also occur periodically.

Regulated Entities
      Eight of our health plan subsidiaries are authorized to operate as HMOs in the District of Columbia, Florida, Georgia (expected to be operational in 2006), Illinois, New Jersey, Ohio, Texas, and Virginia, as an MCO in Maryland, and as a PHSP in New York. In each of the jurisdictions in which we operate, we are regulated by the relevant health, insurance and/or human services departments that oversee the activities of HMOs, MCOs, and PHSPs providing or arranging to provide services to Medicaid enrollees.
      The process for obtaining the authorization to operate as an HMO MCO, or PHSP is lengthy and complicated and requires demonstration to the regulators of the adequacy of the health plan’s organizational structure, financial resources, utilization review, quality assurance programs and complaint procedures. Both under state HMO, MCO, and PHSP statutes and state insurance laws, our health plan subsidiaries must comply with minimum net worth requirements and other financial requirements, such as minimum capital, deposit and reserve requirements. Insurance regulations may also require the prior state approval of acquisitions of other managed care organizations’ businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Each of our subsidiaries is also subject to periodic reporting requirements. In addition, each health plan must meet numerous criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

Medicaid and Medicare
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

      A health plan’s compliance with these requirements is subject to monitoring by the state regulator and by CMS. A health plan is subject to periodic comprehensive quality assurance evaluation by a third-party reviewing organization and generally by the insurance department of the jurisdiction that licenses the health plan. Most health plans must also submit quarterly and annual statutory financial statements and utilization reports, as well as many other reports in accordance with individual state requirements.
      In addition, with our entry into the Medicare Advantage Program through our Special Needs Plan in Houston, Texas, we are subject to additional regulatory oversight. Compliance with these requirements is subject to monitoring by agencies of the U.S. Department of Health and Human Services, most notably, CMS.
Additional Federal Regulation

HIPAA
      In accordance with the Health Insurance Portability and Accountability Act of 1996 (HIPAA), health plans are required to comply with all HIPAA regulations relating to standards for electronic transactions and code sets, privacy of health information, security of healthcare information, national provider identifiers, and national employer identifiers. AMERIGROUP providers and healthcare clearinghouses were required to comply with HIPAA privacy requirements on or before April 14, 2003, and with HIPAA Transactions and Code Sets (T&CS) requirements by October 16, 2003, and are required to comply with the National Provider Identifier by May 27, 2007.
      AMERIGROUP implemented its privacy compliance program by April 14, 2003. AMERIGROUP received a two-year privacy accreditation from the Utilization Review Accreditation Commission (URAC) on November 1, 2003. The Company received a two-year privacy re-accreditation on November 1, 2005.
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
      On February 20, 2003, HHS published its final security regulations. The security rule applies only to protected health information in electronic form, and is specifically concerned with security information systems. A security gap analysis was completed in 2004 and AMERIGROUP met the requirement for compliance with the security rule as of April 20, 2005.
      Implementation of the National Provider Identifier (NPI) is required by May 27, 2007. A gap analysis for implementation of the NPI will begin in early 2006. Future costs will be incurred in 2006 and 2007 to implement the NPI standards, but we do not yet know the extent of such costs.

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
      The rule implements BBA provisions intended to (i) give states the flexibility to enroll certain Medicaid recipients in managed care plans without a federal waiver if the state provides the recipients with a choice of managed care plans; (ii) establish protections for members in areas such as quality assurance, grievance rights and coverage of emergency services and (iii) eliminate certain requirements viewed by the states as impediments to the growth of managed care programs, such as the enrollment composition requirement, the right to disenroll without cause at any time, and the prohibition against enrollee cost sharing. The rule also establishes strict requirements intended to ensure that state Medicaid managed care capitation rates are actuarially sound.

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

Medicaid Reform
      On February 8, 2006, President Bush signed the Budget Reconciliation Bill (the Bill) passed by Congress to reduce the size of the federal deficit. The Bill reduces federal spending by $39.5 billion over 5 years. Net savings for Medicaid totals $4.75 billion over five years, and the legislation includes a number of reforms to the Medicaid program. These reform measures include providing states with greater flexibility in establishing cost-sharing and premium payments for Medicaid beneficiaries and providing states with increased flexibility in establishing benchmark benefit packages for Medicaid beneficiaries. In addition, the Bill tightens rules on how assets are treated for purposes of qualifying for Medicaid coverage. The Bill also makes changes to how prescription drugs are priced within the Medicaid program.
      The Bill includes some provisions that directly affect Medicaid managed care companies. It prohibits the further use of Medicaid MCO provider taxes for purposes of receiving federal financial participation. In order for a provider tax to be eligible for a federal match, it must be broad based and not limited to Medicaid MCO plans only. The legislation, however, provides an exemption for states that currently have MCO provider taxes in effect and allows these programs to remain in existence through September 2009. The Bill also establishes a payment ceiling for emergency room services provided by a hospital provider not under contract with a Medicaid MCO. The legislation limits payments to no more than amounts under Medicaid Fee-For-Service for out-of-network emergency services.
      States are just beginning to examine the many changes that this legislation will bring to the Medicaid program. It is uncertain if states will make significant changes to their Medicaid programs in the near future.

President’s 2007 Budget
      The President’s proposed budget for fiscal year 2007 includes many initiatives involving healthcare that will be top priorities over the coming year. The President, through the budget, continues efforts to expand Health Savings Accounts (HSAs), which were first included in the Medicare Drug law that Congress, passed in late 2003. HSAs would provide individuals with an ability to save pre-tax dollars for healthcare expenses, and to be eligible, individuals would be required to purchase a high-deductible catastrophic health plan coverage. In addition, the budget proposal includes provisions to close loopholes in intergovernmental transfers and phase out the Medicaid reimbursement for premium tax. The goal of these initiatives is to increase healthcare coverage in this nation and to reduce inefficiency and waste in the healthcare system. It is expected that these issues will be debated throughout the year. It is unclear at this point if Congress is likely to pass significant legislation in the healthcare area before the 2006 mid-term elections.

Medicaid Commission
      As part of the Budget deliberations in the spring of 2005, Congress asked the Secretary of Health and Human Services to create a bipartisan Medicaid Commission to look at the challenges facing the Medicaid program, and to make both short- and long-term recommendations on how to achieve savings and ensure long-term sustainability of the Medicaid program. The Commission was formally appointed in July, and its first task was to make recommendations to the Secretary by September 1, 2005, on how to achieve $10 billion in savings over five years in the Medicaid program. That report recommended making changes in how prescription drugs are priced, to expand the prescription drug rebate to Medicaid managed care plans, to allow tiered co-payment for prescription drugs, to reform the use of Medicaid managed care provider taxes, and to make reforms in how assets are treated for purposes of qualifying for Medicaid coverage. Some of the recommendations were included in the final Bill which Congress passed at the end of 2005 and included net savings of $4.75 billion to the Medicaid program.
      The Medicaid Commission is currently fulfilling its longer term charter which is to make recommendations to the Secretary by December 31, 2006, that ensure the long-term sustainability of the program. They are currently meeting every other month to discuss eligibility issues, acute and preventative care, long-term care, quality and administration. It is expected that they will meet their responsibilities and complete a report by the end of 2006. It is uncertain if the Secretary or Congress will act on any recommendations the Commission may make.

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
Customers
      As of December 31, 2005, we served members who received healthcare benefits through our 20 contracts with the regulatory entities in the jurisdictions in which we operate. Five of these contracts, which are with the States of Florida, Maryland, New Jersey, and Texas, individually accounted for 10% or more of our revenues for the year ended December 31, 2005, with the largest of these contracts representing approximately 18% of our revenues.
Employees
      As of December 31, 2005, we had approximately 2,700 employees. Our employees are not represented by a union. We believe our relationships with our employees are generally good.

Available Information
      We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the U.S. Securities and Exchange Commission (SEC). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is (http://www.sec.gov). We make available free of charge on or through our website at www.amerigroupcorp.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, our Corporate Governance Principles, our Audit, Compensation and Nominating and Corporate Governance charters and our Code of Business Conduct and Ethics. Further, we will provide, without charge upon written request, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Requests for copies should be addressed to Investor Relations, AMERIGROUP Corporation, 4425 Corporation Lane, Virginia Beach, VA 23462.
      In accordance with New York Stock Exchange (NYSE) Rules, on June 10, 2005, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Item 1A.     Risk Factors
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
      We principally operate through our health plan subsidiaries. These subsidiaries are subject to regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. We also have administrative services agreements with our subsidiaries in which we agree to provide them with services and benefits (both tangible and intangible) in exchange for the payment of a fee. If the regulators were to deny our subsidiaries’ requests to pay dividends to us or restrict or disallow the payment of the administrative fee or not allow us to recover the costs of providing the services under our administrative services agreement, the funds available to our Company as a whole would be limited, which could harm our ability to implement our business strategy, expand our infrastructure, improve our information technology systems and make needed capital expenditures.

Regulations could limit our profits as a percentage of revenues.
      Our New Jersey, Maryland and Illinois subsidiaries are subject to minimum medical expense levels as a percentage of premium revenue. Our Florida subsidiary is subject to minimum behavioral health expense levels as a percentage of behavioral health premium. In Illinois, New Jersey, Maryland and Florida, contractual sanctions may be imposed if these levels are not met. In addition, our Ohio subsidiary is subject to certain administrative limits. These regulatory requirements, changes in these requirements and additional requirements by our other regulators could limit our ability to increase or maintain our overall profits as a percentage of revenues, which could harm our operating results. We have been required, and may in the future be required, to make payments to the states as a result of not meeting these expense levels.
      Our Texas health plan is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2004 are currently being audited by a contracted auditing firm. In a preliminary report, the auditor has challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to the health plan under the administrative services agreement. Although we believe that the rebate calculations were done appropriately, if the regulators were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods.

Our failure to comply with government regulations could subject us to civil and criminal penalties and limitations on our profitability.
      Violation of the laws or regulations governing our operations could result in the imposition of sanctions, the cancellation of our contracts to provide services, or in the extreme case, the suspension or revocation of our licenses. For example, in four markets in which we operate we are required to spend a minimum percentage of our premium revenue on medical expenses. If we fail to comply with this requirement, we could be required to pay monetary damages. Additionally, we could be required to file a corrective plan of action with the state and we could be subject to further fines and additional corrective measures if we did not comply with the corrective plan of action. Our failure to comply could also affect future rate determinations and membership enrollment levels. These regulations could limit the profits we can obtain. Additionally, we can give no assurance that the terms of our contracts with the states or the manner in which we are directed to comply with our state contracts is in accordance with CMS regulations.
      While we have not been subject to any fines or violations that were material, we cannot assure you that we will not become subject to material fines or other sanctions in the future. If we became subject to material fines or if other sanctions or other corrective actions were imposed upon us, our ability to continue to operate our business could be materially and adversely affected. From time-to-time we have been subject to sanctions as a result of violations of marketing regulations in Illinois, Florida and New York and for failure to meet timeliness of the payment requirements in New Jersey. In 2005, the Florida and New York plans were fined for marketing violations. In 2004 and 2003, our Florida plan was fined for marketing violations. We are aware that New York State authorities are reviewing compliance with marketing and enrollment rules by Medicaid managed care organizations. The Company’s New York managed care subsidiary is also reviewing its marketing and enrollment practices with respect to compliance with these regulations. Although we train our employees with respect to compliance with state and federal laws and the marketing rules of each of the states in which we do business, no assurance can be given that violations will not occur.
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
      The federal government and the governments of the states in which we operate have in the past and may in the future pass laws on implementing regulations which have had or may have the effect of changing the way we do business or raising the cost of doing business. Regulations implementing HIPAA have had such an effect. In

2003, regulations were promulgated under HIPAA requiring the use of electronic transactions and code sets for healthcare claims and payment transactions submitted or received electronically and to protect the security and privacy of health-related information. Regulations have now been promulgated requiring the implementation of the NPI by May of 2007. Costs will be incurred in the future to implement NPI, although no estimate can be made at this time as to the cost of compliance and implementation.
      In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the NYSE, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
      The Sarbanes-Oxley Act of 2002 also requires that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over our financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will continue to require that we incur substantial accounting expense and expend significant management time and effort. Moreover, if we are not able to continue to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, SEC or other regulatory authorities, which would require additional financial and management resources.
      In certain of the markets in which we do business, state laws or insurance regulations require that our HMO, MCO, and PHSP subsidiaries participate in guarantee funds to protect consumers and providers in the event of the insolvency of an HMO or other insurer. Our HMO, MCO, and PHSP subsidiaries have in the past, and may in the future, be subject to unanticipated assessments from such funds which may be material in amount.

Changes in healthcare laws could reduce our profitability.
      Numerous proposals relating to changes in healthcare law have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. These include Medicaid reform initiatives in Florida and Illinois’ Primary Care Case Management program, as well as waivers requested by states for various elements of their programs. Changes in applicable laws and regulations are continually being considered and interpretations of existing laws and rules may also change from time-to-time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business. Although some of the recent changes in government regulations, such as the removal of the requirements on the enrollment mix between commercial and public sector membership, have encouraged managed care participation in public sector programs, we are unable to predict whether new laws or proposals will continue to favor or hinder the growth of managed healthcare.
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
      On February 8, 2006, President Bush signed the Budget Reconciliation Bill (the Bill) passed by Congress to reduce the size of the federal deficit. The Bill reduces federal spending by $39.5 billion over 5 years. Net savings for Medicaid totals $4.75 billion over five years, and the legislation includes a number of reforms to the Medicaid program. These reform measures include providing states with greater flexibility in establishing cost-sharing and premium payments for Medicaid beneficiaries, and provide states with increased flexibility in establishing benchmark benefit packages for Medicaid beneficiaries. In addition, the Bill tightens rules on how assets are treated for purposes of qualifying for Medicaid coverage. The Bill also makes changes to how prescription drugs are priced within the Medicaid program.

      The Bill includes some provisions that directly affect Medicaid managed care companies. It prohibits the further use of Medicaid MCO provider taxes for purposes of receiving federal financial participation. In order for a provider tax to be eligible for a federal match, it must be broad based and not limited to Medicaid MCO plans only. The legislation, however, provides an exemption for states that currently have MCO provider taxes in effect and allows these programs to remain in existence through September of 2009. The Bill also establishes a payment ceiling for emergency room services provided by a hospital provider not under contract with a Medicaid MCO. It limits payments to no more than Medicaid Fee-For-Service amounts for out-of-network emergency services.
      States are just beginning to examine the many changes that this legislation will bring to the Medicaid program. It is uncertain if states will make significant changes to their Medicaid programs in the near future, but such changes, depending on their scope, could impact our revenue or membership.
      In addition, Congress and the federal government may adopt changes in Medicare reimbursement levels that might negatively affect our SNP business.

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
      State governments generally are experiencing tight budgetary conditions within their Medicaid programs. Budget problems in the states in which we operate could result in limited increases or even decreases in the premiums paid to us by the states. If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our profitability.

If state governments do not renew our contracts with them on favorable terms, our business will suffer.
      As of December 31, 2005, we served members who received healthcare benefits through 20 contracts with the regulatory entities in the jurisdictions in which we operate. Five of these contracts, which are with the States of Florida, Maryland, New Jersey and Texas, individually accounted for 10% or more of our revenues for the year ended December 31, 2005, with the largest of these contracts representing approximately 18% of our revenues. If any of our contracts were not renewed on favorable terms or were terminated for cause or if we were to lose a contract in a re-bidding process, our business would suffer. All our contracts have been extended until at least mid-2006. All of our contracts will come up for renewal in 2006 except Georgia, Maryland and the New York — State Contract and New York — City of New York contract. Termination or non-renewal of any single contract could materially impact our revenues and operating results.
      Some of our contracts are subject to a re-bidding or re-application process. For example, our Texas markets are re-bid every six years and the re-bidding process occurred in 2005. We currently are in the process of implementing the changes resulting from this re-bid. If we lost a contract through the re-bidding process, or if an increased number of competitors were awarded contracts in a specific market, our operating results could be materially and adversely affected.
      Though the State could re-bid the program in 2006, our SCHIP contract covering our Florida markets will likely re-bid in 2007. We can give no assurance that the contract will extended and not be re-bid. If we lost the contract through the re-bidding process, or if an increased number of competitors were awarded contracts in a specific market, our operating results could be materially and adversely affected.

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

Delays in program expansions, renewals or contract changes could negatively impact our business.
      In any program start-up, expansion, or re-bid, the state’s ability to manage the implementation as designed may be affected by factors beyond our control. These include political considerations, network development, contract appeals, membership assignment/allocation for members who do not self-select, and errors in the bidding process, as well as difficulties experienced by other private vendors involved in the implementation, such as enrollment brokers. Our business, particularly plans for expansion or increased membership levels, could be negatively impacted by these delays or changes. For example, in 2006, we anticipate a significant increase in our business related to entering the State of Georgia. If the State delays or changes the contract terms, including the enrollment process, marketing rules, or reimbursement rules, our business could be negatively impacted.

We rely on the accuracy of eligibility lists provided by the state government, and in the case of our Special Needs Plan members in Houston, by the federal government. Inaccuracies in those lists would negatively affect our results of operations.
      Premium payments to us are based upon eligibility lists produced by government enrollment data. From time-to-time, governments require us to reimburse them for premiums paid to us based on an eligibility list that a government later discovers contains individuals who are not in fact eligible for a government sponsored program or are eligible for a different premium category or a different program. Alternatively, a government could fail to pay us for members for whom we are entitled to receive payment. Our results of operations would be adversely affected as a result of such reimbursement to the government if we had made related payments to providers and were unable to recoup such payments from the providers.

If state regulatory agencies require a statutory capital level higher than the state regulations we may be required to make additional capital contributions.
      Our operations are conducted through our wholly-owned subsidiaries, which include HMOs, one MCO and one PHSP. HMOs. MCOs, and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Additionally, state regulatory agencies may require, at their discretion, individual regulated entities to maintain statutory capital levels higher than the state regulations. If this were to occur to one of our subsidiaries, we may be required to make additional capital contributions to the affected subsidiary. Any additional capital contribution made to one of the affected subsidiaries could have a material adverse effect on our liquidity and our ability to grow.
Risks related to our business

Receipt of inadequate or significantly delayed premiums would negatively impact our revenues, profitability and cash flow.
      Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract, and we are obligated during the contract period to facilitate access to healthcare services as established by the state governments. We have less control over costs related to the provision of healthcare than we do over our selling, general and administrative expenses. Historically, our expenses related to health benefits as a percentage of premium revenue have fluctuated. For example, our expenses related to health benefits were 84.7% of our premium revenue in 2005, and 81.0% of our premium revenue in 2004. If health benefits costs increase at a higher rate than premium increases, our earnings would be impacted negatively. In addition, if there is a significant delay in our receipt of premiums to offset previously incurred health benefits costs increases, our earnings could be negatively impacted.

      Maryland sets the rates that must be paid to hospitals by all payors. In 2005, the State increased rates payable to the hospitals without granting a corresponding increase in premiums to us. This discrepancy, which is contrary to State rules, is still in the process of being resolved. If this remains unresolved or were to occur again, or if other states were to take similar actions, our profitability would be harmed.
      Premiums are contractually payable to us before or during the month for services that we are obligated to provide to our members. Our cash flow would be negatively impacted if premium payments are not made according to contract terms. This situation is likely to occur in the initial months of the conversion to the Special Needs Plan under the Medicare Modernization Act.

Our inability to manage medical costs effectively would reduce our profitability.
      Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. Changes in healthcare regulations and practices, level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels or natural disasters, are beyond our control and could reduce our ability to predict and effectively control the costs of healthcare services. Although we attempt to manage medical costs through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, and our information systems and reinsurance arrangements, we may not be able to manage costs effectively in the future. In addition, new products, such as SNP, or new markets, such as Georgia, could pose new and unexpected challenges to effectively manage medical costs. It is possible that there could be an increase in the volume or value of appeals for claims previously denied and claims previously paid to non-network providers will be appealed and subsequently reprocessed at higher amounts. This would result in an adjustment to claims expense. If our costs for medical services increase, our profits could be reduced, or we may not remain profitable.
      We maintain reinsurance to help protect us against severe or catastrophic medical claims, but we can provide no assurance that such reinsurance coverage will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain it.

We have a significant relationship with Cook Children’s Physician Network in Fort Worth, Texas. Termination of this relationship could negatively affect our results of operations.
      We had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC), that was terminated as of August 31, 2005. In its place, we entered into separate non-exclusive fee-for-service provider agreements with CCPN and CCMC. On December 27, 2005, CCPN and CCMC each sent notices indicating their intent to terminate these agreements as of March 31, 2006. We do not believe that such terminations are warranted under these agreements. It is our intent to take appropriate actions to persuade CCPN and CCMC to rescind their notices of termination. However, there is no assurance that our efforts will be successful. CCPN and CCMC control most of the inpatient and specialty pediatric services available in Fort Worth, Texas. If these agreements terminate, it would force us to make alternate arrangements for many services to our pediatric membership, which may adversely impact our costs and our membership. Therefore, our results from operations could be harmed as a result of the termination of these arrangements, and the impact could be material.
      As part of the State of Texas re-bidding process, CCHCN obtained its own contract with the State of Texas to provide healthcare services to Medicaid recipients starting September 1, 2006. As a result, we may lose members based upon CCHCN’s contract with the State of Texas, and the impact could be material. In addition, under the risk-sharing arrangement with CCHCN that terminated as of August 31, 2005, the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We believe that CCHCN may owe us substantial payments for the 2004 and 2005 contract years which we estimate to be approximately $12.5 million as December 31, 2005. As of this date, we have not reached an agreement with CCHCN as to the settlement amounts for the 2004 and 2005 contract years. If we are unable to agree on a settlement, our health benefits expenses attributable to these periods may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

Our limited ability to predict our incurred medical expenses accurately has in the past and could in the future materially impact our reported results.
      Our medical expenses include estimates of claims that are yet to be received, or incurred but not reported (IBNR). We estimate our IBNR medical expenses based on a number of factors, including authorization data, prior claims experience, maturity of markets, complexity and mix of products and stability of provider networks. Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when underlying assumptions or factors used to estimate IBNR change. In addition to using our internal resources, we utilize the services of independent actuaries who are contracted on a routine basis to calculate and review the adequacy of our medical liabilities. We cannot be sure that our current or future IBNR estimates are adequate or that any further adjustments to such IBNR estimates will not harm or benefit our results of operations. Further, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the harm on our results. Though we employ our best efforts to estimate our IBNR at each reporting date, we can give no assurance that the ultimate results will not materially differ from our estimates resulting in a material increase or decrease in our health benefits expenses in the period such difference is determined. New products, such as SNP, or new markets, such as Georgia, could pose new and unexpected challenges to effectively predict medical costs.

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
      We are generally required to obtain regulatory approval from one or more state agencies when making acquisitions. In the case of an acquisition of a business located in a state in which we do not currently operate, we would be required to obtain the necessary licenses to operate in that state. In addition, although we may already operate in a state in which we acquire a new business, we would be required to obtain the necessary licenses to operate in that state. In addition, although we may already operate in a state in which we acquire new business, we would be required to obtain additional regulatory approval if, as a result of the acquisition, we will operate in an area of the state in which we did not operate previously. There can be no assurance that we would be able to comply with these regulatory requirements for an acquisition in a timely manner, or at all.
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
      Start-up costs associated with a new business can be substantial. For example, in order to obtain a certificate of authority and obtain a state contract in most jurisdictions, we must first establish a provider network, have systems in place and demonstrate our ability to be able to process claims. If we were unsuccessful in obtaining the necessary license, winning the bid to provide service or attracting members in numbers sufficient to cover our costs, the new business would fail. We also could be obligated by the state to continue to provide services for some period of time without sufficient revenue to cover our ongoing costs or recover start-up costs. The costs associated with starting up the business could have a significant impact on our results of operations. In addition, if the new business does not operate at underwritten levels, our profitability could be harmed.

Ineffective management of rapid growth or our inability to grow could negatively affect our results of operations, financial condition and business.
      We have experienced rapid growth. In 1996, we had $22.9 million of premium revenue. In 2005, we had $2,311.6 million in premium revenue. This increase represents a compounded annual growth rate of 67.0%.
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
      On May 10, 2005, we entered into an amendment (Amendment) to our Amended and Restated Credit Agreement (as amended, the Credit Agreement), which, among other things, provides for an increase in the commitments under our Credit Agreement then in existence to $150.0 million and a five-year extension of the term from the date of the Amendment. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of the Company and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on the leverage ratio. The Credit Agreement terminates on May 10, 2010. As of December 31, 2005, there were no borrowings outstanding under our Credit Agreement.
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
      Our profitability depends, in large part, upon our ability to contract on favorable terms with hospitals, physicians and other healthcare providers. Our provider arrangements with our primary care physicians and specialists usually are for one- to two-year periods and automatically renew for successive one-year terms, subject to termination by us for cause based on provider conduct or other appropriate reasons. The contracts generally may be canceled by either party upon 90 to 120 days prior written notice. Our contracts with hospitals are usually for one- to two-year periods and automatically renew for successive one-year periods, subject to termination for cause due to provider misconduct or other appropriate reasons. Generally, our hospital contracts may be canceled by either party without cause on 90 to 150 days prior written notice. There can be no assurance that we will be able to continue to renew such contracts or enter into new contracts enabling us to service our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our providers, we may be unable to enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our profitability will be harmed.
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
      Our providers and employees involved in medical care decisions may be exposed to the risk of medical malpractice claims. Some states have passed or are considering legislation that permits managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations and or eliminate the requirement that certain providers carry a minimum amount of professional liability insurance. This kind of legislation has the effect of shifting the liability for medical decisions or adverse outcomes to the managed care organization. This could result in substantial damage awards against us and our providers that could exceed the limits of any applicable insurance coverage. Therefore, successful malpractice or tort claims asserted against us, our providers or our employees could adversely affect our financial condition and profitability.
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
      The states in which we operate have experienced budget deficits in the past. In Florida and Texas, the rules governing SCHIP have either recently changed, or may change in the near future, to restrict or limit eligibility for benefits through the imposition of waiting periods, enrollment caps and/or new or increased co-payments. These changes in SCHIP eligibility could cause us to experience a net loss in SCHIP membership. If the states in which we operate continue to restrict or limit SCHIP eligibility, our operating results could suffer.

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
      In November 2003, we signed a software licensing agreement for FACETS. During 2005, we continued to invest in the implementation and testing of FACETS with a staggered conversion to FACETS by health plan beginning in 2005 and continuing through 2007. As of October 1, 2005, claims payments for our Texas health plan are processed using FACETS. We estimate that our current claims payment systems, without FACETS, could be at full capacity within the next 16 months. We currently expect that FACETS will meet our software needs and will support our long-term growth strategies. However, if we cannot execute a successful system conversion, our operations could be disrupted, which would have a negative impact on our profitability and our ability to grow could be harmed.
      Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, our acquisition activity requires frequent transitions to or from, and the integration of, various information systems. We are continually upgrading and expanding our information systems capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly maintain or expand our information systems, we could suffer, among other things, from operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses. For example, we acquired our New York health plan as of January 1, 2005, that uses TXEN, an information system that is different from those used by the rest of our business. We expect to continue using this system exclusively for our New York plan until such time as the New York subsidiary can be successfully integrated onto FACETS. Operating that system as a separate information system can be expected to increase our costs in the short-term, and there is no assurance that we can effect a seamless transition of the New York plan to our new system. Both the increased operational costs of this system and any difficulties in conversion to a new system could have a negative impact on our profitability.

Acts of terrorism, natural disasters and medical epidemics could cause our business to suffer.
      Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. If an act or acts of terrorism or a natural disaster (such as a major hurricane) or a medical epidemic were to occur in markets in which we operate, our business could suffer. The results of terrorist acts or natural disasters could lead to higher than expected medical costs, network and information technology disruptions, and other related factors beyond our control, which would cause our business to suffer. A widespread epidemic in a market could cause a breakdown in the medical care delivery system which could cause our business to suffer.

We are currently involved in litigation, and may become involved in future litigation, which may result in substantial expense and may divert our attention from our business.
      We are currently involved in certain legal proceedings and, from time to time, we may be subject to additional legal claims. We may suffer an unfavorable outcome as a result of one or more claims, resulting in the depletion of valuable capital to pay defense costs or the costs associated with any resolution of such matters. Depending on the costs of litigation and the amount and timing of any unfavorable resolution of claims against us, our future results of operations or cash flows could be materially adversely affected.
      In addition, we may be subject to securities class action litigation. When the market price of a stock has been volatile, regardless of whether such fluctuations are related to the operating performance of a particular company, holders of that stock have sometimes initiated securities class action litigation against such company. Any class action litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      We do not own any real property. We lease office space in Virginia Beach, Virginia, where our primary headquarters, call, claims and data centers are located. We also lease real property in each of the health plan locations. We are obligated by various insurance and Medicaid regulatory authorities to have offices in the service areas where we provide Medicaid benefits.
      In September 2005, we entered into a 15-year lease for an additional 106,000 square-foot building in Virginia Beach, Virginia to be constructed adjacent to our National Support Center that houses our primary call and data centers. The new building, which is expected to be completed in December 2006, is planned to house our claims processing operations.

Item 3.	Legal Proceedings
      In 2002, Cleveland A. Tyson, a former employee of our Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our Illinois subsidiary. The complaint was captioned United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. The complaint was filed in the U.S. District Court for the Northern District, Eastern Division. It alleges that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program. Mr. Tyson’s first amended complaint was unsealed and served on AMERIGROUP Illinois, Inc., in June 2003. Therein, Mr. Tyson alleges that AMERIGROUP Illinois, Inc. maintained a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs. In his suit, Mr. Tyson seeks statutory penalties of no less than $5,500 and no more than $11,000 per violation and an unspecified amount of damages. Mr. Tyson’s complaint does not specify the number of alleged violations.
      The court denied AMERIGROUP Illinois, Inc.’s motion to dismiss Mr. Tyson’s second amended complaint on September 26, 2004. On February 15, 2005, we received a motion filed by the Office of the Attorney General for the State of Illinois on February 10, 2005, seeking court approval to intervene on behalf of the State of Illinois. On March 2, 2005, the Court granted that motion to intervene. On March 3, 2005, AMERIGROUP Illinois, Inc. filed a motion to dismiss for lack of subject matter jurisdiction, based upon a recent opinion of the United States Court of Appeals for the District of Columbia Circuit and additional cases that bar actions under the federal False Claims Act unless there is direct presentment of allegedly false claims to the federal government. Also on March 3, 2005, the Office of the Attorney General of the State of Illinois issued a subpoena to AMERIGROUP Corporation as part of an investigation pursuant to the Illinois Whistleblower Reward and Protection Act to determine whether a violation of the Act has occurred. AMERIGROUP Corporation filed a motion objecting to the subpoena of on the grounds, among other things, that the subpoena is duplicative of one previously served on AMERIGROUP Corporation in the federal court Tyson litigation with which AMERIGROUP is complying. The Office of the Attorney General of the State of Illinois withdrew its state court subpoena in September 2005.
      On May 6, 2005, Plaintiffs filed a joint motion for leave to amend their complaint. At a hearing on June 7, 2005, Judge David A. Coar indicated that he would grant the motion to amend. On June 22, 2005, Plaintiffs served AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. with a third amended complaint, which includes allegations that AMERIGROUP Corporation is liable as the alter-ego of AMERIGROUP Illinois, Inc. and allegations that AMERIGROUP Corporation is liable for making false claims or causing false claims to be made. On July 7, 2005, AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. filed a motion to dismiss the third amended complaint based on several independent grounds, including lack of subject matter jurisdiction, which also was raised in the prior motion to dismiss. In September 2005, Judge David A. Coar issued an order of recusal. Senior Judge Harry D. Leinenweber is now the judge for this case. On October 17, 2005, Judge Leinenweber denied the motion to dismiss for lack of subject matter jurisdiction. On November 8, 2005, Judge Leinenweber denied the motion to dismiss the third amended complaint. On November 23, 2005, AMERIGROUP Illinois, Inc. and AMERIGROUP Corporation filed their answer and affirmative defenses to the third amended complaint. The United States Attorneys’ Office filed a motion to intervene on behalf of the United States of America in August 2005. On October 17, 2005, Judge Leinenweber granted that motion to intervene. Fact discovery is currently scheduled to end March 31, 2006 and the court has assigned a trial date of October 4, 2006.
      Plaintiffs have proposed a number of damage theories under which alleged damages range, after trebling, from $60.0 million to $690.0 million; however, it is unclear which, if any, of these theories will be relied upon by plaintiff’s damage experts when expert discovery concludes. The damage experts retained by the Company for this litigation have not reached any conclusions as to estimates of potential damages, if any. Although it is possible that the outcome of this case will not be favorable to us, we cannot with any certainty give a reasonable estimate of any potential damages. Accordingly, we have not recorded any liability at December 31, 2005. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
      Beginning on October 3, 2005, five purported class action complaints (the Actions) were filed in the United States District Court for the Eastern District of Virginia on behalf of persons who acquired our common stock between April 27, 2005 and September 28, 2005. The actions purported to allege claims against us and certain of our officers for alleged violations of Sections 10(b), 20(a), 20(A) and Rule 10b-5 of the Securities Exchange Act of 1934. On January 10, 2006, the Court issued an order (i) consolidating the Actions; (ii) setting Illinois State Board of Investment v. AMERIGROUP Corp., et al., Civil Action No. 2:05-cv-701 as lead case for purposes of trial and all pretrial proceedings; (iii) appointing Illinois State Board of Investment (ISBI) as Lead Plaintiff and its choice of counsel as Lead Counsel; and (iv) ordering that Lead Plaintiff file a Consolidated Amended Complaint (CAC) by February 24, 2006. On February 24, 2006, ISBI filed the CAC, which purports to allege claims on behalf of all persons or entities who purchased our common stock from February 16, 2005 through September 28, 2005. The CAC asserts claims for alleged violations of Sections 10(b), 20(a), 20(A) and Rule 10b-5 of the Securities Exchange Act of 1934 against defendants AMERIGROUP Corporation, Jeffrey L. McWaters, James G. Carlson, E. Paul Dunn, Jr. and Kathleen K. Toth. Lead Plaintiff alleges that defendants issued a series of materially false and misleading statements concerning our financial statements, business, and prospects. Among other things, the CAC seeks compensatory damages and attorneys’ fee and costs. Although we intend to vigorously contest these allegations, there can be no assurance that the ultimate outcome of this litigation will not have a material adverse affect on our financial position, results of operations or liquidity.
      We are from time-to-time the subject matter of, or involved in, other legal proceedings including claims for reimbursement by providers. We believe that any liability or loss resulting from such other legal matters will not have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
Executive Officers of the Company
      Our executive officers, their ages and positions as of February 28, 2006, are as follows:

Name	Age	Position

Jeffrey L. McWaters	49	Chairman and Chief Executive Officer

James G. Carlson*	53	President and Chief Operating Officer

Sherri E. Lee**	54	Executive Vice President, Chief Financial Officer and Treasurer

Stanley F. Baldwin	57	Executive Vice President, General Counsel and Secretary

Janet M. Brashear	45	Executive Vice President, Strategic Planning

Catherine S. Callahan	48	Executive Vice President, Associate Services

Nancy L. Grden	54	Executive Vice President and Chief Marketing Officer

Steven B. Larsen	46	Executive Vice President, Health Plan Operations

John E. Littel	41	Executive Vice President, External Affairs

Leon A. Root, Jr.	52	Executive Vice President and Chief Information Officer

Kathleen K. Toth	44	Executive Vice President and Chief Accounting Officer

Eric Yoder, M.D.	53	Executive Vice President and Chief Medical Officer

Richard C. Zoretic	47	Executive Vice President, Health Plan Operations and Healthcare Delivery Systems

*	Effective January 31, 2006 Frederick C. Dunlap resigned from the position of Executive Vice President, Chief Operating Officer but remained on the payroll through February 28, 2006. Upon this resignation, James G. Carlson, the Company’s President, reassumed the duties of Chief Operating Officer previously held by him and transferred to Mr. Dunlap on October 28, 2005.

**	Effective November 7, 2005 E. Paul Dunn, Jr. resigned from the position of Executive Vice President, Chief Financial Officer and Treasurer which he held from November 2004. Sherri E. Lee replaced E. Paul Dunn, Jr., as Executive Vice President, Chief Financial Officer and Treasurer effective November 7, 2005. Mr. Dunn, who joined us in November 2004, did not leave as a result of any disagreement with the Company. From 1998 to November 2004, Mr. Dunn served as Vice President of Finance and Treasurer for IGM Global, Inc.
      Jeffrey L. McWaters has been Chairman and Chief Executive Officer since he founded the Company in December 1994. Mr. McWaters has more than 27 years of experience in the managed healthcare industry. From 1991 to 1994, he served as President and CEO of Options Mental Health (now ValueOptions), a national managed care company specializing in behavioral health. Mr. McWaters formerly held senior executive positions with CIGNA Healthcare and EQUICOR. Mr. McWaters is a member of the Board of Visitors of the College of William and Mary, a director of America’s Health Insurance Plans (AHIP), and a member of the New York Stock Exchange Listed Companies Advisory Board.
      James G. Carlson joined us as our President and Chief Operating Officer in April 2003. Prior to joining us, Mr. Carlson co-founded Workscape, Inc. in 1999, a privately held provider of benefits and workforce management solutions, for which he also served as Chief Executive Officer and a Director. From 1995 to 1998, Mr. Carlson served as Executive Vice President of UnitedHealth Group and President of the UnitedHealthcare business unit, which served more than 10 million members in HMO and Preferred Provider Organization plans nationwide.
      Sherri E. Lee rejoined us, effective November 7, 2005, as Executive Vice President, Chief Financial Officer and Treasurer. Ms. Lee first joined us in 1998 as our Chief Financial Officer and Treasurer. In 2001, Ms. Lee resigned her position as Senior Vice President and Chief Financial Officer, but continued to serve as Senior Vice President and Treasurer through her retirement on April 1, 2005. Prior to joining AMERIGROUP, Ms. Lee served as Executive Vice President — Finance of Pharmacy Corporation of America and as Senior Vice President and Controller for Beverly Enterprises, Inc. Ms. Lee is a certified public accountant.
      Stanley F. Baldwin joined us in 1997 and serves as our Executive Vice President, General Counsel and Secretary. He also serves as our Compliance Officer. Prior to that, Mr. Baldwin held senior officer and General Counsel positions with EPIC Healthcare Group, Inc., EQUICOR-Equitable HCA Corporation and CIGNA Healthplans, Inc. Mr. Baldwin is licensed to practice law in Virginia, Tennessee and Texas.
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
      Catherine S. Callahan joined us in 1999 and serves as our Executive Vice President, Associate Services. From 1991 to 1999, Ms. Callahan was Chief Administrative Officer of FHC Health Systems.
      Nancy L. Grden joined us in 2001 and serves as our Executive Vice President and Chief Marketing Officer. Prior to joining us, Ms. Grden served as President and Founder of Avenir, LLC, a consulting firm specializing in new ventures, and as Chief Executive Officer for Lifescape, LLC, a web-based workplace services company, from 1998 to 2000. She previously served as Executive Vice President and Chief Marketing Officer for ValueOptions, a national managed behavioral healthcare company, from 1992 to 1998.
      Steven B. Larsen was appointed Senior Vice President, Health Plan Operations in May 2005 and promoted to Executive Vice President, Health Plan Operations in February 2006. He also continues to serve as the Chief Executive Officer of AMERIGROUP Maryland, Inc, our Maryland subsidiary, a position which he has held since June 2004. From June 2004 through May 2005, he also served as the President of AMERIGROUP Maryland, Inc. Prior to joining us, Mr. Larsen was a partner with Saul Ewing, LLP from September 2003 through June 2004. From June 1997 through May 2003, he served as the Insurance Commissioner for the Maryland Insurance Administration.
      John E. Littel joined us in 2001 and serves as our Executive Vice President, External Affairs. Mr. Littel has served in a variety of positions in federal and state governments, including as Deputy Secretary of Health and Human Resources for the Commonwealth of Virginia, where he was responsible for the state’s welfare reform and healthcare initiatives, and as Director of Intergovernmental Affairs for the White House Drug Policy Office. Prior to joining the Company, he served as counsel and deputy director of the Citizenship Project at the Heritage Foundation and in the current Bush Administration as senior counselor to the Director of the Office of Personnel Management. Mr. Littel is licensed to practice law in the State of Pennsylvania.
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
      Eric M. Yoder, M.D. was named Executive Vice President and Chief Medical Officer in March 2005. Dr. Yoder joined our Texas health plan subsidiary, AMERIGROUP Texas, Inc., in 1996 and served there in various capacities, including Medical Director, Market President and Chief Executive Officer, until assuming his current position. Before joining us, he also served as Medical Director for Bell Textron Employee Health Service and as Medical Director for (Kaiser) Permanente Medical Group of Texas.
      Richard C. Zoretic was named Executive Vice President, Health Plan Operations in November 2005. He previously held the position of Chief Marketing Officer with the Company beginning in September 2003. Before joining us, Mr. Zoretic served as Senior Vice President of network operations and distributions at CIGNA Dental Health from February 2003. From November 2001 to February 2003, Mr. Zoretic worked as a senior manager for Deloitte Consulting’s global management consulting practice, specializing in the health plan segment. From March 2000 to October 2001, Mr. Zoretic was an Executive Vice President and General manager of Workscape, Inc, a privately held provider of benefits and workforce management solutions.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

2004	High	Low

First quarter	$23.08	$18.23

Second quarter	24.75	19.61

Third quarter	28.46	22.03

Fourth quarter	38.44	26.50

2005

First quarter	$43.16	$35.15

Second quarter	40.46	32.20

Third quarter	46.92	19.12

Fourth quarter	19.73	15.45

December 31, 2005 Closing Sales Price	$19.46
      February 27, 2006, the last reported sales price of our common stock was $20.93 per share as reported on the NYSE. As of February 27, 2006, we had 44 shareholders of record.
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
      The following selected consolidated financial data should be read in connection with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Selected financial data as of and for each of the years in the five-year period ended December 31, 2005 are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent registered public accounting firm. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect the two-for-one stock split effective January 18, 2005.

	Year ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share data)

Income Statement Data:

Revenues:

Premium	$2,311,599	$1,813,391	$1,615,508	$1,152,636	$880,510

Investment income	18,310	10,340	6,726	8,026	10,664

Total revenues	2,329,909	1,823,731	1,622,234	1,160,662	891,174

Expenses:

Health benefits	1,957,196	1,469,097	1,295,900	933,591	709,034

Selling, general and administrative	258,446	191,915	186,856	133,409	109,822

Depreciation and amortization	26,948	20,750	23,650	13,149	9,348

Interest	608	731	1,913	791	763

Total expenses	2,243,198	1,682,493	1,508,319	1,080,940	828,967

Income before income taxes	86,711	141,238	113,915	79,722	62,207

Income tax expense	33,060	55,224	46,591	32,686	26,127

Net income	53,651	86,014	67,324	47,036	36,080

Accretion of redeemable preferred stock dividends	—	—	—	—	(6,228)

Net income attributable to common stockholders	$53,651	$86,014	$67,324	$47,036	$29,852

Basic net income per share	$1.05	$1.73	$1.56	$1.17	$4.04

Weighted average number of shares outstanding	51,213,589	49,721,945	43,245,408	40,355,456	7,389,688

Diluted net income per share	$1.02	$1.66	$1.48	$1.10	$1.04

Weighted average number of common shares and dilutive potential common shares outstanding	52,857,682	51,837,579	45,603,300	42,938,844	33,299,442

	December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)

Balance Sheet Data:

Cash and cash equivalents and short and long-term investments	$587,106	$612,059	$535,103	$306,935	$301,837

Total assets	1,093,588	919,850	826,021	578,484	406,942

Long-term debt	—	—	—	50,000	—

Total liabilities	452,034	351,138	364,307	339,103	223,426

Stockholders’ equity	641,554	568,712	461,714	239,381	183,516

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, SCHIP, FamilyCare and SNP. We were founded in December 1994 with the objective of becoming the leading managed care organization in the U.S. focused on serving people who receive these types of benefits. Having concluded over ten years of operation, we continue to believe that managed healthcare remains the only proven mechanism that significantly reduces medical cost trends and helps our state partners control their costs.
      In 2005, we increased our total revenues by 27.8% over 2004. Total membership increased by 193,000 members, or 20.6%, to 1,129,000 members as of December 2005. Our 2005 revenue growth came from a number of factors including:

•	Organic growth — Our premium revenues for 2005 grew 15.1% over the prior year from membership increases in existing service areas and new markets, including Ohio and Virginia, and premium rate increases received. Premium revenues benefited in 2005 from the reversal of a Maryland premium recoupment previously recorded, totaling $6.1 million, offset by $6.4 million of anticipated premium recoupments related to enrollment errors by the States of Florida and Texas due to eligibility issues related to prior periods.

•	Growth through acquisitions — Effective January 1, 2005, we completed our stock acquisition of CarePlus in New York City and Putnam County, New York, pursuant to the terms of the merger agreement. At the date of the acquisition, CarePlus served approximately 115,000 members covered by New York State’s Medicaid, Child Health Plus and Family Health Plus programs. CarePlus’ service areas include New York City (Brooklyn, Manhattan, Queens and Staten Island) and Putnam County, New York. CarePlus accounted for 45.1% of the premium revenue growth in 2005.
      As of December 31, 2005, more than 44% of our current membership has resulted from ten acquisitions. We are also focused on growth opportunities in new markets and new products. We will continue to pursue opportunities that we believe meet our return metrics. We continue to believe acquisitions will be an important part of our long-term growth strategy.
      In 2005, our health benefits ratio (HBR) was 84.7% versus 81.0% in 2004. Our 2005 results have been impacted by an increase in health benefits expense trend as evidenced by changes in membership, higher incidence of illness, obstetric services and related costs such as neonatal intensive care unit and other services, higher utilization and unit costs for network changes and provider contract rates and terms, as well as higher costs associated with entry into new markets. In addition, due to the impact of the installation of our new claims processing system, FACETS, on October 1, 2005 in our Texas market, we enhanced our medical claims estimation process during the fourth quarter of 2005 and added $15.4 million to our claims payable balance to compensate for the reduction in the rate of claims processing. We also added a separate factor for uncertainty of $5.8 million to cover the impact of adverse changes in the level and nature of claims inventory associated with the conversion to FACETS.
      Selling, general and administrative expenses (SG&A) were 11.1% of total revenues for the year ended December 31, 2005 compared to 10.5% in 2004. The increase in the SG&A ratio is primarily a result of increases in premium taxes, legal fees and experience rebate expenses.
      Cash, cash equivalents and investments totaled $643.8 million at the end of 2005. A significant portion of our cash, cash equivalents and investments is regulated by state capital requirements. However, $157.9 million of our cash, cash equivalents and investments was unregulated and held at the parent level.
      On July 2, 2004, the State of Texas released a Request for Proposal (RFP) to re-procure its current Medicaid managed care programs, as well as to expand the current programs. In July 2005, the State announced the results of this competitive-bidding process as it relates to the TANF (STAR) and SCHIP populations. AMERIGROUP’s wholly-owned subsidiary, AMERIGROUP Texas, Inc. was awarded STAR and SCHIP, or TexCare, contracts in its current service areas of Houston, Dallas and Fort Worth and contracts in two new service areas of Corpus

Christi and El Paso. AMERIGROUP Texas, Inc. was also granted a STAR contract for the Austin service area. AMERIGROUP Texas, Inc. will have one or more competitors in each of its new and current service areas for the STAR and TexCare programs. The combined eligibles for these expanded products and markets are approximately 1,100,000 as compared to the previously existing eligible population of 735,000. In September 2005, the Company notified the State of Texas that it had declined the contract award in El Paso. This decision was reached after the State of Texas announced the results of the bid, which included re-awarding contracts to the two existing managed care providers that currently serve approximately 73% of the eligibles in this market. This competitive environment would significantly limit market expansion opportunities. Implementation of the remaining contracts is expected to be in September 2006. These awards do not include the expansion of the STAR+PLUS program. The State announced expansion of STAR+PLUS into all remaining urban areas under a modified structure which will exclude risk on hospitalization costs to protect the upper payment limit. This may reduce premium levels compared to the current STAR+PLUS reimbursement, but will be offset by an accompanied reduction in medical risk. The revised program is expected to be finalized in 2006 and implemented by early 2007.
      We had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC), that was terminated as of August 31, 2005. In its place, we entered into separate non-exclusive fee-for-service provider agreements with CCPN and CCMC. On December 27, 2005, CCPN and CCMC each sent notices indicating their intent to terminate these fee-for-service agreements as of March 31, 2006. We do not believe that such terminations are warranted under these agreements. It is our intent to take appropriate actions to persuade CCPN and CCMC to rescind their notices of termination. However, there is no assurance that our efforts will be successful. CCPN and CCMC control most of the inpatient and specialty pediatric services available in Fort Worth, Texas. If these agreements terminate, it would force us to make alternate arrangements for many services to our pediatric membership, which may adversely impact our costs and our membership. Therefore, our results from operations could be harmed as a result of the termination of these arrangements, and the impact could be material.
      As part of the State of Texas re-bidding process, CCHCN obtained its own contract with the State of Texas to provide healthcare services to Medicaid recipients effective September 1, 2006. As a result, we may lose members based upon CCHCN’s contract with the State of Texas, and the impact could be material. In addition, under the risk-sharing arrangement with CCHCN that terminated as of August 31, 2005, the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We believe that CCHCN may owe us substantial payments for the 2004 and 2005 contract years, which we estimate at approximately $12.5 million as of December 31, 2005. As of this date, we have not reached an agreement with CCHCN as to the settlement amounts for the 2004 and 2005 contract years. If we are unable to agree on a settlement, our health benefits expenses attributable to these periods may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.
      We announced on June 2, 2005, that the State of Illinois cut $70 million from its fiscal year 2006 Medicaid managed care budget. The State of Illinois’ decision to reduce spending on its Medicaid managed care program caused AMERIGROUP Illinois, Inc., to reduce its operations beginning with the third quarter of 2005. Effective July 1, 2005, AMERIGROUP Illinois, Inc. entered into a new contract with the State of Illinois that substantially reduced reimbursement for administrative, sales and marketing expenses and, accordingly, AMERIGROUP Illinois, Inc., reduced the size of its organization. The Illinois Legislature recently passed a bill proposed by the Governor that would expand coverage for all uninsured children in Illinois, using savings generated by imposing a statewide primary care case management program (PCCM). This will allow the creation of a new entitlement with very limited controls on the growing costs of Medicaid. According to the State of Illinois, the current HMO model would co-exist and provide a choice for members. This may limit growth opportunities for HMOs and require us to reconsider our business strategy with respect to this market in the future.
      AMERIGROUP Virginia, Inc. signed a contract with the Commonwealth of Virginia on July 15, 2005, and began enrolling members in September 2005. AMERIGROUP Ohio, Inc. also received an HMO license in and signed a contract with the State of Ohio on July 25, 2005, and began enrolling members in September 2005.

      As a result of a competitive-bidding process, our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. (d/b/a AMERIGROUP Georgia), was chosen in July 2005 to offer healthcare coverage to low-income residents in four of six regions in the State of Georgia. Georgia will represent our entry into a tenth state. AMERIGROUP Georgia will have two competitors in the Atlanta Region and one competitor in each of the other regions. The total eligible members in all four regions are approximately 885,000, with 533,000 in the Atlanta Region. We anticipate that AMERIGROUP Georgia will commence enrollment of members in the Atlanta Region on June 1, 2006 based on the most recent communication from the State.
      On September 23, 2005, CMS designated AMERIGROUP Texas, Inc., as a Special Needs Plan. AMERIGROUP Texas, Inc. has entered into a contract with CMS to offer Medicare benefits to dual eligibles that live in and surrounding Harris County, Texas beginning January 1, 2006. AMERIGROUP Texas, Inc. already served these members through the Texas Medicaid STAR+PLUS program and will offer them the Medicare and Part D drug benefit under this new contract. As of January 1, 2006, we served approximately 8,800 members under this program.
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
      The Maryland Legislative Session ended on April 11, 2005 and it addressed the medical loss ratio assessment in the following manner. First, no budget action was taken to recoup premium relating to 2003 as it did in the 2004 legislative session. Second, the Maryland Legislature amended the existing statute to clarify the process and required that regulations be promulgated by the Department of Health and Mental Hygiene before an action could be taken to recoup premium based upon an MCO’s medical loss ratio. Based on this information, we reversed the reduction in premium that was previously recorded resulting in $6.1 million of additional premium revenue in the year ended December 31, 2005.
Discussion of Critical Accounting Policies
      In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates and the differences could be significant. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition
      We generate revenues primarily from premiums we receive from the states in which we operate to arrange for health benefit services for our members. In 2006, we will receive premiums from CMS for the SNP program. We recognize premium revenue during the period in which we are obligated to provide services to our members. A fixed premium per member per month is paid to us to arrange for healthcare benefit services for our members pursuant to our contracts in each of our markets. These premium payments are based upon eligibility determined by the state governments with which we have contracted. Errors in this eligibility determination on which we rely can result in positive and negative premium adjustments to the extent this information is adjusted by the state. In all of our states, except Florida and Virginia, we are eligible to receive supplemental payments for newborn obstetric deliveries. Each state contract is specific as to what is required before payments are generated. Upon delivery of a newborn, each state is notified according to our contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member based on our authorization system for these services. Additionally, in some states we receive supplemental payments for certain services such as high cost drugs and early childhood prevention screenings. Any amounts that have not been received from the state by the end of the period are recorded on our balance sheet as premium receivables. We also generate income from investments.

Estimating health benefits expense and claims payable
      Our results of operations depend on our ability to effectively manage expenses related to health benefits, as well as our ability to accurately predict costs incurred in recording the amounts in our consolidated financial statements. Expenses related to health benefits have two components: direct medical expenses and medically related administrative costs. Direct medical expenses include fees paid to hospitals, physicians and providers of ancillary medical services, such as pharmacy, laboratory, radiology, dental and vision. Medically related administrative costs include expenses related to services such as health promotion, quality assurance, case management, disease management and 24-hour on-call nurses. Direct medical expenses also include estimates of IBNR. For the year ended December 31, 2005, approximately 95% of our direct medical payments related to fees paid on a fee-for-service basis to hospitals, PCPs, specialist physicians and other providers, including fees paid to third-party vendors for ancillary services. The balance related to fees paid on a capitation, or per member, basis. Primary care and specialist physicians not paid on a capitation basis are paid on a maximum allowable fee schedule set forth in the contracts with our providers. We reimburse hospitals on a negotiated per diem, case rate or an agreed upon percent of their standard charges. In Maryland, the State sets the amount reimbursed to hospitals. Fees paid for services provided to our members by hospitals and providers with whom we have no contract are paid based upon our usual and customary fee schedules unless mandated at other levels by state regulation.
      We have used a consistent methodology for estimating our medical expenses and medical liabilities since our inception, and have refined our assumptions to take into account our maturing claims, product and market experience. As medical utilization patterns and cost trends change from year-to-year, our underlying claims payments reflect the variations in experience. Our estimates are revised based upon actual claims payments using historical per member per month claims cost, including provider settlements, changes in the age and gender of our membership, variations in the severity of medical conditions, high dollar claims and authorization data. Each of these factors may be considered in determining our current medical liabilities.
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
      Monthly, we estimate our IBNR based on a number of factors, including prior claims experience, member mix changes, high dollar claims, and authorization data. Authorization data is information captured in our medical management system, which identifies services requested by providers or members. The medical cost related to these authorizations is estimated by pricing the approved services using contractual or historical amounts adjusted for known variables such as historical claims trends. These estimated costs are included as a component of IBNR in the more current months.
      We enhanced our estimation processes in the fourth quarter of 2005 to reflect changes in claims payment patterns observed in 2005 and anticipated to continue in the future due to the conversion to the FACETS system. We considered the typical reduction in the rate of claims processing due to a decrease in payment efficiencies associated with the installation of a new medical claims payment system. As we have discussed previously, we transitioned our Texas market, which represents 35% of our membership, to FACETS effective October 1, 2005. To quantify the potential impact of this conversion on our three claims payment systems, we reviewed claims payments per member per month, by product and by health plan, and observed lower than historical payment patterns, while at the same time we saw an increase in claims inventory levels for certain markets. Accordingly, we estimated the value of the increase related to claims on hand at the end of the period and added $15.4 million to our claims payable balance for this backlog in our IBNR estimate.
      As part of our normal review, we also consider the costs to process medical claims, and estimates of amounts to cover uncertainties related to fluctuations in claims payment patterns, membership, products and authorization trends. These estimates are adjusted as more information becomes available and any adjustments are included in current operations. Due to the uncertainty associated with payment rates and inventory levels, associated with the FACETS conversion, we established a separate estimate for this uncertainty to cover the expected adverse claims development. We will maintain this additional estimate as long as this uncertainty related to the systems conversion remains.
      We utilize the services of independent actuarial consultants, who are contracted to review our estimates on a quarterly basis, as well as the assumptions used in forming these estimates. Judgments are made based on knowledge and experience about past and current events. There is a likelihood that actual results could be materially different than reported if different assumptions or conditions prevail.
      Also included in claims payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to or from contracted providers under risk-sharing arrangements. During 2005, we reclassified certain provider receivables under our risk-sharing arrangement with CCHCN to prepaid expenses, provider receivables and other current assets as a result of the termination of the contract whereby no liabilities remained in claims payable to offset the risk-sharing receivable.
      The following table shows the components of the change in medical claims payable for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Medical claims payable as of January 1	$241,253	$239,532	$202,430

Medical claims payable assumed from businesses acquired during the year	27,424	—	20,421

Health benefits expenses incurred during the year:

Related to current year	1,982,880	1,505,482	1,355,065

Related to prior years	(25,684)	(36,385)	(59,165)

Total incurred	1,957,196	1,469,097	1,295,900

Health benefits payments during the year:

Related to current year	1,646,664	1,274,460	1,135,082

Related to prior years	230,530	192,916	144,137

Total payments	1,877,194	1,467,376	1,279,219

Medical claims payable as of December 31	$348,679	$241,253	$239,532

      In the current year, we experienced a reduction in the favorable prior year development of approximately $10.7 million related to 2004 and prior which compares to a decrease of $22.8 million in the prior year related to 2003 and prior. The current year reduction was primarily the result of continued tightening of our claims estimates at December 31, 2004.
      The Company’s methodology includes adding a factor to compensate for normal claims uncertainty. The more precisely we have been able to predict claims patterns, the lower the required factor for uncertainty as a percentage of our medical liability. Due to the changing mix of members, products and markets, this factor is a necessary component of our medical liabilities. While our prior year development historically has been favorable, there is no guarantee this will continue and the factor for uncertainty mitigates the risk of emerging claims experience that is different from historical patterns. The health benefits expenses incurred during the period related to prior years relate almost entirely to revisions in estimates for the immediately preceding year. The application of our methodology has resulted in reversals of estimated incurred claims related to prior years in each of the years in the three-year period ended December 31, 2005. The resulting impact on operations is a function of the variation of the change in estimate from year-to-year. Included in the table above is the negative impact on earnings of the change in our factor for uncertainty of a total of $9.2 million in 2005. This change was largely due to increased uncertainty around the conversion to our new claims system, FACETS, for which we have added a specific factor for uncertainty of $5.8 million. We will maintain this specific factor for claims uncertainty as long as the uncertainty related to the systems conversion remains. We will review the progress of the systems conversion and will adjust the related factor for claims uncertainty as appropriate. Our 2005 unfavorable development of $9.2 million compares to a favorable development of $1.5 million in 2004, and an unfavorable development of $3.5 million in 2003.
      Changes in estimates are primarily the result of obtaining more complete claims information that directly correlates with the claims and provider reimbursement trends. Since our estimates are based upon the blended per member per month claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experience. These variables include fluctuations in claims payment patterns, changes in membership levels, number and mix of products, benefit structure, changes in provider networks or contract terms, severity of illness and utilization levels. We believe there will be less volatility as we increase in size and gain more maturity in our markets and successfully convert our remaining health plans to FACETS.
      We believe that the amount of claims payable is adequate to cover our ultimate liability for unpaid claims as of December 31, 2005; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between our December 31, 2005 estimates of claims payable and actual claims payable, net income for the year ended December 31, 2005 would increase or decrease by approximately $3.5 million and diluted earnings per share would increase or decrease by approximately $0.04 per share.

Income taxes
      On a quarterly basis, we estimate our required tax liability and assess the recoverability of our deferred tax assets. Our taxes payable are estimated based on enacted rates, including estimated tax rates in states where we do business, applied to the income expected to be taxed currently. Management assesses the realizability of our deferred tax assets based on the availability of carrybacks of future deductible amounts and management’s projections for future taxable income. We cannot guarantee that we will generate income in future years. Historically we have not experienced significant differences in our estimates of our tax accrual.

Goodwill and intangible assets
      As of December 31, 2005 and 2004, we had goodwill and other intangible assets of $255.1 million and $140.4 million, respectively, net of accumulated amortization. We review our intangible assets with defined lives for impairment whenever events or changes in circumstances indicate we might not recover their carrying value. We assess our goodwill for impairment at least annually. In assessing the recoverability of these assets, we must make assumptions regarding estimated future utility and cash flows and other internal and external factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Recent Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS No. 123(R)), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting

for Stock Issued to Employees, and SFAS No. 148, Accounting for Stock Based Compensation, and amends FASB Statement of Financial Accounting Standard No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative.
      Effective January 1, 2006, we adopted SFAS No. 123(R) applying the modified prospective method.
      Under SFAS No. 123(R), the modified prospective method permits compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the fair value method of SFAS No. 123(R) will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) is estimated to be additional compensation cost of approximately $4.5 million, net of tax, or $0.09 per diluted share for the year ended December 31, 2006. This estimate could differ materially from actual compensation cost recognized as it depends on levels of share-based payments granted in the future. Had we adopted SFAS No. 123(R) in prior periods, the impact of the standard for prior periods would have approximated the impact of SFAS No. 123 as described in the disclosure of proforma net income and earnings per share in Note 2(i) to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $8.6 million, $8.0 million and $4.5 million in 2005, 2004 and 2003, respectively.
Results of Operations
      The following table sets forth selected operating ratios for the years ended December 31, 2005, 2004 and 2003. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

	Year ended December 31,

	2005	2004	2003

Premium revenue	99.2%	99.4%	99.6%

Investment income	0.8	0.6	0.4

Total revenues	100.0%	100.0%	100.0%

Health benefits(1)	84.7%	81.0%	80.2%

Selling, general and administrative expenses	11.1%	10.5%	11.5%

Income before income taxes	3.7%	7.7%	7.0%

Net income	2.3%	4.7%	4.2%

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

      The following table sets forth the approximate number of our members in each of our service areas for the periods presented.

	December 31,

Market	2005	2004	2003	2002	2001

Texas	399,000	394,000	343,000	296,000	214,000

Florida	219,000	229,000	221,000	—	—

Maryland	141,000	130,000	124,000	125,000	118,000

New York	138,000	—	—	—	—

New Jersey	109,000	105,000	99,000	99,000	88,000

Illinois	41,000	37,000	32,000	34,000	39,000

District of Columbia	41,000	41,000	38,000	37,000	13,000

Ohio	22,000	—	—	—	—

Virginia	19,000	—	—	—	—

Total	1,129,000	936,000	857,000	591,000	472,000

      As of December 31, 2005, we served 1,129,000 members, which reflects an increase of 193,000 members compared to December 31, 2004. The CarePlus acquisition, effective January 1, 2005, added the New York market, which has grown to 138,000 members as of December 31, 2005. The remaining organic growth occurred in all of our other markets, except the District of Columbia and Florida, due to new product offerings, expansion into new service areas, successful marketing initiatives, and competitors leaving the market. Membership in the District of Columbia remains constant. The Florida market decrease of 10,000 members is primarily the result of a decrease in the SCHIP program, Florida Healthy Kids. This decrease is a direct result of changes made by the State of Florida during 2004 in the eligibility re-determination process and the frequency of member enrollment, both of which have negatively impacted the statewide membership in the Florida Healthy Kids program. The Florida Legislature enacted legislation in 2005 to address this problem, which was signed by the Governor, increasing the frequency of the enrollment period from semi-annual to monthly. The State of Florida is now in the process of implementing this enrollment change. Additionally, we have experienced a backlog in our Texas enrollment due to the implementation of a new enrollment broker. We anticipate, based on discussions with the State, that the issues that have caused this backlog will be corrected in 2006 and the enrollment backlog will be updated.
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
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues
      Premium revenue for the year ended December 31, 2005 increased $498.2 million, or 27.5%, to $2,311.6 million from $1,813.4 million in 2004. The increase was primarily due to internal growth in membership, growth through acquisition of CarePlus and premium rate increases. Total membership increased 20.6% to 1,129,000 as of December 31, 2005 from 936,000 as of December 31, 2004.
      Investment income increased $8.0 million to $18.3 million for the year ended December 31, 2005. The increase in investment income is primarily due to increases in market interest rates.

Health benefits
      Expenses relating to health benefits for the year ended December 31, 2005 increased $488.1 million, or 33.2%, to $1,957.2 million from $1,469.1 million for the year ended December 31, 2004. The HBR for the year ended December 31, 2005 was 84.7% compared to 81.0% in 2004. Our 2005 results have been impacted by an increase in membership, higher incidence of illness, an increase in obstetric services and related costs such as neonatal intensive care unit and other services, higher utilization and unit costs for network changes and provider contract rates and terms, as well as higher costs associated with entry into new markets. In addition, due to the impact of the installation of our new claims processing system, FACETS, on October 1, 2005 in our Texas market, we enhanced our medical claims estimation process during the fourth quarter of 2005 and added $15.4 million to compensate for the reduction in the rate of claims processing. We also added a separate factor for uncertainty of $5.8 million to cover the impact of adverse changes in the level and nature of claims inventory associated with the conversion.

Selling, general and administrative expenses
      SG&A increased $66.5 million to $258.4 million for the year ended December 31, 2005 compared to $191.9 million in 2004. Our SG&A ratio for the year ended December 31, 2005 was 11.1% compared to 10.5% in 2004. The increase in SG&A ratio was primarily due to:

•	an increase in premium taxes that the States of Texas, New Jersey and Maryland began assessing in September 2003, July 2004, and April 2005, respectively;

•	an increase in legal expenses related to the Tyson litigation and the securities class action complaints; and

•	an increase in experience rebate expense in our Texas market.

Interest expense
      Interest expense was $0.6 million and $0.7 million for the years ended December 31, 2005 and 2004, respectively.

Provision for income taxes
      Income tax expense for 2005 was $33.1 million with an effective tax rate of 38.1% as compared to the $55.2 million for 2004 with an effective tax rate of 39.1%. The decrease in the effective tax rate is primarily attributable to a decrease in the blended state income tax rate reflecting the profitability by health plan.

Net income
      Net income for 2005 was $53.7 million, or $1.02 per diluted share, compared to $86.0 million, or $1.66 per diluted share in 2004. The decrease in net income is primarily a result of increased medical costs driven by higher incidence of illness, an increase in obstetric services and related costs such as neonatal intensive care unit and other services, higher utilization and unit costs for network changes and other new contract terms, as well as higher costs associated with entry into new markets.
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
Liquidity and Capital Resources
      Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flows from operations and borrowings under our Amended and Restated Credit Agreement. As of December 31, 2005, we had cash and cash equivalents of $272.2 million, short and long-term investments of $314.9 million and restricted investments on deposit for licensure of $56.7 million. Unregulated cash, cash equivalents, and investments totaled $157.9 million at December 31, 2005.

      On May 10, 2005, we entered into an amendment (Amendment) to our Amended and Restated Credit Agreement (as amended, the Credit Agreement), which, among other things, provides for an increase in the commitments under our Credit Agreement then in existence to $150.0 million and a five-year extension of the term from the date of the Amendment. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of the Company and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on the leverage ratio. The Credit Agreement terminates on May 10, 2010. As of December 31, 2005, there were no borrowings outstanding under our Credit Agreement.
      Pursuant to the Credit Agreement we must meet certain financial covenants. These financial covenants include meeting certain financial ratios and a limit on capital expenditures and repurchase of our outstanding common stock.
      On May 23, 2005, our shelf registration statement was declared effective with the SEC covering the issuance of up to $400.0 million of securities including common stock, preferred stock and debt securities. No securities have been issued under the shelf registration. Under this shelf registration, we may publicly offer such registered securities from time-to-time at prices and terms to be determined at the time of the offering.
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
      Effective January 1, 2005, we completed our stock acquisition of CarePlus in New York City, pursuant to the terms of the merger agreement entered into on October 26, 2004 for $126.8 million in cash, including acquisition costs. On June 17, 2005, and December 8, 2005, additional consideration of $4.6 million and $4.0 million was paid in accordance with the terms of the merger agreement. This acquisition was funded with unregulated cash. Goodwill and other intangibles total $122.7 million, which includes $14.0 million of specifically identifiable intangibles allocated to the rights to membership, the provider network, non-compete agreements and trademarks.
      Cash from operations was $113.1 million for the year ended December 31, 2005 compared to $102.1 million for the year ended December 31, 2004. The increase in cash from operations is primarily due to the following items:
      Increases in cash flows due to:

•	an increase in claims payable primarily as a result of increased medical costs in 2005 and entry into new markets resulting in a net increase in cash flow of $78.3 million;

•	a decrease in the effect of the change in unearned revenue of $18.4 million;
      Offset by decreases in cash flows due to:

•	a decrease in net income of $32.4 million;

•	an increase in the effect of the change in premium receivables of approximately $20.4 million primarily due to the timing of payment in our new market, New York, where premium is billed by our New York subsidiary and collected approximately four weeks later; and

•	a decrease in the change in accounts payable, accrued expenses and other liabilities of $18.3 million primarily as a result of the decrease in the contingent liability accrued for the Maryland market which was accrued 2004 and released in 2005 ($12.2 million of the decrease); payment of 2004 incentive compensation in 2005, with a comparably lower corresponding accrual in the current period ($12.7 million of the decrease); payment of premium taxes net of accruals as a result of timing of payments ($13.6 million of the decrease); offset by decrease in the change in income taxes payable as a result of timing of payments ($7.0 million) and decrease in the change in accounts payable and experience rebate payable of ($5.8 million).
      Cash used in investing activities was $73.9 million for the year ended December 31, 2005 compared to cash flows provided by investing activities of $37.9 million for the year ended December 31, 2004. The decrease in cash provided by investing activities was primarily due to cash used in the purchase of CarePlus and additional investments in new markets requiring purchase of investments on deposit to meet state regulatory requirements. We currently anticipate that our 2006 capital expenditures will be approximately $45.0 million related to the expansion of our operations center and technological infrastructure development.
      Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of December 31, 2005, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is less than four months. We utilize investment vehicles such as money market funds, commercial paper, certificates of deposit, municipal bonds, debt securities of government sponsored entities, corporate securities, auction rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted average taxable equivalent yield on consolidated investments as of December 31, 2005 was approximately 3.89%.
      Cash provided by financing activities was $5.8 million and $3.1 million for the years ended December 31, 2005 and 2004, respectively. The increase in cash provided by financing activities primarily related to reductions in cash out flows from bank overdrafts offset by a decrease in proceeds from the exercise of stock options.
      Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of December 31, 2005, our subsidiaries were in compliance with all minimum statutory capital requirements. We anticipate the parent company will be required to fund minimum net worth shortfalls during 2006 using unregulated cash, cash equivalents and investments. We believe as a result that we will continue to be in compliance with these requirements for the next 12 months.
      We believe that internally generated funds and available funds under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months.
      The following table summarizes our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments at December 31, 2005 (in thousands):

Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter

Lease financing:

Operating lease obligations	$93,413	$11,327	$11,666	$9,445	$11,019	$8,302	$41,654

Capital lease obligations	2,977	1,749	852	376	—	—	—

Total lease financing	$96,390	$13,076	$12,518	$9,821	$11,019	$8,302	$41,654

Capital improvement obligations	$2,360	$2,360	$—	$—	$—	$—	$—

Lease Financing
      Operating Lease Obligations. Our operating lease obligations are primarily for payments under non-cancelable office space leases.
      Capital Lease Obligations. Our capital lease obligations are primarily related to leased furniture, fixtures and equipment. The terms of these leases are normally between three and five years.

Long-term Borrowings
      Credit Agreement. On May 10, 2005, we entered into an amendment (Amendment) to our Amended and Restated Credit Agreement (as amended, the Credit Agreement), which, among other things, provides for an increase in the commitments under our Credit Agreement then in existence to $150.0 million and a five-year extension of the term from the date of the Amendment. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of the Company and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on the leverage ratio. The Credit Agreement terminates on May 10, 2010. As of December 31, 2005, there were no borrowings outstanding under our Credit Agreement.
Commitments
      As of December 31, 2005, the Company has a commitment under the provisions of its lease for the new operations center to cooperate jointly with the landlord of the property to qualify for certain grants by satisfying capital investment performance and employment opportunities criteria totaling $2.4 million. Upon qualifying for such grants, the Company is obligated to advance the funds to be received under the grant to the landlord, unless previously reimbursed by the Company.
Regulatory Capital and Dividend Restrictions
      Our operations are conducted through our wholly-owned subsidiaries, which include HMOs, one MCO and one PHSP. HMOs, MCOs, and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of December 31, 2005, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. We anticipate the parent company will be required to fund minimum net worth shortfalls during 2006 using unregulated cash, cash equivalents and investments. We believe as a result that we will continue to be in compliance with these requirements at least through the end of 2006.
      As of December 31, 2005, our subsidiaries had aggregate statutory capital and surplus of approximately $174.5 million, compared with the recommended minimum aggregate statutory capital and surplus of approximately $137.5 million.
      The National Association of Insurance Commissioners (NAIC) utilizes risk-based capital (RBC) standards for HMOs and other entities bearing risk for healthcare coverage that are designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio). The RBC ratio is designed to reflect the risk profile of HMOs. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from requiring insurers to submit a comprehensive plan to the state insurance commissioner to requiring the state insurance commissioner to place the insurer under regulatory control. At December 31, 2005, the RBC ratio of each of the Company’s health plans was at or above the level that would require regulatory action. Although not all states had adopted these rules at December 31, 2005, at that date, each of the Company’s active HMOs had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

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
      While we currently believe our strategies to mitigate healthcare cost inflation are appropriate, competitive pressures, new healthcare and pharmaceutical product introductions, demands from healthcare providers and customers, applicable regulations or other factors may affect our ability to control the impact of healthcare cost increases. Our independent actuaries estimate our health benefits expense trend increase for the year ended December 31, 2005 compared to the same period in 2004, to be approximately 10% normalized for underlying membership and product changes. We anticipate our 2006 health benefits expense trend increase to be approximately 7.0%. Our inability to reduce the gap through operational improvements between expected rate increases of approximately 4.0% and this expected health benefits expense trend could significantly impact our results of operations in the future.
Off-Balance Sheet Arrangements
      Our off-balance sheet arrangements at December 31, 2005 include future minimum rental commitments of $93.4 million and capital improvement obligations of $2.4 million. We have no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      As of December 31, 2005, we had short-term investments of $130.0 million, long-term investments of $184.9 million and investments on deposit for licensure of $56.7 million. These investments consist of highly liquid investments with maturities between three months and eight years. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in commercial paper, money market funds, U.S. Treasury securities, asset-backed securities, debt securities of government sponsored entities, municipal bonds and auction rate securities. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. As of December 31, 2005, a hypothetical 1% change in interest rates would result in an approximate $3.7 million change in our annual investment income or $0.04 per share change in diluted earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
AMERIGROUP Corporation:
      We have audited the accompanying consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated income statements and consolidated statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERIGROUP Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMERIGROUP Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Norfolk, Virginia
February 24, 2006

Item 8.	Financial Statements and Supplementary Data
AMERIGROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	2005	2004

ASSETS

Current assets:

Cash and cash equivalents	$272,169	$227,130

Short-term investments	130,054	176,364

Premium receivables	76,142	44,081

Deferred income taxes	11,972	11,019

Prepaid expenses, provider receivables and other current assets	37,792	18,737

Total current assets	528,129	477,331

Long-term investments	184,883	208,565

Investments on deposit for licensure	56,657	38,365

Property and equipment, net	36,967	34,030

Software, net of accumulated amortization of $27,016 and $20,317 at December 31, 2005 and 2004, respectively	24,697	16,268

Other long-term assets	7,140	4,909

Goodwill and other intangible assets, net of accumulated amortization of $23,166 and $15,226 at December 31, 2005 and 2004, respectively	255,115	140,382

	$1,093,588	$919,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Claims payable	$348,679	$241,253

Accounts payable	7,243	4,826

Unearned revenue	32,598	34,228

Accrued payroll and related liabilities	17,978	19,833

Accrued expenses and other current liabilities	26,730	33,841

Current portion of capital lease obligations	1,642	3,168

Total current liabilities	434,870	337,149

Capital lease obligations less current portion	1,175	2,878

Deferred income taxes	10,273	4,635

Other long-term liabilities	5,716	6,476

Total liabilities	452,034	351,138

Commitments and contingencies (note 11)

Stockholders’ equity:

Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 51,567,340 and 50,529,724 at December 31, 2005 and 2004, respectively	516	505

Additional paid-in capital	371,744	352,417

Retained earnings	269,294	215,790

Total stockholders’ equity	641,554	568,712

	$1,093,588	$919,850

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands, except for per share data)

Revenues:

Premium	$2,311,599	$1,813,391	$1,615,508

Investment income	18,310	10,340	6,726

Total revenues	2,329,909	1,823,731	1,622,234

Expenses:

Health benefits	1,957,196	1,469,097	1,295,900

Selling, general and administrative	258,446	191,915	186,856

Depreciation and amortization	26,948	20,750	23,650

Interest	608	731	1,913

Total expenses	2,243,198	1,682,493	1,508,319

Income before income taxes	86,711	141,238	113,915

Income tax expense	33,060	55,224	46,591

Net income	$53,651	$86,014	$67,324

Net income per share:

Basic net income per share	$1.05	$1.73	$1.56

Weighted average number of common shares outstanding	51,213,589	49,721,945	43,245,409

Diluted net income per share	$1.02	$1.66	$1.48

Weighted average number of common shares and dilutive potential common shares outstanding	52,857,682	51,837,579	45,603,300

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional			Total
			paid-in	Retained	Deferred	stockholders’
	Shares	Amount	capital	earnings	compensation	equity

	(Dollars in thousands)

Balances at January 1, 2003	41,103,888	$411	$176,935	$62,452	$(417)	$239,381

Common stock issued from public offering, net of expenses of $8,226	6,325,000	63	138,766	—	—	138,829

Common stock issued upon exercise of stock options and purchases under the employee stock purchase plan	1,460,356	15	11,258	—	—	11,273

Tax benefit from exercise of options	—	—	4,547	—	—	4,547

Amortization of deferred compensation	—	—	—	—	360	360

Net income	—	—	—	67,324	—	67,324

Balances at December 31, 2003	48,889,244	489	331,506	129,776	(57)	461,714

Common stock issued upon exercise of stock options and purchases under the employee stock purchase plan	1,640,480	16	12,902	—	—	12,918

Tax benefit from exercise of options	—	—	8,009	—	—	8,009

Amortization of deferred compensation	—	—	—	—	57	57

Net income	—	—	—	86,014	—	86,014

Balances at December 31, 2004	50,529,724	505	352,417	215,790	—	568,712

Common stock issued upon exercise of stock options and purchases under the employee stock purchase plan	1,037,616	11	10,756	—	—	10,767

Tax benefit from exercise of options	—	—	8,571	—	—	8,571

Other	—	—	—	(147)	—	(147)

Net income	—	—	—	53,651	—	53,651

Balances at December 31, 2005	51,567,340	$516	$371,744	$269,294	$—	$641,554

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)

Cash flows from operating activities:

Net income	$53,651	$86,014	$67,324

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	26,948	20,750	23,650

(Gain) loss on disposal or abandonment of property, equipment and software	(61)	971	74

Deferred tax (benefit) expense	(1,247)	2,878	(3,272)

Amortization of deferred compensation	—	57	360

Tax benefit related to exercise of stock options	8,571	8,009	4,547

Changes in assets and liabilities increasing (decreasing) cash flows from operations:

Premium receivables	(26,234)	(5,822)	(3,026)

Prepaid expenses, provider receivables and other current assets	(15,919)	(2,742)	(7,954)

Other assets	(1,074)	(941)	(750)

Claims payable	80,002	1,721	16,681

Accounts payable, accrued expenses and other current liabilities	(9,049)	9,234	(494)

Unearned revenue	(1,723)	(20,096)	28,806

Other long-term liabilities	(760)	2,027	2,548

Net cash provided by operating activities	113,105	102,060	128,494

Cash flows from investing activities:

Proceeds from sale of available-for-sale securities	1,120,383	5,121,916	804,047

Purchase of available-for-sale securities	(1,027,478)	(4,972,080)	(1,034,040)

Proceeds from redemption of held-to-maturity securities	214,333	74,971	190,360

Purchase of held-to-maturity securities	(237,393)	(158,663)	(207,501)

Purchase of property and equipment and software	(25,819)	(25,727)	(13,294)

Proceeds from redemption of investments on deposit for licensure	46,064	35,525	40,009

Purchase of investments on deposit for licensure	(56,329)	(38,544)	(45,496)

Stock acquisition, net of cash acquired	(107,645)	—	—

Purchase of contract rights and related assets	—	—	(8,581)

Purchase price adjustment received	—	512	963

Cash acquired through stock acquisition	—	—	27,473

Net cash (used in) provided by investing activities	(73,884)	37,910	(246,060)

Cash flows from financing activities:

Net (decrease) increase in bank overdrafts	—	(5,315)	4,828

Repayments of borrowings under credit facility	—	—	(50,000)

Payment of debt issuance costs	(1,626)	—	(1,428)

Payment of capital lease obligations	(3,323)	(4,473)	(4,902)

Proceeds from exercise of common stock options and employee stock purchases	10,767	12,918	11,273

Proceeds from issuance of common stock upon the public offerings, net of issuance costs	—	—	138,829

Net cash provided by financing activities	5,818	3,130	98,600

Net increase (decrease) in cash and cash equivalents	45,039	143,100	(18,966)

Cash and cash equivalents at beginning of year	227,130	84,030	102,996

Cash and cash equivalents at end of year	$272,169	$227,130	$84,030

Supplemental disclosures of cash flow information:

Cash paid for interest	$621	$717	$1,755

Cash paid for income taxes	$27,494	$53,628	$40,671

Supplemental disclosures of non-cash activities:

Property and equipment acquired under capital lease	$—	$—	$5,977

      On January 1, 2005, we completed our acquisition of CarePlus, LLC, which operates as CarePlus Health Plan (CarePlus). The following summarizes cash paid for this acquisition:

Assets acquired, including cash of $27,755	$172,378

Liabilities assumed	36,978

Net assets acquired	$135,400

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Dollars in thousands, except for per share data)

(1)	Corporate Organization and Principles of Consolidation

(a)	Corporate Organization
      AMERIGROUP Corporation (the Company), a Delaware corporation, is a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, State Children’s Health Insurance Program (SCHIP) and FamilyCare.
      During 1995, we incorporated wholly-owned subsidiaries in New Jersey, Illinois and Texas to develop, own and operate health maintenance organizations (HMOs) in those states. During 1996, we began enrolling Medicaid members in HMOs: AMERIGROUP New Jersey, Inc., AMERIGROUP Illinois, Inc. and AMERIGROUP Texas, Inc. During 1999, we incorporated a wholly-owned subsidiary in Delaware, AMERIGROUP Maryland, Inc., a Managed Care Organization, to develop, own and operate a managed care organization (MCO) in Maryland and an HMO in the District of Columbia. Effective January 1, 2003, AMERIGROUP Maryland Inc., a Managed Care Organization, changed its domicile of incorporation to the District of Columbia. During 2001, we incorporated a wholly-owned subsidiary in Florida, AMERIGROUP Florida, Inc., an HMO, to develop, own and operate HMOs in Florida. Effective January 1, 2003, AMERIGROUP Corporation acquired PHP Holdings, Inc. and its subsidiary, Physicians Health Plans, Inc., (PHP) and merged it with AMERIGROUP Florida, Inc. During 2005, we incorporated a wholly-owned subsidiary in New York, AMERIGROUP Acquisition Corp., to effect the stock acquisition of CarePlus, LLC (CarePlus). Effective January 1, 2005, AMERIGROUP Corporation acquired CarePlus and merged it with AMERIGROUP Acquisition Corp. with CarePlus being the surviving corporation (note 5). In September 2005, we began enrolling Medicaid members in two HMOs, AMERIGROUP Ohio, Inc. and AMERIGROUP Virginia, Inc., which were incorporated in 2002 and 2004, respectively. Additionally, AMGP Georgia Managed Care Company, Inc. and AMERIGROUP New Mexico, Inc. were incorporated in November 2002 and December 2004, respectively, in anticipation of new development in those markets.
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
      The consolidated financial statements include the financial statements of AMERIGROUP Corporation and our eleven wholly-owned subsidiaries: AMERIGROUP Florida, Inc., AMGP Georgia Managed Care Company, Inc. (d/b/a AMERIGROUP Georgia), AMERIGROUP Illinois, Inc., AMERIGROUP New Jersey, Inc., AMERIGROUP Ohio, Inc., AMERIGROUP New Mexico, Inc., AMERIGROUP Texas, Inc., and AMERIGROUP Virginia, Inc. each an HMO; AMERIGROUP Maryland, Inc., a Managed Care Organization, CarePlus LLC, a Prepaid Health Services Plan, and PHP Holdings, Inc., a holding company that is the parent company of AMERIGROUP Florida, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Summary of Significant Accounting Policies and Practices

(a)	Cash Equivalents
      We consider all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. We had cash equivalents of $126,404 and $2,513 at December 31, 2005 and 2004, respectively, which consist of commercial paper and municipal bonds.

(b) Short and Long-Term Investments and Investments on Deposit for Licensure
      Short and long-term investments and investments on deposit for licensure at December 31, 2005 and 2004 consist of certificates of deposit, commercial paper, money market funds, U.S. Treasury securities, corporate securities, debt securities of government sponsored entities, municipal bonds and auction rate securities. We consider all investments with original maturities greater than three months but less than or equal to twelve months to be short-term investments. We classify our debt and equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2005 and 2004, our auction rate securities are classified as available-for-sale. All other securities are classified as held-to-maturity.
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
      Included in short-term and long-term investments are auction rate securities totaling $94,105 and $187,157 at December 31, 2005 and 2004, respectively. Auction rate securities are securities with an underlying component of a long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are typically less than three months providing high liquidity to otherwise longer term investments. The Company had previously classified its auction rate securities as held-to-maturity and as cash equivalents, short-term investments or long-term investments based on the period from the purchase date to the first reset date. In 2004, the Company reclassified auction rate securities from cash equivalents to short-term investments because the underlying instruments had maturity dates exceeding 3 months. Additionally, the Company reclassified these securities to available-for-sale as the securities are not held to the maturity date of the underlying security. Prior periods have been reclassified to provide consistent presentation.

(c) Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Depreciation and amortization expense on property and equipment was $12,978, $12,495 and $14,389 for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated useful lives are as follows:

Leasehold improvements	3-15 years

Furniture and fixtures	5-7 years

Equipment	3-5 years

(d) Software
      Software is stated at cost less accumulated amortization in accordance with Statement of Position 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Software is amortized over its estimated useful life of three to ten years, using the straight-line method. Amortization expense on software was $5,477, $4,121 and $2,972 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

(g) Income Taxes
      Income taxes are accounted for under the asset and liability method as mandated by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h) Premium Taxes
      Taxes based on premium revenues are currently paid by our plans in the States of Texas, New Jersey, Maryland (beginning April 1, 2005) and Ohio (beginning December 1, 2005). Premium tax expense totaled $23,473, $14,066 and $3,913 in 2005, 2004 and 2003, respectively, and is included in selling, general and administrative expenses. Premium taxes range from 1% to 4.5% of premium revenues.

(i) Stock-Based Compensation
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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2005	2004	2003

Net income:

Reported net income	$53,651	$86,014	$67,324

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	16,563	9,321	9,577

Proforma net income	$37,088	$76,693	$57,747

Basic net income per share:

Reported basic net income per share	$1.05	$1.73	$1.56

Proforma basic net income per share	0.72	1.54	1.34

Diluted net income per share:

Reported diluted net income per share	$1.02	$1.66	$1.48

Proforma diluted net income per share	0.70	1.49	1.28
      On August 10, 2005, the Compensation Committee approved the immediate and full acceleration of vesting of approximately 909,000 “out-of-the-money” stock options awarded on February 9, 2005 to employees, including its executive officers, under the Company’s annual bonus program pursuant to its 2003 Equity Incentive Plan (the “Grant”). No other option grants were affected. Each stock option issued as a part of the Grant has an exercise price which is greater than the closing price per share on the date of the Compensation Committee’s action. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated income statements, as a result of Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123(R)). The pre-tax charge avoided totals approximately $8,900 which would have been recognized over the years 2006 and 2007. This amount has been reflected in the proforma disclosures of the 2005 consolidated year-end financial statements. Because the options that were accelerated had a per share exercise price in excess of the market value of a share of the Company’s common stock on the date of acceleration, the Compensation Committee determined that the expense savings outweighs the objective of incentive compensation and retention.

(j) Premium Revenue
      We record premium revenue based on membership and premium information from each state. Premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. In all of our states except Florida and Virginia, we are eligible to receive supplemental payments for newborns and/or obstetric deliveries. Each state contract is specific as to what is required before payments are generated. Upon delivery of a newborn, each state is notified according to our contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member. Additionally, in some states we receive supplemental payments for certain services such as high cost drugs and early childhood prevention screenings. Any amounts that have been earned and have not been received from the state by the end of the period are recorded on our balance sheet as premium receivables.

(k) Experience Rebate Payable
      Experience rebate payable, included in accrued expenses, capital leases and other current liabilities, consists of estimates of amounts due under contracts with a state government. These amounts are computed based on a

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
percentage of the contract profits as defined in the contract with the state. The profitability computation includes premium revenue earned from the state less actual medical and administrative costs incurred and paid and less estimated unpaid claims payable for the applicable membership. The unpaid claims payable estimates are based on historical payment patterns using actuarial techniques. A final settlement is generally made 334 days after the contract period ends using paid claims data and is subject to audit by the State any time thereafter. Any adjustment made to the experience rebate payable as a result of final settlement is included in current operations.

(l) Claims Payable
      Accrued medical expenses for inpatient, outpatient surgery, emergency room, specialist, pharmacy and ancillary medical claims include amounts billed and not paid and an estimate of costs incurred for unbilled services provided. These liabilities are principally based on historical payment patterns while taking into consideration variability in those patterns using actuarial techniques. In addition, claims processing costs are accrued based on an estimate of the costs necessary to process unpaid claims. Claims payable are reviewed and adjusted periodically and, as adjustments are made, differences are included in current operations.

(m) Stop-loss Coverage
      Stop-loss premiums, net of recoveries, are included in health benefits expense in the accompanying consolidated income statements.

(n) Impairment of Long-Lived Assets
      Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows and the assets could not be used within the Company, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. No impairment of long-lived assets was recorded in 2005, 2004 or 2003.
      Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. No impairment of goodwill was recorded in 2005, 2004 or 2003.

(o) Net Income Per Share
      Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential common shares and has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common shares include all outstanding stock options after applying the treasury stock method to the extent the options are dilutive.

(p) Use of Estimates
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

(q) Reclassifications
      Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(r) Recent Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and SFAS No. 148 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative.
      Effective January 1, 2006, we adopted SFAS No. 123(R) applying the modified prospective method.
      Under SFAS No. 123(R), the modified prospective method permits compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.
      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the fair value method of SFAS No. 123(R) will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) is estimated to be additional compensation cost of approximately $4,500, net of tax, or $0.09 per diluted share for the year ended December 31, 2006. This estimate could differ materially from actual compensation cost recognized as it depends on levels of share-based payments granted in the future. Had we adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of proforma net income and earnings per share in Note 2(i) to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $8,571, $8,009 and $4,547 in 2005, 2004 and 2003, respectively.

(s) Risks and Uncertainties
      Our profitability depends in large part on accurately predicting and effectively managing health benefits expense. We continually review our premium and benefit structure to reflect its underlying claims experience and revised actuarial data; however, several factors could adversely affect the health benefits expense. Certain of these

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
factors, which include changes in healthcare practices, cost trends, inflation, new technologies, major epidemics, natural disasters and malpractice litigation, are beyond any health plan’s control and could adversely affect our ability to accurately predict and effectively control healthcare costs. Costs in excess of those anticipated could have a material adverse effect on our results of operations.
      At December 31, 2005, we served members who received healthcare benefits through 20 contracts with the regulatory entities in the jurisdictions in which we operate. Five of these contracts individually accounted for 10% or more of our revenues for the year ended December 31, 2005, with the largest of these contracts representing approximately 18% of our revenues. Our state contracts have terms that are generally one- to two-years in length, some of which contain optional renewal periods at the discretion of the individual state. Some contracts also contain a termination clause with notification periods ranging from 30 to 180 days. At the termination of these contracts, re-negotiation of terms or the requirement to enter into a re-bidding or re-procurement process is required to execute a new contract.

(3)	Short and Long-Term Investments and Investments on Deposit for Licensure
      The carrying amount, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity short-term investments are as follows at December 31, 2005 and 2004:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	Cost	gains	losses	value

2005:

Auction rate securities — available-for-sale (carried at fair value)	$59,500	$—	$—	$59,500

Held-to-maturity (carried at amortized cost):

Commercial paper	$5,382	$—	$5	$5,377

Certificates of deposit	513	—	—	513

Corporate securities	1,500	—	—	1,500

Debt securities of government sponsored entities	52,681	1	50	52,632

Municipal bonds	10,478	—	6	10,472

Total	$70,554	$1	$61	$70,494

2004:

Auction rate securities — available-for-sale (carried at fair value)	$150,401	$—	$—	$150,401

Held-to-maturity (carried at amortized cost):

Commercial paper	$18,476	$—	$6	$18,470

Debt securities of government sponsored entities	7,487	—	12	7,475

Total	$25,963	$—	$18	$25,945

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The carrying amount, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity long-term investments are as follows at December 31, 2005 and 2004:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	Cost	gains	losses	value

2005:

Auction rate securities — available-for-sale (carried at fair value)	$34,752	$—	$147	$34,605

Held-to-maturity (carried at amortized cost):

Municipal bonds, maturing within one year	$6,400	$—	$29	$6,371

Corporate securities, maturing within one year	2,000	—	10	1,990

Debt securities of government sponsored entities, maturing within one year	114,384	—	645	113,739

Debt securities of government sponsored entities, maturing between one year and five years	27,494	1	32	27,463

Total	$150,278	$1	$716	$149,563

2004:

Auction rate securities — available-for-sale (carried at fair value)	$36,756	$—	$—	$36,756

Held-to-maturity (carried at amortized cost):

Municipal bonds, maturing within one year	$9,908	$—	$39	$9,869

Municipal bonds, maturing between one and five years	6,528	—	21	6,507

Debt securities of government sponsored entities, maturing within one year	46,993	—	313	46,680

Debt securities of government sponsored entities, maturing between one year and five years	108,380	—	1,074	107,306

Total	$171,809	$—	$1,447	$170,362

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a condition for licensure by various state governments to operate HMOs, MCOs, or PHSPs we are required to maintain certain funds on deposit with or under the control of the various departments of insurance. Accordingly, at December 31, 2005 and 2004, the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for these held-to-maturity securities are summarized as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding
	Cost	gains	losses	Fair value

2005:

Money market funds	$4,984	$—	$—	$4,984

Commercial paper	422	—	15	407

Certificates of deposit	303	—	3	300

U.S. Treasury securities, maturing within one year	13,791	—	53	13,738

U.S. Treasury securities, maturing between one year and five years	503	—	11	492

U.S. Treasury securities, maturing between five years and ten years	2,456	50	45	2,461

Debt securities of government sponsored entities, maturing within one year	23,415	1	213	23,203

Debt securities of government sponsored entities, maturing between one year and five years	10,368	—	24	10,344

Debt securities of government sponsored entities, maturing between five and ten years	415	—	74	341

Total	$56,657	$51	$438	$56,270

2004:

Money market funds	$3,452	$—	$—	$3,452

U.S. Treasury securities, maturing within one year	5,933	—	7	5,926

Debt securities of government sponsored entities, maturing within one year	11,373	—	69	11,304

Debt securities of government sponsored entities, maturing between one year and five years	17,607	—	137	17,470

Total	$38,365	$—	$213	$38,152

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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the fair value of our held-to-maturity investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less than 12 Months			12 months or greater

		Gross			Gross
		unrealized	Total		unrealized	Total
	Fair	holding	number of	Fair	holding	number of
	value	losses	securities	value	losses	securities

2005:

Commercial paper	$4,383	$20	3	$—	$—	—

Certificates of deposit	300	3	1	—	—	—

Corporate securities	1,990	10	1	—	—	—

Debt securities of government sponsored entities	94,801	260	66	118,899	778	60

Municipal bonds	5,972	6	3	6,371	29	5

U.S. Treasury securities	9,082	109	15	—	—	—

Total temporarily impaired securities	$116,528	$408	89	$125,270	$807	65

      The following table shows the fair value of our held-to-maturity investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 Months			12 months or greater

		Gross			Gross
		unrealized	Total		unrealized	Total
	Fair	holding	number of	Fair	holding	number of
	value	losses	securities	value	losses	securities

2004:

Commercial paper	$14,970	$6	10	$—	$—	—

Debt securities of government sponsored entities	179,771	1,567	91	5,962	38	3

Municipal bonds	16,376	60	8	—	—	—

U.S. Treasury securities	5,926	7	7	—	—	—

Total temporarily impaired securities	$217,043	$1,640	116	$5,962	$38	3

      The temporary declines in value as of December 31, 2005 and 2004, are primarily due to fluctuations in short-term market interest rates.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Property and Equipment, Net
      Property and equipment, net at December 31, 2005 and 2004 is summarized as follows:

	2005	2004

Leasehold improvements	$20,110	$17,506

Furniture and fixtures	14,683	11,918

Equipment	57,583	43,551

	92,376	72,975

Less accumulated depreciation and amortization	(55,409)	(38,945)

	$36,967	$34,030

(5)	Acquisitions

(a)	CarePlus
      Effective January 1, 2005, we completed our stock acquisition of CarePlus, LLC (CarePlus), in New York City, New York for $126,781 in cash, including acquisition costs, pursuant to the terms of the merger agreement entered into on October 26, 2004. On June 17, 2005, in accordance with the terms of the merger agreement, additional consideration was paid in the amount of $4,619 for meeting agreed upon revenue targets for the month ended December 31, 2004. On December 8, 2005, in accordance with the terms of the merger agreement, additional consideration was paid in the amount of $4,000 upon the approval from and execution of a contract with the State of New York to conduct a long-term care business in that state and enrollment of long-term care membership in December 2005. Both payments were accounted for as additional costs of the acquisition. In accordance with the terms of the merger agreement, additional consideration of up to $10,000 may be paid contingent upon the achievement of certain earnings thresholds by CarePlus during the twelve months ended December 31, 2005. The calculation of this earnings threshold is expected to be determined and agreed upon during 2006. If the earnings threshold is met and additional payment becomes due, it will be accounted for as an additional cost of the acquisition. Beginning January 1, 2005, the results of operations of CarePlus have been included in the accompanying Consolidated Income Statements.
      As of December 31, 2004, CarePlus served approximately 115,000 New York State Medicaid, Child Health Plus and Family Health Plus members in New York City (Brooklyn, Manhattan, Queens and Staten Island) and Putnam County providing us with an entry into the New York market. CarePlus is also authorized to offer a managed long-term care program in New York City effective December 1, 2005.
      This acquisition was funded with unregulated cash. Goodwill and other intangibles total $122,673, which includes $13,980 of specifically identifiable intangibles allocated to the rights to membership, the provider network, non-compete agreements and trademarks. Intangible assets related to the rights to membership are being amortized based on the timing of the related cash flows with an expected amortization of ten years. Intangible assets related to the provider network are being amortized over ten years on a straight-line basis. Intangible assets related to the trademarks and non-compete agreements are being amortized over 12 to 36 months on a straight-line basis. The merger agreement provides for purchase price adjustments related to the future settlement of certain assumed liabilities. Therefore, the purchase price is subject to adjustment.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the fair values of the assets acquired and liabilities assumed of CarePlus at the date of the acquisition.

Cash and cash equivalents	$27,755

Investments on deposit for licensure	8,027

Goodwill and other intangible assets	122,673

Property, equipment and software	3,941

Other assets	9,982

Total assets acquired	172,378

Claims payable	27,424

Other liabilities	9,554

Total liabilities assumed	36,978

Net assets acquired	$135,400

      The following table summarizes identifiable intangible assets resulting from the CarePlus transaction:

		Amortization period

Membership rights and provider network	$12,900	10 years

Non-compete agreement and trademarks	1,080	1-3 years

	$13,980

      The following are the proforma results of operations for the year ended December 31, 2004 as if the acquisition had been completed on January 1, 2004:

Premium revenue	$2,008,319

Investment income and other	9,030

Total revenues	2,017,349

Health benefits expenses	1,608,656

Selling, general and administrative expenses	229,812

Depreciation and amortization expenses	28,734

Interest expense	731

Income before income taxes	149,416

Provision for income taxes	59,093

Net income	$90,323

Diluted net income per share	$1.74

(b)	St. Augustine
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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes intangible assets resulting from the St. Augustine transaction:

		Amortization
		period

Membership rights	$2,143	8 years

Non-compete agreement	8	3 years

	$2,151

(c)	PHP
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
      Of the $124,260 acquisition cost which includes transaction costs, approximately $50,000 was financed through our credit facility with the balance funded through unregulated cash. Goodwill and other intangibles totaling $116,075 includes $8,990 of identifiable intangibles allocated to the rights to membership and a non-compete agreement, none of which is deductible for tax purposes. Intangible assets related to the non-compete agreement and rights to membership are being amortized based on the timing of related cash flows. A portion of the purchase price remains in escrow pending various settlement provisions between us and the former shareholders of PHP Holdings, Inc. During 2004, $512 of the escrow was returned to us as part of an interim settlement provision and goodwill was reduced by the same amount. During 2003, as part of the finalization of our fair value analysis, purchase price adjustments totaling $127 were recorded and reflected as a reduction in goodwill in the period. Further, purchase price adjustments may arise in the future as a result of the settlement provisions.
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

	$8,990

      Beginning January 1, 2003, all results of operations of PHP have been included in the accompanying Consolidated Income Statements.

(d)	Summary of Goodwill and Acquired Intangible Assets
      Goodwill and acquired intangible assets for the years ended December 31, 2005 and 2004 are as follows:

	2005			2004
			Weighted
	Gross carrying	Accumulated	average	Gross carrying	Accumulated	Weighted
	amount	amortization	life	amount	amortization	average life

Goodwill	$252,637	$(5,773)	n/a	$143,944	$(5,773)	n/a

Membership rights and provider contracts	24,116	(16,252)	10	11,216	(9,213)	10

Non-compete agreements and trademarks	1,528	(1,141)	2	448	(240)	4

	$278,281	$(23,166)		$155,608	$(15,226)

      Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $7,940, $3,504 and $5,849, respectively, and the estimated aggregate amortization expense for the five succeeding years is as follows:

Estimated
amortization
expense

2006	$4,541

2007	2,047

2008	804

2009	404

2010	197

(6)	Income Taxes
      Total income taxes for the years ended December 31, 2005, 2004 and 2003 were allocated as follows:

	Years Ended December 31,

	2005	2004	2003

Income taxes from continuing operations	$33,060	$55,224	$46,591

Stockholders’ equity, tax benefit on exercise of stock options	(8,571)	(8,009)	(4,547)

	$24,489	$47,215	$42,044

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	Current	Deferred	Total

Year ended December 31, 2005:

U.S. federal	$29,911	$292	$30,203

State and local	4,396	(1,539)	2,857

	$34,307	$(1,247)	$33,060

Year ended December 31, 2004:

U.S. federal	$44,235	$2,335	$46,570

State and local	8,111	543	8,654

	$52,346	$2,878	$55,224

Year ended December 31, 2003:

U.S. federal	$42,238	$(2,409)	$39,829

State and local	7,625	(863)	6,762

	$49,863	$(3,272)	$46,591

      Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following:

	Years Ended December 31,

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$30,349	35.0	$49,434	35.0	$39,870	35.0

Increase in income taxes resulting from:

State and local income taxes, net of federal income tax effect	1,857	2.1	5,625	4.0	4,395	3.9

Effect of nondeductible expenses and other, net	854	1.0	165	0.1	2,326	2.0

Total income tax expense	$33,060	38.1	$55,224	39.1	$46,591	40.9

      The effective tax rate is based on expected taxable income, statutory tax rates, and estimated permanent book to tax differences. Income tax returns that we file are periodically audited by federal or state authorities for compliance with applicable federal and state tax laws. Our effective tax rate is computed taking into account changes in facts and circumstances, including progress of audits, developments in case law and other applicable authority, and emerging legislation.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	December 31,

	2005	2004

Deferred tax assets:

Estimated claims incurred but not reported, a portion of which is deductible as paid for tax purposes	$3,034	$2,160

Vacation, bonus and other accruals, deductible as paid for tax purposes	9,272	10,343

Accounts receivable allowances, deductible as written off for tax purposes	1,846	590

Start-up costs, deductible in future periods for tax purposes	284	552

Unearned revenue, a portion of which is includible in income as received for tax purposes	2,570	2,636

State net operating loss/credit carryforwards, deductible in future periods for tax purposes	2,066	1,616

Gross deferred tax asset	19,072	17,897

Deferred tax liabilities:

Goodwill, due to timing differences in book and tax amortization	(4,449)	(474)

Property and equipment, due to timing differences in book and tax depreciation	(10,387)	(8,822)

Deductible prepaid expenses and other	(2,537)	(2,217)

Gross deferred tax liabilities	(17,373)	(11,513)

Net deferred tax asset	$1,699	$6,384

      To assess the recoverability of deferred tax assets, we consider whether it is more likely than not that deferred tax assets will be realized. In making this determination, we take into account the scheduled reversal of deferred tax liabilities and whether projected future taxable income is sufficient to permit deduction of the deferred tax assets. Based on the level of historical taxable income and projections for future taxable income, we believe it is more likely than not that we will fully realize the benefits of the gross deferred tax assets of $19,072. State net operating loss carryforwards that expire in 2012 and 2023 through 2025 comprise $129 and $1,937, respectively, of the gross deferred tax assets.
      Prepaid income tax was $3,719 and $2,287 at December 31, 2005 and December 31, 2004, respectively, and is included in prepaid expenses, provider receivables and other current assets.

(7)	Long-Term Debt
      On May 10, 2005, we entered into an amendment (Amendment) to our Amended and Restated Credit Agreement (as amended, the Credit Agreement), which, among other things, provides for an increase in the commitments under our Credit Agreement then in existence to $150,000 and a five-year extension of the term from the date of the Amendment. The Credit Agreement, contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50,000. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the assets of the Company and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on the leverage ratio. The Credit Agreement terminates on May 10, 2010. As of December 31, 2005, there were no borrowings outstanding under our Credit Agreement.
      Pursuant to the Credit Agreement, we must meet certain financial covenants. These financial covenants include meeting certain financial ratios and limits on capital expenditures and repurchase of our outstanding common stock.

(8)	Stock Option Plan
      In May 2005, our shareholders adopted and approved our 2005 Equity Incentive Plan (2005 Plan), which provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, stock bonuses and other stock-based awards to employees and directors. We reserved for issuance a maximum of 3,750,000 shares of common stock under the 2005 Plan. In addition, shares remaining available for issuance under our 2003 Stock Plan (described below), our 2000 Stock Plan (described below) and our 1994 Stock Plan (described below) will be available for issuance under the 2005 Plan. Under all plans, an option’s maximum term is ten years. As of December 31, 2005, we had a total of 3,936,071 shares available for issuance under our 2005 Plan.
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
      In 1994, we established the 1994 Stock Plan (1994 Plan), which provides for the granting of either incentive stock options or non-qualified options to purchase shares of our common stock by employees, directors and consultants of the Company for up to 4,199,000 shares of common stock as of December 31, 1999. On February 9, 2000, we increased the number of options available for grant to 4,499,000.
      Stock option activity during the years indicated is as follows:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	exercise price	Shares	exercise price	Shares	exercise price

Outstanding at beginning of year	4,808,872	$14.73	5,365,464	$10.50	4,829,868	$7.20

Granted	2,035,748	39.74	1,534,076	21.71	2,297,346	15.43

Exercised	957,276	9.34	1,578,796	7.46	1,390,278	7.39

Forfeited	620,267	29.27	511,872	15.84	371,472	10.26

Outstanding at end of year	5,267,077	23.67	4,808,872	14.73	5,365,464	10.50

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information related to the stock options outstanding at December 31, 2005:

		Weighted-
		average
		remaining	Weighted-		Weighted-
	Options	contractual	average	Options	average
Range of exercise prices	outstanding	life (years)	exercise price	exercisable	exercise price

$0.01 — $4.16	45,806	2.9	$1.36	45,806	$1.36

$4.17 — $8.32	258,042	4.7	7.17	258,042	7.17

$8.33 — $12.48	839,586	6.1	10.75	714,391	10.77

$12.49 — $16.64	1,120,085	7.3	14.71	915,880	14.61

$16.65 — $20.80	933,397	7.9	18.78	590,752	18.84

$20.81 — $24.96	210,876	7.8	22.11	129,459	21.99

$24.97 — $33.28	85,000	0.1	30.51	85,000	30.51

$33.29 — $37.44	30,000	9.7	33.74	—	—

$37.45 — $41.60	1,744,285	8.2	40.98	1,395,285	41.60

	5,267,077	7.3	$23.67	4,134,615	$23.61

      We apply APB Opinion No. 25 and related interpretations in accounting for our stock plans. Accordingly, compensation cost related to stock options issued to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During 2000, we recorded deferred charges of $1,833, representing the difference between the exercise price and the deemed fair value of our common stock for the options granted in 2000. The deferred compensation has been amortized to expense over the period the options vested, generally four to five years. We recognized $57 and $360 in non-cash compensation expense related to the amortization of deferred compensation during 2004 and 2003. At December 31, 2004 the deferred compensation was fully amortized.
      The fair value of each option grant is estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield for all years, risk-free interest rate of 4.2%, 3.1% and 3.2%, expected life of 6.1, 5.4 and 6.7 years and volatility of 28.6%, 29.5% and 44.6%, for the years ended December 31, 2005, 2004 and 2003, respectively.
      On August 10, 2005, the Compensation Committee approved the immediate and full acceleration of vesting of approximately 909,000 “out-of-the-money” stock options awarded on February 9, 2005 to employees, including its executive officers, under the Company’s annual bonus program pursuant to its 2003 Equity Incentive Plan (the “Grant”). No other option grants were affected. Each stock option issued as a part of the Grant has an exercise price which is greater than the closing price per share on the date of the Compensation Committee’s action. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated income statements, as a result of SFAS No. 123(R). The pre-tax charge avoided totals approximately $8,900 which would have been recognized over the years 2006 and 2007. This amount has been reflected in the proforma disclosures of the 2005 consolidated year-end financial statements. Because the options that were accelerated had a per share exercise price in excess of the market value of a share of the Company’s common stock on the date of acceleration, the Compensation Committee determined that the expense savings outweighs the objective of incentive compensation and retention.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Earnings Per Share
      The following table sets forth the calculation of basic and diluted net income per share:

	Years Ended December 31,

	2005	2004	2003

Basic net income per share:

Net income	$53,651	$86,014	$67,324

Weighted average number of common shares outstanding	51,213,589	49,721,945	43,245,409

Basic net income per share	$1.05	$1.73	$1.56

Diluted net income per share:

Net income	$53,651	$86,014	$67,324

Weighted average number of common shares outstanding	51,213,589	49,721,945	43,245,409

Dilutive effect of stock options (as determined by applying the treasury stock method)	1,644,093	2,115,634	2,357,891

Weighted average number of common shares and dilutive potential common shares outstanding	52,857,682	51,837,579	45,603,300

Diluted net income per share	$1.02	$1.66	$1.48

      Options to purchase 1,774,285, 185,000 and 501,000 shares of common stock were outstanding during the years ended December 31, 2005, 2004 and 2003, respectively, and were not included in the computation of diluted net income per share because the option exercise price was greater than the average market price; and therefore, including such shares would have been antidilutive.

(10)	Fair Value of Financial Instruments
      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
      Cash and cash equivalents, premium receivables, prepaid expenses, provider receivables and other current assets, deposits, accounts payable, unearned revenue, accrued payroll and related liabilities, accrued expenses and other current liabilities and claims payable: The carrying amounts approximate fair value because of the short maturity of these items.
      Short-term investments, long-term investments and investments on deposit for licensure: The carrying amounts approximate their fair values, which were determined based upon quoted market prices (note 3).
      Cash surrender value of life insurance policies: The carrying amount approximates fair value.

(11)	Commitments and Contingencies

(a)	Minimum Reserve Requirements
      Regulations governing our managed care operations in the District of Columbia, Florida, Georgia, Illinois, Maryland, New Jersey, New Mexico, New York, Ohio, Texas and Virginia require the applicable subsidiaries to meet certain minimum net worth requirements. Each subsidiary was in compliance with its requirements at December 31, 2005.

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
      We are obligated under capital leases covering certain office equipment that expires at various dates during the next three years. At December 31, 2005 and 2004, the gross amount of office equipment and related accumulated amortization recorded under capital leases was as follows:

	2005	2004

Equipment	$17,247	$17,247

Accumulated amortization	(14,561)	(11,781)

	$2,686	$5,466

      Amortization of assets held under capital leases is included with depreciation and amortization expense.
      We also lease office space under operating leases which expire at various dates through 2019. Future minimum payments by year and in the aggregate under all non-cancelable leases are as follows at December 31, 2005:

	Capital	Operating
	Leases	Leases

2006	$1,749	$11,327

2007	852	11,666

2008	376	9,445

2009	—	11,019

2010	—	8,302

Thereafter	—	41,654

Total minimum lease payments	2,977	$93,413

Amount representing interest	(160)

Present value of minimum lease payments	2,817

Current installments of obligations under capital leases	(1,642)

Obligations under capital leases, excluding current installments	$1,175

      These leases have various escalations, abatements and tenant improvement allowances that have been included in the total cost of each lease and amortized on a straight-line basis. Total rent expense for all office space and office equipment under non-cancelable operating leases was $11,362, $8,704 and $8,187 in 2005, 2004 and 2003, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated income statements.
      As of December 31, 2005, the Company has a commitment under the provisions of its lease for a new operations center to cooperate jointly with the landlord of the property to qualify for certain grants by satisfying capital investment performance criteria and employment opportunities criteria totaling $2,360. Upon qualifying for such grants, the Company is obligated to advance the funds to be received under the grant to the landlord, unless previously reimbursed by the Company.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Deferred Compensation Plans
      Our employees have the option to participate in a deferred compensation plan sponsored by the Company. All full-time and most part-time employees of AMERIGROUP Corporation and subsidiaries may elect to participate in this plan. This plan is exempt from income taxes under Section 401(k) of the Internal Revenue Code. Participants may contribute a certain percentage of their compensation subject to maximum federal and plan limits. We may elect to match a certain percentage of each employee’s contributions up to specified limits. For the years ended December 31, 2005, 2004 and 2003, the matching contributions under the plan were $1,700, $1,227, and $720, respectively.
      During 2003, we added a long-term cash incentive award designed to retain certain key executives. Each eligible participant is assigned a cash target, the payment of which is deferred for three years. The amount of the target is dependent upon the participant’s performance against individual major job objectives in the first year of the program. The target award amount is funded over the three-year period, with the funding being dependent upon the Company meeting its financial goals each year. An executive is eligible for payment of a long-term incentive earned in any one year only if the executive remains employed with the Company and is in good standing at the beginning of the third following year. The expense recorded for the long-term cash incentive awards was $1,754 and $1,326 in 2004 and 2003, respectively. No expense was recorded in 2005 as the Company did not meet its financial goals required for the long-term cash incentive award to be awarded for the current year. The related current portion of the liability of $1,742 at December 31, 2005 was included in accrued payroll and related liabilities. There was no current portion of the liability at December 31, 2004. The related long-term portion of the liability of $1,320 and $3,385 at December 31, 2005 and 2004, respectively, was included in other long-term liabilities.

(e)	Legal Proceedings
      In 2002, Cleveland A. Tyson, a former employee of our Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. The complaint was filed in the U.S. District Court for the Northern District, Eastern Division. It alleges that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program. Mr. Tyson’s first amended complaint was unsealed and served on AMERIGROUP Illinois, Inc., in June 2003. Therein, Mr. Tyson alleges that AMERIGROUP Illinois, Inc. maintained a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs. In his suit, Mr. Tyson seeks statutory penalties of no less than $5.5 and no more than $11.0 per violation and an unspecified amount of damages. Mr. Tyson’s complaint does not specify the number of alleged violations.
      The court denied AMERIGROUP Illinois, Inc.’s motion to dismiss Mr. Tyson’s second amended complaint on September 26, 2004. On February 15, 2005, we received a motion filed by the Office of the Attorney General for the State of Illinois on February 10, 2005, seeking court approval to intervene on behalf of the State of Illinois. On March 2, 2005, the Court granted that motion to intervene. On March 3, 2005, AMERIGROUP Illinois, Inc. filed a motion to dismiss for lack of subject matter jurisdiction, based upon a recent opinion of the United States Court of Appeals for the District of Columbia Circuit and additional cases that bar actions under the federal False Claims Act unless there is direct presentment of allegedly false claims to the federal government. Also on March 3, 2005, the Office of the Attorney General of the State of Illinois issued a subpoena to AMERIGROUP Corporation as part of an investigation pursuant to the Illinois Whistleblower Reward and Protection Act to determine whether a violation of the Act has occurred. AMERIGROUP Corporation filed a motion objecting to the subpoena on the grounds, among other things, that the subpoena is duplicative of one previously served on AMERIGROUP Corporation in the federal court Tyson litigation with which AMERIGROUP is complying. The Office of the Attorney General of the State of Illinois withdrew its state court subpoena in September 2005.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 6, 2005, Plaintiffs filed a joint motion for leave to amend their complaint. At a hearing on June 7, 2005, Judge David A. Coar indicated that he would grant the motion to amend. On June 22, 2005, Plaintiffs served AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. with a third amended complaint, which includes allegations that AMERIGROUP Corporation is liable as the alter-ego of AMERIGROUP Illinois, Inc. and allegations that AMERIGROUP Corporation is liable for making false claims or causing false claims to be made. On July 7, 2005, AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. filed a motion to dismiss the third amended complaint based on several independent grounds, including lack of subject matter jurisdiction, which also was raised in the prior motion to dismiss. In September 2005, Judge David A. Coar issued an order of recusal. Senior Judge Harry D. Leinenweber is now the judge for this case. On October 17, 2005, Judge Leinenweber denied the motion to dismiss for lack of subject matter jurisdiction. On November 8, 2005, Judge Leinenweber denied the motion to dismiss the third amended complaint. On November 23, 2005, AMERIGROUP Illinois, Inc. and AMERIGROUP Corporation filed their answer and affirmative defenses to the third amended complaint. The United States Attorneys’ Office filed a motion to intervene on behalf of the United States of America in August 2005. On October 17, 2005, Judge Leinenweber granted that motion to intervene. Fact discovery is currently scheduled to end March 31, 2006 and the court has assigned a trial date of October 4, 2006.
      Plaintiffs have proposed a number of damage theories under which alleged damages range, after trebling, from $60,000 to $690,000; however, it is unclear which, if any, of these theories will be relied upon by plaintiff’s damage experts when expert discovery concludes. The damage experts retained by the Company for this litigation have not reached any conclusions as to estimates of potential damages, if any. Although it is possible that the outcome of this case will not be favorable to us, we cannot with any certainty give a reasonable estimate of any potential damages. Accordingly, we have not recorded any liability at December 31, 2005. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
      Beginning on October 3, 2005, five purported class action complaints (the Actions) were filed in the United States District Court for the Eastern District of Virginia on behalf of persons who acquired our common stock between April 27, 2005 and September 28, 2005. The Actions purported to allege claims against us and certain of our officers for alleged violations of Sections 10(b), 20(a), 20(A) and Rule 10b-5 of the Securities Exchange Act of 1934. On January 10, 2006, the Court issued an order (i) consolidating the Actions; (ii) settingIllinois State Board of Investment v. AMERIGROUP Corp., et al., Civil Action No. 2:05-cv-701 as lead case for purposes of trial and all pretrial proceedings; (iii) appointing Illinois State Board of Investment (ISBI) as Lead Plaintiff and its choice of counsel as Lead Counsel; and (iv) ordering that Lead Plaintiff file a Consolidated Amended Complaint (CAC) by February 24, 2006. On February 24, 2006, ISBI filed the CAC, which purports to allege claims on behalf of all persons or entities who purchased our common stock from February 16, 2005 through September 28, 2005. The CAC asserts claims for alleged violations of Sections 10(b), 20(a), 20(A) and Rule 10b-5 of the Securities Exchange Act of 1934 against defendants AMERIGROUP Corporation, Jeffrey L. McWaters, James G. Carlson, E. Paul Dunn, Jr. and Kathleen K. Toth. Lead Plaintiff alleges that defendants issued a series of materially false and misleading statements concerning our financial statements, business and prospects. Among other things, the CAC seeks compensatory damages and attorneys’ fee and costs. Although we intend to vigorously contest these allegations, there can be no assurance that the ultimate outcome of this litigation will not have a material adverse affect on our financial position, results of operations or liquidity.

(f)	Other Contingencies
      In April 2004, the Maryland Legislature enacted a budget for the 2005 fiscal year beginning July 1, 2004 that included a provision to reduce the premium paid to managed care organizations that did not meet certain HEDIS scores and whose medical loss ratio was below 84% for the calendar year ended December 31, 2002. In May 2004, the Maryland Secretary of Health and Mental Hygiene, in consultation with Maryland’s legislative leadership, determined our premium recoupment to be $846. A liability for the recoupment was recorded with a

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
corresponding charge to premium revenue during the year ended December 31, 2004. Additionally, the Legislature directed that the Department of Health and Mental Hygiene complete a study by September 2004 on the relevance of the medical loss ratio threshold as an indicator of quality. The results of this, which were released in October 2004, did not directly address what would happen in the future if a managed care organization reported a medical loss ratio below 84%. As a result, we believed the Maryland Legislature could enact similar legislation in 2005 as part of its fiscal year 2006 budget, requiring premium recoupment. Accordingly, we recorded a reduction in premium of $6,100 in our consolidated financial statements during the year ended December 31, 2004.
      The Maryland Legislative Session ended on April 11, 2005 and it addressed the medical loss ratio assessment in the following manner. First, no budget action was taken to recoup premium relating to 2003 as it did in the 2004 legislative session. Second, the Legislature amended the existing statue to clarify the process and required that regulations be promulgated by the Department of Health and Mental Hygiene before an action could be taken to recoup premium based upon an MCO’s medical loss ratio. Based on this information, we reversed the reduction in premium that was previously recorded resulting in approximately $6,100 of additional premium revenue during the year ended December 31, 2005. net of the related tax effect, net income increased approximately $3,800 or $0.07 per share for the year ended December 31, 2005 as a result of this reversal.
      Our Texas health plan is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2004 are currently being audited by a contracted auditing firm. In a preliminary report, the auditor has challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to the health plan under the administrative services agreement. Although we believe that the rebate calculations were done appropriately, if the regulators were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods.

(12)	Employee Stock Purchase Plan
      On February 15, 2001, the Board of Directors approved and we adopted an Employee Stock Purchase Plan. All employees are eligible to participate except those employees who have been employed by us less than 90 days, whose customary employment is less than 20 hours per week or any employee who owns five percent or more of our common stock. Eligible employees may join the plan every six months. Purchases of common stock are priced at the lower of the stock price less 15% on the first day or the last day of the six-month period. We have reserved for issuance 1,200,000 shares of common stock. We issued 80,340 and 61,684 shares under the Employee Stock Purchase Plan in 2005 and 2004, respectively.

(13)	Quarterly Financial Data (unaudited)

	Three months ended

2005	March 31	June 30	September 30	December 31

Premium revenues	$553,888	$560,731	$582,784	$614,196

Health benefits expenses	454,404	463,071	520,243	519,478

Selling, general and administrative expenses	62,041	57,745	63,596	75,064

Income (loss) before income taxes	33,816	37,085	(3,110)	18,920

Net income (loss)	20,443	22,548	(2,260)	12,920

Diluted net income (loss) per share	0.39	0.43	(0.04)	0.25

Weighted average number of common shares and dilutive potential shares outstanding	52,961,652	53,053,949	51,420,856	52,148,265

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three months ended

2004	March 31	June 30	September 30	December 31

Premium revenues	$422,335	$435,918	$468,156	$486,982

Health benefits expenses	342,247	354,415	374,085	398,350

Selling, general and administrative expenses	45,487	43,728	52,124	50,576

Income before income taxes	30,756	34,532	39,669	36,281

Net income	18,438	20,846	24,333	22,397

Diluted net income per share	0.36	0.40	0.47	0.43

Weighted average number of common shares and dilutive potential shares outstanding	51,258,930	51,582,960	51,955,940	52,552,486

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
AMERIGROUP Corporation:
      Under date of February 24, 2006, we reported on the consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated income statements and consolidated statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule II — Schedule of Valuation and Qualifying Accounts, which is also included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
      In our opinion, the financial statement schedule, Schedule II — Schedule of Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Norfolk, Virginia
February 24, 2006

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

		Additions-	Deductions-
	Balance	Amounts	Amounts
	Beginning	Charged to	Credited to	Balance End
Valuation Allowance on Deferred Tax Assets	of Year	Expense	Expense	of Year

Year Ended December 31, 2005	$—	$—	$—	$—

Year Ended December 31, 2004	—	—	—	—

Year Ended December 31, 2003	785	—	785	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.
      Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
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
      The management of AMERIGROUP Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria established in Internal Control—Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(c)	Changes in Internal Controls.
      During the fourth quarter of 2005, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the Company implemented or revised certain internal control procedures which affect financial reporting. The most significant change made was the transition of our Texas market to a new medical claims payment system, FACETS. FACETS was implemented to provide for future growth, consolidate our medical claims payment systems onto one common platform and improve operating efficiencies. It is expected to take twelve to eighteen months to complete this transition for our other markets.

(d)	Other
      While we did not identify any material weaknesses in our financial reporting controls that would cause us to consider them ineffective, we did identify three significant deficiencies. First, operational challenges during the year and especially in the fourth quarter including the implementation of the FACETS medical claims payment system, the integration of CarePlus and operational improvement initiatives resulted in limitations of our resources to provide adequate and timely oversight of process monitoring, documentation and testing controls.

Second, due to the smaller scale of our acquired CarePlus claims operations, we have inappropriate system configuration access and segregation of duties controls for the manager and trainer, who under certain circumstances, also adjudicate claims. Third, information technology account management controls, including periodic access reviews, were not always conducted on a timely basis resulting in some undocumented access authorizations and departed users whose access had not been terminated. To compensate for these significant deficiencies and their impact on preventative controls, the Company performed additional analysis, increased detective control monitoring, testing and other pre and post closing procedures. The results of these additional efforts contribute to management’s belief that our financial statements and related disclosures present fairly, in all material respects, our financial condition and results of operations. Further, the Company has communicated the importance of timely execution of financial reporting controls and implemented enhancements to business processes and additional controls to prevent the problems we encountered from occurring in the future.
      Our internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information
      The Company, through its subsidiary AMERIGROUP Texas, Inc., entered into an amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006.
      The Company, through its subsidiary AMERIGROUP Texas, Inc., entered into an amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006.
      The Company, through its subsidiary AMERIGROUP Texas, Inc., entered into an amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006.
      The Company, through its subsidiary AMERIGROUP Texas, Inc., entered into an amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006.
      The Company, through its subsidiary AMERIGROUP Texas, Inc., entered into an amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006.
      The Company, through its subsidiary AMERIGROUP Texas, Inc., entered into an amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area whereby provisions for covered services and payments related to Special Needs Plan members were incorporated into the agreement.

      The Company, through its subsidiary AMERIGROUP Texas, Inc., entered into an amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006.
      The Company, through its subsidiary AMERIGROUP Texas, Inc., entered into the Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate effective September 1, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
AMERIGROUP Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that AMERIGROUP Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMERIGROUP Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of AMERIGROUP Corporation’s internal control over financial reporting based on our audit.
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
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that AMERIGROUP Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, AMERIGROUP Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated income statements and consolidated statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated February 24, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Norfolk, Virginia
February 24, 2006

PART III.

Item 10.	Directors and Executive Officers of the Company
      The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on Wednesday, May 10, 2006. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2005.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Number of Securities
	Number of	Weighted-	Remaining Available
	Securities to be	average Exercise	for Future Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(excluding securities
	Options, Warrants	Warrants and	reflected in the first
	and Rights	Rights	column)(1)

Equity compensation plans approved by security holders	5,267,077	$23.67	4,817,557

Equity compensation plans not approved by security holders	—	—	—

Total	5,267,077	$23.67	4,817,557

(1)	Includes a total of 3,936,071 shares not yet issued as of December 31, 2005 under the 1994 Stock Plan and the 2000, 2003, and 2005 Equity Incentive Plans and 882,486 shares not yet issued under the Employee Stock Purchase Plan.
      In 2005, we issued options to purchase 2,035,748 shares of common stock to associates. All of these options were granted under AMERIGROUP’s 2005 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions
      Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      Information regarding principal accountant fees and services is incorporated herein by reference from the section entitled “Proposal #2: APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.
      The following financial statements are filed: Independent Auditors’ Report, Consolidated Balance Sheets, Consolidated Income Statements, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules.
      The following financial statement schedule is filed: Schedule of Valuation and Qualifying Accounts

(b)	Exhibits.
      The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
10	.6.9	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10	.6.10	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10	.7.8	Amendment 2, dated August 1, 2005, to the State of Illinois Department of Healthcare and Family Services Contract for Furnishing Health Services by a Health Maintenance Organization (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10.8		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).
10.9		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.10		Definitive Agreement dated October 26, 2004, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2004).
10.11		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).
10.12		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.13		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).

Exhibit
Number		Description

10.14		Form of Employee Noncompete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on February 23, 2005).
10.15		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report of Form 8-K, filed on May 13, 2005).
10.16		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.17		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.18		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).
10.19		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on February 15, 2005).
10.20		Form of Separation Agreement between AMERIGROUP Corporation and Lorenzo Childress, Jr., M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 4, 2005).
10.21		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.23		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.2	Amendment No. 2, dated November 19, 2004, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q, filed on November 5, 2004).
10	.25.3	Amendment No. 4, dated February 28, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.3 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.4	Amendment No. 5, dated March 31, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.4 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.5	Amendment No. 6, dated May 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.6	Amendment No. 7, dated June 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 15, 2005).
10	.25.7	Amendment No. 8, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 26, 2005).

Exhibit
Number		Description

10	.25.8	Amendment No. 9, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.25.9	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10.26		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.26.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005.)
10.27		Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.27.1	Contract Amendment - Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period June 30, 2005 through December 31, 2005 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10	.27.2	Contract Amendment - Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10.28		Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporate by reference to our Quarterly Report filed on Form 10-Q, filed on November 4, 2005).
10.29		Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10.30		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.30.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10.31		Contract with Eligible Medicare Advantage (MA) Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 29, 2005).
10	.31.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed September 29, 2005).

Exhibit
Number		Description

10	.32.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006.
10	.32.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006.
10	.32.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006.
10	.32.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006.
10	.32.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006.
10	.32.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area.
10	.32.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006.
10	.32.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006.
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to financial statements of the registrant.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 1, 2006.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 1, 2006.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated March 1, 2006.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia, on March 1, 2006.

AMERIGROUP Corporation

By:	/s/ Sherri E. Lee

Name: Sherri E. Lee
Title: Executive Vice President, Chief Financial Officer and Treasurer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey L. McWaters Jeffrey L. McWaters	Chairman and Chief Executive Officer	March 1, 2006

/s/ Sherri E. Lee Sherri E. Lee	Executive Vice President, Chief Financial Officer and Treasurer	March 1, 2006

/s/ Kathleen K. Toth Kathleen K. Toth	Executive Vice President and Chief Accounting Officer	March 1, 2006

/s/ Thomas E. Capps Thomas E. Capps	Director	March 1, 2006

/s/ Jeffrey B. Child Jeffrey B. Child	Director	March 1, 2006

/s/ Kay Coles James Kay Coles James	Director	March 1, 2006

/s/ William J. Mcbride William J. McBride	Director	March 1, 2006

/s/ Uwe E. Reinhardt, Ph.D. Uwe E. Reinhardt, Ph.D.	Director	March 1, 2006

/s/ Richard D. Shirk Richard D. Shirk	Director	March 1, 2006

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
10	.6.9	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10	.6.10	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10	.7.8	Amendment 2, dated August 1, 2005, to the State of Illinois Department of Healthcare and Family Services Contract for Furnishing Health Services by a Health Maintenance Organization (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10.8		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).
10.9		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.10		Definitive Agreement dated October 26, 2004, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2004).
10.11		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).
10.12		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.13		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).
10.14		Form of Employee Noncompete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on February 23, 2005).
10.15		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report of Form 8-K, filed on May 13, 2005).
10.16		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.17		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.18		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).
10.19		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on February 15, 2005).
10.20		Form of Separation Agreement between AMERIGROUP Corporation and Lorenzo Childress, Jr., M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 4, 2005).

Exhibit
Number		Description

10.21		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.23		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.2	Amendment No. 2, dated November 19, 2004, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q, filed on November 5, 2004).
10	.25.3	Amendment No. 4, dated February 28, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.3 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.4	Amendment No. 5, dated March 31, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.4 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.5	Amendment No. 6, dated May 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.6	Amendment No. 7, dated June 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 15, 2005).
10	.25.7	Amendment No. 8, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.25.8	Amendment No. 9, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.25.9	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10.26		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.26.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005.)
10.27		Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).

Exhibit
Number		Description

10	.27.1	Contract Amendment - Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period June 30, 2005 through December 31, 2005 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10	.27.2	Contract Amendment - Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10.28		Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporate by reference to our Quarterly Report filed on Form 10-Q, filed on November 4, 2005).
10.29		Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10.30		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.30.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10.31		Contract with Eligible Medicare Advantage (MA) Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 29, 2005).
10	.31.1	Addendum To Medicare Mangaged Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed September 29, 2005).
10	.32.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006.
10	.32.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006.
10	.32.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006.
10	.32.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006.
10	.32.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006.

Exhibit
Number		Description

10	.32.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area.
10	.32.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006.
10	.32.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006.
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to financial statements of the registrant.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 1 , 2006.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 1 , 2006.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated March 1, 2006.