Form 10-Q
period 2006-03-31
AMERIGROUP CORP
filed 2006-05-09
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 2, 2006, there were 51,680,902 shares outstanding of AMERIGROUP’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements
AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$260,394	$272,169
Short-term investments	264,684	130,054
Premium receivables	50,653	76,142
Deferred income taxes	17,411	11,972
Prepaid expenses, provider receivables and other	41,609	37,792

Total current assets	634,751	528,129
Long-term investments	207,806	184,883
Investments on deposit for licensure	61,630	56,657
Property and equipment, net	36,586	36,967
Software, net	25,463	24,697
Other long-term assets	7,300	7,140
Goodwill and other intangible assets, net	253,669	255,115

	$1,227,205	$1,093,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$349,587	$348,679
Accounts payable	5,914	7,243
Unearned revenue	93,432	32,598
Accrued payroll and related liabilities	20,364	17,978
Accrued expenses and other	59,225	26,730
Current portion of capital lease obligations	1,313	1,642

Total current liabilities	529,835	434,870
Capital lease obligations less current portion	1,008	1,175
Deferred income taxes	9,862	10,273
Other long-term liabilities	4,742	5,716

Total liabilities	545,447	452,034

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 51,631,466 and 51,567,340 at March 31, 2006 and December 31, 2005, respectively	516	516
Additional paid-in capital	374,587	371,744
Retained earnings	306,655	269,294

Total stockholders’ equity	681,758	641,554

	$1,227,205	$1,093,588

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Revenues:
Premium	$666,158	$553,888
Investment income and other	7,718	3,624

Total revenues	673,876	557,512

Expenses:
Health benefits	525,466	454,404
Selling, general and administrative	79,224	62,041
Depreciation and amortization	6,752	7,091
Interest	116	160

Total expenses	611,558	523,696

Income before income taxes	62,318	33,816
Income tax expense	25,040	13,373

Net income	$37,278	$20,443

Net income per share:
Basic net income per share	$0.72	$0.40

Weighted average number of common shares outstanding	51,590,786	50,737,252

Diluted net income per share	$0.71	$0.39

Weighted average number of common shares and dilutive potential common shares outstanding	52,591,485	52,961,652

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Statements Of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Cash flows from operating activities:
Net income	$37,278	$20,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,752	7,091
Deferred tax benefit	(5,850)	(1,480)
Compensation expense related to share-based payments	2,009	—
Tax benefit related to exercise of stock options	—	6,210
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	25,489	10,561
Prepaid expenses, provider receivables and other current assets	(3,817)	1,118
Other assets	(287)	(608)
Claims payable	908	(14,373)
Accounts payable, accrued expenses and other current liabilities	33,552	(12,666)
Unearned revenue	60,834	28,110
Other long-term liabilities	(974)	(723)

Net cash provided by operating activities	155,894	43,683

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	341,175	795,775
Purchase of available-for-sale securities	(381,325)	(669,275)
Proceeds from redemption of held-to-maturity securities	63,243	23,500
Purchase of held-to-maturity securities	(180,563)	(26,706)
Purchase of property, equipment and software	(5,564)	(4,894)
Proceeds from redemption of investments on deposit for licensure	17,110	7,844
Purchase of investments on deposit for licensure	(22,083)	(13,440)
Stock acquisition, net of cash acquired	—	(99,030)

Net cash (used in) provided by investing activities	(168,007)	13,774

Cash flows from financing activities:
Payment of capital lease obligations	(496)	(933)
Proceeds from exercise of common stock options and employee stock purchases	674	5,913
Tax benefit related to exercise of stock options	160	—

Net cash provided by financing activities	338	4,980

Net (decrease) increase in cash and cash equivalents	(11,775)	62,437
Cash and cash equivalents at beginning of period	272,169	227,130

Cash and cash equivalents at end of period	$260,394	$289,567

Supplemental disclosures of cash flow information:
Cash paid for interest	$126	$164

Cash paid for income taxes	$144	$1,255

      On January 1, 2005, we completed our acquisition of CarePlus, LLC, which operates as CarePlus Health Plan (CarePlus). The following summarizes cash paid for this acquisition through March 31, 2006:

Assets acquired, including cash of $27,755	$172,378
Liabilities assumed	36,978

Net assets acquired	$135,400

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)
      1. The accompanying Condensed Consolidated Financial Statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 of AMERIGROUP Corporation and subsidiaries (the Company), are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2006 and operating results for the interim periods. The December 31, 2005 balance sheet information was derived from the audited consolidated financial statements as of that date.
      The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2006. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006.
      2. Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding plus other dilutive potential securities. The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended
	March 31,

	2006	2005

Basic net income per share:
Net income	$37,278	$20,443

Weighted average number of common shares outstanding	51,590,786	50,737,252

Basic net income per share	$0.72	$0.40

Diluted net income per share:
Net income	$37,278	$20,443

Weighted average number of common shares outstanding	51,590,786	50,737,252
Common stock equivalents (as determined by applying the treasury stock method)	1,000,699	2,224,400

Weighted average number of common shares and dilutive potential common shares outstanding	52,591,485	52,961,652

Diluted net income per share	$0.71	$0.39

      Potential common stock equivalents representing 2,257,692 and 886,160 shares with a weighted-average exercise price of $34.85 and $41.60 for the three months ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.
      3. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS No. 123(R)), Shared-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25), Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation and amends Statement of Financial Account-

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
ing Standards No. 95, Statement of Cash Flows. SFAS No. 123(R) establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased, or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. The Company’s results for the three months ended March 31, 2006 include $2,009 of selling, general and administrative expenses related to the adoption of SFAS No. 123(R). Net earnings were reduced by $1,393 or $0.03 per diluted share. Additionally, upon adoption of SFAS No. 123(R), excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $160 for the three months ended March 31, 2006.
      For the three months ended March 31, 2005, the Company accounted for stock based compensation plans under APB Opinion No. 25. Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition.

Three Months
Ended March 31,
2005

Net income:
Reported net income	$20,443
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,231

Proforma net income	$16,212

Basic net income per share:
Reported basic net income per share	$0.40
Proforma basic net income per share	0.32
Diluted net income per share:
Reported diluted net income per share	$0.39
Proforma diluted net income per share	0.31
      On August 10, 2005, the Compensation Committee approved the immediate and full acceleration of vesting of approximately 909,000 “out-of-the-money” stock options awarded on February 9, 2005 to employees, including its executive officers, under the Company’s annual bonus program pursuant to its 2003 Equity Incentive Plan (the Grant). No other option grants were affected. Each stock option issued as a part of the Grant has an exercise price which is greater than the closing price per share on the date of the Compensation Committee’s action. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its Condensed Consolidated Income Statements, as a result of the adoption of SFAS No. 123(R). The pre-tax charge avoided totals approximately $8,900 which would have been recognized over the years 2006 and 2007. This amount has been reflected in the proforma disclosures of the 2005 consolidated year-end financial statements. Because the options that were accelerated had a per share exercise price in excess of the market value of a share of the

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
Company’s common stock on the date of acceleration, the Compensation Committee determined that the expense savings outweighed the objective of incentive compensation and retention.
      In May 2005, our shareholders adopted and approved our 2005 Equity Incentive Plan (2005 Plan), which provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, stock bonuses and other stock-based awards to employees and directors. We reserved for issuance a maximum of 3,750,000 shares of common stock under the 2005 Plan. In addition, shares remaining available for issuance under our 2003 Stock Plan (described below), our 2000 Stock Plan (described below) and our 1994 Stock Plan (described below) will be available for issuance under the 2005 Plan. Under all plans, an option’s maximum term is ten years. As of March 31, 2006, we had a total of 3,553,905 shares available for issuance under our 2005 Plan.
      In May 2003, our shareholders approved and we adopted the 2003 Equity Incentive Plan (2003 Plan), which provides for the granting of stock options, restricted stock, phantom stock and stock bonuses to employees and directors. We reserved for issuance a maximum of 3,300,000 shares of common stock under the 2003 Plan.
      In July 2000, we adopted the 2000 Equity Incentive Plan (2000 Plan), which provides for the granting of stock options, restricted stock, phantom stock and stock bonuses to employees, directors and consultants. We reserved for issuance a maximum of 4,128,000 shares of common stock under the 2000 Plan.
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
      Stock option activity during the three months ended March 31, 2006 was as follows:

				Weighted-
				Average
		Weighted-		Remaining
		Average	Aggregate	Contractual
	Shares	Exercise Price	Intrinsic Value	Term (Years)

Outstanding at December 31, 2005	5,267,077	$23.67
Granted	623,101	22.41
Exercised	(64,126)	10.51
Expired	(211,594)	35.93
Forfeited	(217,473)	31.40

Outstanding at March 31, 2006	5,396,985	22.89	$21,087	7.21

Exercisable as of March 31, 2006	4,119,602	22.71	$19,437	7.14

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three months ended
March 31, 2006 and 2005:

	2006	2005

Expected volatility	45.20 - 45.32%	26.96%
Weighted-average stock price volatility	45.32%	26.96%
Expected option life	2.40 - 5.56 years	6.20 years
Risk-free interest rate	4.52 - 4.69%	4.26%
Dividend yield	None	None

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
      For the three months ended March 31, 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. For the three months ended March 31, 2005, the Company used a projected life for each award granted based on weighted-average historical experience of employees’ exercise behavior. For the three months ended March 31, 2006 and 2005, expected volatility is based on historical volatility levels. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.
      The weighted-average fair value of options granted during the three months ended March 31, 2006 and 2005 was $9.95 and $15.20, respectively. The following table provides information related to options exercised during the three months ended March 31, 2006 and 2005:

	2006	2005

Total intrinsic value	$663	$18,818
Cash received upon exercise of options	674	5,913
Related tax benefit realized	160	6,210
      Non-vested restricted stock for the three months ended March 31, 2006 is summarized below:

Weighted-Average
Grant Date
	Shares	Fair Value

Non-vested balance at December 31, 2005	—	$—
Granted	187,470	21.82
Vested	—	—
Expired	—	—
Forfeited	—	—

Non-vested balance at March 31, 2006	187,470	$21.82

      Non-vested restricted stock includes grants with both service and performance condition based vesting. Service based awards vest quarterly over a period of four years contingent only on the employees continued employment. Performance based shares contingently vest over a period of four years from the date of grant based upon the extent of achievement of certain operating goals relating to the Company’s earnings per share, with up to 25% vesting on the first anniversary of the grant date and up to an additional 25% vesting on each of the second, third and fourth anniversaries of the grant date. The shares in each of the respective four tranches vest in full if earnings per share for each of the calendar years 2006 through 2009 equals or exceeds 115% of earnings per share for the preceding calendar year, as adjusted for any changes in measurement methods; provided that 50% of each tranche will vest if earnings per share for the year is between 113.50% and 114.24% (inclusive) of adjusted earnings per share for the preceding year, and 75% of each tranche will vest if earnings per share for the year is between 114.25% and 114.99% (inclusive) of adjusted earnings per share for the preceding year. Performance based awards represent 49,600 of outstanding non-vested restricted stock awards.
      As of March 31, 2006 there was $13,965 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005, 2003, 2000 and 1994 Plans which is expected to be recognized over a weighted-average period of 2.6 years.
      4. Effective January 1, 2005, we completed our stock acquisition of CarePlus, LLC (CarePlus), in New York City, New York for $126,781 in cash, including acquisition costs, pursuant to the terms of the merger agreement entered into on October 26, 2004. On June 17, 2005, in accordance with the terms of the merger agreement, additional consideration was paid in the amount of $4,619 for meeting agreed upon revenue targets for the month ended December 31, 2004. On December 8, 2005, in accordance with the terms of the merger agreement, additional consideration was paid in the amount of $4,000 upon the approval from and execution of

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
a contract with the State of New York to conduct a long-term care business in that state and enrollment of long-term care membership in December 2005. Both payments were accounted for as additional costs of the acquisition. In accordance with the terms of the merger agreement, additional consideration of up to $10,000 may be paid contingent upon the achievement of certain earnings thresholds by CarePlus during the twelve months ended December 31, 2005. The calculation of this earnings threshold is expected to be determined and agreed upon during 2006. If the earnings threshold is met and additional payment becomes due, it will be accounted for as an additional cost of the acquisition. Beginning January 1, 2005, the results of operations of CarePlus have been included in the accompanying Condensed Consolidated Financial Statements.
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
      The following table summarizes the fair values of the assets acquired and liabilities assumed of CarePlus at the date of the acquisition.

Cash and cash equivalents	$27,755
Investments on deposit for licensure	8,027
Goodwill and other intangible assets	122,673
Property and equipment	3,941
Other assets	9,982

Total assets acquired	172,378

Claims payable	27,424
Other liabilities	9,554

Total liabilities assumed	36,978

Net assets acquired	$135,400

      The following table summarizes identifiable intangible assets resulting from the CarePlus transaction:

		Amortization
		Period

Membership rights and provider network	$12,900	10 years
Non-compete agreement and trademarks	1,080	1 - 3 years

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

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
suit, Mr. Tyson seeks statutory penalties of no less than $5.5 and no more than $11.0 per violation and an unspecified amount of damages. Mr. Tyson’s complaint does not specify the number of alleged violations.
      In March 2005, the Court allowed the State of Illinois to intervene. In June 2005, Plaintiffs were allowed to amend their complaint to add AMERIGROUP Corporation as a party. In the third amended complaint, the Plaintiffs allege that AMERIGROUP Corporation is liable as the alter-ego of AMERIGROUP Illinois, Inc. and that AMERIGROUP Corporation is liable for making false claims or causing false claims to be made. In October, the Court allowed the United States of America to intervene.
      Fact discovery ended on March 31, 2006, although the Illinois Department of Health and Family Services has not completed its production of subpoenaed documents that was originally required to be completed prior to the close of fact discovery. The Court has set a trial date of October 4, 2006.
      Plaintiffs have proposed a number of damage theories under which alleged damages range, after trebling, from $60,000 to $690,000; however, it is unclear which, if any, of these theories will be relied upon by Plaintiffs’ damage experts when expert discovery concludes. Additionally, an adverse result would require the payment of the Plaintiffs’ attorney’s fees and subject AMERIGROUP Illinois, Inc. and possibly AMERIGROUP Corporation to the possibility of suspension or debarment from doing business with the Federal and State governments.
      The damage experts retained by AMERIGROUP Corporation and AMERIGROUP, Illinois, Inc. for this litigation have not reached a final conclusion as to estimates of potential damages, if any. Although it is possible that the outcome of this case will not be favorable to us, we cannot with any certainty give a reasonable estimate of any potential damages. Accordingly, we have not recorded any liability at March 31, 2006. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
      Beginning on October 3, 2005, five purported class action complaints (the Actions) were filed in the United States District Court for the Eastern District of Virginia on behalf of persons who acquired our common stock between April 27, 2005 and September 28, 2005. The Actions purported to allege claims against us and certain of our officers for alleged violations of Sections 10(b), 20(a), 20(A) and Rule 10b-5 of the Securities Exchange Act of 1934. On January 10, 2006, the Court issued an order (i) consolidating the Actions; (ii) setting Illinois State Board of Investment v. AMERIGROUP Corp., et al., Civil Action No. 2:05-cv-701 as lead case for purposes of trial and all pretrial proceedings; (iii) appointing Illinois State Board of Investment (ISBI) as Lead Plaintiff and its choice of counsel as Lead Counsel; and (iv) ordering that Lead Plaintiff file a Consolidated Amended Complaint (CAC) by February 24, 2006. On February 24, 2006, ISBI filed the CAC, which purports to allege claims on behalf of all persons or entities who purchased our common stock from February 16, 2005 through September 28, 2005. The CAC asserts claims for alleged violations of Sections 10(b), 20(a), 20(A) and Rule 10b-5 of the Securities Exchange Act of 1934 against defendants AMERIGROUP Corporation, Jeffrey L. McWaters, James G. Carlson, E. Paul Dunn, Jr. and Kathleen K. Toth. The Lead Plaintiff alleges that defendants issued a series of materially false and misleading statements concerning our financial statements, business and prospects. Among other things, the CAC seeks compensatory damages and attorneys’ fees and costs. On March 27, 2006, the defendants filed a joint motion to dismiss the CAC. Although we intend to vigorously contest these allegations, there can be no assurance that the ultimate outcome of this litigation will not have a material adverse affect on our financial position, results of operations or liquidity.
      In a letter dated March 28, 2006, a purported shareholder of the Company demanded that the Board commence legal proceedings against each member of the Board and senior officer of the Company who has served in such capacities at any point from April 2005 to the present. The letter, which stated that it was intended to comply with the requirements of a “Shareholder Demand Letter” pursuant to Virginia Code Ann. §13.1-672 and Del. Ch. Ct. R. 23.1, alleges that the Board and senior officers breached their fiduciary duties

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
to the Company, including the duty of loyalty and due care, by (i) causing the Company to engage in unlawful conduct or failing to properly oversee the Company’s press releases and internal controls to prevent such misconduct; (ii) causing the Company to issue false and misleading statements; and (iii) exposing the Company to potential liability for the foregoing violations. As described in the letter, the purported shareholder believes that the legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company, as well as disgorgement by certain members of the Board and senior officers to the Company of salaries and bonuses received by them from April 2005 to the present. The letter further demands an investigation into the circumstances surrounding the resignations of E. Paul Dunn, Jr. and Frederick C. Dunlap and the fairness of the terms of the Separation Agreement and General Release entered into between the Company and Mr. Dunn. A copy of the letter has been forwarded to the Board of Directors for their review and action. There can be no assurance that the purported shareholder will not further pursue his allegations or that any pursuit of any such allegations would not have a material adverse effect on the Company.
      A Florida Statute (the Statute) gives the Florida Agency for Health Care Administration (AHCA) the right to contract with entities to provide comprehensive behavioral healthcare services, including mental health and substance abuse services. The Statute further requires the contractor to use at least 80% of the capitation for the provision of behavioral healthcare services, with any shortfall in the 80% expenditure being refunded to the State. In the contract that AMERIGROUP Florida, Inc. has with AHCA, AMERIGROUP Florida, Inc. is required to provide comprehensive behavioral healthcare services, but the contract defines a limited subset of behavioral healthcare services that can be counted towards the fulfillment of the 80% requirement. AMERIGROUP Florida, Inc. and other similarly situated contractors have disputed the restrictive definition imposed by AHCA and believe that providing only the limited services in accordance with AHCA’s definition would omit services that are necessary to meet our obligation to provide comprehensive healthcare services in accordance with our contract. There was an attempt to resolve this issue in the most recent session of the Florida legislature, which was unsuccessful. AMERIGROUP Florida, Inc. believes that the implementation by AHCA of the restrictive definition of comprehensive behavioral healthcare services in the contract is impermissible and inconsistent with the statutory requirements for administrative rule making.
      We intend to continue to pursue a resolution of this matter with AHCA and failing that through an administrative or other appeal process. In the event we are unable to resolve this issue in a satisfactory manner and we are required to make a refund of premium to AHCA in accordance with AHCA’s current definition, the impact on our financial results could range from zero to $12,000 for the period from January 1, 2004 through March 31, 2006.
      Our Texas health plan is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2004 have been audited by a contracted auditing firm. In their report, the auditor has challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to the health plan under the administrative services agreement. Although we believe that the rebate calculations were done appropriately, if the regulators were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods.
      7. During the three months ended March 31, 2006, we reversed approximately $6,300 of unearned revenue related to potential premium recoupments established during the year ended December 31, 2005 as a result of enrollment eligibility issues by the States of Florida and Texas. Net of the related tax effect, net income increased approximately $3,800, or $0.07 per diluted share, as a result of the favorable resolution of these issues.
      During the three months ended March 31, 2005, we reversed a previously recorded potential premium recoupment in Maryland resulting in approximately $6,100 of additional premium revenue in the three months

AMERIGROUP Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements — (Continued)
ended March 31, 2005. Net of the related tax effect, net income increased approximately $3,700, or $0.07 per diluted share, for the three months ended March 31, 2005, as a result of this reversal.
      8. During the three months ended March 31, 2006, we decreased our actuarial estimates for health benefits expenses by approximately $34,500 using actuarial analysis based upon the additional claims paid during the first quarter. Net of the related tax effect, net income increased approximately $20,600, or $0.39 per diluted share, for the three months ended March 31, 2006, as a result of this decrease in claims estimates.
      9. On May 10, 2005, we entered into an amendment (Amendment) to our existing Amended and Restated Credit Agreement (as amended and restated, the Credit Agreement) which, among other things, provides for an increase in the commitments under our Credit Agreement to $150,000 and a five-year extension of the term from the date of the Amendment. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50,000. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP Corporation and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on the leverage ratio. The Credit Agreement terminates on May 10, 2010. As of March 31, 2006, there were no borrowings outstanding under our $150,000 Credit Agreement.
      Pursuant to the Credit Agreement, we must meet certain financial covenants. These financial covenants include meeting certain financial ratios and limits on capital expenditures and repurchases of our outstanding common stock.

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
      Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	national, state and local economic conditions, including their effect on the rate increase process, timing of payments, and the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations and their effect on certain of our unit costs and our ability to manage our medical costs;

•	changes in Medicaid and Medicare payment levels and methodologies and the application of such methodologies by the Federal and state governments;

•	liabilities and other claims asserted against us;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels;

•	demographic changes;

•	increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of healthcare use;

•	our inability to operate new products and markets at underwritten levels;

•	terrorism; and

•	the unfavorable resolution of pending litigation.
      Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 1, 2006, for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

Overview
      We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, State Children’s Health Insurance Program (SCHIP), FamilyCare and Special Needs Plans (SNP). We were founded in December 1994 with the objective of becoming the leading managed care organization in the United States focused on serving people who receive these types of benefits. Having concluded our eleventh year of operations, we continue to believe that managed healthcare remains the only proven mechanism that significantly reduces medical cost trends and helps our government partners control their costs while improving access to care quality.
      As a result of the continued analysis of our health benefits expenses that began in September 2005, we determined that the higher costs and utilization that we experienced in the six months ending June 30, 2005 did not continue at the same level through the second half of the year. At September 30 and December 31, 2005, we relied on the historical claims data, particularly relating to the six months ended June 30, 2005, to estimate our reserves, which indicated these higher costs. Historical claims data is the primary source of data when predicting costs for the most recent periods. With the benefit of more complete paid data, we are better able to determine actual health benefits expenses for the second half of 2005. As a result, we decreased our actuarial estimates for health benefits expenses by approximately $34.5 million during the three months ended March 31, 2006, for prior period claims estimates related primarily to the second half of 2005. Net of the related tax effect, net income increased approximately $20.6 million, or $0.39 per diluted share, for the three months ended March 31, 2006, as a result of this decrease in claims estimates.
      The following table reconciles the reported Health Benefits Ratio (HBR) to recast HBR which reflect the impact of the net out of period developments relating to premium revenues and health benefits expenses for the three months ended March 31, 2006 and 2005:

	2006	2005

Reported premium revenues	$666,158	$553,888
Reported health benefits expenses	$525,466	$454,404
Reported HBR	78.9%	82.0%
Reported premium revenues	$666,158	$553,888
Less: Prior period premium revenues	(6,300)	(6,100)

Recast premium revenues	$659,858	$547,788

Reported health benefits expenses	$525,466	$454,404
Plus: Out of period health benefits expenses developments, net	34,500	9,600

Recast health benefits expenses	$559,966	$464,004

Recast HBR	84.9%	84.7%
      The increase in the recast 2006 HBR over the recast prior year HBR is primarily driven by our new product in the Houston market, SNP, which deteriorated the aggregate HBR by approximately 0.8%. Absent the effect of the SNP product, our HBR improved by approximately 0.6%. During the three months ended March 31, 2005, the Company experienced elevated health benefits expenses as a result of changes in our member mix, elevated incidence of flu and upper respiratory illness and higher obstetric and NICU costs. In 2006, we experienced a moderation in the impact of these factors.
      During the first quarter ended March 31, 2006, we increased our total revenues by 20.9% over the same period in 2005. Total membership increased 52,000, or 5%, to 1,099,000 as of March 31, 2006, from 1,047,000 as of March 31, 2005. Our revenue growth was due entirely to organic growth from membership in new markets and products and premium rate increases received after March 31, 2005 to date. During the first quarter ended March 31, 2006, premium revenues were positively affected by the reversal of $6.3 million of potential premium recoupments as a result of the favorable resolution of identified enrollment issues by the States of Florida and Texas. During the first quarter ended March 31, 2005, premium revenues were positively affected by the reversal of $6.1 million in potential premium recoupment in Maryland.

      As of March 31, 2006, approximately 46% of our current membership has resulted from ten acquisitions. We continue to focus on growth opportunities in new markets and new products that we believe meet our return metrics. We continue to believe acquisitions will be an important part of our long-term growth strategy.
      Selling, general and administrative expenses (SG&A) were 11.8% of total revenues for the three months ended March 31, 2006 compared to 11.1% in the same period of the prior year. Our SG&A expenses increased for both periods primarily due to increases in premium tax, salaries and benefits including the impact of the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), legal fees, development costs and consulting services.
      Cash and investments totaled $794.5 million at March 31, 2006. A significant portion of this cash is regulated by state capital requirements. However, $187.8 million of our cash and investments was unregulated and held at the parent level.
      On July 2, 2004, the State of Texas released a Request for Proposal (RFP) to re-procure its current Medicaid managed care programs, as well as to expand the current programs. In July 2005, the State announced the results of this competitive-bidding process as it relates to the TANF (STAR) and SCHIP populations. AMERIGROUP’s wholly-owned subsidiary, AMERIGROUP Texas, Inc. was awarded STAR and SCHIP, or TexCare, contracts in its current service areas of Houston, Dallas and Fort Worth and contracts in two new service areas of Corpus Christi and El Paso. AMERIGROUP Texas, Inc. was also granted a STAR contract for the Austin service area. AMERIGROUP Texas, Inc. will have one or more competitors in each of its new and current service areas for the STAR and TexCare programs. The combined eligibles for these expanded products and markets are approximately 1,100,000 as compared to the previously existing eligible population of 735,000. In September 2005, the Company notified the State of Texas that it had declined the contract award in El Paso. This decision was reached after the State of Texas announced the results of the bid, which included re-awarding contracts to the two existing managed care providers that currently serve approximately 73% of the eligibles in this market. This competitive environment would significantly limit market expansion opportunities. Implementation of the remaining contracts is expected to be in September 2006. These awards do not include the expansion of the STAR+PLUS program. The State announced expansion of STAR+PLUS into four urban areas under a modified structure which will exclude risk on hospitalization costs to protect the upper payment limit. In April 2006, the State announced the plan for expansion and awarded AMERIGROUP Texas, Inc. the Harris expansion region and the Austin region in addition to our current Houston market. The contracts are expected to be finalized during 2006 with an anticipated implementation date in early 2007.
      In the Fort Worth service area, we had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC), that was terminated as of August 31, 2005. In its place, we entered into separate non-exclusive fee-for-service provider agreements with CCPN and CCMC. On December 27, 2005, CCPN and CCMC each sent notices indicating their intent to terminate these fee-for-service agreements as of March 31, 2006. On March 13, 2006, we amended the fee-for-service provider agreements with CCPN and CCMC to provide that beginning on September 1, 2006, either party has the right to terminate the agreement without cause, upon providing ninety days prior written notice to the other party. CCPN and CCMC then withdrew their previous notice of termination. CCPN and CCMC control most of the inpatient and specialty pediatric services available in Fort Worth, Texas. If these agreements are terminated after September 1, 2006, without cause, or prior to September 1, 2006, for cause, it would force us to make alternate arrangements for many services to our pediatric membership, which may adversely impact our costs and our membership. In addition, as part of the State of Texas re-bidding process, CCHCN obtained its own contract with the State of Texas to provide healthcare services to Medicaid recipients effective September 1, 2006. As a result, we may lose members based upon CCHCN’s contract with the State of Texas, and the impact could be material. Therefore, our results from operations could be harmed in the event our provider relationship is terminated and by the entry of CCHN as a competitor in the market; and, the impact could be material.
      In addition, under the risk-sharing arrangement with CCHCN that terminated as of August 31, 2005, the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We believe that CCHCN owes us substantial payments for the 2004 and 2005 contract years, which we estimate are approximately $1.7 million and $9.9 million, respectively, as of March 31, 2006. The contract with CCHCN prescribes reconciliation procedures with respect to each contract period. As of this date, we are completing the reconciliation process with CCHCN with respect to the 2004 contract year. Per the contract, the settlement process for the 2005 contract year continues through September 1, 2006. If we are unable to agree on a settlement, our expenses attributable to these periods may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.
      A Florida Statute (the Statute) gives the Florida Agency for Health Care Administration (AHCA) the right to contract with entities to provide comprehensive behavioral healthcare services, including mental health and substance abuse services. The Statute further requires the contractor to use at least 80% of the capitation for the provision of behavioral healthcare services, with any shortfall in the 80% expenditure being refunded to the State. In the contract that AMERIGROUP Florida, Inc. has with AHCA, AMERIGROUP Florida, Inc. is required to provide comprehensive behavioral healthcare services, but the contract defines a limited subset of behavioral healthcare services that can be counted towards the fulfillment of the 80% requirement. AMERIGROUP Florida, Inc. and other similarly situated contractors have disputed the restrictive definition imposed by AHCA and believe that providing only the limited services in accordance with AHCA’s definition would omit services that are necessary to meet our obligation to provide comprehensive healthcare services in accordance with our contract. There was an attempt to resolve this issue in the most recent session of the Florida legislature, which was unsuccessful. AMERIGROUP Florida, Inc. believes that the implementation by AHCA of the restrictive definition of comprehensive behavioral healthcare services in the contract is impermissible and inconsistent with the statutory requirements for administrative rule making.
      We intend to continue to pursue a resolution of this matter with AHCA and failing that through an administrative or other appeal process. In the event we are unable to resolve this issue in a satisfactory manner and we are required to make a refund of premium to AHCA in accordance with AHCA’s current definition, the impact on our financial results could range from zero to $12.0 million for the period from January 1, 2004 through March 31, 2006.
      Our Texas health plan is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2004 have been audited by a contracted auditing firm. In their report, the auditor has challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to the health plan under the administrative services agreement. Although we believe that the rebate calculations were done appropriately, if the regulators were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods.
New Products and Markets

SNP

Effective January 1, 2006, AMERIGROUP Texas, Inc., began operations as a Special Needs Plan to offer Medicare benefits to dual-eligibles that live in and around Harris County, Texas. AMERIGROUP Texas, Inc. already served these members through the Texas Medicaid STAR+PLUS program and will offer them the Medicare and the Part D drug benefit under this new contract. As of March 31, 2006, we served approximately 7,000 members under this program, though this membership may decline because dual-eligible members have the right to change enrollment at any time and are actively being solicited by Part D providers. Additionally, our participation in the Part D program is based upon claim assumptions regarding enrollment, utilization, pharmaceutical costs and other factors. In the event any of these assumptions are materially incorrect either as a result of unforeseen changes to Part D or otherwise, our results could be materially affected. As this is a new program, we will continue to work with the Centers for Medicare & Medicaid Services on program implementation and potential modifications.

Virginia

AMERIGROUP Virginia, Inc. signed a contract with the Commonwealth of Virginia on July 15, 2005, and began enrollment of members in September 2005.

Ohio

AMERIGROUP received an HMO license in the State of Ohio in July and signed a contract with the State of Ohio on July 25, 2005, and began enrollment of members in September 2005. On March 17, 2006, AMERIGROUP Ohio, Inc. was awarded the regions of Dayton and Cincinnati for expansion with implementation anticipated in the second half of 2006.

Georgia

As a result of a competitive bidding process, our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. (d/b/a AMERIGROUP Georgia), was chosen in July 2005 to offer healthcare coverage to low-income residents in four of six regions in the State of Georgia. Georgia will represent our entry into a tenth state. AMERIGROUP Georgia will have two competitors in the Atlanta Region and one competitor in each of the other regions. The total eligible members in all four regions are approximately 885,000, with 533,000 in the Atlanta Region. We anticipate that AMERIGROUP Georgia will commence enrollment of members in the Atlanta Region on June 1, 2006 and in the East, North and Southeast regions on September 1, 2006, based on the most recent communication from the State.
      Since we have no claims payment history upon inception of business for these new products and markets, we estimate health benefits expenses at underwritten levels as long as actual experience is less than these levels. When historical claims payment history reaches appropriate levels, we incorporate them into our estimating process. This practice is consistent with our methodology for new products and markets.
Membership
      The following table sets forth the approximate number of our members we served in each state for the periods presented. Since we receive two premiums for a member that is in both the AMERIVANTAGE and AMERIPLUS product, these members have been counted twice in the State of Texas.

	March 31,

	2006	2005

Texas	386,000	392,000
Florida	206,000	219,000
Maryland	142,000	131,000
New York	134,000	119,000
New Jersey	105,000	107,000
District of Columbia	41,000	41,000
Illinois	40,000	38,000
Ohio	24,000	—
Virginia	21,000	—

Total	1,099,000	1,047,000

Percentage growth from March 31, 2005 to March 31, 2006	5.0%

      The following table sets forth the approximate number of our members in each of our products for the periods presented. SNP members are counted in both the AMERIVANTAGE and AMERIPLUS products when we receive two premiums for those members.

	March 31,

Product	2006	2005

AMERICAID (Medicaid — TANF)	768,000	735,000
AMERIKIDS (SCHIP)	192,000	194,000
AMERIPLUS (Medicaid — SSI)	87,000	82,000
AMERIFAM (FamilyCare)	45,000	36,000
AMERIVANTAGE (SNP)	7,000	—

Total	1,099,000	1,047,000

      As of March 31, 2006, we served 1,099,000 members, which reflects an increase of 52,000 members compared to March 31, 2005. The CarePlus acquisition, effective January 1, 2005, added the New York market, which has grown 15,000 members as of March 31, 2006 compared to the prior year. The remaining organic growth is primarily the result of expansion into Ohio and Virginia. The Texas market decrease of 6,000 members is directly related to interruptions in the State’s ability to process new Medicaid applications as a result of the State’s decision to outsource the eligibility process and the insertion of a fee-for-service option in our Fort Worth market to meet required competition regulations. Additionally, as a result of the State’s RFP, all of our Texas service areas for the STAR and TexCare programs will have one or more competitors. The Florida market decrease of 13,000 members is primarily the result of a decrease in the SCHIP program, Florida Healthy Kids. This decrease is a direct result of changes made by the State of Florida during 2004 in the eligibility re-determination process and the frequency of member enrollment, both of which have negatively impacted the statewide membership in the Florida Healthy Kids program. The Florida Legislature enacted legislation to address this problem in 2005, which was signed by the Governor, increasing the frequency of the enrollment period from semi-annual to monthly. The State of Florida is now in the process of implementing this enrollment change.
      On a sequential quarterly basis, membership declined by approximately 30,000 members primarily impacted by enrollment difficulties in the Florida Healthy Kids program, and the Medicaid eligibility processing issues and emerging competitive landscape in the State of Texas, as noted above. As both states continue to work through their processing issues, the timing and impact of any corrections is uncertain and we can give no assurances that either the Florida legislative changes or the completion of the Texas eligibility outsourcing will have a positive impact on our membership growth.
Results of Operations
      The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three Months
	Ended March 31,

	2006	2005

Premium revenue	98.9%	99.3%
Investment income	1.1	0.7

Total revenues	100.0%	100.0%

Health benefits expenses(1)	78.9%	82.0%
Selling, general and administrative expenses	11.8%	11.1%
Income before income taxes	9.2%	6.1%
Net income	5.5%	3.7%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues
      Premium revenue for the three months ended March 31, 2006 increased $112.3 million, or 20.3%, to $666.2 million from $553.9 million for the three months ended March 31, 2005. The increase was primarily due to the SNP product in Houston that began enrollment January 1, 2006 and new market entries into Ohio and Virginia that commenced in September 2005. Our premium revenue for the three months ended March 31, 2006 reflects a $6.3 million reversal of potential premium recoupments related to enrollment errors by the States of Florida and Texas for eligibility issues that have been resolved favorably. Additionally, the reversal of the estimated Maryland premium recoupment of $6.1 million previously recorded is reflected in the three months ended March 31, 2005. Total membership increased by 52,000, or 5.0%, to 1,099,000 as of March 31, 2006, from 1,047,000 as of March 31, 2005.
      Investment income and other increased by $4.1 million to $7.7 million for the three months ended March 31, 2006 from $3.6 million for the three months ended March 31, 2005. The increase in investment income and other was primarily due to higher interest rates and an increase in invested funds over the prior year.

Health benefits expenses
      Expenses relating to health benefits for the three months ended March 31, 2006 increased $71.1 million, or 15.6%, to $525.5 million from $454.4 million for the three months ended March 31, 2005. Our HBR was 78.9% for the three months ended March 31, 2006 versus 82.0% in the same period of the prior year. During the three months ended March 31, 2006, we decreased our actuarial estimates for health benefits expenses by approximately $34.5 million using actuarial analysis based upon the additional claims paid during the first quarter. Our recast HBR without the benefit of prior period amounts relating to premium and health benefits expenses for the three months ended March 31, 2006 and 2005 was 84.9% and 84.7%, respectively. This increase is primarily driven by our new product in the Houston market, SNP, which deteriorated the aggregate HBR by approximately 0.8%. Absent the effect of the SNP product, our HBR improved by approximately 0.6%. During the three months ended March 31, 2005, the Company experienced elevated health benefits expenses as a result of changes in our member mix, elevated incidence of flu and upper respiratory illness and higher obstetric and NICU costs. In 2006, we experienced a moderation in the impact of these factors.

Selling, general and administrative expenses
      Our SG&A to total revenues ratio was 11.8% and 11.1% for the three months ended March 31, 2006 and 2005, respectively. SG&A for the three months ended March 31, 2006 increased $17.2 million, or 27.7%, to $79.2 million from $62.0 million for the three months ended March 31, 2005.
      Our SG&A ratio increased 0.7% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to an increase in premium tax related primarily to the State of Maryland that began in April 2005; an increase in salary and benefits including the impact of the adoption of SFAS No. 123(R); legal costs related to the Tyson litigation and securities class action complaints; development costs related to the start-up of our Georgia operations and actuarial and consulting services related to operational initiatives.

Interest expense
      Interest expense was $0.1 million and $0.2 million for the three months ended March 31, 2006 and March 31, 2005, respectively.

Provision for income taxes
      Income tax expense for the three months ended March 31, 2006 was $25.0 million with an effective tax rate of 40.2% compared to $13.4 million income tax expense with an effective tax rate of 39.5% for the three months ended March 31, 2005. The fluctuation in the rates is primarily due to an increase in the blended state income tax rate and is partially due to non-deductible expenses incurred for share-based payments expensed under SFAS No. 123(R).

Liquidity and capital resources
      Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flows from operations and borrowings under our current Amended and Restated Credit Agreement (as amended and restated, the Credit Agreement). As of March 31, 2006, we had cash and cash equivalents of $260.4 million, short and long-term investments of $472.5 million and restricted investments on deposit for licensure of $61.6 million. A significant portion of this cash and investments is regulated by state capital requirements. Unregulated cash and investments as of March 31, 2006 were approximately $187.8 million.
      On May 10, 2005, we entered into an amendment (Amendment) to our Credit Agreement, which, among other things, provides for commitments under our Credit Agreement of $150.0 million and terminates on May 10, 2010. The Credit Agreement, contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on the leverage ratio. As of March 31, 2006, there were no borrowings outstanding under our $150.0 million Credit Agreement.
      Pursuant to the Credit Agreement, we must meet certain financial covenants. These financial covenants include meeting certain financial ratios and limits on capital expenditures and repurchases of our outstanding common stock.
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
      Cash provided by operating activities was $155.9 million for the three months ended March 31, 2006 compared to $43.7 million for the three months ended March 31, 2005. The increase in cash from operations of $112.2 million was primarily due to the following:
      Increases in cash flows due to:

•	an increase in net income of $16.8 million;

•	an increase in the change in premium receivables of $14.9 million primarily as a result of payment in the month of service by the State of New York that historically has paid a month in arrears;

•	an increase in the change in claims payable of $15.3 million as a result of the moderate decrease in the balance in the current period due primarily to efforts to resolve outstanding claims issues and reduce ending inventory levels and favorable prior period developments in the current period;

•	an increase in the change in unearned revenue of $32.7 million resulting from early payment by two states compared to one state in the prior period; and

•	an increase in the change in accounts payable, accrued expenses and other current liabilities of $46.2 million primarily as a result of the timing of income tax payments.

      Offset by decreases in cash flows due to:

•	a decrease of $6.2 million related to tax benefits from exercise of stock options as a result of decreased stock option exercise activity and the required reclassification of this benefit to financing activities under the provisions of SFAS No. 123(R).
      For the three months ended March 31, 2006, cash used in investing activities was $168.0 million. For the three months ended March 31, 2005, cash provided by investing activities was $13.8 million. This decrease results primarily from an increase in net investment purchases in excess of proceeds of $280.1 million offset by a decrease in cash outflows to fund acquisitions of $99.0 million. We currently anticipate total capital expenditures for 2006 of approximately $41.0 to $43.0 million related to the expansion of our operations center and technological infrastructure development.
      Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of March 31, 2006, our investment portfolio consisted primarily of fixed-income securities. The weighted-average maturity is under five months. We utilize investment vehicles such as commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted-average taxable equivalent yield on consolidated investments as of March 31, 2006 was approximately 4.50%.
      Cash provided by financing activities was $0.3 million for the three months ended March 31, 2006 compared to $5.0 million for the three months ended March 31, 2005. The decrease in cash provided by financing activities was primarily related to reduced proceeds from the exercise of stock options.
      We believe that existing cash and investment balances, internally generated funds and available funds under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months.
Regulatory Capital and Dividend Restrictions
      Our operations are conducted through our wholly-owned subsidiaries, which are licensed to provide managed care benefits to Medicaid and Medicare beneficiaries (regulated entities). These regulated entities are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. We believe our subsidiaries are in compliance with all minimum statutory capital requirements as of March 31, 2006. We anticipate the parent company will be required to fund minimum net worth shortfalls during 2006 using unregulated cash, cash equivalents and investments for operations in Georgia and Ohio. We believe, as a result, our subsidiaries will continue to be in compliance with all minimum statutory capital requirements for the next 12 months.
New Accounting Pronouncement
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, such as stock-based compensation plans. We adopted this standard, as required, in the first quarter of 2006 (See Note 3).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      As of March 31, 2006, we had short-term investments of $264.7 million, long-term investments of $207.8 million and investments on deposit for licensure of $61.6 million. These investments consist primarily of investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would expect any decrease in the value of these investments resulting from any decrease in changes in market interest rates to be temporary. As of March 31, 2006, a hypothetical 1% change in interest rates would result in an approximate $5.3 million change in our annual investment income or $0.06 per diluted share, net of the related income tax effects.

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
      (b) Changes in Internal Controls over Financial Reporting. During the first quarter of 2006, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
      In March 2005, the Court allowed the State of Illinois to intervene. In June 2005, Plaintiffs were allowed to amend their complaint to add AMERIGROUP Corporation as a party. In the third amended complaint, the Plaintiffs allege that AMERIGROUP Corporation is liable as the alter-ego of AMERIGROUP Illinois, Inc. and that AMERIGROUP Corporation is liable for making false claims or causing false claims to be made. In October, the Court allowed the United States of America to intervene.
      Fact discovery ended on March 31, 2006, although the Illinois Department of Health and Family Services has not completed its production of subpoenaed documents that was originally required to be completed prior to the close of fact discovery. The Court has set a trial date of October 4, 2006.
      Plaintiffs have proposed a number of damage theories under which alleged damages range, after trebling, from $60.0 million to $690.0 million; however, it is unclear which, if any, of these theories will be relied upon by Plaintiffs’ damage experts when expert discovery concludes. Additionally, an adverse result would require the payment of the Plaintiffs’ attorney’s fees and subject AMERIGROUP Illinois, Inc. and possibly

AMERIGROUP Corporation to the possibility of suspension or debarment from doing business with the Federal and State governments.
      The damage experts retained by AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. for this litigation have not reached a final conclusion as to estimates of potential damages, if any. Although it is possible that the outcome of this case will not be favorable to us, we cannot with any certainty give a reasonable estimate of any potential damages. Accordingly, we have not recorded any liability at March 31, 2006. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
      Beginning on October 3, 2005, five purported class action complaints (the Actions) were filed in the United States District Court for the Eastern District of Virginia on behalf of persons who acquired our common stock between April 27, 2005 and September 28, 2005. The Actions purported to allege claims against us and certain of our officers for alleged violations of Sections 10(b), 20(a), 20(A) and Rule 10b-5 of the Securities Exchange Act of 1934. On January 10, 2006, the Court issued an order (i) consolidating the Actions; (ii) setting Illinois State Board of Investment v. AMERIGROUP Corp., et al., Civil Action No. 2:05-cv-701 as lead case for purposes of trial and all pretrial proceedings; (iii) appointing Illinois State Board of Investment (ISBI) as Lead Plaintiff and its choice of counsel as Lead Counsel; and (iv) ordering that Lead Plaintiff file a Consolidated Amended Complaint (CAC) by February 24, 2006. On February 24, 2006, ISBI filed the CAC, which purports to allege claims on behalf of all persons or entities who purchased our common stock from February 16, 2005 through September 28, 2005. The CAC asserts claims for alleged violations of Sections 10(b), 20(a), 20(A) and Rule 10b-5 of the Securities Exchange Act of 1934 against defendants AMERIGROUP Corporation, Jeffrey L. McWaters, James G. Carlson, E. Paul Dunn, Jr. and Kathleen K. Toth. The Lead Plaintiff alleges that defendants issued a series of materially false and misleading statements concerning our financial statements, business and prospects. Among other things, the CAC seeks compensatory damages and attorneys’ fees and costs. On March 27, 2006, the defendants filed a joint motion to dismiss the CAC. Although we intend to vigorously contest these allegations, there can be no assurance that the ultimate outcome of this litigation will not have a material adverse affect on our financial position, results of operations or liquidity.
      In a letter dated March 28, 2006, a purported shareholder of the Company demanded that the Board commence legal proceedings against each member of the Board and senior officer of the Company who has served in such capacities at any point from April 2005 to the present. The letter, which stated that it was intended to comply with the requirements of a “Shareholder Demand Letter” pursuant to Virginia Code Ann. §13.1-672 and Del. Ch. Ct. R. 23.1, alleges that the Board and senior officers breached their fiduciary duties to the Company, including the duty of loyalty and due care, by (i) causing the Company to engage in unlawful conduct or failing to properly oversee the Company’s press releases and internal controls to prevent such misconduct; (ii) causing the Company to issue false and misleading statements; and (iii) exposing the Company to potential liability for the foregoing violations. As described in the letter, the purported shareholder believes that the legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company, as well as disgorgement by certain members of the Board and senior officers to the Company of salaries and bonuses received by them from April 2005 to the present. The letter further demands an investigation into the circumstances surrounding the resignations of E. Paul Dunn, Jr. and Frederick C. Dunlap and the fairness of the terms of the Separation Agreement and General Release entered into between the Company and Mr. Dunn. A copy of the letter has been forwarded to the Board of Directors for their review and action. There can be no assurance that the purported shareholder will not further pursue his allegations or that any pursuit of any such allegations would not have a material adverse effect on the Company.

Item 1A.	Risk Factors
      Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. For discussion of our potential risks our uncertainties, refer to Part I, Item 1.A., Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the U.S. Securities Exchange Commission on March 1, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      The Company, through its subsidiary AMERIGROUP Texas, Inc., entered into a Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plans(s) on October 18, 2005; effectively renewing the existing contract from January 1, 2006 through December 31, 2006.
      The Company, through its subsidiary AMERIGROUP Texas, Inc., entered into an Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan on September 7, 2005; effectively extending the existing contract from January 1, 2006 through December 31, 2006.
      The Company, through its subsidiary AMERIGROUP Illinois, Inc., entered into an amendment, effective January 1, 2006, on December 28, 2005, to the State of Illinois Department of Healthcare and Family Services Contract for Furnishing Health Services by a Health Maintenance Organization which provided actuarially certified rates as of the effective date.
      The Company, through its subsidiary AMERIGROUP Florida, Inc., entered into an amendment, effective March 1, 2006, Amendment No. 10, dated February 27, 2006, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (AHCA Contract No. FA523) which provided the rates effective July 1, 2005 and restated enrollment levels for all counties.
      The Company, through its subsidiary CarePlus, LLC, entered into an amendment to the Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC on March 12, 2006, effective October 1, 2005, which provided new capitation rates for Putnam County.
      The Company, through its subsidiary AMERIGROUP Maryland, Inc., entered into an amendment, Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 providing rates for the period from January 1, 2006 through July 31, 2006.
      The Company, through its subsidiary AMERIGROUP Maryland, Inc., entered into an amendment, Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 specifying the carve-out of prescription drug coverage for Medicaid/Medicare dual-eligibles.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
10.6.9	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10.6.10	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10.7.8	Amendment 2, dated August 1, 2005, to the State of Illinois Department of Healthcare and Family Services Contract for Furnishing Health Services by a Health Maintenance Organization (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10.7.9	Amendment 3, dated December 28, 2005, to the State of Illinois Department of Healthcare and Family Services Contract for Furnishing Health Services by a Health Maintenance Organization effective January 1, 2006.
10.8	Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).
10.9	Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.10	Definitive Agreement dated October 26, 2004, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2004).
10.11	Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).
10.12	Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.13	Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).
10.14	Form of Employee Noncompete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on February 23, 2005).
10.15	Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report of Form 8-K, filed on May 13, 2005).
10.16	Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.17	Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.18	Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).

Exhibit
Number	Description

10.19	The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on February 15, 2005).
10.20	Form of Separation Agreement between AMERIGROUP Corporation and Lorenzo Childress, Jr., M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 4, 2005).
10.21	Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22	Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.23	Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K, filed on May 5, 2005).
10.23.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006.
10.23.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006.
10.25.2	Amendment No. 2, dated November 19, 2004, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to exhibit 10.25 to our Quarterly Report on Form 10-Q, filed on November 5, 2004).
10.25.3	Amendment No. 4, dated February 28, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to exhibit 25.3 to our Current Report on Form 8-K, filed on May 5, 2005).
10.25.4	Amendment No. 5, dated March 31, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to exhibit 25.4 to our Current Report on Form 8-K, filed on May 5, 2005).
10.25.5	Amendment No. 6, dated May 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2005).
10.25.6	Amendment No. 7, dated June 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on June 15, 2005).
10.25.7	Amendment No. 8, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed on July 26, 2005).
10.25.8	Amendment No. 9, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K, filed on July 26, 2005).

Exhibit
Number	Description

10.25.9	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10.25.10	Amendment No. 10, dated February 27, 2006, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523).
10.26	Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).
10.26.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005.)
10.27	Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).
10.27.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period June 30, 2005 through December 31, 2005 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10.27.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10.28	Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporate by reference to our Quarterly Report filed on Form 10-Q, filed on November 4, 2005).
10.29	Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10.29.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2007.
10.30	Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10.30.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10.31	Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006.
10.31.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006.

Exhibit
Number	Description

10.32.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K, filed on March 1, 2006).
10.32.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K, filed on March 1, 2006).
10.32.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K, filed on March 1, 2006).
10.32.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K, filed on March 1, 2006).
10.32.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K, filed on March 1, 2006).
10.32.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K, filed on March 1, 2006).
10.32.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
10.32.9	Health & Human Services Commission UniForm Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to Exhibit 10.32.9 to our Annual Report on Form 10-K, filed on March 1, 2006).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 9, 2006.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 9, 2006.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 9, 2006.

Signatures
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ Jeffrey L. McWaters

Jeffrey L. McWaters
Chairman and Chief Executive Officer
Date: May 9, 2006

By:	/s/ Sherri E. Lee

Sherri E. Lee
Executive Vice President and
Chief Financial Officer
Date: May 9, 2006

EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
10.6.9	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10.6.10	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10.7.8	Amendment 2, dated August 1, 2005, to the State of Illinois Department of Healthcare and Family Services Contract for Furnishing Health Services by a Health Maintenance Organization (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10.7.9	Amendment 3, dated December 28, 2005, to the State of Illinois Department of Healthcare and Family Services Contract for Furnishing Health Services by a Health Maintenance Organization effective January 1, 2006.
10.8	Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).
10.9	Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.10	Definitive Agreement dated October 26, 2004, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2004).
10.11	Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).
10.12	Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.13	Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).
10.14	Form of Employee Noncompete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on February 23, 2005).
10.15	Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report of Form 8-K, filed on May 13, 2005).
10.16	Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.17	Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.18	Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).

Exhibit
Number	Description

10.19	The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on February 15, 2005).
10.20	Form of Separation Agreement between AMERIGROUP Corporation and Lorenzo Childress, Jr., M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 4, 2005).
10.21	Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22	Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.23	Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K, filed on May 5, 2005).
10.23.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006.
10.23.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006.
10.25.2	Amendment No. 2, dated November 19, 2004, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q, filed on November 5, 2004).
10.25.3	Amendment No. 4, dated February 28, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.3 to our Current Report on Form 8-K, filed on May 5, 2005).
10.25.4	Amendment No. 5, dated March 31, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.4 to our Current Report on Form 8-K, filed on May 5, 2005).
10.25.5	Amendment No. 6, dated May 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2005).
10.25.6	Amendment No. 7, dated June 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 15, 2005).
10.25.7	Amendment No. 8, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 26, 2005).
10.25.8	Amendment No. 9, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 26, 2005).

Exhibit
Number	Description

10.25.9	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10.25.10	Amendment No. 10, dated February 27, 2006, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523).
10.26	Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).
10.26.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005.)
10.27	Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).
10.27.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period June 30, 2005 through December 31, 2005 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10.27.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10.28	Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporate by reference to our Quarterly Report filed on Form 10-Q, filed on November 4, 2005).
10.29	Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10.29.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2007.
10.30	Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10.30.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10.31	Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006.
10.31.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006.

Exhibit
Number	Description

10.32.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K, filed on March 1, 2006).
10.32.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K, filed on March 1, 2006).
10.32.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K, filed on March 1, 2006).
10.32.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K, filed on March 1, 2006).
10.32.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K, filed on March 1, 2006).
10.32.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K, filed on March 1, 2006).
10.32.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
10.32.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to Exhibit 10.32.9 to our Annual Report on Form 10-K, filed on March 1, 2006).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 9, 2006.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 9, 2006.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 9, 2006.