Form 10-Q
period 2006-06-30
AMERIGROUP CORP
filed 2006-08-04
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

As of July 31, 2006, there were 52,009,393 shares outstanding of AMERIGROUP’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

PART I. Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$241,338	$272,169
Short-term investments	250,919	130,054
Premium receivables	56,190	76,142
Deferred income taxes	16,935	11,972
Prepaid expenses, provider receivables and other	42,015	37,792

Total current assets	607,397	528,129
Long-term investments	196,881	184,883
Investments on deposit for licensure	65,858	56,657
Property and equipment, net	39,515	36,967
Software, net	26,867	24,697
Other long-term assets	7,008	7,140
Goodwill and other intangible assets, net	252,456	255,115

Total assets	$1,195,982	$1,093,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$322,980	$348,679
Accounts payable	3,836	7,243
Unearned revenue	70,826	32,598
Accrued payroll and related liabilities	25,155	17,978
Accrued expenses and other	53,168	26,730
Current portion of capital lease obligations	1,126	1,642

Total current liabilities	477,091	434,870
Capital lease obligations less current portion	791	1,175
Deferred income taxes	8,638	10,273
Other long-term liabilities	5,503	5,716

Total liabilities	492,023	452,034

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 51,971,808 and 51,567,340 at June 30, 2006 and December 31, 2005, respectively	520	516
Additional paid-in capital	381,448	371,744
Retained earnings	321,991	269,294

Total stockholders’ equity	703,959	641,554

Total liabilities and stockholders’ equity	$1,195,982	$1,093,588

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Premium	$633,340	$560,731	$1,299,498	$1,114,619
Investment income and other	9,102	3,991	16,820	7,615

Total revenues	642,442	564,722	1,316,318	1,122,234

Expenses:
Health benefits	527,945	463,071	1,053,411	917,475
Selling, general and administrative	83,514	57,745	162,738	119,786
Depreciation and amortization	6,429	6,661	13,181	13,752
Interest	124	160	240	320

Total expenses	618,012	527,637	1,229,570	1,051,333

Income before income taxes	24,430	37,085	86,748	70,901
Income tax expense	9,150	14,537	34,190	27,910

Net income	$15,280	$22,548	$52,558	$42,991

Net income per share:
Basic net income per share	$0.30	$0.44	$1.02	$0.84

Weighted average number of common shares outstanding	51,777,410	51,236,478	51,684,614	50,988,244

Diluted net income per share	$0.29	$0.43	$1.00	$0.81

Weighted average number of common shares and dilutive potential common shares outstanding	52,995,812	53,053,949	52,796,787	53,006,836

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements Of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$52,558	$42,991
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,181	13,752
Gain on disposal of property, equipment and software	(101)	—
Deferred tax (benefit) expense	(6,598)	2,334
Compensation expense related to share-based payments	4,144	—
Tax benefit related to exercise of stock options	—	7,405
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	19,952	(20,468)
Prepaid expenses, provider receivables and other current assets	3,640	(1,406)
Other assets	(122)	(3,815)
Claims payable	(25,699)	(7,530)
Accounts payable, accrued expenses and other current liabilities, net	22,345	(19,285)
Unearned revenue	38,228	(27,422)
Other long-term liabilities	(213)	(742)

Net cash provided by (used in) operating activities	121,315	(14,186)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	760,751	811,475
Purchase of available-for-sale securities	(807,376)	(712,661)
Proceeds from redemption of held-to-maturity securities	185,338	65,100
Purchase of held-to-maturity securities	(271,437)	(69,323)
Purchase of property, equipment and software	(14,885)	(11,301)
Proceeds from redemption of investments on deposit for licensure	33,365	17,231
Purchase of investments on deposit for licensure	(42,566)	(25,869)
Stock acquisition, net of cash acquired	—	(103,645)

Net cash used in investing activities	(156,810)	(28,993)

Cash flows from financing activities:
Net increase in bank overdrafts	—	593
Payment of capital lease obligations	(900)	(1,853)
Payment of debt issuance costs	—	(1,626)
Proceeds from exercise of common stock options and employee stock purchases	4,187	8,324
Tax benefit related to exercise of stock options	1,377	—

Net cash provided by financing activities	4,664	5,438

Net decrease in cash and cash equivalents	(30,831)	(37,741)
Cash and cash equivalents at beginning of period	272,169	227,130

Cash and cash equivalents at end of period	$241,338	$189,389

Supplemental disclosures of cash flow information:
Cash paid for interest	$191	$364

Cash paid for income taxes	$21,048	$21,909

On January 1, 2005, we completed our acquisition of CarePlus, LLC, which operates as CarePlus Health Plan (CarePlus). The following summarizes cash paid for this acquisition through June 30, 2006:

Assets acquired, including cash of $27,755	$172,378
Liabilities assumed	36,978

Net assets acquired	$135,400

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1. The accompanying Condensed Consolidated Financial Statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 of AMERIGROUP Corporation and subsidiaries (the Company), are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2006 and operating results for the interim periods. The December 31, 2005 balance sheet information was derived from the audited consolidated financial statements as of that date.

The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2006. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic net income per share:
Net income	$15,280	$22,548	$52,558	$42,991

Weighted average number of common shares outstanding	51,777,410	51,236,478	51,684,614	50,988,244

Basic net income per share	$0.30	$0.44	$1.02	$0.84

Diluted net income per share:
Net income	$15,280	$22,548	$52,558	$42,991

Weighted average number of common shares outstanding	51,777,410	51,236,478	51,684,614	50,988,244
Common stock equivalents (as determined by applying the treasury stock method)	1,218,402	1,817,471	1,112,173	2,018,592

Weighted average number of common shares and dilutive potential common shares outstanding	52,995,812	53,053,949	52,796,787	53,006,836

Diluted net income per share	$0.29	$0.43	$1.00	$0.81

Potential common stock equivalents representing 1,505,026 and 1,637,737 shares with a weighted-average exercise price of $40.69 and $41.32 for both the three and six months ended June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

3. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS No. 123(R)), Shared-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25), Statement of Financial Accounting Standards No. 148, Accounting for

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Stock-Based Compensation and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS No. 123(R) establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased, or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. The Company’s results for the three and six months ended June 30, 2006 include $2,120 and $4,129, respectively, of selling, general and administrative expenses related to the adoption of SFAS No. 123(R). Net earnings for the three and six months ended June 30, 2006 were reduced by $1,446 or $0.03 per basic and diluted share and $2,839 or $0.05 per basic and diluted share, respectively. Additionally, upon adoption of SFAS No. 123(R), excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $1,377 for the six months ended June 30, 2006.

For the three and six months ended June 30, 2005, the Company accounted for stock based compensation plans under APB Opinion No. 25. Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net income:
Reported net income	$22,548	$42,991
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,373	6,147

Proforma net income	$19,175	$36,844

Basic net income per share:
Reported basic net income per share	$0.44	$0.84
Proforma basic net income per share	0.37	0.72
Diluted net income per share:
Reported diluted net income per share	$0.43	$0.81
Proforma diluted net income per share	0.36	0.70

On August 10, 2005, the Compensation Committee of the Company (the Compensation Committee) approved the immediate and full acceleration of vesting of approximately 909,000 “out-of-the-money” stock options awarded on February 9, 2005 to employees, including its executive officers, under the Company’s annual bonus program pursuant to its 2003 Equity Incentive Plan (the Grant). No other option grants were affected. Each stock option issued as a part of the Grant has an exercise price which is greater than the closing price per share on the date of the Compensation Committee’s action. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its Condensed Consolidated Income Statements, as a result of the adoption of SFAS No. 123(R). The pre-tax charge avoided totals approximately $8,900, which would have been recognized over the years 2006 and 2007. This amount has been reflected in the proforma disclosures of the 2005 consolidated year-end financial statements. Because the options that were

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

accelerated had a per share exercise price in excess of the market value of a share of the Company’s common stock on the date of acceleration, the Compensation Committee determined that the expense savings outweighed the objective of employee retention.

In May 2005, our shareholders adopted and approved our 2005 Equity Incentive Plan (2005 Plan), which provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, stock bonuses and other stock-based awards to employees and directors. We reserved for issuance a maximum of 3,750,000 shares of common stock under the 2005 Plan. In addition, shares remaining available for issuance under our 2003 Stock Plan (described below), our 2000 Stock Plan (described below) and our 1994 Stock Plan (described below) will be available for issuance under the 2005 Plan. Under all plans, an option’s maximum term is ten years. As of June 30, 2006, we had a total of 3,444,231 shares available for issuance under our 2005 Plan.

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

Stock option activity during the six months ended June 30, 2006 was as follows:

				Weighted-Average
		Weighted-		Remaining
		Average	Aggregate	Contractual Term
	Shares	Exercise Price	Intrinsic Value	(Years)

Outstanding at December 31, 2005	5,267,077	$23.67
Granted	750,526	22.58
Exercised	(351,508)	9.42
Expired	(249,879)	36.79
Forfeited	(223,710)	31.27

Outstanding at June 30, 2006	5,192,506	$23.53	$55,466	7.10

Exercisable as of June 30, 2006	4,091,447	$23.75	$45,149	7.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Expected volatility	44.76 - 45.28%	29.42%	44.76 - 45.32%	26.96 - 29.42%
Weighted-average stock price volatility	45.00%	29.42%	45.20%	27.40%
Expected option life	4 - 4.75 years	6.01 years	2.4 - 5.56 years	6.01 - 6.20 years
Risk-free interest rate	4.82 - 5.00%	3.76%	4.52 - 5.00%	3.76 - 4.26%
Dividend yield	None	None	None	None

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

For the three and six months ended June 30, 2006, assumptions used in estimating the fair value at date of grant were based on the following:

i.	the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107;

ii.	expected volatility is based on historical volatility levels; and

iii.	the risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

For the three and six months ended June 30, 2005, the Company used a projected life for each award granted based on weighted-average historical experience of employees’ exercise behavior. All other assumptions were the same as those used for the three and six months ended June 30, 2006.

The weighted-average fair value of options granted during the three and six months ended June 30, 2006 was $10.37 and $9.99, respectively. The weighted-average fair value of options granted during the three and six months ended June 30, 2005 was $14.08 and $15.00, respectively. The following table provides information related to options exercised during the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005

Cash received upon exercise of options	$4,187	$8,324
Related tax benefit realized	1,377	7,405

Total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $5,106 and $5,769, respectively. Total intrinsic value of options exercised during the three and six months ended June 30, 2005 was $4,000 and $22,818, respectively.

Non-vested restricted stock for the six months ended June 30, 2006 is summarized below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested balance at December 31, 2005	—	$—
Granted	220,350	22.67
Vested	—	—
Expired	—	—
Forfeited	(6,109)	21.39

Non-vested balance at June 30, 2006	214,241	$22.71

Non-vested restricted stock includes grants with both service and performance condition based vesting. Service based awards vest annually over a period of four years contingent only on the employees’ continued employment. Performance based shares contingently vest over a period of four years from the date of grant based upon the extent of achievement of certain operating goals relating to the Company’s earnings per share, with up to 25% vesting on the first anniversary of the grant date and up to an additional 25% vesting on each of the second, third and fourth anniversaries of the grant date. The shares in each of the respective four tranches vest in full if earnings per share for each of the calendar years 2006 through 2009 equals or exceeds 115% of earnings per share for the preceding calendar year, as adjusted for any changes in measurement methods; provided that 50% of each tranche will vest if earnings per share for the year is between 113.50% and 114.24% (inclusive) of adjusted earnings per share for the preceding year, and 75% of each tranche will vest if earnings per share for the year is between

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

114.25% and 114.99% (inclusive) of adjusted earnings per share for the preceding year. Performance based awards represent 49,600 of outstanding non-vested restricted stock awards.

As of June 30, 2006, there was $13,951 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005, 2003, 2000 and 1994 Plans, which is expected to be recognized over a weighted-average period of 2.5 years.

4. Effective January 1, 2005, we completed our stock acquisition of CarePlus, LLC (CarePlus), in New York City, New York for $126,781 in cash, including acquisition costs, pursuant to the terms of the merger agreement entered into on October 26, 2004. On June 17, 2005, in accordance with the terms of the merger agreement, additional consideration was paid in the amount of $4,619 for meeting agreed upon revenue targets for the month ended December 31, 2004. On December 8, 2005, in accordance with the terms of the merger agreement, additional consideration was paid in the amount of $4,000 upon the approval from and execution of a contract with the State of New York to conduct a long-term care business in that state and enrollment of long-term care membership in December 2005. Both payments were accounted for as additional costs of the acquisition. In accordance with the terms of the merger agreement, additional consideration of up to $10,000 may be paid contingent upon the achievement of an earnings threshold by CarePlus during the twelve months ended December 31, 2005. The Company has provided its calculation of this earnings threshold to the sellers’ agent. The sellers’ agent is reviewing the calculation and has requested additional information. If as a result of further evaluation an additional payment becomes due, it will be accounted for as an additional cost of the acquisition. Beginning January 1, 2005, the results of operations of CarePlus have been included in the accompanying Condensed Consolidated Financial Statements.

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

	$13,980

5. During the six months ended June 30, 2006, we reversed approximately $6,300 of unearned revenue related to potential premium recoupments established during the year ended December 31, 2005 as a result of enrollment eligibility issues in the States of Florida and Texas. Net of the related tax effect, net income increased approximately $3,800, or $0.07 per diluted share for the six months ended June 30, 2006, as a result of the favorable resolution of these issues.

During the six months ended June 30, 2005, we reversed a previously recorded potential premium recoupment in Maryland resulting in approximately $6,100 of additional premium revenue in the six months ended June 30, 2005. Net of the related tax effect, net income increased approximately $3,700, or $0.07 per diluted share, for the six months ended June 30, 2005, as a result of this reversal.

6. During the six months ended June 30, 2006, we decreased our actuarial estimates for health benefits expenses by approximately $34,500 using actuarial analysis based upon the additional claims paid during the first quarter. Net of the related tax effect, net income increased approximately $20,900, or $0.40 per diluted share, for the six months ended June 30, 2006, as a result of this decrease in claims estimates.

During the three months ended June 30, 2005, we increased our actuarial best estimate for health benefits expenses by approximately $13,000, for adverse prior period developments, primarily driven by increased influenza-like illness in several markets, increased NICU and pregnancy costs in our Fort Worth market due to the exit of our only competitor in late 2004, and elevated health benefits costs in New Jersey and Florida. Net of the related tax effect, net income decreased approximately $7,900, or $0.15 per diluted share, for the three months ended June 30, 2005, as a result of these adverse prior period developments. Of the adverse prior period developments, approximately $8,000 related to the first quarter of 2005 and approximately $5,000 related to the second half of 2004. Net of the related tax effect, net income decreased approximately $3,000, or $0.06 per diluted share, for the six months ended June 30, 2005 as a result of the adverse prior period development related to the second half of 2004.

In consultation with our actuaries, we also reduced the factor for claims uncertainty included in claims payable during the second quarter of 2005 by approximately $8,000, due to stabilized claims payment patterns as well as our increased company size and maturity of certain markets and products which improved predictability. Net of the related tax effect, net income increased approximately $4,900, or $0.09 per diluted share for the three and six months ended June 30, 2005, as a result of this change in estimate.

7. During the three months ended June 30, 2005, we reversed the accrual for earnings-based incentive compensation plans which decreased selling, general and administrative expenses by approximately $3,300 as the Company was not projected to meet the previously established financial targets necessary for payment of these plans. Net of the related tax effect, net income increased approximately $2,000, or $0.04 per diluted share for the three months ended June 30, 2005, as a result of this reversal.

8. On May 10, 2005, we entered into an amendment to our existing Amended and Restated Credit Agreement (as amended and restated, the Credit Agreement) which, among other things, provides for an increase in the commitments under our Credit Agreement to $150,000 and terminates May 10, 2010. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50,000. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP Corporation and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on the leverage ratio. During the three months ended June 30, 2006, the Company obtained a letter of credit through the Credit Agreement for $217 in connection with standard requirements of a lease for office space for its New York subsidiary, CarePlus. As of June 30, 2006, there were no borrowings outstanding under our $150,000 Credit Agreement.

Pursuant to the Credit Agreement, we must meet certain financial covenants. These financial covenants include meeting certain financial ratios and limits on capital expenditures and repurchases of our outstanding common stock.

9.	Contingencies

a.  Medicare Parts A & B

Six months into our participation as a Special Needs Plan (SNP) in the Houston, Texas market, we are receiving fewer medical claims than we would have expected. As of June 30, 2006, we have paid $14,600 of physician and hospital claims for services rendered to our members for Medicare Parts A & B benefits or 36% of the $40,500 in estimated incurred expense. A liability for incurred but not reported claims of $25,900, representing the difference between the estimated incurred expense and the amount paid, is recorded as a liability in the Condensed Consolidated Financial Statements at June 30, 2006. Due to the uniqueness of this new program, there are a variety of factors that could contribute to this lower volume of claims. Such factors may include, among other things: claims sent in error to other payors, confusion on behalf of providers as to the appropriate payor for the members, retroactive enrollment changes, variability in our enrollment since inception, difficulty adjudicating claims due to new or different medical benefits, complexities associated with a new product causing confusion among the members and providers, and changes in the severity of illness of our members. All of these factors could cause a delay in the receipt of claims for services provided to our SNP members, necessitate re-adjudication of claims or result in a retroactive premium adjustment. We are continuing to evaluate the potential impact of these various factors.

We estimate that our liability related to incurred but not reported Medicare Parts A & B fee-for-service claims to be in the range of approximately $10,000 to $32,000. As discussed above , we have recorded a liability of $25,900 in the Condensed Consolidated Financial Statements which represents our best estimate at June 30, 2006. In determining our best estimate, our actuaries relied upon their original medical cost estimates (based on data provided by the Centers for Medicare and Medicaid Services (CMS), and blended in the emerging medical claims experience using a credibility model. In doing so, less credibility or reliance was placed on the paid claim data and more reliance was placed on our original medical cost estimates. We will continue to monitor our claims payment experience and if we continue to see a reduced volume of paid claims relating to the first half of 2006, the actuarial estimates of incurred claims may be reduced, resulting in a favorable prior period development in future quarters. Alternatively, if because of one or more of the factors stated above or for other reasons, we find that additional claims payments more closely approximate or exceed our original estimate, then our actuarial estimate of incurred claims may be increased. We can give no assurance that any prior period development related to this issue in any future periods will be favorable, nor can we make any assurance that any unfavorable prior period development will not have a material adverse effect on our results of operations and cash flows.

b.  Medicare Part D

On January 1, 2006, the Company also began offering, along with Medicare Parts A & B benefits, Medicare Part D prescription drug insurance coverage under its contract with CMS as a SNP in the Houston, Texas market,

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

through its subsidiary AMERIGROUP Texas, Inc. Under the Medicare Part D program, there are separate elements of payment received by the Company during the plan year. These payment elements are as follows:

•	Direct Premium Subsidy — CMS pays a fixed monthly premium per member to the Company for the entire plan year.

•	Low-Income Premium Subsidy — For qualifying low-income members, CMS pays some portion or all of the member’s monthly premiums to the Company on the member’s behalf.

•	Catastrophic Reinsurance Subsidy — CMS pays the Company a cost reimbursement estimate monthly to fund the CMS obligation to pay approximately 80% of the costs incurred by individual members in excess of the individual annual out-of-pocket maximum. A settlement is made based on actual cost experience subsequent to the end of the plan year.

•	Low-Income Member Cost Sharing Subsidy — For qualifying low-income members, CMS pays on the member’s behalf some or all of a member’s cost sharing amounts, such as deductibles and coinsurance. The cost sharing subsidy is funded by CMS through monthly payments to the Company. The Company administers and pays the subsidized portion of the claims on behalf of CMS. A settlement payment is made between CMS and the Company based on actual claims experience, subsequent to the end of the plan year.

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidies represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits, with the related liability recorded in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

The Direct Premium Subsidy and the Low-Income Premium Subsidy represent payments for the Company’s insurance risk coverage under the Medicare Part D program and, therefore, are recorded as premium revenues in the Condensed Consolidated Income Statements. Premium revenues are recognized ratably over the period in which eligible individuals are entitled to receive prescription drug benefits. We record premium payments received in advance of the applicable service period as unearned revenue. Pharmacy benefit costs and administrative costs under the contract are expensed as incurred and are recognized in medical costs and operating costs, respectively, in the Condensed Consolidated Income Statements.

The Company’s contract with CMS includes a risk sharing provision. The risk sharing provision takes effect if actual pharmacy benefit costs are more than 2.5 percentage points above or below expected cost levels as submitted by the Company in its initial contract application. We have calculated an estimate of the risk share and accordingly, as of and for the six months ended June 30, 2006, we recorded a risk share liability to CMS in other current liabilities in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Income Statements. The recorded liability represents the estimated amount payable by the Company to CMS under the risk share contract provision if the program was terminated at June 30, 2006 based on estimated costs incurred through that date. The final risk share amounts due to or from CMS, if any, will be determined approximately six months after the contract year-end.

c.  Litigation

Tyson

In 2002, Cleveland A. Tyson, a former employee of our Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. It alleges that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program. Mr. Tyson’s first amended complaint was unsealed and served on AMERIGROUP Illinois, Inc., in June 2003. Therein, Mr. Tyson alleges that AMERIGROUP Illinois, Inc. maintained a scheme to discourage or avoid the enrollment into the health plan of

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

pregnant women and other recipients with special needs. In his suit, Mr. Tyson seeks statutory penalties and an unspecified amount of damages, which would be trebled under the False Claims Act. The statutory penalties allowable under the False Claims Act range between $5.5 and $11 per false claim. The statutory penalties allowable under the Illinois Whistleblower Rewards and Protection Act, 740 ILC 175/3, range between $5 and $10 per false claim.

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

Fact discovery ended on March 31, 2006. Expert discovery is ongoing and is scheduled to conclude on August 17, 2006. Plaintiffs and Defendants have filed respective motions for summary judgment. Defendants’ motion asks the Court to dismiss, with prejudice, all claims against AMERIGROUP Illinois, Inc. and AMERIGROUP Corporation. The Court has set a briefing schedule under which all summary judgment briefs shall be filed by August 18, 2006. The Court has set a trial date of October 4, 2006.

Plaintiffs have proposed a number of damage theories under which alleged damages range, after trebling, from $24,300 to $235,200; however, it is unclear which, if any, of these theories will be relied upon by Plaintiffs’ damage experts at trial. In addition, Plaintiffs appear to claim that AMERIGROUP Illinois, Inc. submitted between 18,130 and 24,826 false claims to the State of Illinois. Under the Plaintiffs’ theory, the potential penalties, if any, range from $540 to $521,300. AMERIGROUP Illinois, Inc. and AMERIGROUP Corporation neither agree that they have made (or caused to be made) any false claims to the State of Illinois or the federal government, nor that Plaintiffs have used an appropriate method of estimating the number of alleged false claims. An adverse result would require the payment of the Plaintiffs’ attorney’s fees and subject AMERIGROUP Illinois, Inc. and possibly AMERIGROUP Corporation to the possibility of suspension or debarment from doing business with the federal and state governments.

The damage experts retained by AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. for this litigation have not reached a final conclusion as to estimates of potential damages, if any. They do, however, contend that the damage estimates put forward by Plaintiffs’ experts are methodologically deficient and cannot be relied upon to give any accurate measure of damages. Although it is possible that the outcome of this case will not be favorable to us, because expert discovery is ongoing we cannot with any certainty give a reasonable estimate of any potential damages. Accordingly, we have not recorded any liability at June 30, 2006. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

Class Action Complaints

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

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Toth. The ISBI alleges that Defendants issued a series of materially false and misleading statements concerning our financial statements, business and prospects. Among other things, the CAC seeks compensatory damages and attorneys’ fees and costs. On March 27, 2006, the Defendants filed a joint motion to dismiss the CAC.

On July 20, 2006, the Court issued its Order denying the Defendant’s Motion to Dismiss, lifted the stay of discovery and ordered ISBI to file a more definite statement of their claims by July 21, 2006. In addition, the Court ordered that discovery be completed by October 1, 2006 and that the Defendants file their motions for summary judgment at such time as to allow them to be ready for consideration by the Court no later than October 10, 2006.

Although we intend to vigorously contest these allegations, there can be no assurance that the ultimate outcome of this litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

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

A copy of the letter was forwarded to the Board of Directors for their review and action. The Board has retained independent counsel to review this matter. There can be no assurance that the purported shareholder will not further pursue his allegations or that any pursuit of any such allegations would not have a material adverse effect on the Company.

d.  Other Matters

Florida Behavioral Health Care

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

We intend to continue to pursue a resolution of this matter with AHCA and failing that through an administrative or other appeal process. In the event we are unable to resolve this issue in a satisfactory manner

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

and we are required to make a refund of premium to AHCA in accordance with AHCA’s current definition, we estimate the liability due to ACHA to range from zero to $13,000 for the period from January 1, 2004 through June 30, 2006. We have recorded our best estimate of what we believe to be the most likely outcome of this issue in the accompanying Condensed Consolidated Financial Statements as of June 30, 2006.

Experience Rebate Calculation

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

10. On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is in the process of evaluating the expected effect of FIN 48 and is currently unable to determine the impact, if any, that FIN 48 may have on its results of operations, financial position and cash flows.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	national, state and local economic conditions, including their effect on the rate increase process, timing of payments, and the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations and their effect on certain of our unit costs and our ability to manage our medical costs;

•	changes in Medicaid and Medicare payment levels and methodologies and the application of such methodologies by the Federal and state governments;

•	liabilities and other claims asserted against us;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels;

•	demographic changes;

•	increased use of services, increased cost of individual services, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of healthcare use;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	catastrophes including acts of terrorism, or severe weather; and

•	the unfavorable resolution of pending litigation.

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (SEC) on March 1, 2006, for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

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

Summary highlights of our second quarter of 2006 results include:

•	Successful launch into Atlanta, Georgia serving 90,000 members as of June 30, 2006;

•	Organic premium revenue increase of 12.9 percent compared with the second quarter of 2005;

•	Health benefits ratio of 83.4 percent of premium revenues;

•	Unregulated cash and investments of $197.7 million which reflects an increase of 5.3 percent from March 31, 2006; and

•	Cash flow from operations of $121.3 million for the six months ended June 30, 2006.

During the second quarter ended June 30, 2006, we increased our total revenues by 13.8% over the same period in 2005. Total membership increased 106,000, or 9.9%, to 1,176,000 as of June 30, 2006, from 1,070,000 as of June 30, 2005. Our revenue growth was due to organic growth from membership in new markets and products and premium rate increases after June 30, 2005 to date. During the six months ended June 30, 2006, premium revenues were positively affected by the reversal of $6.3 million of potential premium recoupments as a result of the favorable resolution of identified enrollment issues by the States of Florida and Texas. During the six months ended June 30, 2005, premium revenues were positively affected by the reversal of $6.1 million in potential premium recoupment in the State of Maryland.

As of June 30, 2006, approximately 43% of our current membership has resulted from ten acquisitions. We continue to focus on growth opportunities in new markets and new products that we believe meet our return metrics. We continue to believe acquisitions will be an important part of our long-term growth strategy.

The following table reconciles the reported Health Benefits Ratio (HBR) to recast HBR, which reflect the impact of the net out of period amounts including adjustments made from the first quarter of 2005 through the first quarter of 2006, relating to premium revenues and health benefits expenses for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005

Reported premium revenues	$1,299,498	$1,114,619
Reported health benefits expenses	$1,053,411	$917,475
Reported HBR	81.1%	82.3%
Reported premium revenues	$1,299,498	$1,114,619
Less: Prior period premium revenues recorded	(6,300)	(6,100)

Recast premium revenues	$1,293,198	$1,108,519

Reported health benefits expenses	$1,053,411	$917,475
Plus: Prior period health benefits expenses developments, net	34,500	8,500

Recast health benefits expenses	$1,087,911	$925,975

Recast HBR	84.1%	83.5%

The increase in the recast HBR for the six months ended June 30, 2006 over the six months ended June 30, 2005 is primarily a result of new products and markets and a benefit from a risk-sharing arrangement with one of our contracted providers in 2005 not recurring in 2006. For the three months ended June 30, 2006, HBR increased to 83.4% from 82.6% for the three months ended June 30, 2005. The increase in HBR is primarily a result of new markets and the lack of a benefit from a risk-sharing arrangement with one of our contracted providers in 2006.

Selling, general and administrative expenses (SG&A) were 13.0% of total revenues for the three months ended June 30, 2006 compared to 10.2% in the same period of the prior year. For the six months ended June 30, 2006, our SG&A ratio was 12.4% compared to 10.7% in the same period of the prior year. Our SG&A expenses increased for both periods primarily due to increases in salaries and benefits including the impact of the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), and operational and technology related initiatives and premium taxes. Additionally, our SG&A expenses increased for the six months ended June 30, 2006, as a result of legal fees related to litigation in the period.

Cash and investments totaled $755.0 million at June 30, 2006. A significant portion of this cash is regulated by state capital requirements. However, $197.7 million of our cash and investments was unregulated and held at the parent level.

New Products and Markets

Tennessee

On July 26, 2006, AMERIGROUP Tennessee, Inc. was chosen to offer healthcare coverage to approximately 170,000 Medicaid members in the State of Tennessee, Middle region. A contract with the State of Tennessee is expected to be finalized in August 2006. AMERIGROUP Tennessee, Inc. expects to begin enrolling members in mid-2007 provided a contract is finalized.

SNP

Effective January 1, 2006, AMERIGROUP Texas, Inc. began operations as a Special Needs Plan (SNP) to offer Medicare benefits to dual-eligibles that live in and around Harris County, Texas. AMERIGROUP Texas, Inc. already served these members through the Texas Medicaid STAR+PLUS program and offers them Medicare Parts A & B benefits and the Part D drug benefit under this new contract. As of June 30, 2006, we served approximately 6,000 members under this program. Our participation in the Medicare Parts A & B and Part D programs is based upon claim assumptions regarding enrollment, utilization, pharmaceutical costs and other factors. In the event any of these assumptions are materially incorrect either as a result of unforeseen changes to Medicare Parts A & B and Part D or otherwise, our results could be materially affected.

Virginia

AMERIGROUP Virginia, Inc. signed a contract with the Commonwealth of Virginia on July 15, 2005, and began enrollment of members in September 2005.

Ohio

AMERIGROUP Ohio, Inc. received an HMO license in the State of Ohio in July 2005 and signed a contract with the State of Ohio on July 25, 2005, and began enrollment of members in September 2005. On March 17, 2006, AMERIGROUP Ohio, Inc. was awarded the regions of Dayton and Cincinnati for expansion with implementation anticipated in the second half of 2006.

Georgia

As a result of a competitive bidding process, our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. (d/b/a AMERIGROUP Georgia), was chosen in July 2005 to offer healthcare coverage to low-income residents in four of six regions in the State of Georgia. Georgia represents our entry into a tenth state. AMERIGROUP Georgia has two competitors in the Atlanta Region and will have one competitor in each of the other regions. The total eligible members in all four regions are approximately 775,000, with 463,000 in the Atlanta Region.

We began serving approximately 90,000 members in the Atlanta Region effective June 1, 2006. The East, North and Southeast regions are scheduled to be effective on September 1, 2006, based on the most recent communication from the State.

Since we have a limited claims payment history for Georgia, we estimate health benefits expenses at underwritten levels as long as actual experience is less than these levels. When historical claims payments reach appropriate levels, we will incorporate them into our estimating process.

Significant Market Updates

On July 2, 2004, the State of Texas released a Request for Proposal (RFP) to re-procure its current Medicaid managed care programs, as well as to expand the current programs. In July 2005, the State announced the results of this competitive bidding process as it relates to the TANF (STAR) and SCHIP populations. AMERIGROUP’s wholly-owned subsidiary, AMERIGROUP Texas, Inc. was awarded STAR and SCHIP, or TexCare, contracts in its current service areas of Houston, Dallas and Fort Worth and contracts in two new service areas of Corpus Christi and El Paso. AMERIGROUP Texas, Inc. was also granted a STAR contract for the Austin service area. AMERIGROUP Texas, Inc. will have one or more competitors in each of its new and current service areas for the STAR and TexCare programs. The combined eligibles for these expanded products and markets are approximately 1,100,000 as compared to the previously existing eligible population of 735,000. In September 2005, the Company notified the State of Texas that it had declined the contract award in El Paso. This decision was reached after the State of Texas announced the results of the bid, which included re-awarding contracts to the two existing managed care providers that currently serve approximately 73% of the eligibles in this market. This competitive environment would significantly limit market expansion opportunities. Implementation of the remaining contracts is expected to be in September 2006. These awards do not include the expansion of the STAR+PLUS program. The State announced expansion of STAR+PLUS into four urban areas under a modified structure which will exclude risk on hospitalization costs to protect the upper payment limit. In Spring 2006, the State announced the plan for expansion and awarded AMERIGROUP Texas, Inc. the Harris expansion, Austin, and San Antonio regions in addition to our current Houston market with an anticipated implementation date in early 2007.

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

In addition, under the risk-sharing arrangement with CCHCN that terminated as of August 31, 2005, the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We believe that CCHCN owes us substantial payments for the 2004 and 2005 contract years, which we estimate are approximately $1.7 million and $9.9 million, respectively, as of June 30, 2006. The contract with CCHCN prescribes reconciliation procedures with respect to each contract period. As of this date, we are completing the reconciliation process with CCHCN with respect to the 2004 contract year. Per the contract, the settlement process for the 2005 contract year continues through September 1, 2006. If we are unable to agree on a settlement, our expenses attributable to these periods may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

In June 2006, AMERIGROUP Illinois, Inc. notified the Illinois Department of Healthcare and Family Services of its intent to allow its contract to terminate at the end of the current term on July 31, 2006. The termination of this contract is not expected to have a material impact on the financial position, results of operations or liquidity of the Company.

We continue to work with the Centers for Medicare and Medicaid Services (CMS) and the states on implementing the Deficit Reduction Act of 2005. CMS issued guidelines to the states on June 9, 2006, requiring proof of citizenship for all new enrollees and for re-enrollments. The regulations that came out in early July 2006 further exempt SSI recipients and certain other groups and permit use of school records for children, where appropriate. At this point, we do not anticipate any significant impact on membership as a result of this provision, as most of the states have been trying to make the requirements of this provision workable for members. Georgia and New York already required proof of citizenship and have not reported any enrollment issues. Texas is using electronic records to assist members and Virginia has retrained all of its enrollment officers to ensure a smooth transition. CMS is also planning a widespread outreach effort to help members understand the Deficit Reduction Act of 2005. However, we can give no assurances that these guidelines will not impact our membership adversely, thereby negatively impacting our financial position, results of operations and liquidity.

Contingencies

Medicare Parts A & B

Six months into our participation as a SNP in the Houston, Texas market, we are receiving fewer medical claims than we would have expected. As of June 30, 2006, we have paid $14.6 million of physician and hospital claims for services rendered to our members for Medicare Parts A & B benefits or 36% of the $40.5 million in estimated incurred expenses. A liability for incurred but not reported claims of $25.9 million, representing the difference between the estimated incurred expense and the amount paid, is recorded as a liability in the Condensed Consolidated Financial Statements at June 30, 2006. Due to the uniqueness of this new program, there are a variety of factors that could contribute to this lower volume of claims. Such factors may include, among other things: claims sent in error to other payors, confusion on behalf of providers as to the appropriate payor for the members, retroactive enrollment changes, variability in our enrollment since inception, difficulty adjudicating claims due to new or different medical benefits, complexities associated with a new product causing confusion among the members and providers, and changes in the severity of illness of our members. All of these factors could cause a delay in the receipt of claims for services provided to our SNP members, necessitate re-adjudication of claims or result in a retroactive premium adjustment. We are continuing to evaluate the potential impact of these various factors.

We estimate that our liability related to incurred but not reported Medicare Parts A & B fee-for-service claims to be in the range of approximately $10.0 million to $32.0 million. As discussed above, we have recorded a liability of $25.9 million in the Condensed Consolidated Financial Statements which represents our best estimate at June 30, 2006. In determining our best estimate, our actuaries relied upon their original medical cost estimates (based on data provided by CMS), and blended in the emerging medical claims experience using a credibility model. In doing so, less credibility or reliance was placed on the paid claim data and more reliance was placed on our original medical cost estimates. We will continue to monitor our claims payment experience and if we continue to see a reduced volume of paid claims relating to the first half of 2006, the actuarial estimates of incurred claims may be reduced, resulting in a favorable prior period development in future quarters. Alternatively, if because of one or more of the factors stated above or for other reasons, we find that additional claims payments more closely approximate or exceed our original estimate, then our actuarial estimate of incurred claims may be increased. We can give no assurance that any prior period development related to this issue in any future periods will be favorable, nor can we make any assurance that any unfavorable prior period development will not have a material adverse effect on our results of operations and cash flows.

Medicare Part D

The Company’s contract with CMS includes a risk sharing provision. The risk sharing provision takes effect if actual pharmacy benefit costs are more than 2.5 percentage points above or below expected cost levels as submitted by the Company in its initial contract application. We have calculated an estimate of the risk share and accordingly, as of and for the six months ended June 30, 2006, we recorded a risk share liability to CMS in other current liabilities in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Income Statements of $1.9 million. This represents the estimated amount payable by the Company to CMS under the risk share contract provision if the program was terminated at June 30, 2006 based on estimated costs incurred through that date. The final risk share amounts due to or from CMS, if any, will be determined approximately six months after the end of the contract year-end.

Florida Behavioral Health

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

We intend to continue to pursue a resolution of this matter with AHCA and failing that through an administrative or other appeal process. In the event we are unable to resolve this issue in a satisfactory manner and we are required to make a refund of premium to AHCA in accordance with AHCA’s current definition, we estimate the refund to AHCA to range from $0 million to $13.0 million for the period from January 1, 2004 through June 30, 2006. We have recorded our best estimate of what we believe is the likely outcome of this matter in the accompanying Condensed Consolidated Financial Statements as of June 30, 2006.

Experience Rebate Calculation

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

Membership

The following table sets forth the approximate number of our members we served in each state for the periods presented. Since we receive two premiums for a members that are in both the AMERIVANTAGE and AMERIPLUS product, these members have been counted twice in the State of Texas.

	June 30,
	2006	2005

Texas	380,000	401,000
Florida	204,000	218,000
Maryland	142,000	134,000
New York	129,000	125,000
New Jersey	105,000	109,000
Georgia	90,000	—
District of Columbia	41,000	41,000
Illinois(1)	37,000	42,000
Ohio	27,000	—
Virginia	21,000	—

Total	1,176,000	1,070,000

Percentage growth from June 30, 2005 to June 30, 2006	9.9%

(1)	In June 2006, AMERIGROUP Illinois, Inc. notified the Illinois Department of Healthcare and Family Services of its intent to allow its contract to terminate at the end of the current term on July 31, 2006.

The following table sets forth the approximate number of our members in each of our products for the periods presented. SNP members are counted in both the AMERIVANTAGE and AMERIPLUS products when we receive two premiums for those members.

	June 30,
Product	2006	2005

AMERICAID (Medicaid — TANF)	820,000	753,000
AMERIKIDS (SCHIP)	218,000	194,000
AMERIPLUS (Medicaid — SSI)	89,000	84,000
AMERIFAM (FamilyCare)	43,000	39,000
AMERIVANTANGE (SNP)	6,000	—

Total	1,176,000	1,070,000

As of June 30, 2006, we served 1,176,000 members, which reflects an increase of 106,000 members compared to June 30, 2005, all of which is organic. This growth is primarily the result of expansion into Georgia, Ohio and Virginia. The Texas market decrease of 21,000 members is directly related to interruptions in the State’s ability to process new Medicaid applications as a result of the State’s decision to outsource the eligibility process and the insertion of a fee-for-service option in our Fort Worth market to meet required competition regulations. Additionally, as a result of the State’s RFP, all of our Texas service areas for the STAR and TexCare programs will have one or more competitors. The Florida market decrease of 14,000 members is primarily the result of a decrease in the SCHIP program, Florida Healthy Kids. This decrease is a direct result of changes made by the State of Florida during 2004 in the eligibility re-determination process and the frequency of member enrollment, both of which have negatively impacted the statewide membership in the Florida Healthy Kids program. The Florida Legislature enacted legislation to address these problems in 2005 and 2006, The State of Florida is now in the process of implementing these enrollment changes.

On a sequential quarterly basis, membership increased by approximately 77,000 members primarily due to the commencement of operations in Georgia. This increase was offset by declines in Texas of 6,000 members, in

Florida of 2,000 members, and in New York of 5,000 members. Texas continues to be impacted by enrollment and eligibility processing difficulties. Florida experienced a marginal decrease in members statewide. As both states continue to work through their processing issues, the timing and impact of any corrections is uncertain and we can give no assurances that either the Florida legislative changes or the completion of the Texas eligibility outsourcing will have a positive impact on our membership growth. The decline of the New York membership is a result of more stringent guidelines relating to the eligibility re-determination process.

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Premium revenue	98.6%	99.3%	98.7%	99.3%
Investment income	1.4	0.7	1.3	0.7

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits(1)	83.4%	82.6%	81.1%	82.3%
Selling, general and administrative expenses	13.0%	10.2%	12.4%	10.7%
Income before income taxes	3.8%	6.6%	6.6%	6.3%
Net income	2.4%	4.0%	4.0%	3.8%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Six Month Periods Ended June 30, 2006 Compared to Three and Six Month Periods Ended June 30, 2005

Revenues

Premium revenue for the three months ended June 30, 2006 increased $72.6 million, or 12.9%, to $633.3 million from $560.7 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, premium revenue increased $184.9 million, or 16.6%, to $1,299.5 million from $1,114.6 million for the six months ended June 30, 2005. The increase for both periods was due to organic growth from membership in the new markets of Georgia, Ohio, and Virginia, and the new SNP product in Houston, as well as premium rate increases after June 30, 2005 to date. Our premium revenue for the six months ended June 30, 2006 reflects a $6.3 million reversal of potential premium recoupments related to enrollment errors by the State of Florida and eligibility issues in the State of Texas that have been resolved favorably. Additionally, the reversal of the estimated Maryland premium recoupment of $6.1 million previously recorded is reflected in the six months ended June 30, 2005. Total membership increased by 106,000, or 9.9%, to 1,176,000 as of June 30, 2006, from 1,070,000 as of June 30, 2005.

Investment income and other increased by $5.1 million to $9.1 million for the three months ended June 30, 2006 from $4.0 million for the three months ended June 30, 2005, and increased $9.2 million to $16.8 million for the six months ended June 30, 2006 from $7.6 million for the six months ended June 30, 2005. The increase in investment income and other was primarily due to higher interest rates and an increase in invested funds over the prior year.

Health benefits expenses

Expenses relating to health benefits for the three months ended June 30, 2006 increased $64.8 million, or 14.0%, to $527.9 million from $463.1 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, expense related to health benefits increased $135.9 million, or 14.8%, to $1,053.4 million from $917.5 million for the six months ended June 30, 2005. Our HBR was 83.4% for the three months ended June 30, 2006 versus 82.6% in the same period of the prior year. For the six months ended June 30, 2006, and 2005, our HBR was 81.1% and 82.3%, respectively. During the six months ended June 30, 2006, we decreased our actuarial estimates for health benefits expenses by approximately $34.5 million using actuarial analysis based upon the additional claims paid during the first quarter. Our recast HBR reflecting the impact of net out of period amounts relating to premium and health benefits expenses for the six months ended June 30, 2006 and 2005 was 84.1% and 83.5%, respectively. The increase in the recast HBR for the six months ended June 30, 2006 over the six months ended June 30, 2005 is primarily a result of new products and markets and a benefit from a risk-sharing arrangement with one of our contracted providers in 2005 not recurring in 2006. For the three months ended June 30, 2006, HBR increased to 83.4% from 82.6% for the three months ended June 30, 2005. The increase in HBR is primarily a result of new markets and the lack of a benefit from a risk-sharing arrangement with one of our contracted providers in 2006.

Selling, general and administrative expenses

Our SG&A to total revenues ratio was 13.0% and 10.2% for the three months ended June 30, 2006 and 2005, respectively, and 12.4% and 10.7% for the six months ended June 30, 2006 and 2005, respectively. SG&A for the three months ended June 30, 2006 increased $25.8 million, or 44.7%, to $83.5 million from $57.7 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, SG&A increased $42.9 million, or 35.8%, to $162.7 million from $119.8 million for the six months ended June 30, 2005.

Our SG&A to total revenues ratio increased 2.8% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to an increase in salary and benefits including the impact of the adoption of SFAS No. 123(R) and the accrual of expenses related to earnings-based compensation plans not provided for in the prior year. The increase is also related to costs associated with operational and technology initiatives and premium taxes. Additionally, the three months ended June 30, 2005 benefited from the reversal of earnings-based compensation accruals for the three months ended March 31, 2005.

Our SG&A to total revenues ratio increased 1.7% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to an increase in salary and benefits including the impact of the adoption of SFAS No. 123(R)and the accrual of expenses related to earnings-based compensation plans not provided for in the prior year. The increase is also related to costs associated with operational and technology initiatives, premium taxes, and legal and professional fees due to the Tyson lawsuit and the securities class actions.

Interest expense

Interest expense was $0.1 million and $0.2 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

Provision for income taxes

Income tax expense for the three months ended June 30, 2006 was $9.2 million with an effective tax rate of 37.5% compared to $14.5 million income tax expense with an effective tax rate of 39.2% for the three months ended June 30, 2005. This decrease is primarily due to an increase in the federal tax advantaged interest income. Income tax expense for the six months ended June 30, 2006 and 2005 was $34.2 million and $27.9 million, respectively, with an effective tax rate in both periods of 39.4%.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flows from operations and borrowings under our current Amended and Restated Credit Agreement (as amended and restated, the Credit Agreement). As of June 30, 2006, we had cash and cash equivalents of $241.3 million, short and long-term investments of $447.8 million and restricted investments on deposit for licensure of $65.9 million. A significant portion of this cash and investments is regulated by state capital requirements. Unregulated cash and investments as of June 30, 2006 were approximately $197.7 million.

On May 10, 2005, we entered into an amendment to our Credit Agreement, which, among other things, provides for commitments under our Credit Agreement of $150.0 million and terminates on May 10, 2010. The

Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on the leverage ratio. During the three months ended June 30, 2006, the Company obtained a letter of credit through the Credit Agreement for $217,000 in connection with standard requirements of a lease for office space for its New York subsidiary, CarePlus. As of June 30, 2006, there were no borrowings outstanding under our $150.0 million Credit Agreement.

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

Cash provided by operating activities was $121.3 million for the six months ended June 30, 2006 compared to cash used in operating activities of $14.2 million for the six months ended June 30, 2005. The increase in cash from operations of $135.5 million was primarily due to the following:

Increases in cash flows due to:

•	an increase in net income of $9.6 million;

•	an increase in the change in premium receivables of $40.4 million due to the acceleration of premium receipts from the State of New York that had historically been paid a month in arrears;

•	an increase in the change in prepaid expenses, provider receivables and other current assets of $5.0 million due to net decreases in prepaid taxes and insurance related to the timing of payments and amortization;

•	an increase in the change in accounts payable, accrued expenses and other current liabilities of $41.6 million primarily as a result of the timing of income tax payments, the reversal of the contingent liability in the Maryland market of $6.1 million in the prior year, and the net increase in the change in the earnings-based compensation liabilities of $15.8 million; and

•	an increase in the change in unearned revenue of $65.7 million due to the timing of premium receipts.

Offset by decreases in cash flows due to:

•	a decrease in the change in deferred taxes of $8.9 million primarily related to an increase in unearned revenue; and

•	a decrease in the change in claims payable of $18.2 million related to efforts to resolve outstanding claims issues and reducing ending inventory levels.

For the six months ended June 30, 2006, cash used in investing activities was $156.8 million compared to $29.0 million for the six months ended June 30, 2005. This increase results primarily from an increase in net investment purchases in excess of proceeds of $227.9 million offset by a decrease in cash outflows to fund acquisitions of $103.6 million. We currently anticipate total capital expenditures for 2006 of approximately $43.0 to $46.0 million related to the expansion of our operations center and technological infrastructure development.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of June 30, 2006, our investment portfolio consisted primarily of fixed-income securities. The weighted-average maturity is approximately six months. We utilize investment vehicles such as commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted-average taxable equivalent yield on consolidated investments as of June 30, 2006 was approximately 5.06%.

Cash provided by financing activities was $4.7 million for the six months ended June 30, 2006 compared to $5.4 million for the six months ended June 30, 2005. The decrease in cash provided by financing activities was primarily related to reduced proceeds from the exercise of stock options.

We believe that existing cash and investment balances, internally generated funds and available funds under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which are licensed to provide managed care benefits to Medicaid and Medicare beneficiaries (regulated entities). These regulated entities are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. We believe our subsidiaries are in compliance with all minimum statutory capital requirements as of June 30, 2006. We anticipate that the parent company will be required to fund minimum net worth shortfalls during the balance of 2006 using unregulated cash, cash equivalents and investments for operations in Georgia and Ohio. We believe, as a result, our subsidiaries will continue to be in compliance with all minimum statutory capital requirements.

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is in the process of evaluating the expected effect of FIN 48 and is currently unable to determine the impact, if any, that FIN 48 may have on its results of operations, financial position and cash flows.

On December 16, 2004, the FASB issued SFAS No. 123(R), Shared-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, SFAS No. 148, Accounting for Stock-Based Compensation and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. We adopted this standard, as required, in the first quarter of 2006 (See Note 3).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2006, we had short-term investments of $250.9 million, long-term investments of $196.9 million and investments on deposit for licensure of $65.9 million. These investments consist primarily of investments with maturities between three and thirty-six months. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would expect any decrease in the value of these investments resulting from any decrease in changes in market interest rates to be temporary. As of June 30, 2006, a hypothetical 1% change in interest rates would result in an approximate $5.1 million change in our annual investment income or $0.06 per diluted share, net of the related income tax effects.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting. During the second quarter of 2006, in connection with our evaluation of internal control over financial reporting in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

In 2002, Cleveland A. Tyson, a former employee of our Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. It alleges that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program. Mr. Tyson’s first amended complaint was unsealed and served on AMERIGROUP Illinois, Inc., in June 2003. Therein, Mr. Tyson alleges that AMERIGROUP Illinois, Inc. maintained a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs. In his suit, Mr. Tyson seeks statutory penalties and an unspecified amount of damages, which would be trebled under the False Claims Act. The statutory penalties allowable under the False Claims Act range between $5,500 and $11,000 per false claim. The statutory penalties allowable under the Illinois Whistleblower Rewards and Protection Act, 740 ILC 175/3, range between $5,000 and $10,000 per false claim.

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

Fact discovery ended on March 31, 2006. Expert discovery is ongoing and is scheduled to conclude on August 17, 2006. Plaintiffs and Defendants have filed respective motions for summary judgment. Defendants’ motion asks the Court to dismiss, with prejudice, all claims against AMERIGROUP Illinois, Inc. and AMERIGROUP Corporation. The Court has set a briefing schedule under which all summary judgment briefs shall be filed by August 18, 2006. The Court has set a trial date of October 4, 2006.

Plaintiffs have proposed a number of damage theories under which alleged damages range, after trebling, from $24.3 million to $235.2 million; however, it is unclear which, if any, of these theories will be relied upon by Plaintiffs’ damage experts at trial. In addition, Plaintiffs appear to claim that AMERIGROUP Illinois, Inc. submitted between 18,130 and 24,826 false claims to the State of Illinois. Under the Plaintiffs’ theory, the potential penalties, if any, range from $540 thousand to $521.3 million. AMERIGROUP Illinois, Inc. and AMERIGROUP Corporation neither agree that they have made (or caused to be made) any false claims to the State of Illinois or the federal government, nor that Plaintiffs have used an appropriate method of estimating the number of alleged false claims. An adverse result would require the payment of the Plaintiffs’ attorney’s fees and subject AMERIGROUP Illinois, Inc. and possibly AMERIGROUP Corporation to the possibility of suspension or debarment from doing business with the federal and state governments.

The damage experts retained by AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. for this litigation have not reached a final conclusion as to estimates of potential damages, if any. They do, however, contend that the damage estimates put forward by Plaintiffs’ experts are methodologically deficient and cannot be relied upon to give any accurate measure of damages. Although it is possible that the outcome of this case will not be favorable to us, because expert discovery is ongoing we cannot with any certainty give a reasonable estimate of any potential damages. Accordingly, we have not recorded any liability at June 30, 2006. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

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

On February 24, 2006, ISBI filed the CAC, which purports to allege claims on behalf of all persons or entities who purchased our common stock from February 16, 2005 through September 28, 2005. The CAC asserts claims for alleged violations of Sections 10(b), 20(a), 20(A) and Rule 10b-5 of the Securities Exchange Act of 1934 against defendants AMERIGROUP Corporation, Jeffrey L. McWaters, James G. Carlson, E. Paul Dunn, Jr. and Kathleen K. Toth. The ISBI alleges that Defendants issued a series of materially false and misleading statements concerning our financial statements, business and prospects. Among other things, the CAC seeks compensatory damages and attorneys’ fees and costs. On March 27, 2006, the Defendants filed a joint motion to dismiss the CAC.

On July 20, 2006, the Court issued its Order denying the Defendant’s Motion to Dismiss, lifted the stay of discovery and ordered ISBI to file a more definite statement of their claims by July 21, 2006. In addition, the Court ordered that discovery be completed by October 1, 2006 and that the Defendants file their motions for summary judgment at such time as to allow them to be ready for consideration by the Court no later than October 10, 2006.

Although we intend to vigorously contest these allegations, there can be no assurance that the ultimate outcome of this litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

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

A copy of the letter was forwarded to the Board of Directors for their review and action. The Board has retained independent counsel to review this matter. There can be no assurance that the purported shareholder will not further pursue his allegations or that any pursuit of any such allegations would not have a material adverse effect on the Company.

See our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 1, 2006, and our Quarterly Report for the period ended March 31, 2006 with the SEC on May 9, 2006.

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. For discussion of our potential risks our uncertainties, refer to Part I, Item 1.A., Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 1, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 10, 2006. At the meeting, William J. McBride and Thomas E. Capps were re-elected as directors. The vote with respect to each nominee is set forth below:

	Total Votes for	Total Votes Withheld
	Each Director	From Each Director

Mr. McBride	44,688,417	4,995,802
Mr. Capps	47,219,576	2,464,643

Additional directors of the Company whose term of office continued after the meeting are Richard D. Shirk, Jeffrey B. Child, Kay Coles James, Jeffrey L. McWaters and Uwe E. Reinhardt, Ph.D.

Our stockholders ratified our appointment of KPMG LLP to serve as our independent registered public accounting firm for the 2006 fiscal year. The appointment was approved by a vote of 46,571,997 shares for, 3,105,506 shares against and 6,716 shares abstaining.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
*10	.6.11	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006.
10	.7.8	Amendment 2, dated August 1, 2005, to the State of Illinois Department of Healthcare and Family Services Contract for Furnishing Health Services by a Health Maintenance Organization (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10	.7.9	Amendment 3, dated December 28, 2005, to the State of Illinois Department of Healthcare and Family Services Contract for Furnishing Health Services by a Health Maintenance Organization effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10.8		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).
10.9		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.10		Definitive Agreement dated October 26, 2004, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2004).
10.11		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).
10.12		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).

Exhibit
Number		Description

10.13		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).
10.14		Form of Employee Noncompete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on February 23, 2005).
10.15		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report of Form 8-K, filed on May 13, 2005).
10.16		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.17		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.18		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).
10.19		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on February 15, 2005).
10.20		Form of Separation Agreement between AMERIGROUP Corporation and Lorenzo Childress, Jr., M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 4, 2005).
10.21		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.23		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K, filed on May 5, 2005).
10	.23.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.23.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.23.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective August 1, 2006.
10	.25.2	Amendment No. 2, dated November 19, 2004, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q, filed on November 5, 2004).
10	.25.3	Amendment No. 4, dated February 28, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.3 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.4	Amendment No. 5, dated March 31, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.4 to our Current Report on Form 8-K, filed on May 5, 2005).

Exhibit
Number		Description

10	.25.5	Amendment No. 6, dated May 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.6	Amendment No. 7, dated June 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 15, 2005).
10	.25.7	Amendment No. 8, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.25.8	Amendment No. 9, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.25.9	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10	.25.10	Amendment No. 10, dated February 27, 2006, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.25.11	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006.
10.26		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.26.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005.)
10.27		Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.27.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period June 30, 2005 through December 31, 2005 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10	.27.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10.28		Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q, filed on November 4, 2005).
10.29		Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).

Exhibit
Number		Description

10	.29.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.29.2	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2007.
10.30		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.30.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10.31		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.31.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.32.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to Exhibit 10.32.9 to our Annual Report on Form 10-K, filed on March 1, 2006).

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2006.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2006.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 4, 2006.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ Jeffrey L. Mcwaters
Jeffrey L. McWaters
Chairman and Chief
Executive Officer

Date: August 4, 2006

By:	/s/ James W. Truess
James W. Truess
Executive Vice President and
Chief Financial Officer

Date: August 4, 2006

EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).

3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
*10	.6.11	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006.
10	.7.8	Amendment 2, dated August 1, 2005, to the State of Illinois Department of Healthcare and Family Services Contract for Furnishing Health Services by a Health Maintenance Organization (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2005).
10	.7.9	Amendment 3, dated December 28, 2005, to the State of Illinois Department of Healthcare and Family Services Contract for Furnishing Health Services by a Health Maintenance Organization effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10.8		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).
10.9		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.10		Definitive Agreement dated October 26, 2004, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2004).
10.11		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).
10.12		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.13		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).
10.14		Form of Employee Noncompete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on February 23, 2005).
10.15		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report of Form 8-K, filed on May 13, 2005).
10.16		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.17		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.18		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005)
10.19		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on February 15, 2005).
10.20		Form of Separation Agreement between AMERIGROUP Corporation and Lorenzo Childress, Jr., M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 4, 2005).

Exhibit
Number		Description

10.21		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.23		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K, filed on May 5, 2005).
10	.23.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.23.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.23.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective August 1, 2006.
10	.25.2	Amendment No. 2, dated November 19, 2004, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q, filed on November 5, 2004).
10	.25.3	Amendment No. 4, dated February 28, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.3 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.4	Amendment No. 5, dated March 31, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 25.4 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.5	Amendment No. 6, dated May 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.25.6	Amendment No. 7, dated June 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 15, 2005).
10	.25.7	Amendment No. 8, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.25.8	Amendment No. 9, dated July 1, 2005, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.25.9	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).

Exhibit
Number		Description

10	.25.10	Amendment No. 10, dated February 27, 2006, to the June 28, 2002 Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA523) (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.25.11	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006.
10.26		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.26.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005.)
10.27		Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.27.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period June 30, 2005 through December 31, 2005 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10	.27.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10.28		Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q, filed on November 4, 2005).
10.29		Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10	.29.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.29.2	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2007.
10.30		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.30.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10.31		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.31.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).

Exhibit
Number		Description

10	.32.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to Exhibit 10.32.9 to our Annual Report on Form 10-K, filed on March 1, 2006).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2006.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2006.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 4, 2006.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.