Form 10-Q
period 2006-09-30
AMERIGROUP CORP
filed 2006-11-14
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of November 6, 2006, there were 52,081,795 shares outstanding of AMERIGROUP’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$236,502	$272,169
Short-term investments	225,071	130,054
Premium receivables	51,993	76,142
Deferred income taxes	24,567	11,972
Provider and other receivables	38,722	24,873
Prepaid expenses	22,252	12,919

Total current assets	599,107	528,129
Long-term investments	293,874	184,883
Investments on deposit for licensure	67,129	56,657
Property and equipment, net	43,673	36,967
Software, net	30,198	24,697
Other long-term assets	7,043	7,140
Goodwill and other intangible assets, net	256,200	255,115

Total assets	$1,297,224	$1,093,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$361,342	$348,679
Accounts payable	7,638	7,243
Unearned revenue	78,715	32,598
Accrued payroll and related liabilities	31,090	17,978
Accrued expenses and other	70,614	26,730
Current portion of capital lease obligations	877	1,642

Total current liabilities	550,276	434,870
Capital lease obligations less current portion	586	1,175
Deferred income taxes	7,966	10,273
Other long-term liabilities	6,015	5,716

Total liabilities	564,843	452,034

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 52,068,779 and 51,567,340 at September 30, 2006 and December 31, 2005, respectively	521	516
Additional paid-in capital	385,257	371,744
Retained earnings	346,603	269,294

Total stockholders’ equity	732,381	641,554

Total liabilities and stockholders’ equity	$1,297,224	$1,093,588

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Premium	$698,507	$582,784	$1,998,005	$1,697,403
Investment income and other	10,577	4,609	27,397	12,224

Total revenues	709,084	587,393	2,025,402	1,709,627

Expenses:
Health benefits	570,928	520,243	1,624,339	1,437,718
Selling, general and administrative	92,316	63,596	255,054	183,382
Depreciation and amortization	6,076	6,508	19,257	20,260
Interest	108	156	348	476

Total expenses	669,428	590,503	1,898,998	1,641,836

Income (loss) before income taxes	39,656	(3,110)	126,404	67,791
Income tax expense (benefit)	15,052	(850)	49,242	27,060

Net income (loss)	$24,604	$(2,260)	$77,162	$40,731

Net income (loss) per share:
Basic net income (loss) per share	$0.47	$(0.04)	$1.49	$0.80

Weighted average number of common shares outstanding	52,039,679	51,420,856	51,786,422	51,123,511

Diluted net income (loss) per share	$0.46	$(0.04)	$1.46	$0.77

Weighted average number of common shares and dilutive potential common shares outstanding	53,331,741	51,420,856	52,957,069	53,008,886

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$77,162	$40,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,257	20,260
Gain on disposal of property, equipment and software	(66)	—
Deferred tax benefit	(14,902)	(2,445)
Compensation expense related to share-based payments	6,731	—
Tax benefit related to exercise of common stock options	—	8,447
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	24,149	(23,862)
Prepaid expenses, provider and other receivables	(13,136)	(3,186)
Other assets	(283)	(1,121)
Claims payable	12,663	18,205
Accounts payable, accrued expenses and other current liabilities	47,345	(22,538)
Unearned revenue	46,117	21,545
Other long-term liabilities	299	(730)

Net cash provided by operating activities	205,336	55,306

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	1,198,801	951,850
Purchase of available-for-sale securities	(1,228,931)	(870,847)
Proceeds from redemption of held-to-maturity securities	260,438	133,790
Purchase of held-to-maturity securities	(434,169)	(127,300)
Purchase of property, equipment and software	(27,337)	(18,058)
Proceeds from redemption of investments on deposit for licensure	39,001	20,493
Purchase of investments on deposit for licensure	(49,473)	(30,379)
Purchase price adjustment paid	(4,766)	—
Stock acquisition, net of cash acquired	—	(103,645)

Net cash used in investing activities	(246,436)	(44,096)

Cash flows from financing activities:
Payment of capital lease obligations	(1,354)	(2,648)
Payment of debt issuance costs	—	(1,626)
Proceeds from exercise of common stock options and employee stock purchases	5,083	9,581
Tax benefit related to exercise of common stock options	1,704	—

Net cash provided by financing activities	5,433	5,307

Net (decrease) increase in cash and cash equivalents	(35,667)	16,517
Cash and cash equivalents at beginning of period	272,169	227,130

Cash and cash equivalents at end of period	$236,502	$243,647

Supplemental disclosures of cash flow information:
Cash paid for interest	$396	$477

Cash paid for income taxes	$43,349	$27,094

On January 1, 2005, we completed our acquisition of CarePlus, LLC, which operates as CarePlus Health Plan (CarePlus). The following summarizes cash paid for this acquisition through September 30, 2006:

Assets acquired, including cash of $27,755	$177,144
Liabilities assumed	36,978

Net assets acquired	$140,166

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1. The accompanying Condensed Consolidated Financial Statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 of AMERIGROUP Corporation and subsidiaries (the Company), are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2006 and operating results for the interim periods. The December 31, 2005 condensed consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2006. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006.

2. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding plus other dilutive potential securities. The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic net income per share:
Net income (loss)	$24,604	$(2,260)	$77,162	$40,731

Weighted average number of common shares outstanding	52,039,679	51,420,856	51,786,422	51,123,511

Basic net income (loss) per share	$0.47	$(0.04)	$1.49	$0.80

Diluted net income (loss) per share:
Net income (loss)	$24,604	$(2,260)	$77,162	$40,731

Weighted average number of common shares outstanding	52,039,679	51,420,856	51,786,422	51,123,511
Common stock equivalents (as determined by applying the treasury stock method)	1,292,062	—	1,170,647	1,885,375

Weighted average number of common shares and dilutive potential common shares outstanding	53,331,741	51,420,856	52,957,069	53,008,886

Diluted net income (loss) per share	$0.46	$(0.04)	$1.46	$0.77

Potential common stock equivalents representing 1,633,333 and 1,691,979 shares with a per share weighted-average exercise price of $39.84 and $39.43 for both the three and nine months ended September 30, 2006, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Potential common stock equivalents representing 1,774,891 shares with a per share weighted-average exercise price of $40.98 for both the three and nine months ended September 30, 2005,

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

respectively, were not included on the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Additionally, for the three months ended September 30, 2005, 1,627,951 of potential common stock equivalents were not included in the computation of diluted loss per share because including such shares would have been anti-dilutive.

3. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS No. 123(R)), Shared-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25), Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS No. 123(R) establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased, or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. The Company’s results for the three and nine months ended September 30, 2006 include $2,588 and $6,717, respectively, of selling, general and administrative expenses related to the adoption of SFAS No. 123(R). Net earnings for the three and nine months ended September 30, 2006 were reduced by $1,725 or $0.03 per basic and diluted share and $4,569 or $0.09 per basic and diluted share, respectively. Additionally, upon adoption of SFAS No. 123(R), excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $1,704 for the nine months ended September 30, 2006.

For the three and nine months ended September 30, 2005, the Company accounted for stock based compensation plans under APB Opinion No. 25. Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Net (loss) income:
Reported net (loss) income	$(2,260)	$40,731
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	10,370	16,517

Pro forma net (loss) income	$(12,630)	$24,214

Basic net income (loss) per share:
Reported basic net (loss) income per share	$(0.04)	$0.80
Pro forma basic net (loss) income per share	(0.25)	0.47
Diluted net income (loss) per share:
Reported diluted net (loss) income per share	$(0.04)	$0.77
Pro forma diluted net (loss) income per share	(0.25)	0.46

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

On August 10, 2005, the Compensation Committee of the Company (the Compensation Committee) approved the immediate and full acceleration of vesting of approximately 909,000 “out-of-the-money” stock options awarded on February 9, 2005 to employees, including its executive officers, under the Company’s annual bonus program pursuant to its 2003 Equity Incentive Plan (the Grant). No other option grants were affected. Each stock option issued as a part of the Grant has an exercise price which is greater than the closing price per share on the date of the Compensation Committee’s action. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its Condensed Consolidated Income Statements, as a result of the adoption of SFAS No. 123(R). The pre-tax charge avoided totals approximately $8,900, which would have been recognized over the years 2006 and 2007. This amount has been reflected in the pro forma disclosures of the 2005 consolidated year-end financial statements. Because the options that were accelerated had a per share exercise price in excess of the market value of a share of the Company’s common stock on the date of acceleration, the Compensation Committee determined that the expense savings outweighed the objective of employee retention.

In May 2005, our shareholders adopted and approved our 2005 Equity Incentive Plan (2005 Plan), which provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, stock bonuses and other stock-based awards to employees and directors. We reserved for issuance a maximum of 3,750,000 shares of common stock under the 2005 Plan. In addition, shares remaining available for issuance under our 2003 Stock Plan (described below), our 2000 Stock Plan (described below) and our 1994 Stock Plan (described below) will be available for issuance under the 2005 Plan. Under all plans, an option’s maximum term is ten years. As of September 30, 2006, we had a total of 3,263,655 shares available for issuance under our 2005 Plan including un-issued shares under prior plans.

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

Stock option activity during the nine months ended September 30, 2006 was as follows:

				Weighted-Average
			Aggregate	Remaining
		Weighted-Average	Intrinsic	Contractual Term
	Shares	Exercise Price	Value	(Years)

Outstanding at December 31, 2005	5,267,077	$23.67
Granted	970,526	24.53
Exercised	(439,679)	9.76
Expired	(280,831)	37.32
Forfeited	(230,208)	30.88

Outstanding at September 30, 2006	5,286,885	$23.96	$46,388	6.87

Exercisable as of September 30, 2006	4,179,549	$23.72	$40,105	6.90

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Expected stock price volatility	44.35%-44.88%	46.49%	44.35%-45.32%	26.96%-46.49%
Weighted-average stock price volatility	41.72%	46.49%	45.12%	27.70%
Expected option life	4.75 years	5.61 years	2.40-5.56 years	5.61-6.20 years
Risk-free interest rate	4.56%-5.11%	4.21%	4.52%-5.11%	3.76%-4.26%
Dividend yield	None	None	None	None

For the three and nine months ended September 30, 2006, assumptions used in estimating the fair value at date of grant were based on the following:

i.	the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107;

ii. expected volatility is based on historical volatility levels; and

iii.	the risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

For the three and nine months ended September 30, 2005, the Company used a projected life for each award granted based on weighted-average historical experience of employees’ exercise behavior. All other assumptions were the same as those used for the three and nine months ended September 30, 2006.

The weighted-average fair value per share of options granted during the three and nine months ended September 30, 2006 was $14.07 and $10.92, respectively. The weighted-average fair value per share of options granted during the three and nine months ended September 30, 2005 was $16.43 and $15.02, respectively. The following table provides information related to options exercised during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005

Cash received upon exercise of options	$5,083	$9,581
Related tax benefit realized	1,704	8,447

Total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $1,699 and $7,469, respectively. Total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $4,058 and $26,876, respectively.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Non-vested restricted stock for the nine months ended September 30, 2006 is summarized below:

		Weighted-Average
		Grant Date Fair
	Shares	Value

Non-vested balance at December 31, 2005	—	$—
Granted	220,350	22.67
Vested	(9,259)	22.75
Expired	—	—
Forfeited	(12,213)	21.39

Non-vested balance at September 30, 2006	198,878	$22.75

Non-vested restricted stock includes grants with both service and performance condition based vesting. Service-based awards generally vest annually over a period of four years contingent only on the employees’ continued employment. Performance based shares contingently vest over a period of four years from the date of grant based upon the extent of achievement of certain operating goals relating to the Company’s earnings per share, with up to 25% vesting on the first anniversary of the grant date and up to an additional 25% vesting on each of the second, third and fourth anniversaries of the grant date. The shares in each of the respective four tranches vest in full if earnings per share for each of the calendar years 2006 through 2009 equals or exceeds 115% of earnings per share for the preceding calendar year, as adjusted for any changes in measurement methods; provided that 50% of each tranche will vest if earnings per share for the year is between 113.50% and 114.24% (inclusive) of adjusted earnings per share for the preceding year, and 75% of each tranche will vest if earnings per share for the year is between 114.25% and 114.99% (inclusive) of adjusted earnings per share for the preceding year. Performance based awards represent 49,600 shares of outstanding non-vested restricted stock awards.

As of September 30, 2006, there was $14,435 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005, 2003, 2000 and 1994 Plans, which is expected to be recognized over a weighted-average period of 3.0 years.

4. Effective January 1, 2005, we completed our stock acquisition of CarePlus, LLC (CarePlus), in New York City, New York for $126,781 in cash, including acquisition costs, pursuant to the terms of the merger agreement entered into on October 26, 2004. On June 17, 2005, in accordance with the terms of the merger agreement, additional consideration was paid in the amount of $4,619 for meeting agreed upon revenue targets for the month ended December 31, 2004. On December 8, 2005, in accordance with the terms of the merger agreement, additional consideration was paid in the amount of $4,000 upon the approval from and execution of a contract with the State of New York to conduct a long-term care business in that state and enrollment of long-term care membership in December 2005. On August 16, 2006, in accordance with the terms of the merger agreement, additional consideration was paid in the amount of $4,766 for the achievement of an earnings threshold by CarePlus during the twelve months ended December 31, 2005. These payments were accounted for as additional costs of the acquisition. Beginning January 1, 2005, the results of operations of CarePlus have been included in the accompanying Condensed Consolidated Financial Statements.

This acquisition was funded with unregulated cash. Goodwill and other intangibles total $127,439, which includes $13,980 of specifically identifiable intangibles allocated to the rights to membership, the provider network, non-compete agreements and trademarks. Intangible assets related to the rights to membership are being amortized based on the timing of the related cash flows with an expected amortization of ten years. Intangible assets related to the provider network are being amortized over ten years on a straight-line basis. Intangible assets related to the trademarks and non-compete agreements are being amortized over 12 to 36 months on a straight-line basis.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed of CarePlus at the date of the acquisition.

Cash and cash equivalents	$27,755
Investments on deposit for licensure	8,027
Goodwill and other intangible assets	127,439
Property and equipment	3,941
Other assets	9,982

Total assets acquired	177,144

Claims payable	27,424
Other liabilities	9,554

Total liabilities assumed	36,978

Net assets acquired	$140,166

The following table summarizes identifiable intangible assets resulting from the CarePlus transaction:

		Amortization
		Period

Membership rights and provider network	$12,900	10 years
Non-compete agreement and trademarks	1,080	1 - 3 years

	$13,980

5. During the nine months ended September 30, 2005, we reversed approximately $6,100 of unearned revenue related to reserves established during the year ended December 31, 2004. The reserves related to a potential premium recoupment in the State of Maryland to comply with minimum medical expenditure requirements as interpreted by the State at that time. These reserves were reversed as a result of further discussions with the State which determined that no amounts were due. Net of the related tax effect, net income increased approximately $3,700, or $0.07 per diluted share for the nine months ended September 30, 2005 as a result of the favorable resolution of this issue. This reversal was recorded during the first quarter of 2005.

During the nine months ended September 30, 2006, we reversed approximately $6,300 of unearned revenue related to reserves established during the year ended December 31, 2005. The reserves related to potential premium recoupments as a result of enrollment eligibility issues in the States of Florida and Texas. These reserves were reversed as a result of further discussions with the States involved that eliminated the potential premium recoupment. Net of the related tax effect, net income increased approximately $3,800, or $0.07 per diluted share for the nine months ended September 30, 2006 as a result of the favorable resolution of these issues. This reversal was recorded during the first quarter of 2006.

During the three months ended September 30, 2006, we recorded a reserve of approximately $5,100 of unearned revenue for a potential premium recoupment related to the provision of comprehensive behavioral health care services in accordance with the Florida Statute for the 2004, 2005 and 2006 contract years. Net of the related tax effect, net income decreased approximately $3,200 or $0.06 per diluted share for the three months ended September 30, 2006 as a result of this reserve. For the nine months ended September 30, 2006, approximately $5,200 was recorded related to this issue for the 2004 and 2005 contract periods. Net of the related tax effect, net income decreased by approximately $3,200 or $0.06 per diluted share for the nine months ended September 30, 2006 as a result of this reserve.

6. During the nine months ended September 30, 2005, we reported increases in our actuarial best estimates for health benefits expenses of approximately $3,500 related to adverse prior period development for 2004 dates of

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

service. The increase in estimates was driven primarily by increased influenza-like illness in several markets, increased neo-natal intensive care unit (NICU) and obstetrics (OB) costs in our Fort Worth market as we gained members due to the exit of our only competitor in that market in late 2004, and elevated health benefits costs in New Jersey and Florida. Additionally, during the nine months ended September 30, 2005, in consultation with our actuaries, we also reduced the factor for claims uncertainty included in claims payable by approximately $8,000, due to stabilized claims payment patterns as well as our increased company size and maturity of certain markets and products which improved predictability. Net of the related tax effect, net income increased approximately $2,700, or $0.05 per diluted share for the nine months ended September 30, 2005, as a result of these changes in estimates.

During the three months ended September 30, 2005, we increased our actuarial best estimates for health benefits expenses by approximately $20,000 related to net adverse prior period development for 2005 and 2004 dates of service. The increase in estimates was driven by increased cost trend due to higher incidence of illness, OB and related costs such as NICU and other services, and higher utilization and unit costs for network changes and other new contract terms. Net of the related tax effect, net income decreased approximately $12,300, or $0.23 per diluted share for the three months ended September 30, 2005 as a result of this net adverse prior period development. Of this increase, approximately $21,500 related to the first and second quarter of 2005, offset by a decrease in claims estimates related to 2004 and prior of $1,500.

During the nine months ended September 30, 2006, we decreased our actuarial best estimates for health benefits expense by approximately $34,500 related to reserves established during the year ended December 31, 2005. This decrease was determined using actuarial analysis based upon the additional claims paid during the first quarter of 2006. Net of the related tax effect, net income increased approximately $20,900, or $0.40 per diluted share for the nine months ended September 30, 2006 as a result of this decrease in claims estimates. This decrease was recorded during the first quarter of 2006.

7. On May 10, 2005, we entered into an amendment to our existing Amended and Restated Credit Agreement (as amended and restated, the Credit Agreement) which, among other things, provides for an increase in the commitments under our Credit Agreement to $150,000 and terminates May 10, 2010. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50,000. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP Corporation and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on our leverage ratio. During the nine months ended September 30, 2006, the Company obtained a letter of credit through the Credit Agreement for $217 in connection with standard requirements of a lease for office space for its New York subsidiary, CarePlus. As of September 30, 2006, there were no borrowings outstanding under our Credit Agreement.

Pursuant to the Credit Agreement, we must meet certain financial covenants. These financial covenants include meeting certain financial ratios and limits on capital expenditures and repurchases of our outstanding common stock. We believe we are in compliance with these financial covenants as of September 30, 2006.

8. Contingencies

a. Medicare Parts A & B

Nine months into our participation as a Special Needs Plan (SNP) in the Houston, Texas market, we are receiving fewer medical claims than we would have expected. As of September 30, 2006, we have paid $27,100 of

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

physician and hospital claims for services rendered to our members for Medicare Parts A & B benefits or 56% of the $48,600 in estimated incurred expense. A liability for incurred but not reported claims of $21,500, representing the difference between the estimated incurred expense and the amount paid, is recorded as a liability in the Condensed Consolidated Financial Statements at September 30, 2006. Due to the uniqueness of this new program, there are a variety of factors that could contribute to this lower volume of claims. Such factors may include, among other things: claims sent in error to other payors, confusion on behalf of providers as to the appropriate payor for the members, retroactive enrollment changes, variability in our enrollment since inception, difficulty adjudicating claims due to new or different medical benefits, complexities associated with a new product causing confusion among the members and providers, and changes in the severity of illness of our members. All of these factors could cause a delay in the receipt of claims for services provided to our SNP members, necessitate re-adjudication of claims or result in a retroactive premium adjustment. We are continuing to evaluate the potential impact of these various factors.

We estimate that our liability related to incurred but not reported Medicare Parts A & B physician and hospital claims to be in the range of approximately $11,000 to $38,000. As discussed above, we have recorded a liability of $21,500 in the Condensed Consolidated Financial Statements which represents our best estimate at September 30, 2006. In determining our best estimate, our actuaries relied upon their original medical cost estimates (based on data provided by the Centers for Medicare and Medicaid Services (CMS)), and blended in the emerging medical claims experience using a credibility model. In doing so, more credibility or reliance was placed on the paid claim data and less reliance was placed on our original medical cost estimates. Our range of liability related to incurred but not reported Medicare Parts A & B physician and hospital claims represents our original estimates at the upper end of the range, and estimates based solely on claims experience at the lower end of the range. We continue to monitor our claims payment experience and have determined that the reduced volume of paid claims relating to the first half of 2006 appears to be reliable; therefore, the actuarial estimate of incurred claims for the first half of 2006 was reduced during the three months ended September 30, 2006 by approximately $6,000. Net of the related tax effect, net income increased approximately $3,700, or $0.07 per diluted share for the three months ended September 30, 2006 due to this change in estimate.

As we continue to evaluate our claims payment experience, additional favorable prior period development may result. Alternatively, if because of one or more of the factors stated above or for other reasons, we find that additional claims payments more closely approximate or exceed our previous estimate, then our actuarial estimate of incurred claims may be increased resulting in unfavorable prior period developments. We can give no assurance that any prior period development related to this issue in any future periods, whether favorable or unfavorable, will not have a material effect on our results of operations and cash flows.

b. Medicare Part D

On January 1, 2006, the Company also began offering, along with Medicare Parts A & B benefits, Medicare Part D prescription drug insurance coverage under its contract with CMS as a SNP in the Houston, Texas market, through its subsidiary AMERIGROUP Texas, Inc. Under the Medicare Part D program, there are separate elements of payment received by the Company during the plan year. These payment elements are as follows:

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

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The Company’s contract with CMS includes a risk sharing provision. The risk sharing provision takes effect if actual pharmacy benefit costs are more than 2.5 percentage points above or below expected cost levels as submitted by the Company in its initial contract application. We have calculated an estimate of the risk share and accordingly, as of and for the nine months ended September 30, 2006, we recorded a risk share liability to CMS in other current liabilities in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Income Statements. The recorded liability represents the estimated amount payable by the Company to CMS under the risk share contract provision if the program was terminated at September 30, 2006 based on estimated costs incurred through that date. The final risk share amounts due to or from CMS, if any, will be determined approximately six months after the contract year-end.

In an effort to reimburse Medicare prescription drug plans for drug costs incurred on behalf of Medicare beneficiaries who may have switched plans or otherwise may not have been appropriately enrolled in a plan during the Part D program start-up earlier this year, CMS has implemented a reconciliation process to correct payment discrepancies between plans which is referred to as the Plan-to-Plan Reconciliation project. This project will facilitate the exchange of payments between the plan where the beneficiary is officially enrolled and the plan that paid claims. During the fourth quarter of 2006, Phase I of the Plan-to-Plan Reconciliation for dates of service from January 1, 2006 through April 30, 2006 is expected to be completed.

c. Litigation

Tyson

In 2002, Cleveland A. Tyson, a former employee of our Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. It alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program. Mr. Tyson’s first amended complaint was unsealed and served on AMERIGROUP Illinois, Inc., in June 2003. Therein, Mr. Tyson alleged that AMERIGROUP Illinois, Inc. maintained a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs. In his suit, Mr. Tyson seeks statutory penalties and an unspecified amount of damages, which would be trebled under the False Claims Act.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

In March 2005, the Court allowed the State of Illinois to intervene. In June 2005, Plaintiffs were allowed to amend their complaint to add AMERIGROUP Corporation as a party. In the third amended complaint, the Plaintiffs alleged that AMERIGROUP Corporation was liable as the alter-ego of AMERIGROUP Illinois, Inc. and that AMERIGROUP Corporation was liable for making false claims or causing false claims to be made. In October 2005, the Court allowed the United States of America to intervene.

Fact discovery concluded on August 17, 2006. The trial began on October 4, 2006, and the case was submitted to the jury on October 27, 2006. On October 30, 2006, the jury returned a verdict against AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. in the amount of $48,000, which under applicable law will be trebled to $144,000, plus penalties. The jury also found that there were 18,130 false claims. The statutory penalties allowable under the False Claims Act range between $5.5 and $11 per false claim. The statutory penalties allowable under the Illinois Whistleblower Rewards and Protection Act, 740 ILC 175/3, range between $5 and $10 per false claim.

AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. intend to timely file motions for a new trial and for Judgment Notwithstanding the Verdict. In the event those motions are denied, AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. intend to appeal the judgment to the U.S. Court of Appeals for the Seventh Circuit.

To date, the Court has not determined the amount of the statutory penalties. AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. believe that there is a basis for the jury verdict to be reversed on appeal, either resulting in a judgment in our favor or in a new trial. Accordingly, we believe that it is reasonably possible that damages could range from zero to $524,730, plus the reasonable attorney’s fees, expenses and costs of Tyson’s counsel. In addition, in some circumstances, the federal or a state government may move to exclude a company from future contracts as a result of a civil verdict under the False Claims Act. This is a discretionary step which we believe would not be commenced until all appeals had been exhausted. Further, prior to any exclusion taking effect, we believe we would have the right to a hearing before an administrative law judge, at which time we would have an opportunity to advocate that exclusion was not warranted. While the circumstances of this case do not appear to warrant such action, an exclusion from doing business with the federal and state governments could have a material adverse effect on our financial position, results of operations or liquidity.

Although it is possible that the ultimate outcome of this case will not be favorable to us, we have not concluded that it is probable that a loss has been incurred. Accordingly, we have not recorded any amounts in the Condensed Consolidated Financial Statements for unfavorable outcomes, if any. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity. If we were to incur significant losses in connection with the Qui Tam litigation, the Company could fail to meet certain financial covenants and/or other provisions under its Credit Agreement which would render the Company in default under the Credit Agreement, thereby causing, among other things, any amounts borrowed, or otherwise owed, under the Credit Agreement to become due and payable.

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

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

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

On October 25, 2006, the Company reached an agreement in principle to resolve the Actions by executing a memorandum of understanding (the MOU) with the Lead Plaintiff. Under the terms of the MOU, a settlement fund of $5,000 in cash is expected to be created by the Company’s insurance carrier to resolve all class claims against the Company. All claims asserted against the individuals named in the lawsuit have been dismissed. Accordingly, the Company is the only remaining defendant. On November 13, 2006, the Company and the Lead Plaintiff executed and filed the definitive settlement agreement with the Court. The definitive settlement agreement is subject to approval by the Court. There can be no assurance that the settlement will receive the Court’s approval.

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

d. Other Matters

Florida Behavioral Health Care

A Florida Statute (the Statute) gives the Florida Agency for Health Care Administration (AHCA) the right to contract with entities to provide comprehensive behavioral healthcare services, including mental health and substance abuse services. The Statute further requires the contractor to use at least 80% of the capitation for the provision of behavioral healthcare services, with any shortfall in the 80% expenditure being refunded to the State. In the contract that AMERIGROUP Florida, Inc. has with AHCA, AMERIGROUP Florida, Inc. is required to provide comprehensive behavioral healthcare services, but the contract defines a limited subset of behavioral healthcare services that can be counted towards the fulfillment of the 80% requirement. AMERIGROUP Florida, Inc. and other similarly situated contractors have disputed the restrictive definition imposed by AHCA and believe that providing only the limited services in accordance with AHCA’s definition would omit services that are necessary to meet our obligation to provide comprehensive healthcare services in accordance with our contract. There was an attempt to resolve this issue in the most recent session of the Florida legislature, which was unsuccessful. AMERIGROUP Florida, Inc. believes that the implementation by AHCA of the restrictive definition of comprehensive behavioral healthcare services in the contract is impermissible and inconsistent with the statutory requirements for administrative rule making. In September 2006, the Company received a ruling indicating amounts owed to AHCA of

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

$5,200 for the 2004 and 2005 contract years. The Company is in the process of appealing this ruling. The Company has reserved approximately $6.6 million as its best estimate of the liability for all prior and current contract periods, which is included in unearned revenue in the Condensed Consolidated Financial Statements as of September 30, 2006.

Experience Rebate Calculation

AMERIGROUP Texas, Inc., our Texas subsidiary, is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2004 have been audited by a contracted auditing firm retained by the State of Texas. In their report, the auditor has challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to AMERIGROUP Texas, Inc. under the administrative services agreement. We are not certain whether there has been an ultimate determination by the State of Texas with respect to the recommendations contained in the report. The audit of the contract year ended August 31, 2005 is expected to commence prior to the end of 2006. Although we believe that the rebate calculations were done appropriately, if the regulators were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods. At this time, we believe it is reasonably possible that the liability related to this issue could range from zero to $18,725.

9. On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is in the process of evaluating the expected effect of FIN 48 and is currently unable to determine the impact, if any, that FIN 48 may have on its results of operations, financial position and cash flows.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	national, state and local economic conditions, including their effect on the rate increase process, timing of payments, and the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations and their effect on certain of our unit costs and our ability to manage our medical costs;

•	changes in Medicaid and Medicare payment levels and methodologies and the application of such methodologies by the Federal and state governments;

•	liabilities and other claims asserted against us;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels;

•	demographic changes;

•	increased use of services, increased cost of individual services, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of healthcare use;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	catastrophes including acts of terrorism, or severe weather;

•	the unfavorable resolution of pending litigation; and

•	the failure of the court to approve the definitive settlement agreement resolving the shareholder litigation.

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (SEC) on March 1, 2006, for a discussion of risk factors as updated by Part II, Other Information, Item 1A., Risk Factors in this Quarterly Report on Form 10-Q. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

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

Summary highlights of our third quarter of 2006 results include:

•	Organic premium revenue increase of 19.9 percent compared with the third quarter of 2005;

•	The health benefits ratio was 82.3 percent of premium revenues excluding the positive impact from the prior period amounts;

•	Unregulated cash and investments of $153.5 million;

•	Cash flow from operations of $205.3 million for the nine months ended September 30, 2006; and

•	Successful launch into three additional regions in Georgia, (North, East and Southeast) serving 177,000 members statewide as of September 30, 2006.

During the third quarter ended September 30, 2006, we increased our total revenues by 20.7% over the same period in 2005. Total membership increased 125,000, or 11.4%, to 1,224,000 as of September 30, 2006, from 1,099,000 as of September 30, 2005. Our revenue growth was due to membership increases in new markets and products and premium rate increases. During the three and nine months ended September 30, 2006, premium revenues were negatively impacted by $5.1 million and $5.2 million, respectively, for a potential premium recoupment related to the provision of comprehensive behavioral healthcare services in accordance with a Florida Statute for the 2004 and 2005 contract years. During the nine months ended September 30, 2006, premium revenues were positively affected by the reversal of $6.3 million of potential premium recoupments as a result of the favorable resolution of identified enrollment issues by the States of Florida and Texas. During the nine months ended September 30, 2005, premium revenues were positively affected by the reversal of $6.1 million in potential premium recoupment in the State of Maryland.

As of September 30, 2006, approximately 41% of our current membership has resulted from ten acquisitions. We periodically evaluate acquisition opportunities to determine if they can meet our return metrics. We continue to believe acquisitions will be an important part of our long-term growth strategy.

The following table reconciles the reported Health Benefits Ratio (HBR) to recast HBR, which reflect the impact of the net out of period amounts including adjustments through the third quarter of 2006, relating to premium revenues and health benefits expenses for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005

Reported premium revenues	$1,998,005	$1,697,403
Reported health benefits expenses	$1,624,339	$1,437,718
Reported HBR	81.3%	84.7%
Reported premium revenues	$1,998,005	$1,697,403
Less: Prior period premium revenues adjustment	1,047	(848)

Recast premium revenues	$1,999,052	$1,696,555

Reported health benefits expenses	$1,624,339	$1,437,718
Plus: Prior period health benefits expense developments, net	34,258	(24,115)

Recast health benefits expenses	$1,658,597	$1,413,603

Recast HBR	83.0%	83.3%

The decrease in the recast HBR for the nine months ended September 30, 2006 over the nine months ended September 30, 2005, is primarily a result of reduced medical trend, operational improvements and actuarially sound premium rate increases. For the three months ended September 30, 2006, recast HBR decreased to 82.3% from 82.9% for the three months ended September 30, 2005. The decrease in HBR is primarily a result of the improvements noted above.

Selling, general and administrative expenses (SG&A) were 13.0% of total revenues for the three months ended September 30, 2006 compared to 10.8% in the same period of the prior year. For the nine months ended September 30, 2006, our SG&A ratio was 12.6% compared to 10.7% in the same period of the prior year. Our SG&A expenses increased for both periods primarily due to increases in salaries and benefits, including the impact of the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)) and the accrual for expenses related to earnings-based compensation plans not provided for in the prior year, operational and technology related initiatives, premium taxes, and legal fees related to litigation in the period. Premium taxes were $12.7 million and $29.6 million for the three and nine months ended September 30, 2006, respectively. Premium taxes were $7.1 million and $18.6 million for the three and nine months ended September 30, 2005, respectively. The increase in premium taxes for each period year-over-year resulted from entry into the Georgia market, increase in New Jersey premium tax rate and growth in premium revenues in markets that bear premium tax.

Cash and investments totaled $822.6 million at September 30, 2006. A significant portion of this cash is held by subsidiary health plans in order to meet state capital requirements. However, $153.5 million of our cash and investments was unregulated and held at the parent level.

New Products and Markets

Tennessee

On July 26, 2006, AMERIGROUP Tennessee, Inc. was chosen to offer healthcare coverage to Medicaid members in the State of Tennessee, Middle region. Eligible members in this region are estimated at approximately 300,000 who would be served by two contractors including AMERIGROUP Tennessee, Inc. On August 15, 2006 AMERIGROUP Tennessee, Inc. entered into a contract with the State of Tennessee. AMERIGROUP Tennessee, Inc. expects to begin enrolling members in mid-2007 provided implementation remains on schedule.

SNP

Effective January 1, 2006, AMERIGROUP Texas, Inc. began operations as a Special Needs Plan (SNP) to offer Medicare benefits to dual-eligibles that live in and around Harris County, Texas. AMERIGROUP Texas, Inc. already served these members through the Texas Medicaid STAR+PLUS program and offers them Medicare Parts A & B benefits and the Part D drug benefit under this new contract. As of September 30, 2006, we served approximately 5,000 members under this program. Our participation in the Medicare Parts A & B and Part D programs is based upon assumptions regarding enrollment, utilization, physician, hospital and pharmaceutical costs and other factors. In the event any of these assumptions are materially incorrect either as a result of unforeseen changes to Medicare Parts A & B and Part D or otherwise, our results could be materially affected.

Ohio

AMERIGROUP Ohio, Inc. received an HMO license in the State of Ohio in July 2005 and signed a contract with the State of Ohio on July 25, 2005, and began enrollment of members in September 2005. On March 17, 2006, AMERIGROUP Ohio, Inc. was awarded the regions of Dayton and Cincinnati, covering 15 counties, and began enrolling members on September 1, 2006. Additionally, on October 6, 2006, AMERIGROUP Ohio, Inc. won a preliminary endorsement from Ohio’s Department of Job and Family Services to serve 15,600 eligible residents enrolled in Medicaid’s Aged, Blind or Disabled program in the Southwest Region of Ohio. The Southwest Region includes eight counties near Cincinnati. In late October 2006, the Company was notified that three of the Ohio regions, including the Southwest Region, would be rebid due to a system error that resulted in a scoring defect in awarding the contracts. The new request for application is scheduled to be released November 2006 with a due date in January 2007. Enrollment of members under this program is expected in 2007.

Georgia

As a result of a competitive bidding process, our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. (d/b/a AMERIGROUP Georgia), was chosen in July 2005 to offer healthcare coverage to low-income residents in four of six regions in the State of Georgia. AMERIGROUP Georgia has two competitors in the Atlanta Region and one competitor in each of the other regions.

We began serving the Atlanta Region effective June 1, 2006 and in the East, North and Southeast regions effective on September 1, 2006. The addition of these regions resulted in an increase of approximately 84,800 new members.

Since we have limited claims payment history for Georgia, we estimate health benefits expenses at underwritten levels as long as actual experience is less than these levels. When historical claims payments reach appropriate levels, we will incorporate them into our estimating process.

Significant Market Updates

As a result of a competitive bidding process, our wholly-owned subsidiary, AMERIGROUP Texas, Inc. was awarded STAR and SCHIP, or TexCare, contracts in its current service areas of Houston, Dallas and Fort Worth and contracts in two new service areas of Corpus Christi and El Paso. AMERIGROUP Texas, Inc. was also granted a STAR contract for the Austin service area. AMERIGROUP Texas, Inc. has one or more competitors in each of its new and current service areas for the STAR and TexCare programs. The combined eligibles for these expanded products and markets are approximately 1,100,000 as compared to the previously existing eligible population of 735,000. In September 2005, the AMERIGROUP Texas, Inc. notified the State of Texas that it had declined the contract award in El Paso for the contract period beginning September 1, 2006. AMERIGROUP Texas, Inc. elected not to enter into a contract for the El Paso service area due to the competitive environment in that market, which would limit expansion. These awards do not include the expansion of the STAR+PLUS program. The State announced expansion of STAR+PLUS into four urban areas under a modified structure which will exclude risk on hospitalization costs to protect the upper payment limit. In Spring 2006, the State announced the plan for expansion and awarded AMERIGROUP Texas, Inc. the Harris expansion, Austin, and San Antonio regions in addition to our current Houston market with an anticipated implementation date in early 2007.

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC), that was terminated as of August 31, 2005. Under the risk-sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We believe that CCHCN owes us substantial payments for the 2004 and 2005 contract years, which we estimate are approximately $1.7 million and $10.4 million, respectively, as of September 30, 2006. The contract with CCHCN prescribes reconciliation procedures with respect to each contract period. As of this date, we are completing the reconciliation process with CCHCN with respect to the 2004 and 2005 contract years. If we are unable to agree on a settlement, our expenses attributable to these periods may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

AMERIGROUP Illinois, Inc. allowed its contract with the Illinois Department of Healthcare and Family Services to terminate July 31, 2006. The termination of this contract is not expected to have a material impact on the financial position, results of operations or liquidity of the Company.

We continue to work with the Centers for Medicare and Medicaid Services (CMS) and the states on implementing the Deficit Reduction Act of 2005. CMS issued guidelines to the states on June 9, 2006, requiring proof of citizenship for all new enrollees and for re-enrollments. The regulations that came out in early July 2006 further exempt SSI recipients and certain other groups and permit use of school records for children, where appropriate. At this point, we do not anticipate any significant impact on membership as a result of this provision, as most of the states have been trying to reduce the burden of these requirements of this provision for beneficiaries. Georgia and New York already required proof of citizenship and have not reported any enrollment issues. Texas is using electronic records to assist beneficiaries and Virginia has retrained all of its enrollment officers to ensure a smooth transition. CMS is also planning a widespread outreach effort to help beneficiaries understand the Deficit

Reduction Act of 2005. However, we can give no assurances that these guidelines will not impact our membership adversely, thereby negatively impacting our financial position, results of operations and liquidity.

Contingencies

Medicare Parts A & B

Nine months into our participation as a SNP in the Houston, Texas market, we are receiving fewer medical claims than we would have expected. As of September 30, 2006, we have paid $27.1 million of physician and hospital claims for services rendered to our members for Medicare Parts A & B benefits or 56% of the $48.6 million in estimated incurred expenses. A liability for incurred but not reported claims of $21.5 million, representing the difference between the estimated incurred expense and the amount paid, is recorded as a liability in the Condensed Consolidated Financial Statements at September 30, 2006. Due to the uniqueness of this new program, there are a variety of factors that could contribute to this lower volume of claims. Such factors may include, among other things: claims sent in error to other payors, confusion on behalf of providers as to the appropriate payor for the members, retroactive enrollment changes, variability in our enrollment since inception, difficulty adjudicating claims due to new or different medical benefits, complexities associated with a new product causing confusion among the members and providers, and changes in the severity of illness of our members. All of these factors could cause a delay in the receipt of claims for services provided to our SNP members, necessitate re-adjudication of claims or result in a retroactive premium adjustment. We are continuing to evaluate the potential impact of these various factors.

We estimate that our liability related to incurred but not reported Medicare Parts A & B physician and hospital claims to be in the range of approximately $11.0 million to $38.0 million. As discussed above, we have recorded a liability of $21.5 million in the Condensed Consolidated Financial Statements which represents our best estimate at September 30, 2006. In determining our best estimate, our actuaries relied upon their original medical cost estimates (based on data provided by CMS)), and blended in the emerging medical claims experience using a credibility model. In doing so, more credibility or reliance was placed on the paid claim data and less reliance was placed on our original medical cost estimates for the most recent periods. Our range of liability related to incurred but not reported Medicare Parts A & B physician and hospital claims represents our original estimates on the upper end of the range and estimates based solely on claims experience on the lower end of the range. We continue to monitor our claims payment experience and have determined that the reduced volume of paid claims relating to the first half of 2006 appears to be reliable; therefore, the actuarial estimate of incurred claims for the first half of 2006 was reduced during the three months ended September 30, 2006 by approximately $6.0 million. Net of the related tax effect, net income increased approximately $3.7 million or $0.07 per diluted share for the three months ended September 30, 2006 due to this change in estimate.

As we continue to evaluate our claims payment experience, additional favorable prior period developments may result. Alternatively, if because of one or more of the factors stated above or for other reasons, we find that additional claims payments more closely approximate or exceed our previous estimate, then our actuarial estimate of incurred claims may be increased resulting in unfavorable prior period development. We can give no assurance that any prior period development related to this issue in any future periods, whether favorable or unfavorable, will not have a material effect on our results of operations and cash flows.

Medicare Part D

The Company’s contract with CMS includes a risk sharing provision. The risk sharing provision takes effect if actual pharmacy benefit costs are more than 2.5 percentage points above or below expected cost levels as submitted by the Company in its initial contract application. We have calculated an estimate of the risk share and accordingly, as of and for the nine months ended September 30, 2006, we recorded a risk share liability to CMS in other current liabilities in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Income Statements. The recorded liability represents the estimated amount payable by the Company to CMS under the risk share contract provision if the program was terminated at September 30, 2006 based on estimated costs incurred through that date. The final risk share amounts due to or from CMS, if any, will be determined approximately six months after the end of the contract year-end.

In an effort to reimburse Medicare prescription drug plans for drug costs incurred on behalf of Medicare beneficiaries who may have switched plans or otherwise may not have been appropriately enrolled in a plan during the Part D program start-up earlier this year, CMS has implemented a reconciliation process to correct payment discrepancies between plans which is referred to as the Plan-to-Plan Reconciliation project. This project will facilitate the exchange of payments between the plan where the beneficiary is officially enrolled and the plan that paid claims. During the fourth quarter of 2006, Phase I of the Plan-to-Plan Reconciliation for dates of service from January 1, 2006 through April 30, 2006 is expected to be completed.

Florida Behavioral Health

A Florida Statute (the Statute) gives the Florida Agency for Health Care Administration (AHCA) the right to contract with entities to provide comprehensive behavioral healthcare services, including mental health and substance abuse services. The Statute further requires the contractor to use at least 80% of the capitation for the provision of behavioral healthcare services, with any shortfall in the 80% expenditure being refunded to the State. In the contract that AMERIGROUP Florida, Inc. has with AHCA, AMERIGROUP Florida, Inc. is required to provide comprehensive behavioral healthcare services, but the contract defines a limited subset of behavioral healthcare services that can be counted towards the fulfillment of the 80% requirement. AMERIGROUP Florida, Inc. and other similarly situated contractors have disputed the restrictive definition imposed by AHCA and believe that providing only the limited services in accordance with AHCA’s definition would omit services that are necessary to meet our obligation to provide comprehensive healthcare services in accordance with our contract. There was an attempt to resolve this issue in the most recent session of the Florida legislature, which was unsuccessful. AMERIGROUP Florida, Inc. believes that the implementation by AHCA of the restrictive definition of comprehensive behavioral healthcare services in the contract is impermissible and inconsistent with the statutory requirements for administrative rule making. In September 2006, the Company received a ruling indicating amounts owed to AHCA of $5.2 million for the 2004 and 2005 contract years which has been recorded in the accompanying Condensed Consolidated Financial Statements as of September 30, 2006. The Company is in the process of appealing this ruling. The Company has reserved approximately $6.6 million as its best estimate of liability for all prior and current contract periods, which is included in unearned revenue in Condensed Consolidated Financial Statements as of September 30, 2006.

Experience Rebate Calculation

AMERIGROUP Texas, Inc., our Texas subsidiary, is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2004 have been audited by a contracted auditing firm retained by the State of Texas. In their report, the auditor has challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to AMERIGROUP Texas, Inc. under the administrative services agreement. We are not certain whether there has been an ultimate determination by the State of Texas with respect to the recommendations contained in the report. The audit of the contract year ending August 31, 2005 is expected to commence prior to the end of 2006. Although we believe that the rebate calculations were done appropriately, if the regulators were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods. At this time, we believe it is reasonably possible that the liability related to this issue could range from zero to $18.7 million.

Membership

The following table sets forth the approximate number of our members we served in each state for the periods presented. Since we receive two premiums for a members that are in both the AMERIVANTAGE and AMERIPLUS product, these members have been counted twice in the State of Texas.

	September 30,
	2006	2005

Texas	378,000	405,000
Florida	203,000	215,000
Georgia	177,000	—
Maryland	144,000	136,000
New York	128,000	130,000
New Jersey	103,000	108,000
District of Columbia	41,000	41,000
Ohio	28,000	1,000
Virginia	22,000	19,000
Illinois(1)	—	44,000

Total	1,224,000	1,099,000

Percentage growth from September 30, 2005 to September 30, 2006	11.4%

(1)	AMERIGROUP Illinois, Inc. terminated its contract with the Illinois Department of Healthcare and Family services on July 31, 2006.

The following table sets forth the approximate number of our members in each of our products for the periods presented. SNP members are counted in both the AMERIVANTAGE and AMERIPLUS products when we receive two premiums for those members.

	September 30,
Product	2006	2005

AMERICAID (Medicaid — TANF)	844,000	775,000
AMERIKIDS (SCHIP)	242,000	196,000
AMERIPLUS (Medicaid — SSI)	90,000	87,000
AMERIFAM (FamilyCare)	43,000	41,000
AMERIVANTANGE (SNP)	5,000	—

Total	1,224,000	1,099,000

As of September 30, 2006, we served 1,224,000 members, which reflects an increase of 125,000 members compared to September 30, 2005. This growth is primarily the result of expansion into Georgia and Ohio, offset primarily by our exit from the Illinois market effective July 31, 2006 and decreases in Texas and Florida. The Texas market decrease of 27,000 members is directly related to interruptions in the State’s ability to process new Medicaid applications as a result of the State’s decision to outsource the eligibility process and the insertion of a fee-for-service option in our Fort Worth market to meet required competition regulations. Additionally, as a result of the State re-bidding process, all of our Texas service areas for the STAR and TexCare programs have one or more new competitors. The Florida market decrease of 12,000 members is primarily the result of changes made by the State of Florida during 2004 in the eligibility re-determination process and the frequency of member enrollment, both of which have negatively impacted the statewide membership. The Florida Legislature enacted legislation to address these problems in 2005 and 2006, The State of Florida is now in the process of implementing these enrollment changes.

On a sequential quarter basis, membership increased by approximately 48,000 members primarily due to the commencement of operations in additional regions in Georgia resulting in an increase of 87,000 members. This increase was offset by the exit from the Illinois market resulting in a decrease of 37,000 members.

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Premium revenue	98.5%	99.2%	98.6%	99.3%
Investment income	1.5	0.8	1.4	0.7

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits(1)	81.7%	89.3%	81.3%	84.7%
Selling, general and administrative expenses	13.0%	10.8%	12.6%	10.7%
Income (loss) before income taxes	5.6%	(0.5)%	6.2%	4.0%
Net income (loss)	3.5%	(0.4)%	3.8%	2.4%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Nine Month Periods Ended September 30, 2006 Compared to Three and Nine Month Periods Ended September 30, 2005

  Revenues

Premium revenue for the three months ended September 30, 2006 increased $115.7 million, or 19.9%, to $698.5 million from $582.8 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, premium revenue increased $300.6 million, or 17.7%, to $1,998.0 million from $1,697.4 million for the nine months ended September 30, 2005. The increase for both periods was due to organic membership growth in the new markets of Georgia, the Texas expansion markets and Ohio, and the new SNP product in Houston, as well as premium rate increases after September 30, 2005 to date. During the three and nine months ended September 30, 2006, premium revenues were negatively impacted by the reserve for potential premium recoupments related to the Florida Behavioral Health Care program of $5.1 million and $5.2 million, respectively. Our premium revenue for the nine months ended September 30, 2006 reflects a $6.3 million reversal of potential premium recoupments related to enrollment errors by the State of Florida and eligibility issues in the State of Texas that have been resolved favorably. Additionally, the reversal of the estimated Maryland premium recoupment of $6.1 million previously recorded is reflected in the nine months ended September 30, 2005. Total membership increased by 125,000, or 11.4%, to 1,224,000 as of September 30, 2006, from 1,099,000 as of September 30, 2005.

Investment income and other increased by $6.0 million to $10.6 million for the three months ended September 30, 2006 from $4.6 million for the three months ended September 30, 2005, and increased $15.2 million to $27.4 million for the nine months ended September 30, 2006 from $12.2 million for the nine months ended September 30, 2005. The increase in investment income and other was primarily due to higher interest rates and an increase in cash and investments balances.

  Health benefits expenses

Expenses relating to health benefits for the three months ended September 30, 2006 increased $50.7 million, or 9.7%, to $570.9 million from $520.2 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, expense related to health benefits increased $186.6 million, or 13.0%, to $1,624.3 million from $1,437.7 million for the nine months ended September 30, 2005. Our HBR was 81.7% for the three months ended September 30, 2006 versus 89.3% in the same period of the prior year. For the nine months ended September 30, 2006, and 2005, our HBR was 81.3% and 84.7%, respectively. Our recast HBR reflecting the impact of net out of period amounts relating to premium and health benefits expenses of $1.0 million and $34.3 million, respectively, for the nine months ended September 30, 2006 was 83.0%. Our recast HBR reflecting the impact of net out of period amounts relating to premium and health benefits expenses of $0.8 million and $24.1 million, respectively, for the nine months ended September 30, 2005 was 83.3%. For the three months ended September 30, 2006, our recast HBR reflecting net out of period amounts relating to premium and health benefits expenses of $5.2 million and $8.4 million, respectively was 82.3%. For the three months ended September 30, 2005, our recast HBR reflecting net out of period amounts relating to premium and health benefits expenses of $5.3 million and $32.6 million, respectively, was 82.9%. The decrease in the recast HBR for both periods is primarily a result of reduced medical trends, operational improvements, and actuarially sound rate increases.

Selling, general and administrative expenses

Our SG&A to total revenues ratio was 13.0% and 10.8% for the three months ended September 30, 2006 and 2005, respectively, and 12.6% and 10.7% for the nine months ended September 30, 2006 and 2005, respectively. SG&A for the three months ended September 30, 2006 increased $28.7 million, or 45.1%, to $92.3 million from $63.6 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, SG&A increased $71.7 million, or 39.1%, to $255.1 million from $183.4 million for the nine months ended September 30, 2005.

Our SG&A to total revenues ratio increased 2.2% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to an increase in salary and benefits including the impact of the adoption of SFAS No. 123(R) and the accrual of expenses related to earnings-based compensation plans not provided for in the prior year. The increase is also related to costs associated with operational and technology initiatives, premium taxes and legal and professional fees related to current litigation.

Our SG&A to total revenues ratio increased 1.9% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to an increase in salary and benefits including the impact of the adoption of SFAS No. 123(R) and the accrual of expenses related to earnings-based compensation plans not provided for in the prior year. The increase is also related to costs associated with operational and technology initiatives, premium taxes, and legal and professional fees related to current litigation.

Depreciation and amortization expenses

Depreciation and amortization expense was $6.1 million and $6.5 million for the three months ended September 30, 2006 and 2005, respectively, and $19.3 million and $20.3 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in both periods is primarily a result of decreasing amortization expense related to intangibles which are amortized based on timing of the related cash flows.

Interest expense

Interest expense was $0.1 million and $0.2 million for the three months ended September 30, 2006 and September 30, 2005, respectively, and $0.3 million and $0.5 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Provision for income taxes

Income tax expense for the three months ended September 30, 2006 was $15.1 million with an effective tax rate of 38.0% compared to $0.9 million income tax benefit with an effective tax rate of 27.3% for the three months ended September 30, 2005. Income tax expense for the nine months ended September 30, 2006 and 2005 was $49.2 million with an effective tax rate of 39.0% compared to $27.1 million with an effective tax rate of 39.9%. This decrease is primarily due to an increase in the federal tax advantaged interest income accompanied by a decrease in blended state income tax rates.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flows from operations and borrowings under our current Amended and Restated Credit Agreement (as amended and restated, the Credit Agreement). As of September 30, 2006, we had cash and cash equivalents of $236.5 million, short and long-term investments of $518.9 million and restricted investments on deposit for licensure of $67.1 million. A significant portion of this cash and investments is held by subsidiary health plans in order to meet state capital requirements. Unregulated cash and investments as of September 30, 2006 were approximately $153.5 million. Unregulated cash and investments decreased by $44.2 million compared to June 30, 2006, primarily as a result of incremental investments in our Georgia and Ohio subsidiaries to meet minimum net worth requirements.

On May 10, 2005, we entered into an amendment to our Credit Agreement, which, among other things, provides for commitments under our Credit Agreement of $150.0 million and terminates on May 10, 2010. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on our leverage ratio. During the three months ended September 30, 2006, the Company obtained a letter of credit through the Credit Agreement for $217,000 in connection with standard requirements of a lease for office space for its New York subsidiary, CarePlus. As of September 30, 2006, there were no borrowings outstanding under our Credit Agreement.

Pursuant to the Credit Agreement, we must meet certain financial covenants. These financial covenants include meeting certain financial ratios and limits on capital expenditures and repurchases of our outstanding common stock. We believe we are in compliance with these financial covenants as of September 30, 2006.

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

Cash provided by operating activities was $205.3 million for the nine months ended September 30, 2006 compared to cash provided by operating activities of $55.3 million for the nine months ended September 30, 2005. The increase in cash from operations of $150.0 million was primarily due to the following:

Increases in cash flows due to:

•	an increase in net income of $36.4 million;

•	an increase in the change in premium receivables of $48.0 million primarily due to the acceleration of premium receipts from the State of New York that had historically been paid a month in arrears;

•	an increase in the change in accounts payable, accrued expenses and other current liabilities of $69.9 million primarily as a result of the timing of income tax and premium tax payments, the reversal of the contingent liability in the Maryland market of $6.1 million in the prior year, increase in accrued legal fees and the net increase in the change in the earnings-based compensation liabilities of $19.8 million; and

•	an increase in the change in unearned revenue of $24.6 million due to the timing of premium receipts and increase in potential premium recoupment balances.

Offset by decreases in cash flows due to:

•	a decrease in the change in deferred taxes of $12.5 million primarily related to an increase in unearned revenue; and

•	a decrease in the change in claims payable of $5.5 million related to efforts to resolve outstanding claims issues and reducing ending inventory levels.

For the nine months ended September 30, 2006, cash used in investing activities was $246.4 million compared to $44.1 million for the nine months ended September 30, 2005. This increase results primarily from an increase in net investment and investments on deposit purchases in excess of proceeds of $291.9 million offset by a decrease in cash outflows to fund acquisitions of $98.9 million. We currently anticipate total capital expenditures for 2006 of approximately $40.0 to $42.0 million related to the expansion of our operations center and technological infrastructure development.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of September 30, 2006, our investment portfolio consisted primarily of fixed-income securities. The weighted-average maturity is approximately ten months. We utilize investment vehicles such as commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted-average taxable equivalent yield on consolidated investments as of September 30, 2006 was approximately 5.25%.

Cash provided by financing activities was $5.4 million for the nine months ended September 30, 2006 compared to $5.3 million for the nine months ended September 30, 2005.

Excluding the potential impact of pending Qui Tam litigation discussed below, we believe that existing cash and investment balances, internally generated funds and available funds under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months.

As disclosed in Part II, Other Information, Item 1, Legal Proceedings, the Company and AMERIGROUP Illinois, Inc., the Company’s Illinois subsidiary, are defendants in Qui Tam litigation pending in the U.S. District Court for the Northern District of Illinois, Eastern Division. On October 30, 2006, a jury returned a verdict in favor of the plaintiffs against the Company and AMERIGROUP Illinois, Inc. in the amount of $48.0 million, which, under applicable law will be trebled to $144.0 million, plus penalties. The jury also found that there were 18,130 false claims. Under the Federal False Claims Act, false claims carry a penalty of between $5,500 and $11,000 per claim. Under the Illinois Whistleblower and Rewards and Protection Act, 740 ILC 175/3, false claims carry a penalty of between $5,000 and $10,000 per claim. In the event that post-trial motions for a new trial and for Judgment Notwithstanding the Verdict filed with the court are unsuccessful, the Company intends to appeal this verdict and will ask the court to stay the execution of any judgment pending the outcome of its appeal. The Company may be required to establish a supersedeas bond equal to an amount set forth by the court in its final judgment pending the outcome of the Company’s appeal. To collateralize the bond, the Company may: (i)  use our Credit Agreement; (ii) use existing unregulated cash and investments; (iii) issue securities under our shelf registration; or (iv) enter into additional credit arrangements. This may limit the Company’s access to capital, which could impact our ability to meet statutory net worth requirements in the states in which we do business and limit our ability to pursue acquisition opportunities or enter new states. Depending upon the ultimate outcome, the amount of a final judgment could negatively impact our liquidity and could cause, among other things, any amounts borrowed, or otherwise owed, under the Credit Agreement to become due and payable.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which are licensed to provide managed care benefits to Medicaid and Medicare beneficiaries (regulated entities). These regulated entities are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. We believe our subsidiaries are in compliance with all minimum statutory capital requirements as of September 30, 2006. We anticipate that the parent company may continue to be required to fund minimum net worth shortfalls during the balance of 2006 using unregulated cash, cash equivalents and investments for operations in Georgia and Ohio. We believe, as a result, our subsidiaries will continue to be in compliance with all minimum statutory capital requirements.

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

As of September 30, 2006, we had short-term investments of $225.1 million, long-term investments of $293.9 million and investments on deposit for licensure of $67.1 million. These investments consist primarily of investments with maturities between three and sixty months.

These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would expect any decrease in the value of these investments resulting from any decrease in changes in market interest rates to be temporary. As of September 30, 2006, a hypothetical 1% change in interest rates would result in an approximate $5.9 million change in our annual investment income or $0.07 per diluted share, net of the related income tax effects.

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

(b) Changes in Internal Controls over Financial Reporting. During the third quarter of 2006, in connection with our evaluation of internal control over financial reporting in accordance with Section 302 of the Sarbanes-

Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Tyson

In 2002, Cleveland A. Tyson, a former employee of our Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. It alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program. Mr. Tyson’s first amended complaint was unsealed and served on AMERIGROUP Illinois, Inc., in June 2003. Therein, Mr. Tyson alleged that AMERIGROUP Illinois, Inc. maintained a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs. In his suit, Mr. Tyson seeks statutory penalties and an unspecified amount of damages, which would be trebled under the False Claims Act.

In March 2005, the Court allowed the State of Illinois to intervene. In June 2005, Plaintiffs were allowed to amend their complaint to add AMERIGROUP Corporation as a party. In the third amended complaint, the Plaintiffs alleged that AMERIGROUP Corporation was liable as the alter-ego of AMERIGROUP Illinois, Inc. and that AMERIGROUP Corporation was liable for making false claims or causing false claims to be made. In October 2005, the Court allowed the United States of America to intervene.

Fact discovery concluded on August 17, 2006. The trial began on October 4, 2006, and the case was submitted to the jury on October 27, 2006. On October 30, 2006, the jury returned a verdict against AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. in the amount of $48.0 million, which under applicable law will be trebled to $144.0 million, plus penalties. The jury also found that there were 18,130 false claims. The statutory penalties allowable under the False Claims Act range between $5,500 and $11,000 per false claim. The statutory penalties allowable under the Illinois Whistleblower Rewards and Protection Act, 740 ILC 175/3, range between $5,000 and $10,000 per false claim.

AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. intend to timely file motions for a new trial and for Judgment Notwithstanding the Verdict. In the event those motions are denied, AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. intend to appeal the judgment to the U.S. Court of Appeals for the Seventh Circuit.

To date, the Court has not determined the amount of the statutory penalties. AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. believe that there is a basis for the jury verdict to be reversed on appeal, either resulting in a judgment in our favor or in a new trial. Accordingly, we believe that it is reasonably possible that damages could range from zero to $524.7 million, plus the reasonable attorney’s fees, expenses and costs of Tyson’s counsel. In addition, in some circumstances, the federal or a state government may move to exclude a company from future contracts as a result of a civil verdict under the False Claims Act. This is a discretionary step which we believe would not be commenced until all appeals had been exhausted. Further, prior to any exclusion taking effect, we believe we would have the right to a hearing before an administrative law judge, at which time we would have an opportunity to advocate that exclusion was not warranted. While the circumstances of this case do not appear to warrant such action, an exclusion from doing business with the federal and state governments could have a material adverse effect on our financial position, results of operations or liquidity.

Although it is possible that the ultimate outcome of this case will not be favorable to us, we have not concluded that it is probable that a loss has been incurred. Accordingly, we have not recorded any amounts in the Condensed Consolidated Financial Statements for unfavorable outcomes, if any. There can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity. If we were to incur significant losses in connection with the Qui Tam litigation, the Company could fail to meet certain financial covenants and/or other provisions under its Credit Agreement which would render the Company in default under the Credit Agreement, thereby causing, among other things, any amounts borrowed, or otherwise owed, under the Credit Agreement to become due and payable.

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

On October 25, 2006, the Company reached an agreement in principle to resolve the Actions by executing a memorandum of understanding (the MOU) with the Lead Plaintiff. Under the terms of the MOU, a settlement fund of $5.0 million in cash is expected to be created by the Company’s insurance carrier to resolve all class claims against the Company. All claims asserted against the individuals named in the lawsuit have been dismissed. Accordingly, the Company is the only remaining defendant. On November 13, 2006, the Company and the Lead Plaintiff executed and filed the definitive settlement agreement with the Court. The definitive settlement agreement is subject to approval by the Court. There can be no assurance that the settlement will receive the Court’s approval.

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

See our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 1, 2006, our Quarterly Report for the period ended March 31, 2006 as filed with the SEC on May 9, 2006 and our Quarterly Report for the period ended June 30, 2006 as filed with the SEC on August 4, 2006.

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The following is a risk factor identified by the Company during the third quarter in addition to those included as part of Item 1.A., Risk Factors, of the Company’s Annual Report on

Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 1, 2006.

Qui Tam litigation could have a material adverse effect on our financial position, results of operation or liquidity.

On October 30, 2006, the jury in the Qui Tam litigation against the Company and AMERIGROUP Illinois, Inc. returned a verdict in favor of the plaintiffs in the amount of $48.0 million, which, under applicable law will be trebled to $144.0 million, plus penalties. The jury also found that there were 18,130 false claims. Under the Federal False Claims Act, false claims carry a penalty of between $5,500 and $11,000 per claim. Under the Illinois Whistleblower and Rewards and Protection Act, 740 ILC 175/3, false claims carry a penalty of between $5,000 and $10,000 per claim. To date, the Court has not determined the amount of the statutory penalties. We intend to timely file motions for a new trial and for Judgment Notwithstanding the Verdict. In the event those motions are denied, we intend to appeal the judgment to the U.S. Court of Appeals for the Seventh Circuit.

We may be required to establish a supersedeas bond equal to an amount set forth by the Court in its final judgment pending the outcome of our appeal. To collateralize the bond, the Company may (i) use our Credit Agreement; (ii) use existing unregulated cash and investments; (iii) issue securities under our shelf registration; or (iv) enter into additional credit arrangements. This may limit our access to capital which could impact our ability to meet statutory net worth requirements in the states in which we do business and limit our ability to pursue acquisition opportunities or enter new states. Depending upon the ultimate outcome, the amount of the final judgment against us could negatively impact our liquidity and could cause any amounts borrowed, or otherwise owed, under the Credit Agreement to become due and payable.

In some circumstances, the federal or a state government may move to exclude a company from future contracts as a result of a civil verdict under the False Claims Act, which could have a material adverse effect on our financial position, results of operations or liquidity.

We have not recorded any amounts in the Condensed Consolidated Financial Statements for unfavorable outcomes, if any. There can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity. For more information, see Part II, Item 1, Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Maximum number
(or Approximate
			Total number of	Dollar Value) of
		Average	Shares (or Units	Shares (or Units)
	Total Number of	Price Paid	Purchased as Part of	that May Yet Be
	Shares (or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs

July 1 — July 31, 2006	—	$—	—	n/a
August 1 — August 31, 2006(1)	1,728	29.63	—	n/a
September 1 — September 30, 2006	—	—	—	n/a

Total	1,728	$29.63	—	n/a

(1) The 2005 Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options. During the three months ended September 30,2006, one plan participant exercised stock options in this manner. No other participants have exercised options in this manner during this or any other year.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
10.1		Second Amended and Restated Employment Agreement of Jeffrey L. McWaters, dated October 2, 2000 (incorporated by reference to our Registration Statement No. 333-3740 on Form S-1 which was declared effective by the Securities and Exchange Commission on November 5, 2001).
*10	.6.11	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Form 10-Q filed on August 4, 2006).
*10	.6.12	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006.
10.8		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).
10.9		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.10		Definitive Agreement dated October 26, 2004, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2004).
10.11		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).
10.12		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.13		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).
10.14		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on February 23, 2005).
10.15		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report of Form 8-K, filed on May 13, 2005).
10.16		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.17		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.18		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).

Exhibit
Number		Description

10.19		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on February 15, 2005).
10.20		Form of Separation Agreement between AMERIGROUP Corporation and Lorenzo Childress, Jr., M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 4, 2005).
10.21		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.23		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K, filed on May 5, 2005).
10	.23.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.23.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.23.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective August 1, 2006 (incorporated by reference to exhibit 10.23.1 to our Form 10-Q filed on August 4, 2006).
10	.25.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
*10	.25.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006 (incorporated by reference to exhibit 10.25.11 to our Form 10-Q filed on August 4, 2006).
10	.25.3	Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 7, 2006).
*10	.25.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006.
10.26		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.26.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005.)
10.27		Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.27.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period June 30, 2005 through December 31, 2005 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).

Exhibit
Number		Description

10	.27.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10.28		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q, filed on November 4, 2005).
10.29		Medicaid Managed Care Model and Family Health Plus Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10	.29.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.29.2	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2008 (incorporated by reference to exhibit 10.29.2 to our Form 10-Q filed on August 4, 2006).
10.30		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.30.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10.31		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.31.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.32.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K, filed on March 1, 2006).

Exhibit
Number		Description

10	.32.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.32.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area.
10	.32.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.32.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 14, 2006.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 14, 2006.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 14, 2006.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ Jeffrey L. McWaters
Jeffrey L. McWaters
Chairman and Chief
Executive Officer

Date: November 14, 2006

By:	/s/ James W. Truess
James W. Truess
Executive Vice President and
Chief Financial Officer

Date: November 14, 2006

EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
10.1		Second Amended and Restated Employment Agreement of Jeffrey L. McWaters, dated October 2, 2000 (incorporated by reference to our Registration Statement No. 333-3740 on Form S-1 which was declared effective by the Securities and Exchange Commission on November 5, 2001).
*10	.6.11	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Form 10-Q filed on August 4, 2006).
*10	.6.12	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006.
10.8		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).
10.9		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.10		Definitive Agreement dated October 26, 2004, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2004).
10.11		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).
10.12		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.13		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).
10.14		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on February 23, 2005).
10.15		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report of Form 8-K, filed on May 13, 2005).
10.16		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.17		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.18		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).
10.19		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on February 15, 2005).
10.20		Form of Separation Agreement between AMERIGROUP Corporation and Lorenzo Childress, Jr., M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 4, 2005).

Exhibit
Number		Description

10.21		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.23		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K, filed on May 5, 2005).
10	.23.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.23.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.23.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective August 1, 2006 (incorporated by reference to exhibit 10.23.1 to our Form 10-Q filed on August 4, 2006).
10	.25.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
*10	.25.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006 (incorporated by reference to exhibit 10.25.11 to our Form 10-Q filed on August 4, 2006).
10	.25.3	Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 7, 2006).
*10	.25.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006.
10.26		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.26.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005.)
10.27		Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.27.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period June 30, 2005 through December 31, 2005 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10	.27.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).

Exhibit
Number		Description

10.28		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q, filed on November 4, 2005).
10.29		Medicaid Managed Care Model and Family Health Plus Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10	.29.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.29.2	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2008 (incorporated by reference to exhibit 10.29.2 to our Form 10-Q filed on August 4, 2006).
10.30		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.30.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10.31		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.31.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.32.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K, filed on March 1, 2006).

Exhibit
Number		Description

*10	.32.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area.
10	.32.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.32.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 14, 2006.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 14, 2006.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 14, 2006.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.