Form 10-K
period 2006-12-31
AMERIGROUP CORP
filed 2007-02-27
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-31574
AMERIGROUP Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 4425 Corporation Lane, Virginia Beach, Virginia (Address of principal executive offices)	54-1739323 (I.R.S. Employer Identification No.) 23462 (Zip Code)

Registrant’s telephone number, including area code:
(757) 490-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,603,593,726.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2006

Common Stock, $.01 par value	52,312,689

Documents Incorporated by Reference

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2007 (Proxy Statement)	Part III

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	national, state and local economic conditions, including their effect on the rate increase process, timing of payments, as well as their effect on the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations and their effect on certain of our unit costs and our ability to manage our medical costs;

•	changes in Medicaid payment levels and methodologies and the application of such methodologies by the government;

•	liabilities and other claims asserted against us;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels;

•	demographic changes;

•	increased use of services, increased cost of individual services, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of healthcare use;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	catastrophes, including acts of terrorism or severe weather; and

•	the unfavorable resolution of pending litigation and our ability to fund any significant judgment resulting from such a resolution.

Investors should also refer to Item 1A entitled “Risk Factors” for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

PART I.

Item 1.	Business

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, State Children’s Health Insurance Program (SCHIP), FamilyCare and Special Needs Plans (SNP) for members who are eligible for both Medicaid and Medicare, or “dual eligibles”. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our target populations because of our focus on providing managed care to these populations, our medical management programs and our community-based education and outreach programs. Unlike many managed care organizations that attempt to serve the general commercial population, as well as Medicare and Medicaid populations, we are focused primarily on the Medicaid, SCHIP, FamilyCare and dual eligibles populations. In general, as compared to commercial or traditional Medicare populations, our target population is younger, accesses healthcare in an inefficient manner and has a greater percentage of medical expenses related to obstetric services, diabetes, circulatory and respiratory conditions. We design our programs to address the particular needs of our members, for whom we facilitate access to healthcare benefits pursuant to agreements with the applicable regulatory authority. We combine medical, social and behavioral health services to help our members obtain quality healthcare in an efficient manner. Our success in establishing and maintaining strong relationships with our government partners, providers and members has enabled us to obtain new contracts and to establish and maintain a leading market position in many of the markets we serve. Providers are hospitals, physicians and ancillary medical programs that provide medical services to our members. Members are said to be “enrolled” with our health plans to receive benefits. Accordingly, our total membership is generally referred to as our enrollment. As of December 31, 2006, we provided an array of products to approximately 1,316,000 members in the District of Columbia, Florida, Georgia, Maryland, New Jersey, New York, Ohio, Texas and Virginia.

We were incorporated in Delaware on December 9, 1994 as AMERICAID Community Care by a team of experienced senior managers led by Jeffrey L. McWaters, our Chairman and Chief Executive Officer. Since 1994, we have expanded through developing products and markets, negotiating contracts with various state governments and through the acquisition of health plans. Our subsidiaries have grown through organic membership growth, the acquisition of contract rights and related assets and through stock acquisitions. Most recently we obtained a contract and began enrolling members in our Georgia plan beginning in the Atlanta region in June 2006 and the North, East and Southeast regions in September 2006. In 2007, we anticipate beginning operations in the State of Tennessee serving members in the Middle-Grand region, provided implementation remains on schedule.

Market Opportunity

Medicaid Managed Care Today

In response to the dramatic increases in healthcare-related costs in the late 1960s, Congress enacted the Federal Health Maintenance Organization Act of 1973, a statute designed to encourage the establishment and expansion of care and cost management programs. The private sector responded to this legislation by forming health maintenance organizations (HMOs). HMOs were intended to address the needs of employers, insurers, government entities and healthcare providers who sought a cost-effective alternative to traditional indemnity insurance.

The United States was projected to have an estimated population of approximately 300 million and to have spent an estimated $2.12 trillion on healthcare in 2006. Approximately 92 million of that population was covered by federal and state funded healthcare programs, with approximately 40 million covered by the federally funded Medicare program and approximately 52 million covered by the joint federal and state funded Medicaid program. In 2006, estimated Medicare spending was $382 billion and estimated Medicaid spending was $320 billion. Fifty-seven percent of Medicaid funding comes from the federal government, with the remainder coming from state governments. More than 46 million Americans were uninsured in 2006, spending between $50 and $100 billion for healthcare.

By 2017, Medicaid spending is anticipated to be approximately $724 billion at the current rate of growth, with an expectation that spending under the current programs will reach $1 trillion by 2020. Medicaid continues to be the fastest-growing and largest component of states’ budgets. Medicaid spending currently represents more than 22% on average of a state’s budget and is growing at an average rate of 8% per year. Medicaid spending has surpassed other important state budget line items, including education, transportation and criminal justice. Forty-eight states have balanced budget requirements which means, by law, expenditures cannot exceed revenues. As Medicaid consumes more and more of the states’ limited dollars, states must either increase their tax revenues or reduce their total costs. The states are limited in their ability to increase their tax revenues pointing to cost reduction as the more attainable option. To reduce costs, states can either reduce funds allotted for Medicaid or spend less on other programs, such as education or transportation. As the need for these programs has not abated, state governments must find ways to control rising Medicaid costs. We believe that the most effective way to control rising Medicaid costs is through managed care.

Currently, there are three emerging trends in Medicaid. First, certain states have major initiatives underway in our core business areas — reprocurement of the Temporary Assistance to Needy Families (TANF) populations currently in managed care, expansions of coverage, and moving existing populations into managed care for the first time.

Second, many states are moving to bring the Supplemental Security Income (SSI) and long-term care populations, referred to as the low-income aged, blind and disabled (ABD), into managed care. These populations represent approximately 25% of all Medicaid beneficiaries and approximately 70% of all costs. The majority of the ABD population is not currently covered by managed care programs and this population represents significant potential for managed care growth as states continue to explore how best to provide health benefits to this population in the most cost effective manner.

Third, states are addressing Medicaid reform in an effort to provide healthcare benefits to those who are currently uninsured. As the states continue to explore solutions for this population, the managed care opportunity for growth appears to be significant.

Historically, traditional Medicaid programs made payments directly to providers after delivery of care. Under this approach, recipients received care from disparate sources, as opposed to being cared for in a systematic way. As a result, care for routine needs was often accessed through emergency rooms or not at all.

The delivery of episodic healthcare under the traditional Medicaid program limited the ability of the states to provide quality care, implement preventive measures and control healthcare costs. Over the past decade, in response to rising healthcare costs and in an effort to ensure quality healthcare, the federal government has expanded the ability of state Medicaid agencies to explore, and, in some cases, mandate the use of managed care for Medicaid beneficiaries. If Medicaid managed care is not mandatory, individuals entitled to Medicaid may choose either the traditional Medicaid program or a managed care plan, if available. According to information published by the Centers for Medicare and Medicaid Services (CMS), from 1996 to 2005, managed care enrollment among Medicaid beneficiaries increased to more than 60% of all enrollees. All the markets in which we currently operate have state-mandated Medicaid managed care programs in place.

Under the Medicare Modernization Act of 2003 (MMA), the federal government expanded managed care for publicly sponsored programs by allowing Medicare Advantage plans to offer special needs plans that cover dual eligibles. These special needs plans allow for the coordinated care for a specific segment of the Medicare population, thus providing the opportunity for improved quality of care and cost management.

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

Most states determine threshold Medicaid eligibility by reference to other federal financial assistance programs, including TANF and SSI.

TANF provides assistance to low-income families with children and was adopted to replace the Aid to Families with Dependent Children program. SSI is a federal program that provides assistance to ABD individuals. However, states can broaden eligibility criteria. The SSI population is approximately 10% of the Medicaid population participating in managed care.

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

In January 2006, we entered the Medicare market by establishing a SNP under Section 231 of the MMA. This is a new program that allows Medicare Advantage plans to offer special health plans that cover dual eligibles for acute care medical costs. The benefits under this program include Medicare statutory benefits, Medicare Part D prescription benefits as well as supplemental benefits not covered by the Medicare program. We began operating a SNP on January 1, 2006 in Houston, Texas and on January 1, 2007 in Maryland. As of December 31, 2006, we served approximately 5,000 members through our Houston, Texas SNP. As a result, some of our revenues are now funded by Medicare.

Nationally, approximately 65% of Medicaid spending is directed toward hospital, physician and other acute care services, and the remaining approximately 35% is for nursing home and other long-term care. In general, inpatient and emergency room utilization tends to be higher within the Medicaid eligible population than among the general population because of the inability to afford access to a primary care physician (PCP), leading to the postponement of treatment until acute care is required.

During fiscal year 2007, the federal government estimates spending approximately $192 billion on Medicaid with a corresponding state match of approximately $144 billion, and an additional $5.7 billion in federal funds spent on SCHIP programs. Key factors driving Medicaid spending include:

•	number of eligible individuals who enroll,

•	price of medical and long-term care services,

•	use of covered services,

•	state decisions regarding optional services and optional eligibility groups, and

•	effectiveness of programs to reduce costs of providing benefits, including managed care.

Medicaid and Medicare Funding

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

The following table details the FMAP percentage in each of the states in which we currently have contracts:

State	FMAP

District of Columbia	70.0%
Florida	58.8%
Georgia	62.0%
Maryland	50.0%
New Jersey	50.0%
New York	50.0%
Ohio	59.7%
Tennessee	63.6%
Texas	60.8%
Virginia	50.0%

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

Federal law establishes general rules governing how states administer their Medicaid and SCHIP programs. Within those rules, states have considerable flexibility, including flexibility in how they set most provider prices and service utilization controls. Generally, state Medicaid budgets are developed and approved annually by the states’ governors and legislatures. Medicaid expenditures are monitored during the year against budgeted amounts. Federal law requires states to offer at least two Health Maintenance Organizations (HMOs) in any urban market with mandatory HMO enrollment. If Medicaid HMO market departures result in only one or no HMOs in an urban area, the affected state must also offer the fee-for-service Medicaid program.

Under the Health Insurance Flexibility and Accountability Demonstration Program (HIFA), states can seek waivers from specific provisions of federal Medicaid requirements to increase the number of individuals with health coverage through current Medicaid and SCHIP resource levels. Currently, twelve states have either approved or pending waiver programs. The current federal administration has emphasized providing coverage to populations with income below 200 percent of the federal poverty level.

The Medicare Modernization Act of 2003 created specific types of new Medicare Advantage coordinated care plans focused on individuals with special needs. These plans focus on Medicare beneficiaries in three subgroups: those who are institutionalized in long-term care facilities; beneficiaries covered by both Medicaid and Medicare, or “dual eligibles”; and individuals with chronic conditions. The plans that are organized to provide services to these “special needs individuals” are called Special Needs Plans, or SNPs. In keeping with our core markets, we initially focused on serving dual eligibles. On January 1, 2006, we began operating a Medicare Advantage SNP in our Houston, Texas market. On January 1, 2007 we began operating a SNP in the Baltimore, Maryland area. A number of further expansions are planned for 2008 and beyond. We believe that the coordination of care offered by managing both the Medicare and Medicaid benefits will bring significant cost savings, while bringing increased accountability for patient care.

CMS reimburses the Company and other Medicare plans for care to their enrollees based on individual risk adjustment factors that estimate each member’s expected usage of healthcare services for the upcoming year. These factors are based on the beneficiary’s hospital and physician encounters during the previous year. All of the beneficiary’s diagnosis and prescription data is submitted to CMS. The diagnosis data that would affect payment is rolled into 70 Hierarchical Condition Codes, each of which is assigned a relative weight. These relative weights along with additional relative weights for the beneficiary’s age, gender, and institutional status provide the basis for our monthly payment from CMS.

The AMERIGROUP Approach

Unlike many managed care organizations that attempt to serve the general population, as well as Medicare and Medicaid populations, we are focused exclusively on serving people who receive healthcare benefits through publicly sponsored programs. We primarily serve Medicaid populations, and the Medicare dual eligible population through our SNP managed care product that began January 1, 2006. Our success in establishing and maintaining strong relationships with government, providers and members has enabled us to obtain new contracts and to establish a strong market position in the markets we serve. We have been able to accomplish this by addressing the various needs of these constituent groups.

Government Partners

We have been successful in bidding for contracts and implementing new products because of our ability to facilitate access to quality healthcare services in a cost-effective manner. Our education and outreach programs, our disease and medical management programs and our information systems benefit the communities we serve while providing the government with predictability of cost. Our education and outreach programs are designed to decrease the use of emergency care services as the primary access to healthcare through the provision of certain programs such as member health education seminars and system-wide, 24-hour on-call nurses. Our information systems are designed to measure and track our performance, enabling us to demonstrate the effectiveness of our programs to the government. While we promote ourselves directly in applying for new contracts or seeking to add new benefit plans, we believe that our ability to obtain additional contracts and expand our service areas within a state results primarily from our demonstration of prior success in facilitating access to quality care, while reducing and managing costs, and our customer-focused approach to working with government partners. We believe we will also benefit from this experience when bidding for and acquiring contracts in new state markets and in future SNP applications.

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

Members

In both signing up new members and retaining existing members, we focus on understanding the unique needs of the Medicaid, SCHIP, FamilyCare and SNP populations. We have developed a system that provides our members with appropriate access to care. We supplement this care with community-based education and outreach programs designed to improve the well-being of our members. These programs not only help our members control and manage their medical care, but also have been proven to decrease the incidence of emergency room care, which is traumatic for the individual and expensive and inefficient for the healthcare system. We also help our members access prenatal care which improves outcomes for our members and is less costly than unmanaged care. As our presence in a market matures, these programs and other value-added services, help us build and maintain membership levels.

Communities

We focus on the members we serve and the communities where they live. Many of our employees, including our sales force and outreach staff, are a part of the communities we serve. We are active in our members’ communities through education and outreach programs. We often provide programs in our members’ physician offices, churches and community centers. Upon entering a new market, we use these programs and other advertising to create brand awareness and loyalty in the community.

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

We may also choose to increase membership by acquiring Medicaid contracts and other related assets from competitors in our existing markets or in new markets. We evaluate potential new markets using our established government relationships and our historical experience in managing Medicaid populations. Our management team is experienced in identifying markets for development of new operations, including complementary businesses, identifying and executing acquisitions and integrating these businesses into our existing operations. For example, in June 2006, we began enrolling members in Georgia under the State’s newly established Medicaid managed care program and in January 2005, we began operations in New York as a result of the acquisition of CarePlus.

We may also choose to apply for additional SNP service areas. Applications for participation by health plans are subject to approval by CMS. At this time, our focus is on providing SNP benefits to dual eligibles. Most recently, our Maryland health plan was approved to begin operating a SNP in the Maryland market effective January 1, 2007.

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

Our approach to serving the Medicaid and historically uninsured populations is based on offering a comprehensive, integrated range of medical and social services intended to improve the well-being of the member while lowering the overall cost of providing benefits. Unlike traditional Medicaid, each of our members has a primary contact, usually a PCP, to coordinate and administer the provision of care, as well as enhanced benefits, such as 24-hour on-call nurses. We refer to this coordinated approach as a “medical home.”

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

Products

We have developed several products through which we offer a range of healthcare services within a care model that integrates physical and behavioral health. These products are also community-based and seek to address the social and economic issues faced by the populations we serve. Additionally, we seek to establish strategic relationships with prestigious medical centers, children’s hospitals and federally qualified health centers to assist in implementing our products and medical management programs within the communities we serve. Our health plans cover various services that vary by state and may include:

•	primary and specialty physician care,

•	inpatient and outpatient hospital care,

•	emergency and urgent care,

•	prenatal care,

•	laboratory and x-ray services,

•	home health and durable medical equipment,

•	behavioral health services and substance abuse,

•	long-term and nursing home care,

•	24-hour on-call nurses,

•	social and community-based services,

•	vision care and exam allowances,

•	dental care,

•	chiropractic care,

•	podiatry,

•	prescriptions and limited over-the-counter drugs,

•	assistance with obtaining transportation for office or health education visits,

•	memberships in the Boys and Girls Clubs, and

•	welcome calls and Early Care Finding, or outreach, calls to coordinate care.

Our products, which we may offer under different names in different markets, focus on specific populations within the Medicaid, SSI, FamilyCare, SCHIP and SNP programs. The average premiums for our products vary significantly due to differences in the benefits offered and underlying medical conditions in the populations covered.

The following table sets forth the approximate number of our members in each of our products for the periods presented. SNP members are counted in both the AMERIVANTAGE and AMERIPLUS products when we receive two premiums for those members. Accordingly, membership counts represent an occurrence of payment under our contracts with our government partners.

	December 31,
Product	2006	2005

AMERICAID (Medicaid — TANF)	910,000	800,000
AMERIKIDS (SCHIP)	264,000	197,000
AMERIPLUS (Medicaid — SSI)	94,000	88,000
AMERIFAM (FamilyCare)	43,000	44,000
AMERIVANTAGE (SNP)	5,000	—

Total	1,316,000	1,129,000

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

AMERIPLUS is our managed healthcare product for SSI recipients. This population consists of the low-income aged, blind and disabled individuals. We began offering this product in 1998 and currently offer it in Florida, New Jersey, New York, Maryland, Houston, Texas and Virginia. Beginning in February 2007, we also offer the AMERIPLUS product in Ohio, and San Antonio, Texas and Austin, Texas. We expect our AMERIPLUS membership to grow as more states seek mandatory managed care solutions to address the needs of aged and disabled populations. Included in our AMERIPLUS membership are approximately 1,400 members added through a Florida program called Summit Care. The Summit Care (Long-Term Care Diversion) program helps seniors live safely in their homes or assisted living facilities as an alternative to nursing home care. Also included are approximately 100 members in CarePlus Connections, which is our managed long-term care product offered in New York City through our New York subsidiary, CarePlus.

AMERIFAM is our FamilyCare managed healthcare product designed for uninsured segments of the population other than SCHIP eligibles. AMERIFAM’s current focus is on the families of our SCHIP and Medicaid children. We offer this product in the District of Columbia, New Jersey, and New York where the program covers parents of SCHIP and Medicaid children.

AMERIVANTAGE is our SNP managed care product for dual eligibles. AMERIVANTAGE is available in Houston, Texas effective January 1, 2006, and Baltimore, Maryland effective January 1, 2007. AMERIPLUS members in these markets may now have their Medicare and Part D drug benefits covered in addition to their Medicaid benefits through AMERIPLUS. We are currently considering SNP applications for additional markets, to be submitted to CMS in 2007, in order to qualify for the January 1, 2008 effective date.

As of December 31, 2006, 92% of our 1,316,000 members were enrolled in TANF, SCHIP and FamilyCare programs. The remaining 8% were enrolled in SSI and SNP programs. For approximately 14,000 of our SSI enrollees, we provided only limited administrative services but did not provide health benefits. Additionally, certain benefits to SNP enrollees are provided solely through administrative services arrangements.

Disease and Medical Management Programs

We provide specific disease and medical management programs designed to meet the special healthcare needs of our members with chronic illnesses and medical conditions, to manage excessive costs and to improve the overall health of our members. We integrate our members’ behavioral health care with their physical health care utilizing our “IM3 — Integrated Medical Management Model”. Members are systematically contacted and screened utilizing standardized processes through our Early Case Finding Program. Members are stratified based on their physical, behavioral, and social needs and grouped for care management. We offer a continuum of care management including disease management, pharmacy integration, centralized telephonic case management, case management at the health plans, and field-based case management for some of our higher-risk members. These programs focus on preventing acute occurrences associated with chronic conditions by identifying at-risk members, monitoring their conditions and proactively managing their care. These disease management programs also facilitate members in the self management of chronic disease and include asthma, chronic obstructive pulmonary disease, coronary artery disease, congestive heart failure, diabetes, depression, schizophrenia, and HIV/AIDS. These disease management programs attained NCQA accreditation in 2006. We have a standardized, centralized screening process for incoming pregnant members to detect potentially high risk conditions. High risk members are entered in our high risk prenatal case management program. We also employ tools such as utilization review and pre-certification to reduce the excessive costs often associated with uncoordinated healthcare programs.

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

We believe that we can also increase and retain membership through marketing and education initiatives. We have a dedicated staff that actively supports and educates prospective and existing members and community organizations. Through programs such as Safe Kids, Power Zone and Taking Care of Baby and Me®, a prenatal program for pregnant mothers and their babies, we promote a healthy lifestyle, safety and good nutrition to our members. In addition to these personal health-related programs, we remain committed to the communities we serve.

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

We also have developed a strategy to bring education and services into the neighborhoods we serve with our Community Outreach Vehicles (COVs). The COVs are equipped to allow us to partner with various physicians, health educators and community/government organizations to bring health screenings and other resources into areas that would not typically have access to these services.

In several markets, we provide value-added benefits as a means to attract and retain members. These benefits include free memberships to the local Boys and Girls Clubs and vouchers for over-the-counter medications. We believe that our comprehensive approach to healthcare positions us well to serve our members, their providers and the communities in which they both live and work.

Provider Network

We facilitate access to healthcare services to our members through mutually non-exclusive contracts with PCPs, specialists, hospitals and ancillary providers. Either prior to or concurrent with bidding for new contracts, we establish a provider network in each of our service areas. The following table shows the total number of PCPs, specialists, hospitals and ancillary providers participating in each network as of December 31, 2006:

	Primary
	Care			Ancillary
Service Areas	Physicians	Specialists	Hospitals	Providers

Florida	1,639	6,263	98	2,002
Georgia	2,300	9,384	101	738
Maryland and D.C.	1,715	8,224	48	518
New Jersey	1,826	4,210	61	677
New York	2,058	9,462	57	1,882
Ohio	599	2,323	32	106
Texas	2,622	8,872	118	1,357
Virginia	397	1,465	11	97

Total	13,156	50,203	526	7,377

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

Provider Payment Methods

Fee-for-Service.  This is a reimbursement mechanism that pays providers based upon services performed. For the year ended December 31, 2006, approximately 96% of our expenses for direct health benefits were on a fee-for-service reimbursement basis, including fees paid to third-party vendors for ancillary services such as pharmacy, mental health, dental and vision benefits. The primary fee-for-service arrangements are maximum allowable fee schedule, per diem, case rates, percent of charges or any combination thereof. The following is a description of each of these mechanisms:

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

Capitation.  Some of our PCPs and specialists are paid on a fixed-fee per member basis, also known as capitation. Our arrangements with ancillary providers for vision, dental, home health, laboratory, and durable medical equipment may also be capitated.

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

Our Health Plans

We currently have nine active health plan subsidiaries offering healthcare services in the District of Columbia, Florida, Georgia, Maryland, New Jersey, New York, Ohio, Texas, and Virginia. Additionally, our HMO licensure for our new health plan in Tennessee is pending and we expect to commence operations in mid-2007 based on the most recent communication from the State of Tennessee. We expect our relationship with each of the following jurisdictions to continue. Each of our health plans have one or more contracts that expire at various times, as set forth below:

Market	Product	Term End Date

District of Columbia	TANF, SCHIP, FamilyCare	July 31, 2007
Florida (Non-Reform Contract)	TANF, SSI, SCHIP	August 31, 2009
Florida (Reform Contract)	TANF, SSI, SCHIP	June 30, 2009
Florida	SCHIP	September 30, 2007
Florida	SSI (Summit Care)	August 31, 2007
Georgia	TANF, SCHIP	June 30, 2007
Maryland(a)	TANF, SSI, SCHIP	—
Maryland(b)	Medicare Advantage/SNP	December 31, 2007
New Jersey	TANF, SSI, SCHIP, FamilyCare	June 30, 2007
New York — State Contract	TANF, SSI, FamilyCare	September 30, 2008
New York — City of New York	TANF, SSI	September 30, 2007
New York	SCHIP	June 30, 2007
New York	SSI (Managed Long-Term Care)	December 31, 2009
Ohio	TANF, SCHIP	June 30, 2007
Ohio	SSI	June 30, 2007
Virginia	TANF, SSI	June 30, 2007
Virginia	SCHIP	June 30, 2007
Tennessee(c)	TANF, SSI, SCHIP	June 30, 2010
Texas	Medicare Advantage/SNP	December 31, 2007
Texas	TANF, SCHIP	August 31, 2008
Texas(d)	SSI	January 31, 2007

(a)	Our Maryland contract does not have a set term but can be terminated by the Company upon 90 days written notice.

(b)	We were approved to operate a SNP effective January 1, 2007 in Maryland through our Maryland subsidiary, AMERIGROUP Maryland, Inc. Accordingly, we began enrolling SNP members in that market in 2007. The contract terminates December 31, 2007 with annual renewal options for successive one-year periods.

(c)	We entered into a contract with the State of Tennessee in August 2006 to offer healthcare coverage to low-income residents in the Middle-Grand Region of Tennessee through our subsidiary AMERIGROUP Tennessee, Inc. (d/b/a AMERIGROUP Community Care). The contract is expected to commence in mid-2007 and continue through June 30, 2010, with five one-year renewal options thereafter.

(d)	Our Texas SSI contract was renewed on February 1, 2007 and includes the expanded Houston service area, Austin, Texas and San Antonio, Texas.

All of our contracts, except those in the District of Columbia, Georgia and New Jersey, contain provisions for termination by us without cause generally upon written notice with a 30 to 180 day notification period.

As of December 31, 2006, we served members who received healthcare benefits through our 18 contracts with the regulatory entities in the jurisdictions in which we operate. Three of these contracts, which are with the States of Florida, Maryland and Texas, individually accounted for 10% or more of our revenues for the year ended December 31, 2006, with the largest of these contracts, Texas TANF and SCHIP, representing approximately 24% of our revenues. The following table sets forth the approximate number of our members we served in each state as of December 31, 2006, 2005 and 2004. Since we receive two premiums for members that are in both the AMERIVANTAGE and AMERIPLUS products, these members have been counted twice in the State of Texas. Accordingly, membership counts represent an occurrence of payment under our contracts with our government partners.

	December 31,
Market	2006	2005	2004

District of Columbia	40,000	41,000	41,000
Florida	202,000	219,000	229,000
Georgia	227,000	—	—
Illinois	—	41,000	37,000
Maryland	145,000	141,000	130,000
New Jersey	102,000	109,000	105,000
New York	126,000	138,000	—
Ohio	46,000	22,000	—
Texas	406,000	399,000	394,000
Virginia	22,000	19,000	—

Total	1,316,000	1,129,000	936,000

District of Columbia

Our Maryland subsidiary, AMERIGROUP Maryland, Inc., is also licensed as an HMO in the District of Columbia and became operational in the District of Columbia in August 1999. As of December 31, 2006, we had approximately 40,000 members in the District of Columbia. We believe that we have the largest Medicaid health plan membership in the District of Columbia. We offer AMERICAID, AMERIKIDS and AMERIFAM in the District of Columbia. Our contract with the District of Columbia extends through July 31, 2007. We anticipate the District of Columbia will enter into a reprocurement process in the first quarter of 2007 for the contract period beginning August 1, 2007, based on our most recent discussions with government representatives.

Florida

Our Florida subsidiary, AMERIGROUP Florida, Inc., is licensed as an HMO and became operational in January 2003 with the acquisition of PHP Holdings, Inc. In July 2003, we acquired the Medicaid contract rights and related assets of a health plan known as St. Augustine. As of December 31, 2006, we had approximately 202,000 members in Florida. Our current service areas include the metropolitan areas of Miami/Fort Lauderdale, Orlando and Tampa that include 15 counties in Florida. We believe we have the second largest Medicaid health plan membership in each of our Florida markets and in each market we offer AMERICAID, AMERIKIDS and AMERIPLUS. New TANF contracts were executed in the third quarter of 2006 and extend for a three year period. The TANF Non-Reform contract expires on August 31, 2009 and the TANF Reform contract (Broward County) expires June 30, 2009. The TANF Reform contract is a contract under the State’s Medicaid Reform pilot program. The TANF contracts can be terminated by either party upon 30 days notice. Our Summit Care contract was renewed in September 2006 and expires August 31, 2007. However, either party can terminate the contract upon 60 days notice. Currently, we are in good standing with the Department of Elder Affairs, the agency with regulatory oversight of the Long-Term Care program, and have no reason to believe that the contract will not be renewed. Our SCHIP contract, executed in October 2006 extends through September 30, 2007. The Florida Healthy Kids Corporation (FHKC), the agency with regulatory oversight of the SCHIP program, may enter into a reprocurement process for subsequent periods, or FHKC may opt to extend the existing contract.

Georgia

Our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc., is licensed as an HMO and began operations in June 2006 in the Atlanta Region, with an additional three region rollout in September 2006 in the North, East, and Southeast regions. As of December 31, 2006, we had approximately 227,000 members in Georgia. We believe we have the second largest Medicaid health plan membership in Georgia where we offer AMERICAID and AMERIKIDS. Our TANF and SCHIP contract with the State of Georgia expires on June 30, 2007, with the State’s option to renew the contract for six additional one-year terms. We anticipate that the State will renew our contract effective July 1, 2007.

Illinois

Our Illinois subsidiary, AMERIGROUP Illinois, Inc., allowed its contract with the Illinois Department of Healthcare and Family Services to terminate July 31, 2006. We do not expect the termination of this contract to have a material impact on the financial position, results of operations or liquidity of the Company.

Maryland

Our Maryland subsidiary, AMERIGROUP Maryland, Inc., is licensed as an HMO and became operational in June 1999. Our current service areas include 21 of the 24 counties in Maryland. As of December 31, 2006, we had approximately 145,000 members in Maryland. We believe that we have the largest Medicaid health plan membership in Maryland where we offer AMERICAID, AMERIKIDS and AMERIPLUS. Our contract with the State of Maryland does not have a set term. We can terminate our contract with Maryland by notifying the State by October 1st of any given year for an effective termination date of January 1st of the following year. The State may waive this timeframe if the circumstances warrant, including but not limited to reduction in rates outside the normal rate setting process or an MCO exit from the program. Additionally, effective January 1, 2007, AMERGROUP Maryland, Inc. began operating a SNP for dual eligibles in Maryland.

New Jersey

Our New Jersey subsidiary, AMERIGROUP New Jersey, Inc., is licensed as an HMO and became operational in February 1996. Our current service areas include 20 of the 21 counties in New Jersey. As of December 31, 2006, we had approximately 102,000 members in New Jersey. We believe that we have the third largest Medicaid health plan membership in New Jersey where we offer AMERICAID, AMERIPLUS, AMERIKIDS and AMERIFAM. Our contract with the State of New Jersey expires on June 30, 2007, with the State’s option to extend the contract on an annual basis through an executed contract amendment. We anticipate that the State will renew our contract effective July 1, 2007.

New York

Effective January 1, 2005, we acquired CarePlus, which is licensed as a Prepaid Health Services Plan (PHSP) in New York. CarePlus’ service areas include New York City, within the boroughs of Brooklyn, Manhattan, Queens and Staten Island, and Putnam County. We offer AMERICAID, AMERIKIDS and AMERIFAM in each of these boroughs of New York City and Putnam County. Effective January 1, 2007, we entered into amended TANF contracts with the State and City of New York expanding our service areas to the Bronx borough. The State TANF, SSI and FamilyCare contracts are for a term of three years (through September 30, 2008) with the State Department of Health’s option to extend for an additional two-year term. The City’s TANF contract has a two-year term (through September 30, 2007) with the City Department of Health’s option to extend for one additional three-year term. Our SCHIP contract with the State has been continued by contract extension through June 30, 2007. Our contract with the Department of Health under the Managed Long-Term Care Demonstration project terminated on December 31, 2006 and was renewed for a three-year term from January 1, 2007 through December 31, 2009. As of December 31, 2006, we had approximately 126,000 members in New York. We believe we have the sixth largest Medicaid health plan membership in our New York service areas.

Ohio

Our Ohio subsidiary, AMERIGROUP Ohio, Inc., is licensed as an HMO and began operations in September 2005 in the Cincinnati service area. Through a reprocurement process in early 2006, we were successful in retaining our Cincinnati service area and expanding to the Dayton service area, thereby servicing a total of 16 counties in Ohio. As of December 31, 2006, we had approximately 46,000 members in Ohio. We believe we have the second largest Medicaid health plan membership in our Ohio markets where we offer AMERICAID and AMERIKIDS. Our contract with the State of Ohio expires on June 30, 2007. We anticipate the State will renew our contract effective July 1, 2007. Additionally, beginning January 1, 2007 AMERIGROUP Ohio, Inc., began enrolling members in Medicaid’s ABD program in the Southwest Region of Ohio for a February 1, 2007 effective date. The Southwest Region includes eight counties near Cincinnati.

Texas

Our Texas subsidiary, AMERIGROUP Texas, Inc., is licensed as an HMO and became operational in September 1996. Our current service areas include the cities of Austin, Corpus Christi, Dallas, Fort Worth, and Houston and the surrounding counties. As of December 31, 2006, we had approximately 406,000 members in Texas. We believe that we have the largest Medicaid health plan membership in each of our Fort Worth and Houston markets, the second largest Medicaid health plan membership in our Austin and Dallas markets and the third largest Medicaid health plan membership in our Corpus Christi market. We offer AMERICAID in each of our Texas markets, AMERIKIDS in Dallas, Houston, Fort Worth and Corpus Christi, and AMERIPLUS in Houston. Our joint TANF and SCHIP contract is effective through August 31, 2008, with the State’s option to renew for up to an additional eight years. Our current AMERIPLUS contract expired on January 31, 2007. We entered into a new AMERIPLUS contract effective February 1, 2007, which includes the expanded Houston service area, Austin, Texas and San Antonio, Texas.

Effective January 1, 2006, AMERIGROUP Texas, Inc. began operations as a SNP to offer Medicare benefits to dual eligibles that live in and around Houston, Texas. AMERIGROUP Texas, Inc. already served these members through the Texas Medicaid STAR+PLUS program and now offers these members Medicare Parts A & B benefits and the Part D drug benefit under this new contract. Our participation in the Medicare Parts A & B and Part D programs is based upon assumptions regarding enrollment, utilization, physician, hospital and pharmaceutical costs and other factors. In the event any of these assumptions are materially incorrect, either as a result of unforeseen changes to Medicare Parts A & B and Part D or otherwise, our business, results of operations and financial condition could be materially adversely affected.

Virginia

Our Virginia subsidiary, AMERIGROUP Virginia, Inc., is licensed as an HMO and began operations in September 2005 serving 11 counties in Northern Virginia. As of December 31, 2006, we had approximately 22,000 members in Virginia. We believe we have the second largest Medicaid health plan membership in Northern Virginia where we offer AMERICAID, AMERIKIDS and AMERIPLUS. Our TANF, SSI, and SCHIP contracts with the Commonwealth of Virginia expire on June 30, 2007. We anticipate the State will renew our contract effective July 1, 2007.

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

In November 2003, we signed a software licensing agreement with The Trizetto Group, Inc. for their FACETS Extended Enterprise tm administrative system (FACETS). During 2006, we continued to invest in the implementation and testing of FACETS with a staggered conversion to FACETS by health plan beginning in 2005 and continuing through 2008. Additionally, all new health plans are implemented using FACETS. As of December 31, 2006, we are processing claims payments for our Texas and Georgia health plans using FACETS for dates of service subsequent to October 1, 2005 and June 1, 2006, respectively, which represents claims for approximately 48% of our current membership. We currently expect that FACETS will meet our software needs and will support our long-term growth strategies.

Competition

Our principal competitors for state contracts, members and providers consist of the following types of organizations:

•	Traditional Fee-for-Service — Original unmanaged provider payment system whereby the state governments pay providers directly for services provided to Medicaid members.

•	Primary Care Case Management Programs (PCCMs) — Programs established by the states through contracts with PCPs to provide primary care services to the Medicaid recipient, as well as provide limited oversight over other services.

•	Commercial HMOs — National and regional commercial managed care organizations that have Medicaid and Medicare members in addition to members in private commercial plans.

•	Medicaid HMOs — Managed care organizations that focus solely on serving people who receive healthcare benefits through Medicaid.

•	Medicare Coordinated Care Plans — Managed care organizations that focus on serving people who receive healthcare benefits through Medicare. These plans also may include Medicare Part D prescription coverage.

•	Private Fee-For-Service Organizations — These organizations provide the standard fee-for-service arrangements of Medicare, but are run by private plans and may or may not include a prescription drug plan.

•	Medicare Part D Plans — These plans offer Medicare beneficiaries prescription drug coverage only, while members of these plans continue to receive their medical benefits from either another Medicare plan or Medicare Fee-For-Service.

We will continue to face varying levels of competition as we expand in our existing service areas or enter new markets. Healthcare reform proposals may cause a number of commercial managed care organizations already in our service areas to decide to enter or exit the Medicaid market.

We compete with other managed care organizations to obtain state contracts, as well as to attract new members and to retain existing members. States generally use either a formal procurement process reviewing many bidders or award individual contracts to qualified applicants that apply for entry to the program. In order to be awarded a state contract, state governments consider many factors, which include providing quality care, satisfying financial requirements, demonstrating an ability to deliver services, and establishing networks and infrastructure. People who wish to enroll in a managed healthcare plan or to change healthcare plans typically choose a plan based on the service offered, ease of access to services, a specific provider being part of the network and the availability of supplemental benefits.

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

Regulated Entities

Our health plan subsidiaries in the District of Columbia, Florida, Georgia, Maryland, New Jersey, Ohio, Texas, and Virginia are authorized to operate as HMOs and our health plan subsidiary in New York is authorized to operate as a PHSP. In each of the jurisdictions in which we operate, we are regulated by the relevant health, insurance and/or human services departments that oversee the activities of HMOs and PHSPs providing or arranging to provide services to Medicaid enrollees.

The process for obtaining the authorization to operate as an HMO or PHSP is lengthy and complicated and requires demonstration to the regulators of the adequacy of the health plan’s organizational structure, financial resources, utilization review, quality assurance programs and complaint procedures. Both under state HMO and PHSP statutes and state insurance laws, our health plan subsidiaries must comply with minimum net worth requirements and other financial requirements, such as minimum capital, deposit and reserve requirements. Insurance regulations may also require the prior state approval of acquisitions of other managed care organizations’ businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Each of our subsidiaries is also subject to periodic reporting requirements. In addition, each health plan must meet numerous criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

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

Waivers are approved for two-year periods and can be renewed on an ongoing basis if the state applies. A 1915(b) waiver cannot negatively impact beneficiary access or quality of care and must be cost-effective. Managed care initiatives may be state-wide and required for all classes of Medicaid eligible recipients, or may be limited to service areas and classes of recipients. All jurisdictions in which we operate have some sort of mandatory Medicaid program. However, under the waivers pursuant to which the mandatory programs have been implemented, there must be at least two managed care plans operating from which Medicaid eligible recipients may choose.

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

In all the states in which we operate, we must enter into a contract with the state’s Medicaid regulator in order to be a Medicaid managed care organization. States generally use either a formal proposal process, reviewing many bidders, or award individual contracts to qualified applicants that apply for entry to the program. Although other states have done so in the past and may do so in the future, currently the District of Columbia, Florida, Georgia, Ohio and Texas are the only jurisdictions in which we operate that use competitive bidding processes.

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

Our contracts with CMS are calendar year based and are renewed annually, and most recently were renewed as of January 1, 2007.

CMS requires that each Medicare Advantage plan meet the regulatory requirements set forth at 42 CFR 422 and the operational requirements described in the Medicare Managed Care (MMC) Manual. The MMC Manual provides the detailed requirements that apply to our Medicare line of business including provisions related to:

•	enrollment and disenrollment,

•	marketing;

•	benefits and beneficiary protections,

•	quality assessment,

•	relationships with providers,

•	payment from CMS,

•	premiums and cost-sharing,

•	our contract with CMS,

•	the effect of a change of ownership during the contract period with CMS, and

•	beneficiary grievances, organization determinations, and appeals.

CMS provides additional guidance on reporting in separate documents.

As a Medicare Advantage Prescription Drug Plan that offers a SNP we are also contractually obligated to meet the requirements outlined in 42 CFR 423 and the Prescription Drug Benefit (PDB) Manual. The PDB Manual provides the detailed requirements that apply only to the prescription drug benefits portion of our Medicare line of business. The PDB provides detailed requirements related to:

•	benefits and beneficiary protections,

•	Part D drugs and formulary requirements,

•	marketing (included in the MMC Manual),

•	enrollment and disenrollment guidance,

•	quality improvement and medication therapy management,

•	fraud, waste and abuse,

•	coordination of benefits, and

•	Part D grievances, coverage determinations, and appeals.

CMS provides additional guidance on the Part D reporting requirements in separate documents.

In addition to the requirements outlined above, CMS requires that each Medicare Advantage plan conduct ongoing monitoring of its internal compliance with the requirements and well as oversight of any delegated vendors.

We continue to work with CMS and the states on implementing the Deficit Reduction Act of 2005. CMS issued guidelines to the states on June 9, 2006, requiring proof of citizenship for all new enrollees and for re-enrollments. The regulations that came out in early July 2006 further exempted SSI recipients and certain other groups and permitted use of school records for children, where appropriate. At this point, we do not anticipate nor have we seen any evidence of any significant impact on membership as a result of this provision, as most of the states have been trying to reduce the burden of these requirements of this provision for beneficiaries. Georgia and New York already required proof of citizenship and to date, we have not been notified of any known enrollment issues. Texas is using electronic records to assist beneficiaries and Virginia has retrained all of its enrollment officers to ensure a smooth transition. CMS is also planning a widespread outreach effort to help beneficiaries understand the Deficit Reduction Act of 2005. However, we can give no assurances that these guidelines will not impact our membership adversely, thereby negatively impacting our financial position, results of operations and liquidity.

Additional Federal Regulation

HIPAA

In accordance with the Health Insurance Portability and Accountability Act of 1996 (HIPAA), health plans are required to comply with all HIPAA regulations relating to standards for electronic transactions and code sets (T&CS), privacy of health information, security of healthcare information, national provider identifiers, and national employer identifiers.

AMERIGROUP implemented its privacy compliance program by April 14, 2003. AMERIGROUP received a two-year privacy accreditation from the Utilization Review Accreditation Commission on November 1, 2003 and was re-accredited for an additional two years on November 1, 2005. In accordance with CMS guidance regarding compliance with T&CS regulations, AMERIGROUP implemented a T&CS contingency plan in March 2003, and has since acted aggressively to complete implementation of the T&CS regulations, subject to compliance by its trading partners and the various state Medicaid programs. AMERIGROUP complies with HHS security regulations as of April 20, 2005 related to protected health information in electronic form and information systems.

Implementation of the National Provider Identifier (NPI) is required by May 27, 2007. We began a gap analysis for implementation of the NPI in early 2006 and we have engineered a dual claims acceptance capability to enable acceptance of both NPI and non-NPI submitted claims. Future costs will be incurred in 2007 to implement the NPI standards.

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

The Bill includes some provisions that directly affect Medicaid managed care companies. It prohibits the further use of Medicaid Managed Care Organizations (MCO) provider taxes for purposes of receiving federal financial participation. In order for a provider tax to be eligible for a federal match, it must be broad based and not limited to Medicaid MCO plans only. The legislation, however, provides an exemption for states that currently have MCO provider taxes in effect and allows these programs to remain in existence through September 2009. The Bill also establishes a payment ceiling for emergency room services provided by a hospital provider not under contract with a Medicaid MCO. The legislation limits payments to no more than amounts under Medicaid Fee-For-Service for out-of-network emergency services.

Congress passed at the end of its session in December, 2006 a bill entitled “Tax Relief and Health Care Act of 2006” which limits the amount of premium tax a state can impose to 5.5% for the period of January 1, 2008 to September 30, 2011. On September 30, 2011, the tax will revert back to the 6.0% cap that had been in place under current law. The President had recommended that the cap be reduced to 3.0%, but Congress instead made a temporary reduction to 5.5%. We believe it is unlikely additional legislation will address this issue in the near future.

States are beginning to examine the many changes that these two pieces of legislation will bring to the Medicaid program. It is uncertain if states will make significant changes to their Medicaid programs in the near future.

President’s 2008 Budget

The President’s proposed budget for fiscal year 2008 includes many initiatives involving healthcare that will be top priorities in the coming year. SCHIP, a program created in 1997, is up for reauthorization this coming year. Leaders in Congress have said this will be their top health legislative item this year. The President’s budget includes an additional $5 billion for SCHIP over the next five years. Many in Congress are advocating a major initiative to cover the estimated six million children who are uninsured and eligible for SCHIP or Medicaid, but are not currently enrolled. Legislative bills may request as much as an additional $60 billion for SCHIP over the next five years. It is likely that Congress will take some action on this issue during the coming year, although the specific Congressional actions cannot be predicted. The amount of funding, changes in eligibility, and other policy changes under the program could affect our business, positively or negatively, depending on the final legislation.

The President’s budget also includes a number of regulatory and legislative initiatives for Medicaid. The Department of Health and Human Services released a proposed rule in January 2007 that would limit the use of Intergovernmental Transfer (IGT) payments by limiting payments to no more than the cost of services. This policy change, if implemented, could affect our business where IGT’s are in use, either positively or negatively depending on state policy responses. The President’s Budget also proposes changes to pricing of prescription drugs in Medicaid and how Medicare Part B and D premium payments are set and indexed. In addition, some in Congress are recommending changes to the rates of Medicare Advantage plans as a way to find budget savings. It is unclear which of these initiatives, if any, will succeed, but any of these initiatives could affect our business either, positively or negatively depending on the legislation.

Finally, to address the issue of the uninsured, the President recommends capping the tax benefits an individual may receive from employer sponsored health coverage, and also to allow people who purchase health insurance on the individual market to receive the same tax benefit that employees get who receive their coverage from their employer. It is expected that this issue, and other policy issues around the uninsured, will be debated throughout the year, though it is unlikely that major legislation will be passed on this topic this year.

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

The Medicaid Commission submitted its Final Report and Recommendations to Secretary Leavitt on December 29, 2006. This second report made recommendations around the long-term sustainability of the program. The report included recommendations in the area of Long-Term Care, Benefit Design, Eligibility, Health Information Technology, and Quality and Care Coordination. The report emphasized consumer choice, changes in policy that eliminated “institutional bias,” and integrating care in the most appropriate setting. The report recommended that a new program for dual eligibles be established, at state option, called the “Medicaid Advantage” program. Federal funding for the Medicare portion of the payments would continue on a capitated basis to the state, but the states would be responsible for the overall program. This would integrate care for the elderly and disabled by having one program, rather than two.

We believe there has been limited interest in the final recommendations of the Medicaid Commission. We believe Congress is unlikely at this point to use the Commission’s findings as a basis for moving forward on Medicaid policy issues in the coming year.

Patients’ Rights Legislation

The U.S. Congress has considered several versions of patients’ rights legislations in previous sessions of Congress in the late 1990’s and early 2000’s. Given the make-up of the new 110th Congress, this issue could emerge again as a major issue of debate. Legislation could expand our potential exposure to lawsuits and increase our regulatory compliance costs. Depending on the final form of any patients’ rights legislation, such legislation could, among other things, expose us to liability for economic and punitive damages for making determinations that deny benefits or delay beneficiaries’ receipt of benefits as a result of our medical necessity or other coverage determinations. We cannot predict whether patients’ rights legislation will be reconsidered in the future or if enacted, what final form such legislation might take.

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

Employees

As of December 31, 2006, we had approximately 3,500 employees. Our employees are not represented by a union. We believe our relationships with our employees are generally good.

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

In accordance with New York Stock Exchange (NYSE) Rules, on June 9, 2006, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Item 1A.	Risk Factors

RISK FACTORS

Risks related to being a regulated entity

Changes in government regulations designed to protect providers and members could force us to change how we operate and could harm our business.

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

We principally operate through our health plan subsidiaries. These subsidiaries are subject to regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. We also have administrative services agreements with our subsidiaries in which we agree to provide them with services and benefits (both tangible and intangible) in exchange for the payment of a fee. If the regulators were to deny our subsidiaries’ requests to pay dividends to us or restrict or disallow the payment of the administrative fee or not allow us to recover the costs of providing the services under our administrative services agreement or require a significant change in the timing or manner in which we recover those costs, the funds available to our Company as a whole would be limited, which could harm our ability to implement our business strategy, expand our infrastructure, improve our information technology systems, make needed capital expenditures, service our debt and negatively impact our liquidity.

Regulations could limit our profits as a percentage of revenues.

Our New Jersey and Maryland subsidiaries as well as our AMERIKIDS product in Florida are subject to minimum medical expense levels as a percentage of premium revenue. Our Florida subsidiary is subject to minimum behavioral health expense levels as a percentage of behavioral health premium revenues. In New Jersey, Maryland and Florida, premium revenue recoupment may occur if these levels are not met. In addition, our Ohio subsidiary is subject to certain administrative limits. These regulatory requirements, changes in these requirements and additional requirements by our other regulators could limit our ability to increase or maintain our overall profits as a percentage of revenues, which could harm our operating results. We have been required, and may in the future be required, to make payments to the states as a result of not meeting these expense levels. Additionally, we could be required to file a corrective plan of action with the states and we could be subject to fines and additional corrective action measures if we did not comply with the corrective plan of action. Our failure to comply could also affect future rate determinations and membership enrollment levels. These limitations could negatively impact our revenues and operating results.

Our Texas health plan is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2004 have been audited by a contracted auditing firm retained by the State of Texas. In their report, the auditor challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to the health plan under the administrative services agreement. We are not certain whether there has been an ultimate determination by the State of Texas with respect to the recommendation to exclude these expenses as defined in the report. The audit of the contract year ending August 31, 2005 is currently being conducted by the state contracted firm and the audit of the contract year ended August 31, 2006 is expected to commence in mid-2007. Although we believe that the rebate calculations were done appropriately, if the regulators were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods.

Failure to comply with the terms of our contracts with our government partners could negatively impact our profitability and subject us to fines and penalties.

Our contracts with our government partners contain certain provisions with regards to data submission, provider network maintenance, quality measures, and other requirements specific to state and program regulations. If we fail to comply with these requirements, we may be subject to fines and penalties that could impact our profitability. Additionally, we could be required to file a corrective plan of action with the state and we could be subject to fines and additional corrective action measures if we did not comply with the corrective plan of action. Our failure to comply could also affect future membership enrollment levels. These limitations could negatively impact our revenues and operating results.

In December 2006, our New Jersey subsidiary received a notice of deficiency for failure to maintain provider network requirements in several New Jersey counties as required by our Medicaid contract. We submitted to the State of New Jersey a corrective action plan and a request for a waiver of certain contractual provisions in December 2006 and January 2007. The State of New Jersey is considering our requests for waivers, and we have been granted an extension to correct the network deficiencies through June 2007. Prior to the expiration of the extension, we will work with the State of New Jersey to correct certain electronic records and to correct the network deficiencies. Although we believe that we will be able to resolve this issue, if the State of New Jersey does not grant further waivers and imposes fines and penalties our financial results could be materially impacted.

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

We cannot give any assurance that we will not be subject to material fines or other sanctions in the future. If we became subject to material fines or if other sanctions or other corrective actions were imposed upon us, our ability to continue to operate our business could be materially and adversely affected. From time-to-time we have been subject to sanctions as a result of violations of marketing regulations in Florida and New York and for failure to meet timeliness of the payment requirements in New Jersey. In 2005, our Florida and New York plans were fined for marketing violations. In 2004 and 2003, our Florida plan was fined for marketing violations. Although we train our employees with respect to compliance with state and federal laws and the marketing rules of each of the states in which we do business, no assurance can be given that violations will not occur.

We are, or may become subject to, various federal and state laws designed to address healthcare fraud and abuse, including false claims laws. Federal and state laws prohibit the submission of false claims and other acts that are considered fraudulent or abusive. The submission of claims to a federal or state healthcare program for items and services that are determined to be “not provided as claimed” may lead to the imposition of civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in state and federally funded healthcare programs, including the Medicare and Medicaid programs.

The Deficit Reduction Act of 2005 (DRA) requires all entities that receive $5.0 million or more in annual Medicaid funds to establish specific written policies for their employees, contractors, and agents regarding various false claims-related laws and whistleblower protections under such laws as well as provisions regarding their polices and procedures for detecting and preventing fraud, waste and abuse. These requirements are conditions of receiving all future payments under the Medicaid program. Entities were required to comply with the compliance related provisions of the DRA by January 1, 2007. The federal government provided limited guidance regarding acceptable measures of compliance in late December 2006. We believe that we have made appropriate efforts to meet the requirements of the compliance provisions of the DRA. However, if it is determined that we have not met the requirements appropriately, we could be subject to civil penalties and/or be barred from receiving future payments under the Medicaid programs in the states in which we operate thereby materially adversely affecting our business, results of operation and financial condition.

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

The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over our financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to continue to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

Compliance with new federal and state rules and regulations may require us to make unanticipated expenditures.

The federal government and the governments of the states in which we operate have in the past and may in the future pass laws implementing regulations which have had or may have the effect of changing the way we do business or raising the cost of doing business. Regulations implementing HIPAA have had such an effect. In 2003, regulations were promulgated under HIPAA requiring the use of electronic transactions and code sets for healthcare claims and payment transactions submitted or received electronically and to protect the security and privacy of health-related information. Regulations have now been promulgated requiring the implementation of the NPI by May of 2007. Costs will be incurred in the future to implement NPI, although no estimate can be made at this time as to the cost of compliance and implementation.

Changes in healthcare laws could reduce our profitability.

Numerous proposals relating to changes in healthcare law have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. These include Medicaid reform initiatives in Florida, as well as waivers requested by states for various elements of their programs. Changes in applicable laws and regulations are continually being considered and interpretations of existing laws and rules may also change from time-to-time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business. Although some of the recent changes in government regulations, such as the removal of the requirements on the enrollment mix between commercial and public sector membership, have encouraged managed care participation in public sector programs, we are unable to predict whether new laws or proposals will continue to favor or hinder the growth of managed healthcare.

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

The Bill includes some provisions that directly affect Medicaid managed care companies. It prohibits the further use of Medicaid provider taxes for purposes of receiving federal financial participation. In order for a provider tax to be eligible for a federal match, it must be broad based and not limited to Medicaid plans only. The legislation, however, provides an exemption for states that currently have provider taxes in effect and allows these programs to remain in existence through September of 2009. The Bill also establishes a payment ceiling for emergency room services provided by a hospital provider not under contract with a Medicaid HMO. It limits payments to no more than Medicaid Fee-For-Service amounts for out-of-network emergency services.

Congress passed at the end of its session in December, 2006 a bill entitled “Tax Relief and Health Care Act of 2006” which limits the amount of premium tax a state can impose to 5.5% for the period of January 1, 2008 to September 30, 2011. On September 30, 2011, the tax will revert back to the 6.0% cap that had been in place under current law. The President had recommended that the cap be reduced to 3.0%, but Congress instead made a temporary reduction to 5.5%. We believe it is unlikely additional legislation will address this issue in the near future.

States are beginning to examine the many changes that these pieces of legislation will bring to the Medicaid program. It is uncertain if states will make significant changes to their Medicaid programs in the near future, but such changes, depending on their scope, could impact our revenue or membership.

The President’s proposed budget for fiscal year 2008 includes many initiatives involving healthcare that will be top priorities in the coming year. SCHIP, a program created in 1997, is up for reauthorization this coming year. Leaders in Congress have said this will be their top health legislative item this year. The President’s budget includes an additional $5 billion for SCHIP over the next five years. Many in Congress are advocating a major initiative to cover the estimated six million children who are uninsured and eligible for SCHIP or Medicaid, but are not currently enrolled. Legislative bills may request as much as an additional $60 billion for SCHIP over the next five years. It is likely that Congress will take some action on this issue during the coming year, although the specific Congressional actions cannot be predicted. The amount of funding, changes in eligibility, and other policy changes under the program could affect our business, positively or negatively, depending on the final legislation.

The President’s budget also includes a number of regulatory and legislative initiatives for Medicaid. The Department of Health and Human Services released a proposed rule in January 2007 that would limit the use of Intergovernmental Transfer (IGT) payments by limiting payments to no more than the cost of services. This policy change, if implemented, could affect our business where IGT’s are in use, either positively or negatively depending on state policy responses. The President’s Budget also proposes changes to pricing of prescription drugs in Medicaid and how Medicare Part B and D premium payments are set and indexed. In addition, some in Congress are recommending changes to the rates of Medicare Advantage plans as a way to find budget savings. It is unclear which of these initiatives, if any, will succeed, but any of these initiatives could affect our business either, positively or negatively depending on the legislation.

Finally, to address the issue of the uninsured, the President recommends capping the tax benefits an individual may receive from employer sponsored health coverage, and also to allow people who purchase health insurance on the individual market to receive the same tax benefit that employees get who receive their coverage from their employer. It is expected that this issue, and other policy issues around the uninsured, will be debated throughout the year, though it is unlikely that major legislation will be passed on this topic this year.

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

If state governments do not renew our contracts on favorable terms or we fail to retain our contracts as a result of a re-bidding process, our business will suffer.

As of December 31, 2006, we served members who received healthcare benefits through 18 contracts with the regulatory entities in the jurisdictions in which we operate. Three of these contracts, which are with the States of Florida, Maryland and Texas, individually accounted for 10% or more of our revenues for the year ended December 31, 2006, with the largest of these contracts, Texas, representing approximately 24% of our revenues. If any of our contracts were not renewed on favorable terms or were terminated for cause, our business would suffer. All our contracts have been extended until at least mid-2007. Termination or non-renewal of any single contract could materially impact our revenues and operating results.

Some of our contracts are subject to a re-bidding or re-application process. For example, our Texas markets are re-bid every six years (and were last re-bid in 2005) and the District of Columbia and Florida SCHIP contracts may be re-bid during 2007. If we lost a contract through the re-bidding process, or if an increased number of competitors were awarded contracts in a specific market, our operating results could be materially and adversely affected.

Delays in program expansions or contract changes could negatively impact our business.

In any program start-up, expansion, or re-bid, the state’s ability to manage the implementation as designed may be affected by factors beyond our control. These include political considerations, network development, contract appeals, membership assignment/allocation for members who do not self-select, and errors in the bidding process, as well as difficulties experienced by other private vendors involved in the implementation, such as enrollment brokers. Our business, particularly plans for expansion or increased membership levels, could be negatively impacted by these delays or changes. For example, in 2007, we anticipate a significant increase in our business related to entering the State of Tennessee. If the State delays or changes the contract terms, including the enrollment process, marketing rules, or reimbursement rules, our business could be negatively impacted.

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

We rely on the accuracy of eligibility lists provided by the state government, and in the case of our SNP members, by the federal government. Inaccuracies in those lists would negatively affect our results of operations.

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

Our operations are conducted through our wholly-owned subsidiaries, which include HMOs and one PHSP. HMOs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Additionally, state regulatory agencies may require, at their discretion, individual regulated entities to maintain statutory capital levels higher than the state regulations. If this were to occur to one of our subsidiaries, we may be required to make additional capital contributions to the affected subsidiary. Any additional capital contribution made to one of the affected subsidiaries could have a material adverse effect on our liquidity and our ability to grow.

Risks related to our business

Results of our Qui Tam litigation could negatively impact our revenues, profitability and cash flows.

On October 30, 2006, the jury in the Qui Tam litigation against the Company and AMERIGROUP Illinois, Inc. returned a verdict in favor of the plaintiffs in the amount of $48.0 million, which under applicable law will be trebled to $144.0 million, plus penalties. The jury also found that there were 18,130 false claims. Under the Federal False Claims Act, false claims carry a penalty of between $5,500 and $11,000 per claim. Under the Illinois Whistleblower and Reward and Protection Act, 740 ILC 175/3, false claims carry a penalty of between $5,000 and $10,000 per claim.

On November 22, 2006, the Court entered a judgment in the amount of $48.0 million and we posted an irrevocable letter of credit in the amount of $50.4 million with the Court to stay the execution of the judgment.

All parties have filed post trial motions. We filed motions for a new trial and remittitur and for judgment as a matter of law and the plaintiffs filed motions to treble the civil judgment, impose the maximum fines and penalties and to assess attorney’s fees, costs and expenses against us.

All of the post-trial motions were timely filed by the parties in January and February 2007.

On February 20, 2007, the Court heard oral arguments on the post-trial motions. The Court has not yet ruled on the motions, but we expect that a ruling is imminent. In the event that the Court rules in favor of the plaintiffs’ motions, the Court could enter a judgment against us and our Illinois subsidiary in an amount up to $524.7 million, plus attorneys’ fees, costs and expenses of plaintiffs’ counsel. In the event that the Court denies our motions, we intend to appeal the judgment to the U.S. Court of Appeals for the Seventh Circuit.

In order to stay the execution of the judgment of the Court during the pendency of our appeal, we may be required to establish a supersedeas bond equal to an amount set forth by the Court in its final judgment, plus one year of interest. We may raise the necessary financing to collateralize a letter of credit in favor of the Court through any combination of one or more of the following: (i) borrowing additional amounts under our Credit Agreement; (ii) using existing unregulated cash and investments; (iii) issuing debt, preferred stock and/or equity securities (including debt securities or preferred stock convertible into our common equity), under our shelf registration and/or in one or more public or Rule 144A offerings or privately negotiated transactions; and/or (iv) entering into additional credit arrangements. If we incur additional debt, it may limit our access to capital in the future which could impact our ability to meet statutory net worth requirements in the states in which we do business and limit our ability to pursue acquisition opportunities or enter new states. Additionally, any new credit arrangement may call for significant debt service requirements and have less favorable interest terms than under our current Credit Agreement. Any issuance of equity securities or debt or preferred stock convertible into our equity securities could have a material adverse effect on the trading price of our common stock. Depending upon the ultimate outcome, the amount of the final judgment against us could negatively impact our liquidity and could cause any amounts borrowed, or otherwise owed, under the Credit Agreement to become due and payable.

In order to ensure available funds to collateralize a letter of credit for the required supersedeas bond, on January 19, 2007, we entered into a commitment letter with Goldman Sachs Credit Partners L.P. (GSCP) and Wachovia Capital Markets, LLC (WCM), for a senior secured credit facility of up to $600.0 million in the aggregate (the Commitment Letter). Subject to the terms of the Commitment Letter, GSCP and WCM have committed to provide (i) up to $550.0 million of financing under a senior secured synthetic letter of credit facility (the Synthetic LC Facility) and (ii) up to $50.0 million of financing under a senior secured revolving credit facility (the Revolver Facility and collectively with the Synthetic LC Facility, the Facilities), each with a term of up to five years.

Should the Facilities be finalized, the primary purpose of the Synthetic LC Facility would be to collateralize an irrevocable letter of credit for the supersedeas bond in order to stay the enforcement of the judgment in the event the Court enters a final judgment in excess of the initial $48.0 million jury verdict entered by the Court on November 2, 2006. The Revolver Facility would be expected to be available to refinance and supercede the Company’s existing credit facility, for ongoing working capital and general corporate purposes.

The documentation governing the Facilities has not been finalized and the actual terms, amounts and uses of the Facilities may differ from those described herein. There can be no assurance that we will be able to finalize the documentation governing the Facilities or that we will be able to satisfy the conditions to close the Facilities. In the event that we are unable to close the Facilities, no assurance can be given that we would be able to (i) obtain a bond in a form necessary to stay enforcement of the judgment or (ii) arrange alternative financing necessary to obtain a bond that would not have a material adverse effect on our financial position, results of operations or liquidity.

The Commitment Letter conditions the availability of the Facilities on certain customary closing conditions, including but not limited to (i) the absence of a material adverse change (other than the judgment), (ii) the execution of satisfactory definitive loan and closing documentation, (iii) timeframe limitations, (iv) the accuracy of our representations and warranties at closing, (v) the delivery of certain financial statements, and (vi) our satisfaction of a maximum leverage ratio and a minimum unrestricted cash balance at closing.

The loan documents governing the Facilities are expected to contain representations and warranties, financial, affirmative and negative covenants and events of default as are usual and customary for financings of this kind. Our obligations under the Facilities will be secured by a first priority security interest in all of our assets and a pledge of 100% of the capital stock of each of our domestic subsidiaries (other than immaterial subsidiaries) of the Company.

We have not recorded any amounts in the Consolidated Financial Statements for unfavorable outcomes, if any, resulting from this Qui Tam litigation. There can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity. If we were to incur significant losses in connection with the Qui Tam litigation, the Company could fail to meet certain financial covenants and/or other provisions under its Credit Agreement which would render the Company in default under the

Credit Agreement, thereby causing, among other things, any amounts borrowed, or otherwise owed, under the Credit Agreement to become due and payable.

As a result of the Qui Tam litigation, it is possible that state or federal governments will subject the Company to greater regulatory scrutiny, investigation, action, or litigation. We have proactively been in contact with all of the insurance and Medicaid regulators in the states in which we operate as well as the Office of the Inspector General of the Department of Health and Human Services (OIG), with respect to the practices at issue in the Qui Tam litigation. In connection with our discussions with the OIG we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006 until September 30, 2007. In some circumstances, state or federal governments may move to exclude a company from contracts as a result of a civil verdict under the False Claims Act. We are unable to predict at this time what, if any, further action any state of federal regulators may take. Exclusion is a discretionary step which we believe would not be commenced, if at all, until all appeals had been exhausted. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

It is also possible that plaintiffs in other states could bring similar litigation against the Company. While we believe that the practices at issue in the Qui Tam litigation have not occurred outside of the operations of the Company’s Illinois subsidiary, a successful verdict in similar litigation in another state could have a material adverse effect on our financial position, results of operations or liquidity. For more information, see Part I, Item 3, Legal Proceedings and Part II, Item 7, Litigation and Capital Resources.

Receipt of inadequate or significantly delayed premiums would negatively impact our revenues, profitability and cash flow.

Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract, and we are obligated during the contract period to facilitate access to healthcare services as established by the state governments. We have less control over costs related to the provision of healthcare than we do over our selling, general and administrative expenses. Historically, our reported expenses related to health benefits as a percentage of premium revenue have fluctuated. For example, our expenses related to health benefits were 81.1% of our premium revenue in 2006, and 84.7% of our premium revenue in 2005. If health benefits costs increase at a higher rate than premium increases, our earnings would be impacted negatively. In addition, if there is a significant delay in our receipt of premiums to offset previously incurred health benefits costs increases, our earnings could be negatively impacted.

Premiums are contractually payable to us before or during the month for services that we are obligated to provide to our members. Our cash flow would be negatively impacted if premium payments are not made according to contract terms.

Our inability to manage medical costs effectively would reduce our profitability.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. Changes in healthcare regulations and practices, level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels or natural disasters, are beyond our control and could reduce our ability to predict and effectively control the costs of healthcare services. Although we attempt to manage medical costs through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, and our information systems and reinsurance arrangements, we may not be able to manage costs effectively in the future. In addition, new products, such as SNP, or new markets, such as Georgia or Tennessee, could pose new and unexpected challenges to effectively manage medical costs. It is possible that there could be an increase in the volume or value of appeals for claims previously denied and claims previously paid to non-network providers will be appealed and subsequently reprocessed at higher amounts. This would result in an adjustment to claims expense. If our costs for medical services increase, our profits could be reduced, or we may not remain profitable.

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

Our medical expenses include estimates of claims that are yet to be received, or incurred but not reported (IBNR). We estimate our IBNR medical expenses based on a number of factors, including authorization data, prior claims experience, maturity of markets, complexity and mix of products and stability of provider networks. Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when underlying assumptions or factors used to estimate IBNR change. In 2006, we recorded an adjustment to reduce IBNR of approximately $28.7 million related to 2005 and prior periods as a result of changes in estimate based on actual claims payments through December 31, 2006. This adjustment favorably impacted our results of operations for the year ended December 31, 2006. In addition to using our internal resources, we utilize the services of independent actuaries who are contracted on a routine basis to calculate and review the adequacy of our medical liabilities. We cannot be sure that our current or future IBNR estimates are adequate or that any further adjustments to such IBNR estimates will not harm or benefit our results of operations. Further, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the harm on our results. Though we employ our best efforts to estimate our IBNR at each reporting date, we can give no assurance that the ultimate results will not materially differ from our estimates resulting in a material increase or decrease in our health benefits expenses in the period such difference is determined. New products, such as SNP, or new markets, such as Georgia or Tennessee, could pose new and unexpected challenges to effectively predict medical costs.

Our inability to operate new business opportunities at underwritten levels could have a material adverse effect on our business.

In underwriting new business opportunities we must estimate future medical expenses. We utilize a range of information and develop numerous assumptions. The information we use can often include, but is not limited to, historical cost data, population demographics, experience from other markets, trend assumptions and other general underwriting factors. The information we utilize may be inadequate or not applicable and our assumptions may be incorrect. If our underwriting estimates are incorrect our cost experience could be materially different than expected. If costs are higher than expected, our operating results could be adversely affected.

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

Our existing credit facility imposes certain restrictions on acquisitions. We may become subject to more limitations under any future credit facility. We may not be able to meet these restrictions.

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

We have experienced rapid growth. In 1996, we had $22.9 million of premium revenue. In 2006, we had $2,795.8 million in premium revenue. This increase represents a compounded annual growth rate of 61.7%.

Depending on acquisition and other opportunities, we expect to continue to grow rapidly. Continued growth could place a significant strain on our management and on other resources. We anticipate that continued growth, if any, will require us to continue to recruit, hire, train and retain a substantial number of new and highly skilled medical, administrative, information technology, finance and other support personnel. Our ability to compete effectively depends upon our ability to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we continue to experience rapid growth, our personnel, systems, procedures and controls may be inadequate to support our operations, and our management may fail to anticipate adequately all demands that growth will place on our resources. In addition, due to the initial costs incurred upon the acquisition of new businesses, rapid growth could adversely affect our short-

term profitability. Our inability to manage growth effectively or our inability to grow could have a negative impact on our business, operating results and financial condition.

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

While many states mandate health plan enrollment for Medicaid eligible participants including all of those in which we do business, the programs are voluntary in other states. Subject to limited exceptions by federally approved state applications, the federal government requires that there be choice for Medicaid recipients among managed care programs. Voluntary programs and mandated competition will impact our ability to increase our market share.

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

On May 10, 2005, we entered into an amendment to our Credit Agreement, which, among other things, provides for commitments under our Credit Agreement of $150.0 million and terminates on May 10, 2010. The Credit Agreement was further amended on November 21, 2006 which provided for an increase in the aggregate principal amount of the letter of credit sublimit to $75.0 million. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on our leverage ratio. During the year ended December 31, 2006, the Company obtained two separate letters of credit through the Credit Agreement. A letter of credit for $217,000 was obtained in connection with standard requirements of a lease for office space for its New York subsidiary, CarePlus. A letter of credit for $50.4 million was obtained in November 2006 for the benefit of the clerk of the United States District Court for the Northern District of, Illinois on behalf of the Company and AMERIGROUP Illinois, Inc. to stay the enforcement of a judgment in Qui Tam litigation in the United States District Court for the Northern District of Illinois pending the resolution of the post trial motions. See Item 3. Legal Proceedings. As of December 31, 2006, there were no borrowings outstanding under our Credit Agreement.

Pursuant to the Credit Agreement, we must meet certain financial covenants. These financial covenants include meeting certain financial ratios and limits on capital expenditures and repurchases of our outstanding common stock. We believe we are in compliance with these financial covenants as of December 31, 2006.

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

In order to ensure available funds to collateralize a letter of credit for the required supersedeas bond, on January 19, 2007, we entered into a commitment letter with Goldman Sachs Credit Partners L.P. (GSCP) and Wachovia Capital Markets, LLC (WCM), for a senior secured credit facility of up to $600.0 million in the aggregate (the Commitment Letter). Subject to the terms of the Commitment Letter, GSCP and WCM have committed to provide (i) up to $550.0 million of financing under a senior secured synthetic letter of credit facility (the Synthetic LC Facility) and (ii) up to $50.0 million of financing under a senior secured revolving credit facility (the Revolver Facility and collectively with the Synthetic LC Facility, the Facilities), each with a term of up to five years.

The documentation governing the Facilities has not been finalized. The loan documents governing the Facilities are expected to contain representations and warranties, financial, affirmative and negative covenants and events of default. We expect that these representations and warranties, financial, affirmative and negative covenants and events of default will be at least as restrictive as those in the Credit Agreement. In the event that we finalize the documentation governing the Facilities and thereafter breach any of the representations and warranties, financial, affirmative and negative covenants contained therein, this could result in the unavailability of the Facilities or a default under the Facilities. We can provide no assurance that our assets or cash flows will be sufficient to fully repay any outstanding borrowings under the Facilities or that we would be able to restructure such indebtedness on terms favorable to us. If we were unable to repay, refinance or restructure our indebtedness under the Facilities, the lenders could proceed against the collateral securing the indebtedness. This would have a material adverse effect on our financial position, results of operations or liquidity.

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

On occasion, our members obtain care from providers that are not in our network and with which we do not have contracts. To the extent that we know of such instances, we attempt to redirect their care to a network provider. We have generally reimbursed non-network providers at the rates paid to comparable network providers or at the applicable rate that the provider could have received under the traditional fee-for-service Medicaid program or at a discount therefrom. In some instances, we pay non-network providers pursuant to the terms of our contracts with the state. However, some non-network providers have requested that we pay them at their highest billing rate, or “full-billed charges.” Full-billed charges are significantly more than the amount the non- network providers could otherwise receive under the traditional fee-for-service Medicaid program.

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

In November 2003, we signed a software licensing agreement with Trizetto Group Inc. for FACETS. During 2006, we continued to invest in the implementation and testing of FACETS with a staggered conversion to FACETS by health plan beginning in 2005 and continuing through 2008. As of December 31, 2006, we are processing claims payments for our Texas and Georgia health plans with dates of service subsequent to October 1, 2005 and

June 1, 2006, respectively, using FACETS. We estimate that our current primary claims payment system could be at full capacity within the next 24 months. We currently expect that FACETS will meet our software needs and will support our long-term growth strategies. However, if we cannot execute a successful system conversion, our operations could be disrupted, which would have a negative impact on our profitability and our ability to grow could be harmed.

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

Fact discovery concluded on August 17, 2006. The trial began on October 4, 2006, and the case was submitted to the jury on October 27, 2006. On October 30, 2006, the jury returned a verdict against AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. in the amount of $48.0 million, which under applicable law will be trebled to $144.0 million, plus penalties. The jury also found that there were 18,130 false claims. The statutory penalties allowable under the False Claims Act range between $5,500 and $11,000 per false claim. The statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, 740 ILC 175/3, range between $5,000 and $10,000 per false claim.

On November 2, 2006, the Court entered a judgment in the amount of $48.0 million and we posted an irrevocable letter of credit in the amount of $50.4 million with the Court to stay the execution of the judgment.

All parties have filed post-trial motions. We filed motions for a new trial and remittitur and for judgment as a matter of law and the plaintiffs filed motions to treble the civil judgment, impose the maximum fines and penalties and to assess attorney’s fees, costs and expenses against us.

All of the post-trial motions were timely filed by the parties in January and February 2007.

On February 20, 2007, the Court heard oral arguments on the post-trial motions. The Court has not yet ruled on the motions, but we expect that a ruling is imminent. In the event that the Court rules in favor of the plaintiffs motions, the Court could enter a judgment against us and our Illinois subsidiary in an amount up to $524.7 million, plus attorneys’ fees, costs and expenses of Tyson’s counsel. In the event that the Court denies our motions, we intend to appeal the judgment to the U.S. Court of Appeals for the Seventh Circuit.

In order to stay the execution of the judgment of the Court during the pendency of our appeal, we may be required to establish a supersedeas bond equal to an amount set forth by the Court in its final judgment, plus one year of interest. We may raise the necessary financing to collateralize a letter of credit in favor of the Court through any combination of one or more of the following: (i) borrowing additional amounts under our Credit Agreement; (ii) using existing unregulated cash and investments; (iii) issuing debt, preferred stock and/or equity securities (including debt securities or preferred stock convertible into our common equity), under our shelf registration and/or in one or more public or Rule 144A offerings or privately negotiated transactions; and/or (iv) entering into additional credit arrangements. If we incur additional debt, it may limit our access to capital in the future which could impact our ability to meet statutory net worth requirements in the states in which we do business and limit our ability to pursue acquisition opportunities or enter new states. Additionally, any new credit arrangement may call for significant debt service requirements and have less favorable interest terms than under our current Credit Agreement. Any issuance of equity securities or debt or preferred stock convertible into our equity securities could have a material adverse effect on the trading price of our common stock. Depending upon the ultimate outcome, the amount of the final judgment against us could negatively impact our liquidity and could cause any amounts borrowed, or otherwise owed, under the Credit Agreement to become due and payable.

To date, the Court has not determined the amount of the statutory penalties. AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. believe that there is a basis for the jury verdict to be set aside or reversed on appeal, either resulting in a judgment in our favor or in a new trial. Accordingly, we believe that it is reasonably possible that damages may range from zero to $524.7 million, plus the reasonable attorney’s fees, expenses and costs of Tyson’s counsel.

Although it is possible that the ultimate outcome of the Qui Tam litigation will not be favorable to us, the amount of loss, if any, is uncertain. Accordingly, we have not recorded any amounts in the Consolidated Financial Statements for unfavorable outcomes, if any. It is possible that the ultimate outcome of this matter will have a material adverse effect on our financial position, results of operations or liquidity. If we were to incur significant losses in connection with the Qui Tam litigation, the Company could fail to meet certain financial covenants and/or other provisions under its Credit Agreement which would render the Company in default under the Credit Agreement, thereby causing, among other things, any amounts borrowed, or otherwise owed, under the Credit Agreement to become due and payable.

As a result of the Qui Tam litigation, it is possible that state or federal governments will subject the Company to greater regulatory scrutiny, investigation, action, or litigation. We have proactively been in contact with all of the insurance and Medicaid regulators in the states in which we operate as well as the Office of the Inspector General of the Department of Health and Human Services (OIG), with respect to the practices at issue in the Qui Tam litigation. In connection with our discussions with the OIG we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006 until September 30, 2007. In some circumstances, state or federal governments may move to exclude a company from contracts as a result of a civil verdict under the False Claims Act. We are unable to predict at this time what, if any, further action any state of federal regulators may take. Exclusion is a discretionary step which we believe would not be commenced, if at all, until all appeals had been exhausted. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

It is also possible that plaintiffs in other states could bring similar litigation against the Company. While we believe that the practices at issue in the Qui Tam litigation have not occurred outside of the operations of the Company’s Illinois subsidiary, a successful verdict in similar litigation in another state could have a material adverse effect on our financial position, results of operations or liquidity.

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

On October 25, 2006, the Company reached an agreement in principle to resolve the Actions by executing a memorandum of understanding (the MOU) with the Lead Plaintiff. Under the terms of the MOU, a settlement fund of $5.0 million in cash was created by the Company’s insurance carrier to resolve all class claims against the Company. All claims asserted against the individuals named in the lawsuit have been dismissed. Accordingly, the Company is the only remaining defendant. On November 13, 2006, the Company and the Lead Plaintiff executed and filed the definitive settlement agreement with the Court. The definitive settlement agreement received approval by the Court on February 5, 2007.

In a letter dated March 28, 2006, a purported shareholder of the Company demanded that the Board commence legal proceedings against each member of the Board and senior officer of the Company who has served in such capacities at any point from April 2005 to March 28, 2006. The letter, which stated that it was intended to comply with the requirements of a “Shareholder Demand Letter” pursuant to Virginia Code Ann. §13.1-672 and Del. Ch. Ct. R. 23.1, alleges that the Board and senior officers breached their fiduciary duties to the Company, including the duty of loyalty and due care, by (i) causing the Company to engage in unlawful conduct or failing to properly oversee the Company’s press releases and internal controls to prevent such misconduct; (ii) causing the Company to issue false and misleading statements; and (iii) exposing the Company to potential liability for the foregoing violations. As described in the letter, the purported shareholder believes that the legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company, as well as disgorgement by certain members of the Board and senior officers to the Company of salaries and bonuses received by them from April 2005 to the present. The letter further demands an investigation into the circumstances surrounding the resignations of E. Paul Dunn, Jr. and Frederick C. Dunlap and the fairness of the terms of the Separation Agreement and General Release entered into between the Company and Mr. Dunn.

A copy of the letter was forwarded to the Board of Directors for their review and action. The Board has retained independent counsel to review this matter. There can be no assurance that the purported shareholder will not further pursue his allegations or that any pursuit of any such allegations would not have a material adverse effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Our executive officers, their ages and positions as of February 15, 2007, are as follows:

Name	Age	Position

Jeffrey L. McWaters	50	Chairman and Chief Executive Officer
James G. Carlson	54	President and Chief Operating Officer
James W. Truess	41	Executive Vice President, Chief Financial Officer
Stanley F. Baldwin	58	Executive Vice President, General Counsel and Secretary
Catherine S. Callahan	49	Executive Vice President, Associate Services
Nancy L. Grden	55	Executive Vice President and Chief Marketing Officer
William T. Keena	47	Executive Vice President, Support Operations
Steven B. Larsen	47	Executive Vice President, Health Plan Operations
John E. Littel	42	Executive Vice President, External Affairs
Margaret M. Roomsburg	47	Senior Vice President and Chief Accounting Officer
Leon A. Root, Jr.	53	Executive Vice President and Chief Information Officer
Richard C. Zoretic	48	Executive Vice President, Health Plan Operations and Healthcare Delivery Systems

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

James W. Truess joined us in July 2006 as Executive Vice President and Chief Financial Officer. Prior to joining AMERIGROUP, Mr. Truess served as Executive Vice President, Chief Financial Officer and Treasurer of Group Health Cooperative from 2000 to 2006. From 1997 to 2000 he was Vice President, Chief Financial Officer and Treasurer of Group Health Cooperative. Mr. Truess is a CFA charterholder.

Stanley F. Baldwin joined us in 1997 and serves as our Executive Vice President, General Counsel and Secretary. Mr. Baldwin is licensed to practice law in Virginia, Tennessee and Texas.

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

William T. Keena joined us in April 2006 and serves as our Executive Vice President, Support Operations. From August 2005 to April 2006 Mr. Keena was a consultant for Accenture. Prior to that, Mr. Keena served as Senior Vice President for Concentra, Inc. from January 2004 to October 2004 and as Senior Vice President Health Plan Operations for Wellcare Healthplan, Inc. from 2002 to 2003.

Steven B. Larsen was appointed Senior Vice President, Health Plan Operations in May 2005 and promoted to Executive Vice President, Health Plan Operations in February 2006. He also continues to serve as the Chief Executive Officer of AMERIGROUP Maryland, Inc, our Maryland subsidiary, a position which he has held since June 2004. From June 2004 through May 2005, he also served as the President of AMERIGROUP Maryland, Inc. Prior to joining us, Mr. Larsen was a partner with Saul Ewing, LLP from September 2003 through June 2004. From June 1997 through May 2003, he served as the Insurance Commissioner for the Maryland Insurance Administration. On February 16, 2007, Mr. Larsen accepted the nomination as Chairman of the Maryland Public Service Commission and submitted his resignation to be effective March 3, 2007.

John E. Littel joined us in 2001 and serves as our Executive Vice President, External Affairs. Mr. Littel is licensed to practice law in the State of Pennsylvania.

Margaret M. Roomsburg joined us in 1996 and has served as Controller since 1999. Effective February 1, 2007, Ms. Roomsburg was named Senior Vice President and Chief Accounting Officer. Ms. Roomsburg is a certified public accountant.

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

The following table sets forth the range of high and low sales prices for our common stock for the period indicated.

	High	Low

2005
First quarter	$43.69	$34.75
Second quarter	40.81	30.92
Third quarter	49.30	18.53
Fourth quarter	19.99	14.60
2006
First quarter	$23.31	$18.84
Second quarter	32.69	20.30
Third quarter	33.07	27.40
Fourth quarter	37.15	27.87
December 31, 2006 Closing Sales Price	$35.89

On February 21, 2007, the last reported sales price of our common stock was $36.00 per share as reported on the NYSE. As of February 21, 2007, we had 45 shareholders of record.

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

Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the period from January 1, 2002 to December 31, 2006. The graph assumes an initial investment of $100 in AMERIGROUP common stock and in each of the indices.

The Current Year Peers index consists of Centene Corp. (CNC), Coventry Health Care Inc. (CVH), Health Net Inc. (HNT), Humana Inc. (HUM), Magellan Health Services Inc. (MGLN), Molina Healthcare Inc. (MOH), Pacificare Health Systems (PHS), Sierra Health Services (SIE), Wellcare Health Plans Inc. (WCG), and Wellchoice Inc. (WC). Due to United Health Group, Inc.’s acquisition of PHS, PHS ceased trading on the NYSE as of December 21, 2005. Due to WellPoint Inc.’s acquisition of WC, WC ceased trading on the NYSE on December 28, 2005. Both of these peers have been removed from the peer index on the day the stock ceased trading. The Company is not included in the peer group index. In calculating the cumulative total stockholder return of the peer group index, the returns of each of the peer group companies have been weighted according to their relative stock market capitalizations.

	Value of $100 Invested Over Past 5 Years
	01/01/02	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
AGP	$100.00	$137.10	$193.03	$342.35	$176.11	$324.80
Peers	$100.00	$121.04	$238.26	$353.22	$544.49	$544.74
S&P 500	$100.00	$75.50	$95.13	$103.16	$107.12	$121.71

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in connection with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Selected financial data as of and for each of the years in the five-year period ended December 31, 2006 are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent registered public accounting firm. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect the two-for-one stock split effective January 18, 2005.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

Income Statement Data:
Revenues:
Premium	$2,795,810	$2,311,599	$1,813,391	$1,615,508	$1,152,636
Investment income and other	39,279	18,310	10,340	6,726	8,026

Total revenues	2,835,089	2,329,909	1,823,731	1,622,234	1,160,662

Expenses:
Health benefits	2,266,017	1,957,196	1,469,097	1,295,900	933,591
Selling, general and administrative	369,896	258,446	191,915	186,856	133,409
Depreciation and amortization	25,486	26,948	20,750	23,650	13,149
Interest	608	608	731	1,913	791

Total expenses	2,662,007	2,243,198	1,682,493	1,508,319	1,080,940

Income before income taxes	173,082	86,711	141,238	113,915	79,722
Income tax expense	65,976	33,060	55,224	46,591	32,686

Net income	$107,106	$53,651	$86,014	$67,324	$47,036

Basic net income per share	$2.07	$1.05	$1.73	$1.56	$1.17

Weighted average number of shares outstanding	51,863,999	51,213,589	49,721,945	43,245,408	40,355,456

Diluted net income per share	$2.02	$1.02	$1.66	$1.48	$1.10

Weighted average number of common shares and dilutive potential common shares outstanding	53,082,933	52,857,682	51,837,579	45,603,300	42,938,844

	December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents and short and long-term investments	$776,273	$587,106	$612,059	$535,103	$306,935
Total assets	1,345,695	1,093,588	919,850	826,021	578,484
Long-term debt	—	—	—	—	50,000
Total liabilities	577,110	452,034	351,138	364,307	339,103
Stockholders’ equity	768,585	641,554	568,712	461,714	239,381

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, SCHIP, FamilyCare and SNP. We were founded in December 1994 with the objective of becoming the leading managed care organization in the U.S. focused on serving people who receive these types of benefits. After over a decade of operations, we continue to believe that managed healthcare remains the only proven mechanism that significantly reduces medical costs, helps our government partners control their costs, and improves health outcomes for those receiving these types of benefits.

Revenue Growth in 2006

We continued to increase our membership achieving total membership growth of 187,000 members or 16.6% to 1,316,000 members at December 31, 2006. Premium revenues increased approximately $484.2 million or 20.9%. Our largest single source of growth resulted from entry into the State of Georgia. Effective June 1, 2006, Georgia implemented a statewide Medicaid managed care program and AMERIGROUP through its subsidiary AMGP Georgia Managed Care Company, Inc., began serving four of the state’s six regions, including Atlanta. This represents approximately 43% of our premium revenue growth for the year ended December 31, 2006. Additionally, we began operating as a SNP in our Houston, Texas market on January 1, 2006, offering managed healthcare services to the dual eligible population. This represents approximately 20.0% of our revenue growth for the year ended December 31, 2006. Our remaining 37% of premium revenue growth is a result of organic growth in our existing markets as a result of premium rate increases which averaged approximately 5.9%. This growth was partially offset by our exit from the State of Illinois effective July 31, 2006, and declining enrollment in Florida and New York that we believe was caused by administrative or legislative issues that both states are attempting to address. Additionally, as a result of provider network changes our New Jersey enrollment has declined.

Other growth includes: In Texas, our largest state, we added operations in a fifth local market — Corpus Christi — to the STAR program, which serves Medicaid mothers and children. In the STAR+PLUS program, which serves people with long-term illnesses or disabilities, we secured two new local markets, Austin and San Antonio, which began operations in February 2007. We also began serving Medicaid mothers and children in Dayton, Ohio and anticipate that we will have the opportunity to serve people with long-term disabilities in Cincinnati in 2007. In Virginia, we expanded our service area for Medicaid mothers and children into the outer suburbs of Washington, D.C. In Florida, we were selected to participate in a state Medicaid reform program in Broward County.

Additionally, the premium revenue for the year-ended December 31, 2006 was impacted by a net favorable prior period revenue adjustment totaling $1.7 million resulting from various premium recoupment issues in several of our markets. Net of the related income tax effect, net income increased approximately $1.0 million or $0.02 per diluted share for the year ended December 31, 2006 as a result of this net favorable prior period revenue adjustment.

Opportunities for Future Growth

We anticipate growth in 2007 as a result of several key drivers. In Maryland, we will begin operating our Company’s second SNP, effective January 1, 2007. In 2006, the State of Tennessee chose AMERIGROUP, through its subsidiary AMERIGROUP Tennessee, Inc., as one of two companies to participate in its restructured TennCare program. We anticipate that our operations in Tennessee will commence in mid-2007 with approximately 150,000 members.

We are also in advanced negotiations to begin operations in two other states. We are working with the State of South Carolina to begin serving Medicaid mothers and children in the Greenville-Spartanburg area. We are also working with the State of New Mexico to serve people with long-term illnesses and disabilities there.

We can make no assurance that these efforts will result in new business for us or if that new business will be favorable to our results of operations or financial condition.

As of December 31, 2006, approximately 38% of our current membership has resulted from ten acquisitions. We periodically evaluate acquisition opportunities to determine if they meet our return metrics. We continue to believe acquisitions will be an important part of our long-term growth strategy.

Status of Qui Tam Litigation

On October 30, 2006, the jury in the Qui Tam litigation against the Company and AMERIGROUP Illinois, Inc. returned a verdict in favor of the plaintiffs in the amount of $48.0 million, which, under applicable law will be trebled to $144.0 million, plus penalties. The jury also found that there were 18,130 false claims. Under the Federal False Claims Act, false claims carry a penalty of between $5,500 and $11,000 per claim. Under the Illinois Whistleblower and Reward and Protection Act, 740 ILC 175/3, false claims carry a penalty of between $5,000 and $10,000 per claim. To date, the Court has not determined the amount of the statutory penalties. We timely filed motions for a new trial and for judgment notwithstanding the verdict. On February 20, 2007, the Court heard oral arguments on all post-trial motions. The Court has not yet ruled on the motions, but we expect that a ruling is imminent. In the event that the Court rules in favor of the plaintiffs motions, the Court could enter a judgment against us in an amount up to $524.7 million, plus attorneys’ fees, costs and expenses of Tyson’s counsel. In the event that our motions are denied, we intend to appeal the judgment to the U.S. Court of Appeals for the Seventh Circuit.

In order to stay the execution of the judgment of the Court during the pendency of our appeal, we may be required to establish a supersedeas bond equal to an amount set forth by the Court in its final judgment, plus one year of interest. We may raise the necessary financing to collateralize a letter of credit in favor of the Court through any combination of one or more of the following: (i) borrowing additional amounts under our Credit Agreement; (ii) using existing unregulated cash and investments; (iii) issuing debt, preferred stock and/or equity securities (including debt securities or preferred stock convertible into our common equity), under our shelf registration and/or in one or more public or Rule 144A offerings or privately negotiated transactions; and/or (iv) entering into additional credit arrangements. If we incur additional debt, it may limit our access to capital in the future which could impact our ability to meet statutory net worth requirements in the states in which we do business and limit our ability to pursue acquisition opportunities or enter new states. Additionally, any new credit arrangements may call for significant debt service requirements and have less favorable interest terms than under our current Credit Agreement. Any issuance of equity securities or debt or preferred stock convertible into our equity securities could have a material adverse effect on the trading price of our common stock. Depending upon the ultimate outcome, the amount of the final judgment against us could negatively impact our liquidity and could cause any amounts borrowed, or otherwise owed, under the Credit Agreement to become due and payable.

Although it is possible that the ultimate outcome of the Qui Tam litigation will not be favorable to us, the amount of a loss, if any, is uncertain. Accordingly, we have not recorded any amounts in the Consolidated Financial Statements for unfavorable outcomes, if any. It is possible that the ultimate outcome of this matter will have a material adverse effect on our financial position, results of operations or liquidity. If we were to incur significant losses in connection with the Qui Tam litigation, the Company could fail to meet certain financial covenants and/or other provisions under its Credit Agreement which would render the Company in default under the Credit Agreement, thereby causing, among other things, any amounts borrowed, or otherwise owed, under the Credit Agreement to become due and payable.

As a result of the Qui Tam litigation, it is possible that state or federal governments will subject the Company to a greater regulatory scrutiny, investigation, action, or litigation. We have been proactively in contact with all of the insurance and Medicaid regulators in the states in which we operate as well as the Office of the Inspector General of the Department of Health and Human Services (OIG), with respect to the practices at issue in the Qui Tam litigation. In connection with our discussions with the OIG we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006 until September 30, 2007. In some circumstances, state or federal governments may move to exclude a company from contacts as a result of a civil verdict under the False Claims Act. We are unable to predict at this time what, if any, further action any state of federal regulators may take. Exclusion is a discretionary step which we believe would not be commenced, if at all, until all appeals had been exhausted. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

It is also possible that plaintiffs in other states could bring similar litigation against the Company. While we believe that the practices at issue in the Qui Tam litigation have not occurred outside of the operations of the Company’s Illinois subsidiary, a successful verdict in similar litigation in another state could have a material adverse effect on our financial position, results of operations or liquidity.

Operating Costs

Health Benefits

The following table reconciles the reported Health Benefits Ratio (HBR) to recast HBR, which reflects the impact of net out of period amounts including adjustments through December 31, 2006, relating to premium revenues and health benefits expenses for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005

Reported premium revenues	$2,795,810	$2,311,599
Reported health benefits expenses	$2,266,017	$1,957,196
Reported HBR	81.1%	84.7%
Reported premium revenues	2,795,810	$2,311,599
Less: Prior period premium revenues adjustments	(1,699)	(1,624)

Recast premium revenues	$2,794,111	$2,309,975

Reported health benefits expenses	$2,266,017	$1,957,196
Plus (less): Prior period health benefits expense developments, net	28,675	(37,508)

Recast health benefits expenses	$2,294,692	$1,919,688

Recast HBR	82.1%	83.1%

HBR on a recast basis decreased from 83.1% for the year ended December 31, 2005 to 82.1% for the year ended December 31, 2006. This is primarily a result of premium rate increases averaging 5.9% across all markets which was in excess of medical trend. These rate increases are a result of negotiations with our government partners. Additionally, the commencement of operations of our SNP product in our Houston, Texas market beginning January 1, 2006 resulted in improvement in the HBR. During the year ended December 31, 2006, health benefits expenses were reduced by approximately $28.7 million as a result of changes in our estimates of claims payable for prior periods. Net of the related tax impact, net income increased approximately $17.6 million or $0.33 per diluted share as a result of this favorable prior period development. The changes in estimates were a result of actuarial analysis of actual claims paid for dates of service for December 31, 2005 and prior. This decrease in claims payable is reflected in the above table as an increase in reported health benefits expenses for the year ended December 31, 2006 and a decrease in reported health benefits expenses for the year ended December 31, 2005 in order to present recast health benefits expenses and recast HBR. In addition to this adjustment, health benefits expenses for the year ended December 31, 2005 is further reduced for changes in estimates in the year ended December 31, 2005 related to dates of service of December 31, 2004 and prior.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) were 13.0% of total revenues for the year ended December 31, 2006 compared to 11.1% for the year ended December 31, 2005. SG&A expenses increased primarily as a result of (1) increases in salaries and benefits, including the impact of the adoption of Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)) and the accrual for expenses related to earnings-based compensation plans not provided for in the prior year; (2) operational and technology related initiatives; (3) increased premium taxes; and (4) increased legal expenses related to current litigation.

New Products and Markets

On July 26, 2006, AMERIGROUP Tennessee, Inc. was chosen to offer healthcare coverage to Medicaid members in the State of Tennessee, for the Middle-Grand region. Eligible members in this region are estimated at approximately 300,000 members who would be served by two contractors including AMERIGROUP Tennessee, Inc. On August 15, 2006, AMERIGROUP Tennessee, Inc. entered into a contract with the State of Tennessee. AMERIGROUP Tennessee, Inc. expects to begin enrolling members in mid-2007, provided implementation remains on schedule.

AMERIGROUP Ohio, Inc. received an HMO license in and signed a contract with the State of Ohio on July 25, 2005, and began enrolling members in September 2005. On March 17, 2006, AMERIGROUP Ohio, Inc. was awarded the regions of Dayton and Cincinnati, covering 15 counties, and began enrolling members on September 1, 2006. Additionally, on October 6, 2006, AMERIGROUP Ohio, Inc. won a preliminary endorsement from Ohio’s Department of Job and Family Services to serve 15,600 eligible residents enrolled in Medicaid’s ABD program in the Southwest Region of Ohio. The Southwest Region includes eight counties near Cincinnati. Enrollment of members under this program began in February 2007.

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

On September 23, 2005, CMS designated AMERIGROUP Texas, Inc., as a SNP. AMERIGROUP Texas, Inc. entered into a contract with CMS to offer Medicare benefits to dual eligibles that live in and surrounding Houston, Texas beginning January 1, 2006. AMERIGROUP Texas, Inc. already served these members through the Texas Medicaid STAR+PLUS program and offers them the Medicare and Part D drug benefit under this contract. On January 1, 2007, we began enrolling dual eligible members living in Maryland. AMERIGROUP Maryland, Inc. now offers these members the Medicare and Part D drug benefit under this new contract. Our participation in the Medicare Parts A & B and Part D programs is based upon assumptions regarding enrollment, utilization, physician, hospital and pharmaceutical costs and other factors. In the event any of these assumptions are materially incorrect, either as a result of unforeseen changes to Medicare Parts A & B and Part D or otherwise our business, results of operations and financial condition could be adversely affected.

Significant Market Updates

As a result of a competitive bidding process, our wholly-owned subsidiary, AMERIGROUP Texas, Inc. was awarded STAR and SCHIP, or TexCare, contracts in its current service areas of Houston, Dallas and Fort Worth and contracts in two new service areas of Corpus Christi and El Paso. AMERIGROUP Texas, Inc. was also granted a STAR contract for the Austin service area. These contracts were effective September 1, 2006. AMERIGROUP Texas, Inc. has one or more competitors in each of its new and current service areas for the STAR and TexCare programs. The combined eligibles for these expanded products and markets are approximately 1,100,000 as compared to the previously existing eligible population of 735,000. In September 2005, the AMERIGROUP Texas, Inc. notified the State of Texas that it had declined the contract award in El Paso for the contract period beginning September 1, 2006. AMERIGROUP Texas, Inc. elected not to enter into a contract for the El Paso service area due to the competitive environment in that market, which would limit expansion. The State announced expansion of STAR+PLUS into four urban areas under a modified structure which will exclude risk on hospitalization costs to protect the upper payment limit. The State awarded AMERIGROUP Texas, Inc., the Houston expansion, Austin, and San Antonio regions in addition to our current Houston market with an anticipated implementation date in early 2007.

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC), that was terminated as of August 31, 2005. Under the risk-sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We believe that CCHCN owes us a substantial payment for the 2005 contract year, which we estimate is approximately $10.4 million, as of December 31, 2006. The contract with CCHCN prescribes reconciliation procedures with respect to each contract period. As of this date, we are completing the reconciliation process with CCHCN with respect to the 2005 contract year. We recently completed the reconciliation process with CCHCN with respect to the 2004 contract year resulting in payment in full from CCHCN of approximately $1.7 million. If we are unable to agree on a settlement, our expenses attributable to these periods may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

AMERIGROUP Illinois, Inc. allowed its contract with the Illinois Department of Healthcare and Family Services to terminate July 31, 2006. We do not expect the termination of this contract to have a material impact on the financial position, results of operations or liquidity of the Company.

We continue to work with CMS and the states on implementing the Deficit Reduction Act of 2005. CMS issued guidelines to the states on June 9, 2006, requiring proof of citizenship for all new enrollees and for re-enrollments. The regulations that came out in early July 2006 further exempt SSI recipients and certain other groups and permit use of school records for children, where appropriate. At this point, we do not anticipate any significant impact on membership as a result of this provision, as most of the states have been trying to reduce the burden of these requirements of this provision for beneficiaries. Georgia and New York already required proof of citizenship and to date we have not been notified of any enrollment issues. Texas is using electronic records to assist beneficiaries and Virginia has retrained all of its enrollment officers to ensure a smooth transition. CMS is also planning a widespread outreach effort to help beneficiaries understand the Deficit Reduction Act of 2005. However, we can give no assurances that these guidelines will not impact our membership adversely, thereby negatively impacting our business, results of operations and financial condition.

Contingencies

Medicare Parts A & B

One year into our participation as a SNP in the Houston, Texas market, we are receiving fewer medical claims than we expected. As of December 31, 2006, we paid $35.8 million of physician and hospital claims for services rendered to our members for Medicare Parts A & B benefits or 63% of the $56.4 million in estimated incurred expenses. A liability for incurred but not reported claims of $20.6 million, representing the difference between the estimated incurred expense and the amount paid, is recorded as a liability in the Consolidated Financial Statements at December 31, 2006. Due to the uniqueness of this new program, there are a variety of factors that could contribute to this lower volume of claims. Such factors may include, among other things: claims sent in error to other payors, confusion on behalf of providers as to the appropriate payor for the members, retroactive enrollment changes, variability in our enrollment since inception, difficulty adjudicating claims due to new or different medical benefits, complexities associated with a new product causing confusion among the members and providers, and changes in the severity of illness of our members. All of these factors could cause a delay in the receipt of claims for services provided to our SNP members, necessitate re-adjudication of claims or result in a retroactive premium adjustment. We are continuing to evaluate the potential impact of these various factors.

We estimate that our liability related to incurred but not reported Medicare Parts A & B physician and hospital claims to be in the range of approximately $9.8 million to $46.0 million. As discussed above, we have recorded a liability of $20.6 million in the Consolidated Financial Statements which represents our best estimate at December 31, 2006. In determining our best estimate, our actuaries relied upon their original medical cost estimates (based on data provided by CMS), and blended in the emerging medical claims experience using a credibility model. In doing so, more credibility or reliance was placed on the paid claim data and less reliance was placed on our original medical cost estimates as of December 31, 2006. Our range of liability related to incurred but not reported Medicare Parts A & B physician and hospital claims represents our original estimates on the upper end of the range and estimates based solely on claims experience on the lower end of the range.

As we continue to evaluate our claims payment experience, favorable prior period development may result. Alternatively, if because of one or more of the factors stated above or for other reasons, we find that additional claims payments more closely approximate or exceed our previous estimate, then our actuarial estimate of incurred claims may be increased resulting in unfavorable prior period development. We can give no assurance that any prior period development related to this issue in any future periods, whether favorable or unfavorable, will not have a material effect on our business, results of operations or financial condition.

Medicare Part D

The Company’s contract with CMS includes a risk sharing provision. The risk sharing provision takes effect if actual pharmacy benefit costs are more than 2.5 percentage points above or below expected cost levels as submitted by the Company in its initial contract application. We have calculated an estimate of the risk share and accordingly, as of and for the year ended December 31, 2006, we recorded a risk share liability to CMS in other current liabilities in the Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Consolidated Income Statements. The recorded liability represents the estimated amount payable by the Company to CMS under the risk share contract provision if the program was terminated at December 31, 2006 based on estimated costs incurred through that date. The final risk share amounts due to or from CMS, if any, will be determined approximately six months after the end of the contract year-end.

In an effort to reimburse Medicare prescription drug plans for drug costs incurred on behalf of Medicare beneficiaries who may have switched plans or otherwise may not have been appropriately enrolled in a plan during the Part D program start-up earlier this year, CMS has implemented a reconciliation process to correct payment discrepancies between plans which is referred to as the Plan-to-Plan Reconciliation project. This project facilitates the exchange of payments between the plan where the beneficiary is officially enrolled and the plan that paid claims. During the fourth quarter of 2006, Phase 1 of the Plan-to-Plan Reconciliation was completed with no significant impact on the results of operations of the Company.

Florida Behavioral Health

A Florida Statute (the Statute) gives the Florida Agency for Health Care Administration (AHCA) the right to contract with entities to provide comprehensive behavioral healthcare services, including mental health and substance abuse services. The Statute further requires the contractor to use at least 80% of the capitation for the provision of behavioral healthcare services, with any shortfall in the 80% expenditure being refunded to the State. In the contract that AMERIGROUP Florida, Inc. has with AHCA, AMERIGROUP Florida, Inc. is required to provide comprehensive behavioral healthcare services, but the contract defines a limited subset of behavioral healthcare services that can be counted towards the fulfillment of the 80% requirement. AMERIGROUP Florida, Inc. and other similarly situated contractors have disputed the restrictive definition imposed by AHCA and believe that AHCA’s limited definition does not support meeting our obligation to provide comprehensive healthcare services in accordance with our contract. There was an attempt to resolve this issue in the most recent session of the Florida legislature, which was unsuccessful. AMERIGROUP Florida, Inc. believes that the implementation by AHCA of the restrictive definition of comprehensive behavioral healthcare services in the contract is impermissible and inconsistent with the statutory requirements for administrative rule making. In February 2007, the Company received a determination from AHCA indicating amounts owed to AHCA of $5.2 million for the 2004 and 2005 contract years which has been recorded in the accompanying Consolidated Financial Statements as of December 31, 2006. The Company has the option to appeal this determination through arbitration and is currently considering this alternative. The Company has reserved approximately $7.9 million as its best estimate of liability for all prior and current contract periods, which is included in unearned revenue in the Consolidated Balance Sheets as of December 31, 2006.

Experience Rebate Payable

AMERIGROUP Texas, Inc., our Texas subsidiary, is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2004 have been audited by a contracted auditing firm retained by the State of Texas. In their report, the auditor has challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to AMERIGROUP Texas, Inc. under the administrative services agreement. We are not certain whether there has been an ultimate determination by the State of Texas with respect to the recommendations to exclude these expenses as defined in the report. The contract year ending August 31, 2005 is currently being audited by the state contracted firm and the audit of the contract year ended August 31, 2006 is expected to commence in mid-2007. Although we believe that the rebate calculations were done appropriately, if the regulators were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods. At this time, we believe it is reasonably possible that the liability related to this issue could range from zero to $18.9 million.

New Jersey Provider Network

In December 2006, our New Jersey subsidiary received a notice of deficiency for failure to meet provider network requirements in several New Jersey counties as required by our Medicaid contract with New Jersey. We submitted to the State of New Jersey a corrective action plan and a request for a waiver of certain contractual provisions in December 2006 and January 2007. The State of New Jersey is considering our requests for waivers, and we have been granted an extension to correct the network deficiencies through June 2007. Prior to the expiration of the extension, we will work with the State of New Jersey to correct certain electronic records and to correct the network deficiencies. Although we believe that we will be able to resolve this issue, if the State of New Jersey does not grant further waivers and imposes fines and penalties our financial results could be materially impacted.

Discussion of Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates and the differences could be significant. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition

We generate revenues primarily from premiums we receive from the states in which we operate to arrange for health benefit services for our members. We receive premiums from CMS for the SNP program. We recognize premium revenue during the period in which we are obligated to provide services to our members. A fixed premium per member per month is paid to us to arrange for healthcare benefit services for our members pursuant to our contracts in each of our markets. These premium payments are based upon eligibility determined by the state governments with which we have contracted. Errors in this eligibility determination on which we rely can result in positive and negative premium adjustments to the extent this information is adjusted by the state. In all of our states, except Virginia, we are eligible to receive supplemental payments to offset the health benefits expenses associated with the birth of a baby. Each state contract is specific as to what is required before payments are generated. Upon delivery of a newborn, each state is notified according to our contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member based on our authorization system for these services. Additionally, in some states we receive supplemental payments for certain services such as high cost drugs and early childhood prevention screenings. Any amounts that have not been received from the state by the end of the period are recorded on our balance sheet as premium receivables. We also generate income from investments.

Estimating health benefits expense and claims payable

Our results of operations depend on our ability to effectively manage expenses related to health benefits, as well as our ability to accurately predict costs incurred in recording the amounts in our consolidated financial statements. Expenses related to health benefits have two components: direct medical expenses and medically related administrative costs. Direct medical expenses include fees paid to hospitals, physicians and providers of ancillary medical services, such as pharmacy, laboratory, radiology, dental and vision. Medically related administrative costs include expenses related to services such as health promotion, quality assurance, case management, disease management and 24-hour on-call nurses. Direct medical expenses also include estimates of IBNR. For the year ended December 31, 2006, approximately 96% of our direct medical payments related to fees paid on a fee-for-service basis to hospitals, PCPs, specialist physicians and other providers, including fees paid to third-party vendors for ancillary services. The balance related to fees paid on a capitation, or per member, basis. Primary care and specialist physicians not paid on a capitation basis are paid on a maximum allowable fee schedule set forth in the contracts with our providers. We reimburse hospitals on a negotiated per diem, case rate or an agreed upon percent of their standard charges. In Maryland, the State sets the amount reimbursed to hospitals. Fees paid for services provided to our members by hospitals and providers with whom we have no contract are paid based upon our usual and customary fee schedules unless mandated at other levels by state regulation.

We have used a consistent methodology for estimating our medical expenses and medical liabilities since our inception, and have refined our assumptions to take into account our maturing claims, product and market experience. For new products and markets, we estimate health benefits expense at underwritten levels until actual historical experience becomes reliable or “credible” enough to incorporate into our estimates. Typically this occurs at approximately six months after inception. In the case of our SNP product, claims payments have been significantly lower than underwritten levels. Therefore, our actuaries relied upon their original cost estimates (based on data provided by CMS) and blended in the emerging medical claims experience. In doing so, more credibility or reliance was placed on the paid claims data and less reliance was placed on our original cost estimates as of December 31, 2006. As medical utilization patterns and cost trends change from year-to-year, our underlying claims payments reflect the variations in experience. Our estimates are revised based upon actual claims payments using historical per member per month claims cost, including provider settlements, changes in the age and gender of our membership, variations in the severity of medical conditions, high dollar claims and authorization data. Each of these factors may be considered in determining our current medical liabilities.

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

As part of our normal review, we consider the costs to process medical claims, and estimates of amounts to cover uncertainties related to fluctuations in claims payment patterns, membership, products and authorization trends. These estimates are adjusted as more information becomes available and any adjustments are included in current operations. Due to the uncertainty associated with payment rates and inventory levels, associated with the FACETS conversion, we established a separate estimate for this uncertainty to cover the possibility of adverse claims development. We will maintain this additional estimate as long as this uncertainty related to the systems conversion remains.

We utilize the services of independent actuarial consultants, to review our estimates on a quarterly basis, as well as the assumptions used in forming these estimates. Judgments are made based on knowledge and experience about past and current events. There is a likelihood that actual results could be materially different than reported if different assumptions or conditions prevail.

Also included in claims payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to or from contracted providers under risk-sharing or other arrangements. During 2005, we reclassified certain provider receivables under our risk-sharing arrangement with CCHCN to prepaid expenses, provider receivables and other current assets as a result of the termination of the contract whereby no liabilities remained in claims payable to offset the risk-sharing receivable.

The following table shows the components of the change in medical claims payable for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Medical claims payable as of January 1	$348,679	$241,253	$239,532
Medical claims payable assumed from businesses acquired during the year	—	27,424	—
Health benefits expenses incurred during the year:
Related to current year	2,328,863	1,982,880	1,505,482
Related to prior years	(62,846)	(25,684)	(36,385)

Total incurred	2,266,017	1,957,196	1,469,097
Health benefits payments during the year:
Related to current year	1,971,505	1,646,664	1,274,460
Related to prior years	257,987	230,530	192,916

Total payments	2,229,492	1,877,194	1,467,376

Medical claims payable as of December 31	$385,204	$348,679	$241,253

In the current year, we experienced an increase in the favorable prior year development of approximately $37.1 million related to 2005 and prior which compares to a decrease of $10.7 million in the prior year related to 2004 and prior. The current year increase in favorable prior period development was primarily due to realized health benefits expense trends that were less than previously estimated. The health benefits expenses incurred during the year related to prior years include favorable development related to the factor for uncertainty established in the prior year. This may be offset by the establishment of a factor for uncertainty for adverse claims development when estimating claims payable related to the current year.

The Company’s methodology includes adding a factor to compensate for normal claims uncertainty. The more precisely we have been able to predict claims patterns, the lower the required factor for uncertainty as a percentage of our medical liability. Due to the changing mix of members, products and markets, this factor is a necessary component of our medical liabilities. While our prior year development historically has been favorable, there is no guarantee this will continue. The factor for uncertainty mitigates the risk of emerging claims experience that is different from historical patterns. The health benefits expenses incurred during the period related to prior years relate almost entirely to revisions in estimates for the immediately preceding year. The application of our methodology has resulted in reversals of estimated incurred claims related to prior years in each of the years in the three-year period ended December 31, 2006. The resulting impact on operations is a function of the variation of the change in estimate from year-to-year. Our factor for uncertainty increased in 2006 and 2005 by $2.1 million, and $9.2 million, respectively. Our factor for uncertainty decreased by $1.5 million in 2004.

Changes in estimates are primarily the result of obtaining more complete claims information that directly correlates with the claims and provider reimbursement trends. Since our estimates are based upon the blended per member per month claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experience. These variables include fluctuations in claims payment patterns, changes in membership levels, number and mix of products, benefit structure, changes in provider networks or contract terms, severity of illness and utilization levels. Absent a major acquisition, change in product mix, or expansion into new markets, we believe there will likely be less volatility as we increase in size and gain more maturity in our markets and successfully convert our remaining health plans to FACETS.

We believe that the amount of claims payable is adequate to cover our ultimate liability for unpaid claims as of December 31, 2006; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between our December 31, 2006 estimates of claims payable and actual claims payable, our results of operations for the year ended December 31, 2006 would increase or decrease by approximately $2.4 million net of related income tax effects and diluted earnings per share would increase or decrease by approximately $0.04 per share.

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

Goodwill and intangible assets

As of December 31, 2006 and 2005, we had goodwill and other intangible assets of $255.3 million and $255.1 million, respectively, net of accumulated amortization. We review our intangible assets with defined lives for impairment whenever events or changes in circumstances indicate we might not recover their carrying value. We assess our goodwill for impairment at least annually. In assessing the recoverability of these assets, we must make assumptions regarding estimated future utility and cash flows and other internal and external factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Share-Based Payments

Management’s estimate of grant date fair value of the cost of employee services in share-based payment transactions are based on results of a Black-Scholes-Merton option pricing model adjusted for the unique characteristics of the Company’s share-based payment instruments.

For the year ended December 31, 2006, assumptions used in estimating the fair value at date of grant were based on the following:

i. the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107;

ii. expected volatility is based on historical volatility levels; and

iii. the risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Recent Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities. The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position. The cumulative effects of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Based on our evaluation as of December 31, 2006, it is estimated that the Company will record an adjustment to increase retained earnings by up to $8.1 million. This amount is subject to revision as management completes its analysis of the impact of FIN 48.

On December 16, 2004, the FASB issued SFAS No. 123(R), Shared-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, SFAS No. 148, Accounting for Stock-Based Compensation and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. We adopted this standard, as required, in the first quarter of 2006. The Company’s results for the year ended December 31, 2006 include $8.5 million of selling, general, and administrative expense related to the adoption of SFAS No. 123(R). Net earnings for the year ended December 31, 2006 were reduced by $5.8 million or $0.11 per diluted share as a result of adoption.

Results of Operations

The following table sets forth selected operating ratios for the years ended December 31, 2006, 2005 and 2004. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

	Years Ended December 31,
	2006	2005	2004

Premium revenue	98.6%	99.2%	99.4%
Investment income and other	1.4	0.8	0.6

Total revenues	100.0%	100.0%	100.0%

Health benefits(1)	81.1%	84.7%	81.0%
Selling, general and administrative expenses	13.0%	11.1%	10.5%
Income before income taxes	6.1%	3.7%	7.7%
Net income	3.8%	2.3%	4.7%

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Summarized comparative financial information for the years ending December 31, 2006, 2005 and 2004 are as follows ($ in millions, except per share data)

	December 31,			% Change
	2006	2005	2004	2005-2006	2004-2005

Revenues:
Premium	$2,795.8	$2,311.6	$1,813.4	20.9%	27.5%
Investment income and other	39.3	18.3	10.3	114.8%	77.7%

Total revenues	2,835.1	2,329.9	1,823.7	21.7%	27.8%
Expenses:
Health benefits	2,266.0	1,957.2	1,469.1	15.8%	33.2%
Selling, general and administrative	369.9	258.4	191.9	43.2%	34.7%
Depreciation and amortization	25.5	26.9	20.8	(5.2)%	29.3%
Interest	0.6	0.6	0.7	0.0%	(14.3)%

Total expenses	2,662.0	2,243.1	1,682.5	18.7%	33.3%

Income before income taxes	173.1	86.8	141.2	99.4%	(38.5)%
Income tax expense	66.0	33.1	55.2	99.4%	(40.0)%

Net income	$107.1	$53.7	$86.0	99.4%	(37.6)%

Diluted net income per common share	$2.02	$1.02	$1.66	98.0%	(38.6)%

Revenues

Premium revenue for the year ended December 31, 2006 increased $484.2 million, or 20.9%. The increase was primarily due to entry into the Georgia market, commencement of operations as a SNP and premium rate increases. Total membership increased 16.6% to 1,316,000 as of December 31, 2006 from 1,129,000 as of December 31, 2005. Additionally, the premium revenue for the year-ended December 31, 2006 was impacted by a net favorable prior period revenue adjustment totaling $1.7 million resulting from various premium recoupment issues in several of our markets. Net of the related income tax effect, net income increased approximately $1.0 million or $0.02 per diluted share for the year ended December 31, 2006 as a result of this net favorable prior period revenue adjustment.

Premium revenue for the year ended December 31, 2005 increased $498.2 million, or 27.5%. The increase was primarily due to internal growth in membership, growth through the acquisition of CarePlus and premium rate increases. Total membership increased 20.6% to 1,129,000 as of December 31, 2005 from 936,000 as of December 31, 2004.

The following table sets forth the approximate number of our members in each of our service areas for the periods presented. Since we received two premiums for members that are in both the AMERIVANTAGE and AMERIPLUS product beginning in 2006, these members have been counted twice in the State of Texas. Accordingly, membership counts represent an occurrence of payment under our contracts with our government partners.

	December 31,
Market	2006	2005	2004	2003	2002

Texas	406,000	399,000	394,000	343,000	296,000
Georgia	227,000	—	—	—	—
Florida	202,000	219,000	229,000	221,000	—
Maryland	145,000	141,000	130,000	124,000	125,000
New York	126,000	138,000	—	—	—
New Jersey	102,000	109,000	105,000	99,000	99,000
Ohio	46,000	22,000	—	—	—
District of Columbia	40,000	41,000	41,000	38,000	37,000
Virginia	22,000	19,000	—	—	—
Illinois	—	41,000	37,000	32,000	34,000

Total	1,316,000	1,129,000	936,000	857,000	591,000

As of December 31, 2006, we served approximately 1,316,000 members, which reflects an increase of approximately 187,000 members compared to December 31, 2005. The entry into our Georgia market increased our membership by approximately 227,000 members. Additionally, the expansion of our Ohio market into Dayton and Cincinnati increased our membership by approximately 24,000 members. These increases were offset primarily by our exit from our Illinois market causing a decrease in membership of approximately 41,000. Additionally, our Florida market continues to experience declines in membership totaling 17,000 members in the current year. This decline is a result of administrative and legislative changes related to the conversion to an automated enrollment process that have impacted state-wide enrollment. In our New York market, membership decreased by approximately 12,000 members as a result of more stringent guidelines for eligibility re-determination implemented by the state. In our New Jersey market, membership decreased by approximately 7,000 members as a result of provider network changes.

Investment income increased $21.0 million or 114.8% during the year ended December 31, 2006 and $8.0 million or 77.7% during the year ended December 31, 2005. These increases in investment are primarily due to increases in market interest rates and increases in cash and investment balances.

Health benefits

The following table reconciles the reported Health Benefits Ratio (HBR) to recast HBR, which reflects the impact of net out of period amounts including adjustments through December 31, 2006, relating to premium revenues and health benefits expenses for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005

Reported premium revenues	$2,795,810	$2,311,599
Reported health benefits expenses	$2,266,017	$1,957,196
Reported HBR	81.1%	84.7%
Reported premium revenues	$2,795,810	$2,311,599
Less: Prior period premium revenues adjustments	(1,699)	(1,624)

Recast premium revenues	$2,794,111	$2,309,975

Reported health benefits expenses	$2,266,017	$1,957,196
Plus (less): Prior period health benefits expense developments, net	28,675	(37,508)

Recast health benefits expenses	$2,294,692	$1,919,688

Recast HBR	82.1%	83.1%

Expenses relating to health benefits for the year ended December 31, 2006 increased $308.8 million, or 15.8%. The HBR on a recast basis for the year ended December 31, 2006 was 82.1% compared to 83.1% in 2005. Our 2006 results compared to 2005 reflect the favorable impact of actuarially sound premium rate increases that exceeded medical trend and commencement of operations as a SNP in our Houston, Texas market. Our recast 2005 results compared to reported 2004 results reflect an increased medical trend greater than premium rate increases received in the period and entry into new markets.

Selling, general and administrative expenses

SG&A increased $111.5 million for the year ended December 31, 2006 compared to 2005. Our SG&A ratio for the year ended December 31, 2006 was 13.0% compared to 11.1% in 2005. The increase in SG&A ratio was primarily due to:

•	an increase in salaries and benefits as a result of a 30% increase in employees, stock compensation expense related to the adoption of SFAS No. 123(R) and earnings-based compensation not provided for in the preceding year;

•	an increase in premium taxes as a result of our entry into the Georgia market, increased revenues in our Maryland and Ohio markets which bear premium tax and an increase in the premium tax rate in New Jersey;

•	an increase in legal expenses related to the Qui Tam litigation; and

•	an increase in operational and technological initiatives and recruiting expenses to support the Company’s growth.

SG&A increased $66.5 million for the year ended December 31, 2005 compared to 2004. Our SG&A ratio for the year ended December 31, 2005 was 11.1% compared to 10.5% in 2004. The increase in SG&A ratio was primarily due to:

•	an increase in premium taxes that the States of Texas, New Jersey and Maryland began assessing in September 2003, July 2004, and April 2005, respectively;

•	an increase in legal expenses related to the Qui Tam litigation and the securities class action complaints; and

•	an increase in experience rebate expense in our Texas market.

Premium taxes were $47.1 million, $25.9 million and $14.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Depreciation and amortization expense

Depreciation and amortization expense was $25.5 million, $26.9 million and $20.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease from 2005 to 2006 is primarily a result of decreasing amortization expense related to intangibles which are amortized based on the timing of the related cash flows. The increase from 2004 to 2005 is primarily related to amortization of intangibles acquired through the acquisition of CarePlus Health Plans, Inc. effective January 1, 2005.

Interest expense

Interest expense was $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2006, 2005, and 2004 respectively.

Provision for income taxes

Income tax expense for 2006 and 2005 was $66.0 million and $33.1 million, respectively, with an effective tax rate of 38.1% in both periods. Income tax expense for 2004 was $55.2 million with an effective tax rate of 39.1%. The effective tax rate remained unchanged between 2006 and 2005 as the increase in the blended state income tax rate was offset by increases in federal tax exempt interest income. The decrease in the effective tax rate between 2005 and 2004 is primarily attributable to a decrease in the blended state income tax rate reflecting the profitability by health plan.

Net income

Net income for 2006 was $107.1 million, or $2.02 per diluted share, compared to $53.7 million, or $1.02 per diluted share in 2005. Net income for 2004 was $86.0 million or $1.66 per diluted share. Net income increased from 2005 to 2006 as a result of actuarially sound premium rate increases in excess of medical trend, favorable prior period development, and commencement of operations as a SNP in Houston, Texas. Net income decreased from 2004 to 2005 as a result of increased medical trend greater than premium rate increases received in the period and entry into new markets.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flows from operations and borrowings under our Credit Agreement. As of December 31, 2006, we had cash and cash equivalents of $176.7 million, short and long-term investments of $599.6 million and restricted investments on deposit for licensure of $68.5 million. Unregulated cash, cash equivalents, and investments totaled $153.6 million at December 31, 2006.

On May 10, 2005, we entered into an amendment to our Credit Agreement, which, among other things, provides for commitments under our Credit Agreement of $150.0 million and terminates on May 10, 2010. The Credit Agreement was further amended on November 21, 2006 which provided for an increase in the aggregate principal amount of the letter of credit sublimit to $75.0 million. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on our leverage ratio. During the year ended December 31, 2006, the Company obtained two separate letters of credit through the Credit Agreement. A letter of credit for $217,000 was obtained in connection with standard requirements of a lease for office space for its New York subsidiary, CarePlus. A letter of credit for $50.4 million was obtained in November 2006 for the benefit of the clerk of the United States District Court for the Northern District of, Illinois on behalf of the Company and AMERIGROUP Illinois, Inc. to stay the enforcement of a judgment in Qui Tam litigation in the United States District Court for the Northern District of Illinois pending the resolution of the post trial motions. See Item 3. Legal Proceedings. As of December 31, 2006, there were no borrowings outstanding under our Credit Agreement.

In order to stay the execution of the judgment of the Court during the pendency of our appeal, we may be required to establish a supersedeas bond equal to an amount set forth by the Court in its final judgment, plus one year of interest. We may raise the necessary financing to collateralize a letter of credit in favor of the Court through any combination of one of more of the following: (i) borrowing additional amounts under our Credit Agreement; (ii) using existing unregulated cash and investments; (iii) issuing debt, preferred stock and/or equity securities (including debt securities or preferred stock convertible into our common equity), under our shelf registration and/or in one or more public or Rule 144A offerings or privately negotiated transactions; and/or (iv) entering into additional credit arrangements. If we incur additional debt, it may limit our access to capital in the future which could impact our ability to meet statutory net worth requirements in the states in which we do business and limit our ability to pursue acquisition opportunities or enter new states. Additionally, any new credit arrangement may call for significant debt service requirements and have less favorable terms than under our current Credit Agreement. Any issuance of equity securities or debt or preferred stock convertible into our equity securities could have a material adverse effect on the trading price of our common stock. Depending upon the ultimate outcome, the amount of the final judgment against us could negatively impact our liquidity and could cause any amounts borrowed, or otherwise owed, under the Credit Agreement to become due and payable.

In order to ensure available funds to collateralize a letter of credit for the required supersedeas bond on January 19, 2007, we entered into a commitment letter with Goldman Sachs Credit Partners L.P. (GSCP) and Wachovia Capital Markets, LLC (WCM), for a senior secured credit facility of up to $600.0 million in the aggregate (the Commitment Letter). Subject to the terms of the Commitment Letter, GSCP and WCM have committed to provide (i) up to $550.0 million of financing under a senior secured synthetic letter of credit facility (the Synthetic LC Facility) and (ii) up to $50.0 million of financing under a senior secured revolving credit facility (the Revolver Facility and collectively with the Synthetic LC Facility, the Facilities), each with a term of up to five years.

Should the Facilities be finalized, the primary purpose of the Synthetic LC Facility would be to collateralize an irrevocable letter of credit for the supersedeas bond in order to stay the enforcement of the judgment (the Judgment) against the Company and its Illinois subsidiary, AMERIGROUP Illinois, Inc., in Tyson v. Amerigroup Illinois, Inc., U.S. District Court for the Northern District of Illinois, Eastern Division, Case No. 02-C-6074, in the event the Court enters a final judgment in excess of the initial $48.0 million jury verdict. On February 20, 2007, the Court heard oral arguments on all post-trial motions. The Court has not yet ruled on the motions, but we expect that a ruling is imminent. The Revolver Facility would be expected to be available to refinance and supercede the Company’s existing credit facility, for ongoing working capital and general corporate purposes.

The documentation governing the Facilities has not been finalized and the actual terms, amounts and uses of the Facilities may differ from those described herein. There can be no assurance that the parties will be able to finalize the documentation governing the Facilities or that we will be able to satisfy the conditions to close the Facilities. In the event that we are unable to close the Facilities, no assurance can be given that we would be able to (i) obtain a bond in a form necessary to stay enforcement of the Judgment or (ii) arrange alternative financing necessary to obtain a bond that would not have a material adverse effect on our financial position, results of operation or liquidity.

The Commitment Letter conditions the availability of the Facilities on certain customary closing conditions, including but not limited to (i) the absence of a material adverse change (other than the judgment), (ii) the execution of satisfactory definitive loan and closing documentation, (iii) timeframe limitations, (iv) the accuracy of our representations and warranties at closing, (v) the delivery of certain financial statements, and (vi) the satisfaction by the Company and its subsidiaries of a maximum leverage ratio and a minimum unrestricted cash balance at closing.

The loan documents governing the Facilities are expected to contain representations and warranties, financial, affirmative and negative covenants and events of default as are usual and customary for financings of this kind. Our obligations under the Facilities will be secured by a first priority security interest in all assets of the Company and a pledge of 100% of the capital stock of each domestic subsidiary (other than immaterial subsidiaries) of the Company.

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

Cash from operations was $235.7 million for the year ended December 31, 2006 compared to $113.1 million for the year ended December 31, 2005. The increase in cash from operations is primarily due to the following items:

Increases in cash flows due to:

•	an increase in net income of $53.5 million;

•	an increase in the change in premium receivables of $38.8 million primarily due to the acceleration of premium receipts from the State of the New York that had historically paid in arrears;

•	an increase in the change in accounts payable, accrued expense and other current liabilities of $56.8 million primarily as a result of timing of premium tax payments, the reversal of the contingent liability in the Maryland market of $6.1 million in the prior year, increase in accrued legal fees and experience rebate payable and the net increase in the change in the earnings-based compensation liabilities of $27.5 million; and

•	an increase in the change in unearned revenue of $32.9 million due to the timing of a premium receipts and increase in estimated premium recoupment balances.

Offset by decreases in cash flows due to:

•	a decrease in the change in deferred taxes of $11.0 million primarily related to the increase in unearned revenue and establishment of a deferred tax asset in connection with the adoption of SFAS No. 123(R); and

•	a decrease in the change in claims payable of $43.5 million related to efforts to resolve outstanding claims issues and reducing ending inventory levels.

Cash used in investing activities was $342.2 million for the year ended December 31, 2006 compared to cash used in investing activities of $73.9 million for the year ended December 31, 2005. The increase in cash used in investing activities was primarily due to net increase in purchase of investments offset by a decrease in cash flows used in acquisition activities. We currently anticipate total capital expenditures for 2007 of approximately $38.0 million to $40.0 million related to technological infrastructure development and the expansion of our medical management system.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of December 31, 2006, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is less than eighteen months. We utilize investment vehicles such as money market funds, commercial paper, certificates of deposit, municipal bonds, debt securities of government sponsored entities, corporate securities, auction rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted average taxable equivalent yield on consolidated investments as of December 31, 2006 was approximately 5.27%.

Cash provided by financing activities was $11.1 million and $5.8 million for the years ended December 31, 2006 and 2005, respectively. The increase in cash provided by financing activities primarily related to reductions in payments for capital lease obligations and debt issue costs and increases in cash flows from bank overdrafts.

Our subsidiaries are required to maintain minimum statutory capital requirements prescribed by various jurisdictions, including the departments of insurance in each of the states in which we operate. As of December 31, 2006, our subsidiaries were in compliance with all minimum statutory capital requirements. We anticipate the parent company will be required to fund minimum net worth shortfalls during 2007 using unregulated cash, cash equivalents and investments. We believe as a result that we will continue to be in compliance with these requirements for the next 12 months.

We believe that internally generated funds and available funds under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months provided we are not required to post a supersedeas bond in the Qui Tau litigation that exceeds funds available under our Credit Agreement or that may be available to us under the Facilities or other forms of financing.

The following table summarizes our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments at December 31, 2006 (in thousands):

Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Lease financing:
Operating lease obligations	$92,609	$13,172	$11,324	$10,384	$10,082	$9,675	$37,972
Capital lease obligations	1,264	838	426	—	—	—	—

Total lease financing	$93,873	$14,010	$11,750	$10,384	$10,082	$9,675	$37,972

Lease Financing

Operating Lease Obligations.  Our operating lease obligations are primarily for payments under non-cancelable office space leases.

Capital Lease Obligations.  Our capital lease obligations are primarily related to leased furniture, fixtures and equipment. The terms of these leases are normally between three and five years.

Long-term Borrowings

On May 10, 2005, we entered into an amendment to our Credit Agreement, which, among other things, provides for commitments under our Credit Agreement of $150.0 million and terminates on May 10, 2010. The Credit Agreement was further amended on November 21, 2006. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50.0 million. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on our leverage ratio. During the year ended December 31, 2006, the Company obtained two separate letters of credit through the Credit Agreement. A letter of credit for $217,000 was obtained in connection with standard requirements of a lease for office space for its New York subsidiary, CarePlus. A letter of credit for $50.4 million was obtained in November 2006 to the benefit of the clerk of the United States District Court for the Northern District of Illinois on behalf of the Company and AMERIGROUP Illinois, Inc. to stay the enforcement of a judgment in Qui Tam litigation in the United States District Court for the Northern District of Illinois pending the resolution of the post trial motions. See Item 3. Legal Proceedings. As of December 31, 2006, there were no borrowings outstanding under our Credit Agreement.

In order to stay the execution of the judgment of the Court during the pendency of our appeal, we may be required to establish a supersedeas bond equal to an amount set forth by the Court in its final judgment, plus one year of interest. We may raise the necessary financing to collateralize a letter of credit in favor of the Court through any combination of one or more of the following: (i) borrowing additional amounts under our Credit Agreement; (ii) using existing unregulated cash and investments; (iii) issuing debt, preferred stock and/or equity securities (including debt securities or preferred stock convertible into our common equity), under our shelf registration and/or in one or more public or Rule 144A offerings or privately negotiated transactions; and/or (iv) entering into additional credit arrangements. If we incur additional debt, it may limit our access to capital in the future which could impact our ability to meet statutory net worth requirements in the states in which we do business and limit our ability to pursue acquisition opportunities or enter new states. Additionally, any new credit arrangement may call for significant debt service requirements and have less favorable interest terms than under our current Credit Agreement. Any issuance of equity securities or debt or preferred stock convertible into our equity securities could have a material adverse effect on the trading price of our common stock. Depending upon the ultimate outcome, the amount of the final judgment against us could negatively impact our liquidity and could cause any amounts borrowed, or otherwise owed, under the Credit Agreement to become due and payable.

In order to ensure available funds to collateralize a letter of credit for the required supersedeas bond on January 19, 2007, we entered into a commitment letter with Goldman Sachs Credit Partners L.P. (GSCP) and Wachovia Capital Markets, LLC (WCM), for a senior secured credit facility of up to $600.0 million in the aggregate (the Commitment Letter). Subject to the terms of the Commitment Letter, GSCP and WCM have committed to provide (i) up to $550.0 million of financing under a senior secured synthetic letter of credit facility (the Synthetic LC Facility) and (ii) up to $50.0 million of financing under a senior secured revolving credit facility (the Revolver Facility and collectively with the Synthetic LC Facility, the Facilities), each with a term of up to five years.

Should the Facilities be finalized, the primary purpose of the Synthetic LC Facility would be to collateralize an irrevocable letter of credit for the supersedeas bond in order to stay the enforcement of the judgment, in the event the Court enters a final judgment in excess of the initial $48.0 million jury verdict entered by the Court on November 2, 2006. The Revolver Facility would be expected to be available to refinance and supercede the Company’s existing credit facility, for ongoing working capital and general corporate purposes.

The documentation governing the Facilities has not been finalized and the actual terms, amounts and uses of the Facilities may differ from those described herein. There can be no assurance that the parties will be able to finalize the documentation governing the Facilities or that we will be able to satisfy the conditions to close the Facilities. In the event that we are unable to close the Facilities, no assurance can be given that we would be able to (i) obtain a bond in a form necessary to stay enforcement of the Judgment or (ii) arrange alternative financing necessary to obtain a bond that would not have a material adverse effect on our financial position, results of operation or liquidity.

The Commitment Letter conditions the availability of the Facilities on certain customary closing conditions, including but not limited to (i) the absence of a material adverse change (other than the judgment), (ii) the execution of satisfactory definitive loan and closing documentation, (iii) timeframe limitations, (iv) the accuracy of our representations and warranties at closing, (v) the delivery of certain financial statements, and (vi) the satisfaction by the Company and its subsidiaries of a maximum leverage ratio and a minimum unrestricted cash balance at closing.

The loan documents governing the Facilities are expected to contain representations and warranties, financial, affirmative and negative covenants and events of default as are usual and customary for financings of this kind. Our obligations under the Facilities will be secured by a first priority security interest in all assets of the Company and a pledge of 100% of the capital stock of each domestic subsidiary (other than immaterial subsidiaries) of the Company.

Commitments

As of December 31, 2006, the Company has no commitments.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include HMOs and one PHSP. HMOs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of December 31, 2006, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. We anticipate the parent company will be required to fund minimum net worth shortfalls during 2007 using unregulated cash, cash equivalents and investments. We believe as a result that we will continue to be in compliance with these requirements at least through the end of 2007.

The National Association of Insurance Commissioners (NAIC) has defined risk-based capital (RBC) standards for HMOs and other entities bearing risk for healthcare coverage that are designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio). The RBC ratio is designed to reflect the risk profile of HMOs. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from requiring insurers to submit a comprehensive plan to the state insurance commissioner to requiring the state insurance commissioner to place the insurer under regulatory control. At December 31, 2006, the RBC ratio of each of the Company’s health plans was at or above the level that would require regulatory action. Although not all states had adopted these rules at December 31, 2006, at that date, each of the Company’s active HMOs had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at December 31, 2006 include future minimum rental commitments of $92.6 million. We have no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships. During the year ended December 31 2006, the Company obtained two letters of credit through our Credit Agreement. A letter of credit for $217,000 was obtained in connection with standard requirements of a lease for office space for its New York subsidiary, Care Plus. A letter of credit for $50.4 million was obtained in November 2006 for the benefit of the clerk of the United States District Court for the Northern District of Illinois on behalf of the Company and AMERIGROUP Illinois, Inc. to stay the enforcement of a judgment in Qui Tam litigation in the United States District Court for the Northern District of Illinois pending the resolution of post trial motions. See Part I, Item 3, Legal Proceedings.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2006, we had short-term investments of $167.7 million, long-term investments of $431.9 million and investments on deposit for licensure of $68.5 million. These investments consist of highly liquid investments with maturities between three months and eight years. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in highly-rated securities which include U.S. Treasury securities, debt securities of government sponsored entities, municipal bonds, commercial paper, auction rate securities, asset back securities and money market funds. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. As of December 31, 2006, a hypothetical 1% change in interest rates would result in an approximate $6.7 million change in our annual investment income or $0.08 change in diluted earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMERIGROUP Corporation:

We have audited the accompanying consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated income statements and consolidated statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERIGROUP Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, AMERIGROUP Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMERIGROUP Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP
Norfolk, Virginia
February 23, 2007

Item 8.	Financial Statements and Supplementary Data

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$176,718	$272,169
Short-term investments	167,703	130,054
Premium receivables	63,594	76,142
Deferred income taxes	21,550	11,972
Provider and other receivables	44,098	24,783
Prepaid expenses and other current assets	27,446	13,009

Total current assets	501,109	528,129
Long-term investments	431,852	184,883
Investments on deposit for licensure	68,511	56,657
Property and equipment, net	46,983	36,967
Software, net of accumulated amortization of $34,447 and $27,016 at December 31, 2006 and 2005, respectively	34,621	24,697
Other long-term assets	7,279	7,140
Goodwill and other intangible assets, net of accumulated amortization of $27,707 and $23,166 at December 31, 2006 and 2005, respectively	255,340	255,115

	$1,345,695	$1,093,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$385,204	$348,679
Accounts payable	6,285	7,243
Unearned revenue	63,765	32,598
Accrued payroll and related liabilities	39,951	17,978
Accrued expenses and other current liabilities	66,922	26,730
Current portion of capital lease obligations	795	1,642

Total current liabilities	562,922	434,870
Capital lease obligations less current portion	415	1,175
Deferred income taxes	7,637	10,273
Other long-term liabilities	6,136	5,716

Total liabilities	577,110	452,034

Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 52,274,552 and 51,567,340 at December 31, 2006 and 2005, respectively	523	516
Additional paid-in capital	391,515	371,744
Retained earnings	376,547	269,294

Total stockholders’ equity	768,585	641,554

	$1,345,695	$1,093,588

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except for per share data)

Revenues:
Premium	$2,795,810	$2,311,599	$1,813,391
Investment income and other	39,279	18,310	10,340

Total revenues	2,835,089	2,329,909	1,823,731

Expenses:
Health benefits	2,266,017	1,957,196	1,469,097
Selling, general and administrative	369,896	258,446	191,915
Depreciation and amortization	25,486	26,948	20,750
Interest	608	608	731

Total expenses	2,662,007	2,243,198	1,682,493

Income before income taxes	173,082	86,711	141,238
Income tax expense	65,976	33,060	55,224

Net income	$107,106	$53,651	$86,014

Net income per share:
Basic net income per share	$2.07	$1.05	$1.73

Weighted average number of common shares outstanding	51,863,999	51,213,589	49,721,945

Diluted net income per share	$2.02	$1.02	$1.66

Weighted average number of common shares and dilutive potential common shares outstanding	53,082,933	52,857,682	51,837,579

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-In	Retained	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Equity
	(Dollars in thousands)

Balances at January 1, 2004	48,889,244	$489	$331,506	$129,776	$(57)	$461,714
Common stock issued upon exercise of stock options and purchases under the employee stock purchase plan	1,640,480	16	12,902	—	—	12,918
Tax benefit from exercise of stock options	—	—	8,009	—	—	8,009
Amortization of deferred compensation	—	—	—	—	57	57
Net income	—	—	—	86,014	—	86,014

Balances at December 31, 2004	50,529,724	505	352,417	215,790	—	568,712
Common stock issued upon exercise of stock options and purchases under the employee stock purchase plan	1,037,616	11	10,756	—	—	10,767
Tax benefit from exercise of options	—	—	8,571	—	—	8,571
Other	—	—	—	(147)	—	(147)
Net income	—	—	—	53,651	—	53,651

Balances at December 31, 2005	51,567,340	516	371,744	269,294	—	641,554
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	707,212	7	8,683	—	—	8,690
Compensation expense related to share-based payments	—	—	8,477			8,477
Tax benefit from exercise of stock options	—	—	2,611	—	—	2,611
Other	—	—	—	147	—	147
Net income	—	—	—	107,106	—	107,106

Balances at December 31, 2006	52,274,552	$523	$391,515	$376,547	$—	$768,585

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$107,106	$53,651	$86,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,486	26,948	20,750
Loss (gain) on disposal or abandonment of property, equipment and software	725	(61)	971
Deferred tax (benefit) expense	(12,214)	(1,247)	2,878
Compensation expense related to share-based payments	8,477	—	—
Tax benefit related to exercise of stock options	—	8,571	8,009
Amortization of deferred compensation	—	—	57
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	12,548	(26,234)	(5,822)
Prepaid expenses, provider and other receivables and other current assets	(21,683)	(15,919)	(2,742)
Other assets	(647)	(1,074)	(941)
Claims payable	36,525	80,002	1,721
Accounts payable, accrued expenses and other current liabilities	47,741	(9,049)	9,234
Unearned revenue	31,167	(1,723)	(20,096)
Other long-term liabilities	420	(760)	2,027

Net cash provided by operating activities	235,651	113,105	102,060

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	1,576,108	1,120,383	5,121,916
Purchase of available-for-sale securities	(1,602,946)	(1,027,478)	(4,972,080)
Proceeds from redemption of held-to-maturity securities	383,466	214,333	74,971
Purchase of held-to-maturity securities	(641,099)	(237,393)	(158,663)
Purchase of property and equipment and software	(41,102)	(25,819)	(25,727)
Proceeds from redemption of investments on deposit for licensure	50,006	46,064	35,525
Purchase of investments on deposit for licensure	(61,860)	(56,329)	(38,544)
Purchase price adjustment (paid) received	(4,766)	0	512
Stock acquisition, net of cash acquired	—	(107,645)	—

Net cash (used in) provided by investing activities	(342,193)	(73,884)	37,910

Cash flows from financing activities:
Net increase (decrease) in bank overdrafts	1,397	—	(5,315)
Payment of debt issuance costs	—	(1,626)	—
Payment of capital lease obligations	(1,607)	(3,323)	(4,473)
Proceeds from exercise of stock options and employee stock purchases	8,690	10,767	12,918
Tax benefit related to exercise of stock options	2,611	—	—

Net cash provided by financing activities	11,091	5,818	3,130

Net (decrease) increase in cash and cash equivalents	(95,451)	45,039	143,100
Cash and cash equivalents at beginning of year	272,169	227,130	84,030

Cash and cash equivalents at end of year	$176,718	$272,169	$227,130

Supplemental disclosures of cash flow information:
Cash paid for interest	$576	$621	$717

Cash paid for income taxes	$65,917	$27,494	$53,628

On January 1, 2005, we completed our acquisition of CarePlus, LLC, which operates as CarePlus Health Plan (CarePlus). The following summarizes cash paid for this acquisition through December 31, 2006:

Assets acquired, including cash of $27,755	$177,144
Liabilities assumed	36,978

Net assets acquired	$140,166

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands, except for per share data)

(1)  Corporate Organization and Principles of Consolidation

(a)	Corporate Organization

AMERIGROUP Corporation (the Company), a Delaware corporation, is a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, State Children’s Health Insurance Program (SCHIP) FamilyCare and Special Needs Plans (SNP) for members who are eligible for both Medicaid and Medicare or “dual eligibles”.

The company was incorporated in 1994 and began operations of its wholly owned subsidiaries to develop, own and operate as health maintenance organizations (HMOs). The Company’s wholly-owned subsidiaries as of December 31, 2006 are as follows:

• AMERIGROUP Florida, Inc.	• AMERIGROUP South Carolina, Inc.
• AMERIGROUP Illinois, Inc.	• AMERIGROUP Tennessee, Inc.
• AMERIGROUP Indiana, Inc.	• AMERIGROUP Texas, Inc.
• AMERIGROUP Maryland, Inc.	• AMERIGROUP Virginia, Inc.
• AMERIGROUP Nevada, Inc.	• AMGP Georgia, Managed Care
• AMERIGROUP New Jersey, Inc.	Company, Inc.
• AMERIGROUP New Mexico, Inc.	• CarePlus, LLC, a Prepaid Health
• AMERIGROUP Ohio, Inc.	Services Plan
• Intellident IPA, Inc.
• PHP Holdings, Inc., a holding company
that is the parent company for
AMERIGROUP Florida, Inc.

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

The consolidated financial statements include the financial statements of AMERIGROUP Corporation and our sixteen wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(2)  Summary of Significant Accounting Policies and Practices

(a)	Cash Equivalents

We consider all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. We had cash equivalents of $142,291 and $190,398 at December 31, 2006 and 2005, respectively, which consist of commercial paper and municipal bonds.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Short and Long-Term Investments and Investments on Deposit for Licensure

Short and long-term investments and investments on deposit for licensure at December 31, 2006 and 2005 consist of certificates of deposit, commercial paper, money market funds, U.S. Treasury securities, corporate securities, debt securities of government sponsored entities, municipal bonds and auction rate securities. We consider all investments with original maturities greater than three months but less than or equal to twelve months to be short-term investments. We classify our debt and equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2006 and 2005, our auction rate securities are classified as available-for-sale. All other securities are classified as held-to-maturity.

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

Included in short-term and long-term investments are auction rate securities totaling $121,090 and $94,105 at December 31, 2006 and 2005, respectively. Auction rate securities are securities with an underlying component of a long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are typically less than three months providing high liquidity to otherwise longer term investments.

(c)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property and equipment was $13,714, $12,978 and $12,495 for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated useful lives are as follows:

Leasehold improvements	3-15 years
Furniture and fixtures	5-7 years
Equipment	3-5 years

(d)	Software

Software is stated at cost less accumulated amortization in accordance with Statement of Position 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Software is amortized over its estimated useful life of three to ten years, using the straight-line method. Amortization expense on software was $6,723, $5,477 and $4,121 for the years ended December 31, 2006, 2005 and 2004, respectively.

(e)	Goodwill and Other Intangibles

Goodwill represents the excess of cost over fair value of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), goodwill and

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other assets include cash on deposit for payment of claims under administrative services only arrangements, deposits, debt issuance costs and cash surrender value of life insurance policies.

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

Taxes based on premium revenues are currently paid by our plans in the States of Texas, New Jersey (beginning July 1, 2004), Maryland (beginning April 1, 2005), New York (beginning January 1, 2005), Ohio (beginning September 1, 2005) and Georgia (beginning June 1, 2006). Premium tax expense totaled $47,100, $25,903 and $14,054 in 2006, 2005 and 2004, respectively, and is included in selling, general and administrative expenses. Premium taxes range from 2% to 6% of revenues or are calculated on a per member per month basis.

(i)	Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS No. 123(R)), Shared-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25), Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS No. 123(R) establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased, or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. The Company’s results for the year ended December 31, 2006 include $8,462 of selling, general and administrative expenses related to the adoption of SFAS No. 123(R). Net earnings for the year ended December 31, 2006 were reduced by $5,776 or $0.11 per basic and diluted share. Additionally, upon adoption of SFAS No. 123(R), excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $2,611 for the year ended December 31, 2006.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2005 and 2004, the Company accounted for stock based compensation plans under APB Opinion No. 25. Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition.

	2005	2004

Net income:
Reported net income	$53,651	$86,014
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	16,563	9,321

Pro forma net income	$37,088	$76,693

Basic net income per share:
Reported basic net income per share	$1.05	$1.73
Pro forma basic net income per share	0.72	1.54
Diluted net income per share:
Reported diluted net income per share	$1.02	$1.66
Pro forma diluted net income per share	0.70	1.49

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

We record premium revenue based on membership and premium information from each government partner. Premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. In all of our states except Virginia, we are eligible to receive supplemental payments for newborns and/or obstetric deliveries. Each state contract is specific as to what is required before payments are generated. Upon delivery of a newborn, each state is notified according to our contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member. Additionally, in some states we receive supplemental payments for certain services such as high cost drugs and early childhood prevention screenings. Any amounts that have been earned and have not been received from the state by the end of the period are recorded on our balance sheet as premium receivables.

During the year ended December 31, 2005, we reversed approximately $6,100 of unearned revenue related to reserves established during the year ended December 31, 2004. The reserves related to a potential premium recoupment in the State of Maryland to comply with minimum medical expenditure requirements as interpreted by the State at that time. These reserves were reversed as a result of further discussions with the State which determined

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that no amounts were due. Net of the related tax effect, net income increased approximately $3,800, or $0.07 per diluted share for the year ended December 31, 2005 as a result of the favorable resolution of this issue.

During the year ended December 31, 2006, we reversed approximately $6,300 of unearned revenue related to reserves established during the year ended December 31, 2005. The reserves related to potential premium recoupments as a result of enrollment eligibility issues in the States of Florida and Texas. These reserves were reversed as a result of further discussions with the States involved that eliminated the potential premium recoupment. Net of the related tax effect, net income increased approximately $3,900, or $0.07 per diluted share for the year ended December 31, 2006 as a result of the favorable resolution of these issues.

During the year ended December 31, 2006, we recorded a reserve of approximately $5,200 of unearned revenue for a potential premium recoupment related to the provision of comprehensive behavioral health care services in accordance with the Florida Statute for the 2004 and 2005 contract years. Net of the related tax effect, net income decreased by approximately $3,200 or $0.06 per diluted share for the year ended December 31, 2006 as a result of this reserve.

(k)	Experience Rebate Payable

Experience rebate payable, included in accrued expenses, capital leases and other current liabilities, consists of estimates of amounts due under contracts with a state government. These amounts are computed based on a percentage of the contract profits as defined in the contract with the state. The profitability computation includes premium revenue earned from the state less actual medical and administrative costs incurred and paid and less estimated unpaid claims payable for the applicable membership. The unpaid claims payable estimates are based on historical payment patterns using actuarial techniques. A final settlement is generally made 334 days after the contract period ends using paid claims data and is subject to audit by the State any time thereafter. Any adjustment made to the experience rebate payable as a result of final settlement is included in current operations.

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

During the year ended December 31, 2006, we decreased our actuarial best estimates for health benefits expense by approximately $28,700 related to reserves established during the year ended December 31, 2005. This decrease was determined using actuarial analysis based upon the additional claims paid during 2006. Net of the related tax effect, net income increased approximately $17,600, or $0.33 per diluted share for the year ended December 31, 2006 as a result of this decrease in claims estimates.

(m)	Stop-loss Coverage

Stop-loss premiums, net of recoveries, are included in health benefits expense in the accompanying consolidated income statements.

(n)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of an asset exceeds its estimated future cash flows and the assets could not be used within the Company, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. No impairment of long-lived assets was recorded in 2006, 2005 or 2004.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. No impairment of goodwill was recorded in 2006, 2005 or 2004.

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

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities. The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position. The cumulative effects of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Based on our evaluation as of December 31, 2006, it is estimated that the Company will record an adjustment to increase retained earnings by up to $8,100. This amount is subject to revision as management completes its analysis of the impact of FIN 48.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s)	Risks and Uncertainties

Our profitability depends in large part on accurately predicting and effectively managing health benefits expense. We continually review our premium and benefit structure to reflect its underlying claims experience and revised actuarial data; however, several factors could adversely affect the health benefits expense. Certain of these factors, which include changes in healthcare practices, cost trends, inflation, new technologies, major epidemics, natural disasters and malpractice litigation, are beyond any health plan’s control and could adversely affect our ability to accurately predict and effectively control healthcare costs. Costs in excess of those anticipated could have a material adverse effect on our results of operations.

At December 31, 2006, we served members who received healthcare benefits through 18 contracts with the regulatory entities in the jurisdictions in which we operate. Three of these contracts individually accounted for 10% or more of our revenues for the year ended December 31, 2006, with the largest of these contracts representing approximately 24% of our revenues. Our state contracts have terms that are generally one- to two-years in length, some of which contain optional renewal periods at the discretion of the individual state. Some contracts also contain a termination clause with notification periods ranging from 30 to 180 days. At the termination of these contracts, re-negotiation of terms or the requirement to enter into a re-bidding or re-procurement process is required to execute a new contract.

(3)	Short and Long-Term Investments and Investments on Deposit for Licensure

The carrying amount, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity short-term investments are as follows at December 31, 2006 and 2005:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2006:
Auction rate securities — available-for-sale (carried at fair value)	$121,090	$—	$—	$121,090

Held-to-maturity (carried at amortized cost):
Commercial paper	$5,980	$—	$—	$5,980
Debt securities of government sponsored entities	36,633	3	6	36,630
Municipal bonds	4,000	—	1	3,999

Total	$46,613	$3	$7	$46,609

2005:
Auction rate securities — available-for-sale (carried at fair value)	$59,500	$—	$—	$59,500

Held-to-maturity (carried at amortized cost):
Commercial paper	$5,382	$—	$5	$5,377
Certificates of deposit	513	—	—	513
Corporate securities	1,500	—	—	1,500
Debt securities of government sponsored entities	52,681	1	50	52,632
Municipal bonds	10,478	—	6	10,472

Total	$70,554	$1	$61	$70,494

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity long-term investments are as follows at December 31, 2006 and 2005:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2006:
Held-to-maturity (carried at amortized cost):
Municipal bonds, maturing within one year	$1,998	$—	$1	$1,997
Debt securities of government sponsored entities, maturing within one year	96,825	13	166	96,672
Debt securities of government sponsored entities, maturing between one year and five years	333,029	84	824	332,289

Total	$431,852	$97	$991	$430,958

2005:
Auction rate securities — available-for-sale (carried at fair value)	$34,752	$—	$147	$34,605

Held-to-maturity (carried at amortized cost):
Municipal bonds, maturing within one year	$6,400	$—	$29	$6,371
Corporate securities, maturing within one year	2,000	—	10	1,990
Debt securities of government sponsored entities, maturing within one year	114,384	—	645	113,739
Debt securities of government sponsored entities, maturing between one year and five years	27,494	1	32	27,463

Total	$150,278	$1	$716	$149,563

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a condition for licensure by various state governments to operate HMOs or PHSPs we are required to maintain certain funds on deposit with or under the control of the various departments of insurance. Accordingly, at December 31, 2006 and 2005, the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for these held-to-maturity securities are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2006:
Money market funds	$5,235	$—	$—	$5,235
Certificates of deposit	307	—	—	307
U.S. Treasury securities, maturing within one year	13,540	1	5	13,536
U.S. Treasury securities, maturing between one year and five years	2,480	—	26	2,454
U.S. Treasury securities, maturing between five years and ten years	596	—	21	575
Debt securities of government sponsored entities, maturing within one year	19,491	2	30	19,463
Debt securities of government sponsored entities, maturing between one year and five years	26,460	19	55	26,424
Debt securities of government sponsored entities, maturing between five and ten years	402	33	6	429

Total	$68,511	$55	$143	$68,423

2005:
Money market funds	$4,984	$—	$—	$4,984
Commercial paper	422	—	15	407
Certificates of deposit	303	—	3	300
U.S. Treasury securities, maturing within one year	13,791	—	53	13,738
U.S. Treasury securities, maturing between one year and five years	503	—	11	492
U.S. Treasury securities, maturing between five years and ten years	2,456	50	45	2,461
Debt securities of government sponsored entities, maturing within one year	23,415	1	213	23,203
Debt securities of government sponsored entities, maturing between one year and five years	10,368	—	24	10,344
Debt securities of government sponsored entities, maturing between five and ten years	415	—	74	341

Total	$56,657	$51	$438	$56,270

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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair value of our held-to-maturity investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

2006:
Commercial paper	$—	$—	—	$—	$—	—
Certificates of deposit	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Debt securities of government sponsored entities	383,081	987	191	36,237	100	20
Municipal bonds	3,996	2	2	—	—	—
U.S. Treasury securities	6,931	5	7	2,916	47	5

Total temporarily impaired securities	$394,008	$994	200	$39,153	$147	25

The following table shows the fair value of our held-to-maturity investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

2005:
Commercial paper	$4,383	$20	3	$—	$—	—
Certificates of deposit	300	3	1	—	—	—
Corporate securities	1,990	10	1	—	—	—
Debt securities of government sponsored entities	94,801	260	66	118,899	778	60
Municipal bonds	5,972	6	3	6,371	29	5
US Treasury securities	9,082	109	15	—	—	—

Total temporarily impaired securities	$116,528	$408	89	$125,270	$807	65

The temporary declines in value as of December 31, 2006 and 2005, are primarily due to fluctuations in short-term market interest rates.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)  Property and Equipment, Net

Property and equipment, net at December 31, 2006 and 2005 is summarized as follows:

	2006	2005

Leasehold improvements	$28,700	$20,110
Furniture and fixtures	18,344	14,683
Equipment	56,143	57,583

	103,187	92,376
Less accumulated depreciation and amortization	(56,204)	(55,409)

	$46,983	$36,967

(5)  Acquisitions

(a)	CarePlus

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

The following table summarizes the fair values of the assets acquired and liabilities assumed of CarePlus at the date of the acquisition.

Cash and cash equivalents	$27,755
Investments on deposit for licensure	8,027
Goodwill and other intangible assets	127,439
Property, equipment and software	3,941
Other assets	9,982

Total assets acquired	177,144

Claims payable	27,424
Other liabilities	9,554

Total liabilities assumed	36,978

Net assets acquired	$140,166

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes identifiable intangible assets resulting from the CarePlus transaction:

		Amortization
		Period

Membership rights and provider network	$12,900	10 years
Non-compete agreement and trademarks	1,080	1-3 years

	$13,980

The following are the proforma results of operations for the year ended December 31, 2004 as if the acquisition had been completed on January 1, 2004:

Premium revenue	$2,008,319
Investment income and other	9,030

Total revenues	2,017,349

Health benefits expenses	1,608,656
Selling, general and administrative expenses	229,812
Depreciation and amortization expenses	28,734
Interest expense	731

Income before income taxes	149,416
Provision for income taxes	59,093

Net income	$90,323

Diluted net income per share	$1.74

(d)	Summary of Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets for the years ended December 31, 2006 and 2005 are as follows:

	2006		Weighted	2005
	Gross Carrying	Accumulated	Average	Gross Carrying	Accumulated	Weighted
	Amount	Amortization	Life	Amount	Amortization	Average Life

Goodwill	$257,403	$(5,773)	n/a	$252,637	$(5,773)	n/a
Membership rights and provider contracts	24,116	(20,543)	10	24,116	(16,252)	10
Non-compete agreements and trademarks	1,528	(1,391)	2	1,528	(1,141)	2

	$283,047	$(27,707)		$278,281	$(23,166)

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $4,541, $7,940 and $3,504, respectively, and the estimated aggregate amortization expense for the five succeeding years is as follows:

Estimated
Amortization
Expense

2007	$2,047
2008	804
2009	404
2010	197
2011	110

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)  Income Taxes

Total income taxes for the years ended December 31, 2006, 2005 and 2004 were allocated as follows:

	Years Ended December 31,
	2006	2005	2004

Income taxes from continuing operations	$65,976	$33,060	$55,224
Stockholders’ equity, tax benefit on exercise of stock options	(2,611)	(8,571)	(8,009)

	$63,365	$24,489	$47,215

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	Current	Deferred	Total

Year ended December 31, 2006:
U.S. federal	$67,014	$(10,917)	$56,097
State and local	11,176	(1,297)	9,879

	$78,190	$(12,214)	$65,976

Year ended December 31, 2005:
US federal	$29,911	$292	$30,203
State and local	4,396	(1,539)	2,857

	$34,307	$(1,247)	$33,060

Year ended December 31, 2004:
U.S. federal	$44,235	$2,335	$46,570
State and local	8,111	543	8,654

	$52,346	$2,878	$55,224

Income tax expense differed from the amounts computed by applying the statutory US federal income tax rate to income before income taxes as a result of the following:

	Years Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$60,579	35.0	$30,349	35.0	$49,434	35.0
Increase in income taxes resulting from:
State and local income taxes, net of federal income tax effect	6,121	3.5	1,857	2.1	5,625	4.0
Effect of nondeductible expenses and other, net	(724)	(0.4)	854	1.0	165	0.1

Total income tax expense	$65,976	38.1	$33,060	38.1	$55,224	39.1

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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	December 31,
	2006	2005

Deferred tax assets:
Estimated claims incurred but not reported, a portion of which is deductible as paid for tax purposes	$5,397	$3,034
Vacation, bonus, stock compensation and other accruals, deductible as paid for tax purposes	14,565	9,272
Accounts receivable allowances, deductible as written off for tax purposes	4,549	1,846
Start-up costs, deductible in future periods for tax purposes	205	284
Unearned revenue, a portion of which is includible in income as received for tax purposes	4,967	2,570
State net operating loss/credit carryforwards, deductible in future peroids for tax purposes	1,899	2,066

Gross deferred tax asset	31,582	19,072
Deferred tax liabilities:
Goodwill, due to timing differences in book and tax amortization	(3,690)	(4,449)
Property and equipment, due to timing differences in book and tax depreciation	(10,900)	(10,387)
Deductible prepaid expenses and other	(3,079)	(2,537)

Gross deferred tax liabilities	(17,669)	(17,373)

Net deferred tax asset	$13,913	$1,699

To assess the recoverability of deferred tax assets, we consider whether it is more likely than not that deferred tax assets will be realized. In making this determination, we take into account the scheduled reversal of deferred tax liabilities and whether projected future taxable income is sufficient to permit deduction of the deferred tax assets. Based on the level of historical taxable income and projections for future taxable income, we believe it is more likely than not that we will fully realize the benefits of the gross deferred tax assets of $31,582. State net operating loss carryforwards that expire in 2021 through 2026 comprise $1,899 of the gross deferred tax assets.

Income tax payable was $5,945 at December 31, 2006 and is included in accrued expenses and other current liabilities. Prepaid income tax was $3,719 at December 31, 2005, and is included in prepaid expenses, provider receivables and other current assets.

(7)	Long-Term Debt

On May 10, 2005, we entered into an amendment to our Credit Agreement, which, among other things, provides for commitments under our Credit Agreement of $150,000 and terminates on May 10, 2010. The Credit Agreement was further amended on November 21, 2006. The Credit Agreement contains a provision which allows us to obtain, subject to certain conditions, an increase in revolving commitments of up to an additional $50,000. The proceeds of the Credit Agreement are available for general corporate purposes, including, without limitation, permitted acquisitions of businesses, assets and technologies. The borrowings under the Credit Agreement will accrue interest at one of the following rates, at our option: Eurodollar plus the applicable margin or an alternate base rate plus the applicable margin. The applicable margin for Eurodollar borrowings is between 0.875% and 1.625% and the applicable margin for alternate base rate borrowings is between 0.00% and 0.75%. The applicable margin will vary depending on our leverage ratio. The Credit Agreement is secured by substantially all of the assets of AMERIGROUP and its wholly-owned subsidiary, PHP Holdings, Inc., including the stock of their respective

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wholly-owned managed care subsidiaries. There is a commitment fee on the unused portion of the Credit Agreement that ranges from 0.20% to 0.325%, depending on our leverage ratio. During the year ended December 31, 2006, the Company obtained two separate letters of credit through the Credit Agreement. A letter of credit for $217 was obtained in connection with standard requirements of a lease for office space for its New York subsidiary, CarePlus. A letter of credit for $50,400 was obtained in November 2006 for the benefit of the clerk of the United States District Court for the Northern District of, Illinois on behalf of the Company and AMERIGROUP Illinois, Inc. to stay the enforcement of a judgment in Qui Tam litigation in the United States District Court for the Northern District of Illinois pending the resolution of the post trial motions. As of December 31, 2006, there were no borrowings outstanding under our Credit Agreement.

Pursuant to the Credit Agreement, we must meet certain financial covenants. These financial covenants include meeting certain financial ratios and limits on capital expenditures and repurchases of our outstanding common stock. We believe we are in compliance with these financial covenants as of December 31, 2006.

(8)	Stock Option Plan

In May 2005, our shareholders adopted and approved our 2005 Equity Incentive Plan (2005 Plan), which provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, stock bonuses and other stock-based awards to employees and directors. We reserved for issuance a maximum of 3,750,000 shares of common stock under the 2005 Plan. In addition, shares remaining available for issuance under our 2003 Stock Plan (described below), our 2000 Stock Plan (described below) and our 1994 Stock Plan (described below) will be available for issuance under the 2005 Plan. Under all plans, an option’s maximum term is ten years. As of December 31, 2006, we had a total 3,263,478 shares available for issuance under our 2005 Plan.

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

Stock option activity during the year ended December 31, 2006 was as follows:

				Weighted-Average
				Remaining
		Weighted-Average	Aggregate Intrinsic	Contractual Term
	Shares	Exercise Price	Value	(Years)

Outstanding at December 31, 2005	5,267,077	$23.67
Granted	1,010,526	24.90
Exercised	(616,801)	11.51
Expired	(309,793)	37.71
Forfeited	(240,033)	30.48

Outstanding at December 31, 2006	5,110,976	$24.22	$66,899	6.60

Exercisable as of December 31, 2006	4,092,712	$23.84	$56,407	6.64

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the year ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004

Expected volatility	44.35% - 45.32%	29.96 - 46.49%	29.65 - 30.62%
Weighted-average stock price volatility	45.11%	28.59%	29.49%
Expected option life	2.40 - 5.56 years	5.50 - 6.20 years	5.28 - 6.16 years
Risk-free interest rate	4.52% - 5.11%	3.76 - 4.35%	2.80%- 4.08%
Dividend yield	None	None	None

For the year ended December 31, 2006, assumptions used in estimating the fair value at date of grant were based on the following:

i.	the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107;

ii.	expected volatility is based on historical volatility levels; and

iii.	the risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

For the years December 31, 2005 and 2004, the Company used a projected life for each award granted based on weighted-average historical experience of employees’ exercise behavior. The methods for determining the expected volatility and risk-free interest rate assumptions were the same as those used for the year ended December 31, 2006.

The weighted-average fair value per share of options granted during the years ended December 31, 2006, 2005 and 2004 was $11.08, $14.64 and $10.13, respectively. The total fair value of options vested during the years December 31, 2006, 2005 and 2004 was $7,538, $30,084 and $9,967, respectively. The following table provides information related to options exercised during the years ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
	2006	2005	2004

Cash received upon exercise of options	$8,690	$10,767	$12,918
Related tax benefit realized	2,611	8,571	8,009

Total intrinsic value of options exercised was $10,634, $27,051 and $27,348, for the years ended December 31, 2006, 2005 and 2004, respectively.

Non-vested restricted stock for the twelve months ended December 31, 2006 is summarized below:

		Weighted-Average
		Grant Date Fair
	Shares	Value

Non-vested balance at December 31, 2005	—	$—
Granted	230,350	23.11
Vested	(9,259)	22.75
Expired	—	—
Forfeited	(18,457)	21.39

Non-vested balance at December 31, 2006	202,634	$23.28

Non-vested restricted stock includes grants with both service and performance condition based vesting. Service-based awards generally vest annually over a period of four years contingent only on the employees’

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2006, there was $13,499 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005, 2003, 2000 and 1994 Plans, which is expected to be recognized over a weighted-average period of 3.0 years.

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

(9)	Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share:

	Years Ended December 31,
	2006	2005	2004

Basic net income per share:
Net income	$107,106	$53,651	$86,014

Weighted average number of common shares outstanding	51,863,999	51,213,589	49,721,945

Basic net income per share	$2.07	$1.05	$1.73

Diluted net income per share:
Net income	$107,106	$53,651	$86,014

Weighted average number of common shares outstanding	51,863,999	51,213,589	49,721,945
Dilutive effect of stock options (as determined by applying the treasury stock method)	1,218,934	1,644,093	2,115,634

Weighted average number of common shares and dilutive potential common shares outstanding	53,082,933	52,857,682	51,837,579

Diluted net income per share	$2.02	$1.02	$1.66

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options to purchase 1,666,560, 1,774,285 and 185,000 shares of common stock were outstanding during the years ended December 31, 2006, 2005 and 2004, respectively, and were not included in the computation of diluted net income per share because the option exercise price was greater than the average market price; therefore, including such shares would have been anti-dilutive.

(10)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, premium receivables, prepaid expenses, provider and other receivables, prepaids and other current assets, deposits, accounts payable, unearned revenue, accrued payroll and related liabilities, accrued expenses and other current liabilities and claims payable: The carrying amounts approximate fair value because of the short maturity of these items.

Short-term investments, long-term investments and investments on deposit for licensure: The carrying amounts approximate their fair values, which were determined based upon quoted market prices (note 3).

Cash surrender value of life insurance policies: The carrying amount approximates fair value.

(11)	Commitments and Contingencies

(a)	Minimum Reserve Requirements

Regulations governing our managed care operations in the District of Columbia, Florida, Georgia, Illinois, Maryland, New Jersey, New Mexico, Nevada, New York, Ohio, South Carolina, Tennessee, Texas and Virginia require the applicable subsidiaries to meet certain minimum net worth requirements. Each subsidiary was in compliance with its requirements at December 31, 2006.

(b)	Malpractice

We maintain professional liability coverage for certain claims which is provided by independent carriers and is subject to annual coverage limits. Professional liability policies are on a claims-made basis and must be renewed or replaced with equivalent insurance if claims incurred during its term, but asserted after its expiration, are to be insured.

(c)	Lease Agreements

We are obligated under capital leases covering certain office equipment that expires at various dates during the next three years. At December 31, 2006 and 2005, the gross amount of office equipment and related accumulated amortization recorded under capital leases was as follows:

	2006	2005

Equipment	$16,591	$17,247
Accumulated amortization	(15,678)	(14,561)

	$913	$2,686

Amortization of assets held under capital leases is included with depreciation and amortization expense.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also lease office space under operating leases which expire at various dates through 2019. Future minimum payments by year and in the aggregate under all non-cancelable leases are as follows at December 31, 2006:

	Capital	Operating
	Leases	Leases

2007	$838	$13,172
2008	426	11,324
2009	—	10,384
2010	—	10,082
2011	—	9,675
Thereafter	—	37,972

Total minimum lease payments	1,264	$92,609

Amount representing interest	(54)

Present value of minimum lease payments	1,210
Current installments of obligations under capital leases	(795)

Obligations under capital leases, excluding current installments	$415

These leases have various escalations, abatements and tenant improvement allowances that have been included in the total cost of each lease and amortized on a straight-line basis. Total rent expense for all office space and office equipment under non-cancelable operating leases was $12,576, $11,362 and $8,704 in 2006, 2005 and 2004, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated income statements.

(d)	Deferred Compensation Plans

Our employees have the option to participate in a deferred compensation plan sponsored by the Company. All full-time and most part-time employees of AMERIGROUP Corporation and subsidiaries may elect to participate in this plan. This plan is exempt from income taxes under Section 401(k) of the Internal Revenue Code. Participants may contribute a certain percentage of their compensation subject to maximum federal and plan limits. We may elect to match a certain percentage of each employee’s contributions up to specified limits. For the years ended December 31, 2006, 2005 and 2004, the matching contributions under the plan were $2,785, $1,700, and $1,227, respectively.

Certain employees have the option to participate in a non-qualified deferred compensation plan sponsored by the Company. Participants may contribute a percentage of their income subject to maximum plan limits. The Company does not match any employee contributions; however, the Company’s obligation to the employee is equal to the employees’ deferrals plus or minus any return on investment the employee earns through self-selected investment allocations. Included in other long-term liabilities at December 31, 2006 and 2005, respectively was $4,382 and $4,396 related to this plan.

During 2003, we added a long-term cash incentive award designed to retain certain key executives. Each eligible participant is assigned a cash target, the payment of which is deferred for three years. The amount of the target is dependent upon the participant’s performance against individual major job objectives in the first year of the program. The target award amount is funded over the three-year period, with the funding being dependent upon the Company meeting its financial goals each year. An executive is eligible for payment of a long-term incentive earned in any one year only if the executive remains employed with the Company and is in good standing at the beginning of the third following year. The expense recorded for the long-term cash incentive awards was $1,766 and $1,754 in 2006 and 2004, respectively. No expense was recorded in 2005 as the Company did not meet its financial goals required for the long-term cash incentive award to be awarded for the current year. The related current portion of the

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability of $1,620 and $1,742 at December 31, 2006 and 2005 was included in accrued payroll and related liabilities. There was no current portion of the liability at December 31, 2004. The related long-term portion of the liability of $1,465 and $1,320 at December 31, 2006 and 2005, respectively, was included in other long-term liabilities.

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

Fact discovery concluded on August 17, 2006. The trial began on October 4, 2006, and the case was submitted to the jury on October 27, 2006. On October 30, 2006, the jury returned a verdict against AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. in the amount of $48,000, which under applicable law will be trebled to $144,000, plus penalties. The jury also found that there were 18,130 false claims. The statutory penalties allowable under the False Claims Act range between $5.5 and $11 per false claim. The statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, 740 ILC 175/3, range between $5 and $10 per false claim.

On November 22, 2006, the Court entered a judgment in the amount of $48,000 and we posted an irrevocable letter of credit in the amount of $50,400 with the Court to stay the execution of the judgment.

All parties have filed post-trial motions. We filed motions for a new trial and remittitur and for judgment as a matter of law and the plaintiffs filed motions to treble the civil judgment, impose the maximum fines and penalties and to assess attorney’s fees, costs and expenses against us.

All of the post-trial motions were timely filed by the parties in January and February 2007.

On February 20, 2007, the Court heard oral arguments on the post-trial motions. The Court has not yet ruled on, the motions, but we expect that a ruling is imminent. In the event that the Court rules in favor of the plaintiffs motions, the Court could enter a judgment against us in an amount up to $524,730, plus attorneys’ fees, costs and expenses of Tyson’s counsel. In the event that the Court denies our motions, we intend to appeal the judgment to the U.S. Court of Appeals for the Seventh Circuit.

In order to stay the execution of the judgment of the Court during the pendency of our appeal, we may be required to establish a supersedeas bond equal to an amount set forth by the Court in its final judgment, plus one year of interest. We may raise the necessary financing to collateralize a letter of credit in favor of the Court through any combination of one or more of the following: (i) borrowing additional amounts under our Credit Agreement; (ii) using existing unregulated cash and investments; (iii) issuing debt, preferred stock and/or equity securities (including debt securities or preferred stock convertible into our common equity), under our shelf registration and/or in one or more public or Rule 144A offerings or privately negotiated transactions; and/or (iv) entering into additional credit arrangements. If we incur additional debt, it may limit our access to capital in the future which

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could impact our ability to meet statutory net worth requirements in the states in which we do business and limit our ability to pursue acquisition opportunities or enter new states. Additionally, any new credit arrangement may call for significant debt service requirements and have less favorable interest terms than under our current Credit Agreement. Any issuance of equity securities or debt or preferred stock convertible into our equity securities could have a material adverse effect on the trading price of our common stock. Depending upon the ultimate outcome, the amount of the final judgment against us could negatively impact our liquidity and could cause any amounts borrowed, or otherwise owed, under the Credit Agreement to become due and payable.

To date, the Court has not determined the amount of the statutory penalties. AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. believe that there is a basis for the jury verdict to be set aside or reversed on appeal, either resulting in a judgment in our favor or in a new trial. Accordingly, we believe that it is reasonably possible that damages may range from zero to $524,730, plus the reasonable attorney’s fees, expenses and costs of Tyson’s counsel.

Although it is possible that the ultimate outcome of the Qui Tam litigation will not be favorable to us, the amount of a loss, if any, is uncertain. Accordingly, we have not recorded any amounts in the Consolidated Financial Statements for unfavorable outcomes, if any. It is possible that the ultimate outcome of this matter will have a material adverse effect on our financial position, results of operations or liquidity. If we were to incur significant losses in connection with the Qui Tam litigation, the Company could fail to meet certain financial covenants and/or other provisions under its Credit Agreement which would render the Company in default under the Credit Agreement, thereby causing, among other things, any amounts borrowed, or otherwise owed under the Credit Agreement to become due and payable.

As a result of the Qui Tam litigation, it is possible that state or federal governments will subject the Company to greater regulatory scrutiny, investigation, action, or litigation. We have proactively been in contact with all of the insurance and Medicaid regulators in the states in which we operate as well as the Office of the Inspector General of the Department of Health and Human Services (OIG), with respect to the practices at issue in the Qui Tam litigation. In connection with our discussions with the OIG we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006 until September 30, 2007. In some circumstances, state or federal governments may move to exclude a company from contracts as a result of a civil verdict under the False Claims Act. We are unable to predict at this time what, if any, further action any state of federal regulators may take. Exclusion is a discretionary step which we believe would not be commenced, if at all, until all appeals had been exhausted. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

It is also possible that plaintiffs in other states could bring similar litigation against the Company. While we believe that the practices at issue in the Qui Tam litigation have not occurred outside of the operations of the Company’s Illinois subsidiary, successful verdict in similar litigation in another state could have a material adverse effect on our financial position, results of operations or liquidity.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 25, 2006, the Company reached an agreement in principle to resolve the Actions by executing a memorandum of understanding (the MOU) with the Lead Plaintiff. Under the terms of the MOU, a settlement fund of $5,000 in cash was created by the Company’s insurance carrier to resolve all class claims against the Company. All claims asserted against the individuals named in the lawsuit have been dismissed. Accordingly, the Company is the only remaining defendant. On November 13, 2006, the Company and the Lead Plaintiff executed and filed the definitive settlement agreement with the Court. The definitive settlement agreement was approved by the Court on February 5, 2007.

In a letter dated March 28, 2006, a purported shareholder of the Company demanded that the Board commence legal proceedings against each member of the Board and senior officer of the Company who has served in such capacities at any point from April 2005 to March 28, 2006. The letter, which stated that it was intended to comply with the requirements of a “Shareholder Demand Letter” pursuant to Virginia Code Ann. §13.1-672 and Del. Ch. Ct. R. 23.1, alleges that the Board and senior officers breached their fiduciary duties to the Company, including the duty of loyalty and due care, by (i) causing the Company to engage in unlawful conduct or failing to properly oversee the Company’s press releases and internal controls to prevent such misconduct; (ii) causing the Company to issue false and misleading statements; and (iii) exposing the Company to potential liability for the foregoing violations. As described in the letter, the purported shareholder believes that the legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company, as well as disgorgement by certain members of the Board and senior officers to the Company of salaries and bonuses received by them from April 2005 to the present. The letter further demands an investigation into the circumstances surrounding the resignations of E. Paul Dunn, Jr. and Frederick C. Dunlap and the fairness of the terms of the Separation Agreement and General Release entered into between the Company and Mr. Dunn.

A copy of the letter was forwarded to the Board of Directors for their review and action. The Board has retained independent counsel to review this matter. There can be no assurance that the purported shareholder will not further pursue his allegations or that any pursuit of any such allegations would not have a material adverse effect on the Company.

(f)	Other Contingencies

 Medicare Parts A & B

One year into our participation as a SNP in the Houston, Texas market, we are receiving fewer medical claims than we would have expected. As of December 31, 2006, we have paid $35,800 of physician and hospital claims for services rendered to our members for Medicare Parts A & B benefits or 63% of the $56,400 in estimated incurred expenses. A liability for incurred but not reported claims of $20,600, representing the difference between the estimated incurred expense and the amount paid, is recorded as a liability in the Consolidated Financial Statements at December 31, 2006. Due to the uniqueness of this new program, there are a variety of factors that could contribute to this lower volume of claims. Such factors may include, among other things: claims sent in error to other payors, confusion on behalf of providers as to the appropriate payor for the members, retroactive enrollment changes, variability in our enrollment since inception, difficulty adjudicating claims due to new or different medical benefits, complexities associated with a new product causing confusion among the members and providers, and changes in the severity of illness of our members. All of these factors could cause a delay in the receipt of claims for services

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided to our SNP members, necessitate re-adjudication of claims or result in a retroactive premium adjustment. We are continuing to evaluate the potential impact of these various factors.

We estimate that our liability related to incurred but not reported Medicare Parts A & B physician and hospital claims to be in the range of approximately $9,800 to $46,000. As discussed above, we have recorded a liability of $20,600 in the Consolidated Financial Statements which represents our best estimate at December 31, 2006. In determining our best estimate, our actuaries relied upon their original medical cost estimates (based on data provided by CMS), and blended in the emerging medical claims experience using a credibility model. In doing so, more credibility or reliance was placed on the paid claim data and less reliance was placed on our original medical cost estimates as of December 31, 2006. Our range of liability related to incurred but not reported Medicare Parts A & B physician and hospital claims represents our original estimates on the upper end of the range and estimates based solely on claims experience on the lower end of the range.

As we continue to evaluate our claims payment experience, favorable prior period developments may result. Alternatively, if because of one or more of the factors stated above or for other reasons, we find that additional claims payments more closely approximate or exceed our previous estimate, then our actuarial estimate of incurred claims may be increased resulting in unfavorable prior period development. We can give no assurance that any prior period development related to this issue in any future periods, whether favorable or unfavorable, will not have a material effect on our business, results of operations or financial condition.

 Medicare Part D

The Company’s contract with CMS includes a risk sharing provision. The risk sharing provision takes effect if actual pharmacy benefit costs are more than 2.5 percentage points above or below expected cost levels as submitted by the Company in its initial contract application. We have calculated an estimate of the risk share and accordingly, as of and for the year ended December 31, 2006, we recorded a risk share liability to CMS in other current liabilities in the Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Consolidated Income Statements. The recorded liability represents the estimated amount payable by the Company to CMS under the risk share contract provision if the program was terminated at December 31, 2006 based on estimated costs incurred through that date. The final risk share amounts due to or from CMS, if any, will be determined approximately six months after the end of the contract year-end.

In an effort to reimburse Medicare prescription drug plans for drug costs incurred on behalf of Medicare beneficiaries who may have switched plans or otherwise may not have been appropriately enrolled in a plan during the Part D program start-up earlier this year, CMS has implemented a reconciliation process to correct payment discrepancies between plans which is referred to as the Plan-to-Plan Reconciliation project. This project facilitates the exchange of payments between the plan where the beneficiary is officially enrolled and the plan that paid claims. During the fourth quarter of 2006, Phase 1 of the Plan-to-Plan Reconciliation was completed with no significant impact on the results of operations of the Company.

 Florida Behavioral Health

A Florida Statute (the Statute) gives the Florida Agency for Health Care Administration (AHCA) the right to contract with entities to provide comprehensive behavioral healthcare services, including mental health and substance abuse services. The Statute further requires the contractor to use at least 80% of the capitation for the provision of behavioral healthcare services, with any shortfall in the 80% expenditure being refunded to the State. In the contract that AMERIGROUP Florida, Inc. has with AHCA, AMERIGROUP Florida, Inc. is required to provide comprehensive behavioral healthcare services, but the contract defines a limited subset of behavioral healthcare services that can be counted towards the fulfillment of the 80% requirement. AMERIGROUP Florida, Inc. and other similarly situated contractors have disputed the restrictive definition imposed by AHCA and believe that providing only the limited AHCA definition does not support meeting our obligation to provide comprehensive healthcare services in accordance with our contract. There was an attempt to resolve this issue in the most recent session of the

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Florida legislature, which was unsuccessful. AMERIGROUP Florida, Inc. believes that the implementation by AHCA of the restrictive definition of comprehensive behavioral healthcare services in the contract is impermissible and inconsistent with the statutory requirements for administrative rule making. In February 2007, the Company received a ruling indicating amounts owed to AHCA of $5,200 for the 2004 and 2005 contract years which has been recorded in the accompanying Consolidated Financial Statements as of December 31, 2006. The Company has the option to appeal this determination through arbitration and is currently considering this alternative. The Company has reserved approximately $7,900 as its best estimate of liability for all prior and current contract periods, which is included in unearned revenue in Condensed Consolidated Financial Statements as of December 31, 2006.

 Risk Sharing Receivable

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC), that was terminated as of August 31, 2005. Under the risk-sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We believe that CCHCN owes us substantial payments for the 2005 contract year, which we estimate are approximately $10,400, as of December 31, 2006. The contract with CCHCN prescribes reconciliation procedures with respect to each contract period. As of this date, we are completing the reconciliation process with CCHCN with respect to the 2005 contract years. We recently completed the reconciliation process with CCHCN with respect to the 2004 contract year resulting in payment in full from CCHCN of approximately $1,700. If we are unable to agree on a settlement, our expenses attributable to these periods may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

 Experience Rebate Payable

Our Texas health plan is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2004 have been audited by a contracted auditing firm retained by the State of Texas. In their report, the auditor has challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to the health plan under the administrative services agreement. We are not certain whether there has been an ultimate determination by the State of Texas with respect to the recommendations to exclude these expenses as defined contained in the report. The contract year ending August 31, 2005 is currently being audited by the state contracted firm and contract year ended August 31, 2006 is expected to be audited commencing in mid-2007. Although we believe that the rebate calculations were done appropriately, if the regulators were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods. We believe it is reasonably possible that the liability related to this issue could range from zero to $18,900.

 New Jersey Provider Network

In December 2006, our New Jersey subsidiary received a notice of deficiency for failure to meet provider network requirements in several New Jersey counties as required by our Medicaid contract with New Jersey. We submitted to the State of New Jersey a corrective action plan and a request for a waiver of certain contractual provisions in December 2006 and January 2007. The State of New Jersey is considering our requests for waivers, and we have been granted an extension to correct the network deficiencies through June 2007. Prior to the expiration of the extension, we will work with the State of New Jersey to correct certain electronic records and to correct the network deficiencies. Although we believe that we will be able to resolve this issue, if the State of New Jersey does not grant further waivers and imposes fines and penalties our financial results can be materially impacted.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Employee Stock Purchase Plan

On February 15, 2001, the Board of Directors approved and we adopted an Employee Stock Purchase Plan. All employees are eligible to participate except those employees who have been employed by us less than 90 days, whose customary employment is less than 20 hours per week or any employee who owns five percent or more of our common stock. Eligible employees may join the plan every six months. Purchases of common stock are priced at the lower of the stock price less 15% on the first day or the last day of the six-month period. We have reserved for issuance 1,200,000 shares of common stock. We issued 81,152, 80,340, and 61,684 shares under the Employee Stock Purchase Plan in 2006, 2005, and 2004, respectively. As of December 31, 2006 we had a total of 801,334 shares available for issuance under the Employee Stock Purchase Plan.

The fair value of the employees’ purchase rights granted in each of the six months offering periods during 2006, 2005 and 2004 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Six Month Offering Periods Ending
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2006	2006	2005.	2005	2004	2004

Expected volatility	44.90%	45.65%	45.65%	29.42%	28.20%	30.62%
Expected term	6 months	6 months	6 months	6 months	6 months	6 months
Risk-free interest rate	5.24%	4.16%	3.40%	2.44%	1.58%	0.95%
Divided yield	None	None	None	None	None	None

The per share fair value of those purchase rights granted in each of the six month offering periods during 2006, 2005 and 2004 were as follows:

	Six Month Offering Periods Ending
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2006	2006	2005.	2005	2004	2004

Grant-date fair value	$8.70	$5.46	$10.68	$8.51	$5.47	$4.80

The Company recognized $537 of compensation expense during the year ended December 31, 2006 for the purchase rights granted during 2006. Included in the pro forma effect on net income and earnings per share if the Company had applied fair value recognition in prior years was $791 and $316 for the years ended December 31, 2005 and 2004, respectively.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Parent Financial Statements

The following parent only condensed financial information reflects the financial condition, results of operations and cash flows of AMERIGROUP Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$20,496	$19,497
Short-term investments	128,090	70,900
Due from subsidiaries	17,345	28,222
Deferred income taxes	7,344	8,674
Prepaid expenses and other current assets	30,057	11,700

Total current assets	203,332	138,993
Long-term investments	5,000	67,505
Investment in subsidiaries	577,857	439,982
Property and equipment, net	37,618	27,492
Software, net of accumulated amortization of $31,722 and $24,778 at December 31, 2006 and 2005, respectively	34,136	23,793
Other long-term assets	7,086	6,922
Subordinated loan receivable	4,203	4,203

	$869,232	$708,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,285	7,243
Accrued payroll and related liabilities	39,951	17,971
Accrued expenses and other current liabilities	40,907	19,013
Current portion of capital lease obligations	795	1,642

Total current liabilities	87,938	45,869
Capital lease obligations less current portion	415	1,175
Deferred income taxes	6,158	14,576
Other long-term liabilities	6,136	5,716

Total liabilities	100,647	67,336

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 52,274,552 and 51,567,340 at December 31, 2006 and 2005, respectively	523	516
Additional paid-in capital	391,515	371,744
Retained earnings	376,547	269,294

Total stockholders’ equity	768,585	641,554

	$869,232	$708,890

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except for per share data)

Revenues:
Service fees from subsidiaries	$236,661	$169,933	$180,961
Investment income	6,728	4,115	3,774

Total revenues	243,389	174,048	184,735

Expenses:
Selling, general and administrative	186,810	114,532	100,719
Depreciation and amortization	17,089	15,331	14,369
Interest	608	608	731

Total expenses	204,507	130,471	115,819

Income before income taxes and equity earnings in subsidiaries	38,882	43,577	68,916
Income tax expense	13,705	16,093	26,880
Equity earnings in subsidiaries	81,929	26,167	43,978

Net income	$107,106	$53,651	$86,014

Net income per share:
Basic net income per share	$2.07	$1.05	$1.73

Weighted average number of common shares outstanding	51,863,999	51,213,589	49,721,945

Diluted net income per share	$2.02	$1.02	$1.66

Weighted average number of common shares and dilutive potential common shares outstanding	53,082,933	52,857,682	51,837,579

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common stock		paid-in	Retained	Deferred	stockholders’
	Shares	Amount	capital	earnings	compensation	equity
	(Dollars in thousands)

Balances at January 1, 2004	48,889,244	$489	$331,506	$129,776	$(57)	$461,714
Common stock issued upon exercise of stock options and purchases under the employee stock purchase plan	1,640,480	16	12,902	—	—	12,918
Tax benefit from exercise of stock options	—	—	8,009	—	—	8,009
Amortization of deferred compensation	—	—	—	—	57	57
Net income	—	—	—	86,014	—	86,014

Balances at December 31, 2004	50,529,724	505	352,417	215,790	—	568,712
Common stock issued upon exercise of stock options and purchases under the employee stock purchase plan	1,037,616	11	10,756	—	—	10,767
Tax benefit from exercise of options	—	—	8,571	—	—	8,571
Other	—	—	—	(147)	—	(147)
Net income	—	—	—	53,651	—	53,651

Balances at December 31, 2005	51,567,340	516	371,744	269,294	—	641,554
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	707,212	7	8,683	—	—	8,690
Compensation expense related to share-based payments	—	—	8,477			8,477
Tax benefit from exercise of stock options	—	—	2,611	—	—	2,611
Other	—	—	—	147	—	147
Net income	—	—	—	107,106	—	107,106

Balances at December 31, 2006	52,274,552	$523	$391,515	$376,547	$—	$768,585

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASHFLOWS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$107,106	$53,651	$86,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,089	15,331	14,369
Loss on disposal or abandonment of property, equipment and software	269	—	971
Deferred tax (benefit) expense	(10,882)	3,416	2,189
Compensation expense related to share-based payments	8,477	—	—
Tax benefit related to exercise of stock options	—	8,571	8,009
Amortization of deferred compensation	—	—	57
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Equity earnings in subsidiaries	(81,929)	(26,167)	(43,978)
Prepaid expenses and other current assets	(18,357)	(2,016)	(3,080)
Other assets	(672)	(1,077)	(1,002)
Accounts payable, accrued expenses and other current liabilities	43,904	3,899	(3,469)
Other long-term liabilities	420	(760)	2,028

Net cash provided by operating activities	65,425	54,848	62,108

Cash flows from investing activities:
Proceeds from sale (purchases) of securities, net	5,462	(23,724)	59,366
Purchase of property and equipment and software	(37,319)	(19,762)	(27,367)
Contributions made to subsidiaries	(87,291)	(153,426)	(2,394)
Dividends received from subsidiaries	34,151	9,533	30,437

Net cash (used in) provided by investing activities	(84,997)	(187,379)	60,042

Cash flows from financing activities:
Increase (decrease) in due from subsidiaries	10,877	(10,710)	568
Payment of debt issuance costs	—	(1,626)	—
Payment of capital lease obligations	(1,607)	(3,229)	(4,473)
Proceeds from exercise of stock options and employee stock purchases	8,690	10,767	12,918
Tax benefit related to exercise of stock options	2,611	—	—

Net cash provided by (used in) financing activities	20,571	(4,798)	9,013

Net increase (decrease) in cash and cash equivalents	999	(137,329)	131,163
Cash and cash equivalents at beginning of year	19,497	156,826	25,663

Cash and cash equivalents at end of year	$20,496	$19,497	$156,826

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Quarterly Financial Data (unaudited)

	Three Months Ended
2006	March 31	June 30	September 30	December 31

Premium revenues	$666,158	$633,340	$698,507	$797,805
Health benefits expenses	525,466	527,945	570,928	641,678
Selling, general and administrative expenses	79,224	83,514	92,316	114,842
Income before income taxes	62,318	24,430	39,656	46,678
Net income	37,278	15,280	24,604	29,944
Diluted net income per share	0.71	0.29	0.46	0.56
Weighted average number of common shares and dilutive potential shares outstanding	52,591,485	52,995,812	53,331,741	53,525,958

	Three Months Ended
2005	March 31	June 30	September 30	December 31

Premium revenues	$553,888	$560,731	$582,784	$614,196
Health benefits expenses	454,404	463,071	520,243	519,478
Selling, general and administrative expenses	62,041	57,745	63,596	75,064
Income (loss) before income taxes	33,816	37,085	(3,110)	18,920
Net income (loss)	20,443	22,548	(2,260)	12,920
Diluted net income (loss) per share	0.39	0.43	(0.04)	0.25
Weighted average number of common shares and dilutive potential shares outstanding	52,961,652	53,053,949	51,420,856	52,148,265

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The management of AMERIGROUP Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria established in Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(c) Changes in Internal Controls.

During the year ended December 31, 2006, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMERIGROUP Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that AMERIGROUP Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMERIGROUP Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of AMERIGROUP Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that AMERIGROUP Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework, issued by COSO. Also, in our opinion, AMERIGROUP Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated income statements and consolidated statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated February 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Norfolk, Virginia
February 23, 2007

PART III.

Item 10.	Directors and Executive Officers of the Company

The information regarding Executive Officers is contained in Part I of this Report under the caption “Executive Officers of the Company.”

The information regarding directors is incorporated herein by reference from the section entitled “PROPOSAL #1: ELECTION OF DIRECTORS” in the Proxy Statement.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on Thursday, May 10, 2007. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2006.

The information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from the section entitled “Corporate Governance” in the Proxy Statement.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Officer Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Number of Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(excluding securities
	Options, Warrants	Warrants and	reflected in the first
	and Rights	Rights	column)(1)

Equity compensation plans approved by security holders	5,110,976	$24.22	4,064,812
Equity compensation plans not approved by security holders	—	—	—

Total	5,110,976	$24.22	4,064,812

(1)	Includes a total of 3,263,478 shares not yet issued as of December 31, 2006 under the 1994 Stock Plan and the 2000, 2003, and 2005 Equity Incentive Plans and 801,334 shares not yet issued under the Employee Stock Purchase Plan.

In 2006, we issued options to purchase 1,010,526 shares of common stock to associates and 230,050 of non-vested shares were granted to associates. All of these awards were granted under AMERIGROUP’s 2005 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference from the section entitled “Proposal #3: RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following financial statements are filed: Independent Auditors’ Report, Consolidated Balance Sheets, Consolidated Income Statements, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules.

None.

(b) Exhibits.

The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
10.1		Second Amended and Restated Employment Agreement of Jeffrey L. McWaters, dated October 2, 2000 (incorporated by reference to our Registration Statement No. 333-3740 on Form S-1 which was declared effective by the Securities and Exchange Commission on November 5, 2001).
*10	.6.11	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Form 10-Q filed on August 4, 2006).
*10	.6.12	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.12 to our Form 10-Q filed on November 14, 2006).
10.8		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).
10.9		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).

Exhibit
Number		Description

10.10		Definitive Agreement dated October 26, 2004, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2004).
10.11		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).
10.12		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.13		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).
10.14		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on February 23, 2005).
10.15		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report of Form 8-K, filed on May 13, 2005).
10.16		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.17		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10	.17.8	Amendment No. 2 to the Amended Restated Credit Agreement dated October 22, 2003, among AMERIGROUP Corporation, the Guarantors and the Lenders, named therein, dated May 10, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 13, 2005).
10	.17.9	Amendment No. 3 to the Amended Restated Credit Agreement dated October 22, 2003, among AMERIGROUP Corporation, the Guarantors and the Lenders, named therein, dated November 21, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 27, 2006).
10.18		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).
10.19		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on February 15, 2005).
10.20		Form of Separation Agreement between AMERIGROUP Corporation and Lorenzo Childress, Jr., M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 4, 2005).
10.21		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).

Exhibit
Number		Description

10.23		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K, filed on May 5, 2005).
10	.23.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.23.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.23.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective August 1, 2006 (incorporated by reference to exhibit 10.23.1 to our Form 10-Q filed on August 4, 2006).
10	.25.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
*10	.25.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006 (incorporated by reference to exhibit 10.25.11 to our Form 10-Q filed on August 4, 2006).
10	.25.3	Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 7, 2006).
10	.25.3.1	Amendment No. 1 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 1 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007).
*10	.25.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006 (incorporated by reference to exhibit 10.25.4 to our Form 10-Q filed on November 14, 2006).
10.26		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).
10	.26.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005.)
10.27		Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).

Exhibit
Number		Description

10	.27.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period June 30, 2005 through December 31, 2005 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10	.27.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10.28		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q, filed on November 4, 2005).
10.29		Medicaid Managed Care Model and Family Health Plus Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10	.29.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.29.2	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2008 (incorporated by reference to exhibit 10.29.2 to our Form 10-Q filed on August 4, 2006).
10.30		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10	.30.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K, filed on July 26, 2005).
10.31		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.31.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.32.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K, filed on March 1, 2006).

Exhibit
Number		Description

10	.32.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.32.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.32.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to exhibit 10.32.7 to our Form 10-Q filed on November 14, 2006).
10	.32.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.32.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Form 10-Q filed on November 14, 2006).
10.33		Form of Separation Agreement between AMERIGROUP Corporation and Eric M. Yoder, M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2007).
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to financial statements of the registrant.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 27, 2007.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 27, 2007.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated February 27, 2007

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia, on February 27, 2007.

AMERIGROUP Corporation

By:	/s/ James W. Truess
Name:     James W. Truess

Title:	Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey L. McWaters Jeffrey L. McWaters	Chairman and Chief Executive Officer	February 27, 2007

/s/ James W. Truess James W. Truess	Executive Vice President and Chief Financial Officer	February 27, 2007

/s/ Margaret M. Roomsburg Margaret M. Roomsburg	Senior Vice President and Chief Accounting Officer	February 27, 2007

/s/ Thomas E. Capps Thomas E. Capps	Director	February 27, 2007

/s/ Jeffrey B. Child Jeffrey B. Child	Director	February 27, 2007

/s/ Kay Coles James Kay Coles James	Director	February 27, 2007

/s/ William J. Mcbride William J. McBride	Director	February 27, 2007

/s/ Uwe E. Reinhardt, Ph.D. Uwe E. Reinhardt, Ph.D.	Director	February 27, 2007

/s/ Richard D. Shirk Richard D. Shirk	Director	February 27, 2007

EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).

3.2		By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).

4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).

4.2		AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).

10.1		Second Amended and Restated Employment Agreement of Jeffrey L. McWaters, dated October 2, 2000 (incorporated by reference to our Registration Statement No. 333-3740 on Form S-1 which was declared effective by the Securities and Exchange Commission on November 5, 2001).

*10	.6.11	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Form 10-Q filed on August 4, 2006).

*10	.6.12	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.12 to our Form 10-Q filed on November 14, 2006).

10.8		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q for the last quarter ended June 30, 2003, filed on August 11, 2003).

10.9		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).

10.10		Definitive Agreement dated October 26, 2004, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2004).

10.11		Closing Agreement dated January 3, 2005, between CarePlus, LLC and AMERIGROUP Corporation (incorporated by reference to exhibit 10.47 to our Current Report on Form 8-K, filed on January 6, 2005).

10.12		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).

10.13		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).

10.14		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on February 23, 2005).

10.15		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report of Form 8-K, filed on May 13, 2005).

10.16		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).

10.17		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).

Exhibit
Number		Description

10	.17.8	Amendment No. 2 to the Amended Restated Credit Agreement dated October 22, 2003, among AMERIGROUP Corporation, the Guarantors and the Lenders, named therein, dated May 10, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 13, 2005).

10	.17.9	Amendment No. 3 to the Amended Restated Credit Agreement dated October 22, 2003, among AMERIGROUP Corporation, the Guarantors and the Lenders, named therein, dated November 21, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 27, 2006).

10.18		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).

10.19		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on February 15, 2005).

10.20		Form of Separation Agreement between AMERIGROUP Corporation and Lorenzo Childress, Jr., M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 4, 2005).

10.21		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).

10.22		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).

10.23		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K, filed on May 5, 2005).

10	.23.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).

10	.23.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).

*10	.23.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective August 1, 2006 (incorporated by reference to exhibit 10.23.1 to our Form 10-Q filed on August 4, 2006).

10	.25.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).

*10	.25.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006 (incorporated by reference to exhibit 10.25.11 to our Form 10-Q filed on August 4, 2006).

Exhibit
Number		Description

10	.25.3	Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 7, 2006).

10	.25.3.1	Amendment No. 1 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 1 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007).

*10	.25.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006 (incorporated by reference to exhibit 10.25.4 to our Form 10-Q filed November 14, 2006).

10.26		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.26.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K, filed on May 5, 2005.)

10.27		Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on May 5, 2005).

10	.27.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period June 30, 2005 through December 31, 2005 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).

10	.27.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).

10.28		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q, filed on November 4, 2005).

10.29		Medicaid Managed Care Model and Family Health Plus Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).

10	.29.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).

*10	.29.2	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2008 (incorporated by reference to exhibit 10.29.2 to our Form 10-Q filed on August 4, 2006).

10.30		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2005).

Exhibit
Number		Description

10	.30.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K, filed on July 26, 2005).

10.31		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).

10	.31.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).

10	.32.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K, filed on March 1, 2006).

10	.32.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K, filed on March 1, 2006).

10	.32.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K, filed on March 1, 2006).

10	.32.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K, filed on March 1, 2006).

10	.32.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K, filed on March 1, 2006).

10	.32.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K, filed on March 1, 2006).

*10	.32.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to exhibit 10.32.7 to our Form 10-Q filed on November 14, 2006).

10	.32.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).

*10	.32.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Form 10-Q filed on November 14, 2006).

Exhibit
Number	Description

10.33	Form of Separation Agreement between AMERIGROUP Corporation and Eric M. Yoder, M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2007).

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to financial statements of the registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 27, 2007.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 27, 2007.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated February 27, 2007.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.