Form 10-Q
period 2007-03-31
AMERIGROUP CORP
filed 2007-05-03
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of May 1, 2007, there were 52,763,532 shares outstanding of AMERIGROUP’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$257,004	$176,718
Short-term investments	79,224	167,703
Restricted investments held as collateral	402,812	—
Premium receivables	54,901	63,594
Deferred income taxes	21,873	21,550
Provider and other receivables	36,708	44,098
Prepaid expenses and other	32,738	27,446

Total current assets	885,260	501,109
Long-term investments	403,340	431,852
Investments on deposit for licensure	79,970	68,511
Property and equipment, net	48,658	46,983
Software, net	35,772	34,621
Deferred income taxes	12,365	—
Other long-term assets	18,998	7,279
Goodwill and other intangible assets, net	254,658	255,340

	$1,739,021	$1,345,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$383,619	$385,204
Accounts payable	4,520	6,285
Unearned revenue	63,431	63,765
Accrued payroll and related liabilities	24,824	39,951
Accrued expenses and other current liabilities	64,596	66,922
Current portion of long-term debt	21,300	—
Current portion of capital lease obligations	739	795

Total current liabilities	563,029	562,922
Long-term convertible debt	240,000	—
Long-term debt	128,700	—
Capital lease obligations less current portion	222	415
Deferred income taxes	—	7,637
Other long-term liabilities	10,422	6,136

Total liabilities	942,373	577,110

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 52,441,965 and 52,272,824 at March 31, 2007 and December 31, 2006, respectively	525	523
Additional paid-in capital	389,569	391,566
Retained earnings	407,025	376,547

	797,119	768,636
Less treasury stock at cost (14,143 and 1,728 shares at March 31, 2007 and December 31, 2006, respectively)	(471)	(51)

Total stockholders’ equity	796,648	768,585

Total liabilities and stockholders’ equity	$1,739,021	$1,345,695

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006

Revenues:
Premium	$819,594	$666,158
Investment income and other	12,723	7,718

Total revenues	832,317	673,876

Expenses:
Health benefits	683,308	525,466
Selling, general and administrative	106,117	79,224
Depreciation and amortization	8,374	6,752
Interest	505	116

Total expenses	798,304	611,558

Income before income taxes	34,013	62,318
Income tax expense	12,720	25,040

Net income	$21,293	$37,278

Net income per share:
Basic net income per share	$0.41	$0.72

Weighted average number of common shares outstanding	52,339,205	51,590,786

Diluted net income per share	$0.40	$0.71

Weighted average number of common shares and dilutive potential common shares outstanding	53,721,113	52,591,485

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements Of Stockholders’ Equity
Three Months Ended March 31, 2007
(Dollars in thousands)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balances at January 1, 2007	52,272,824	$523	$391,566	$376,547	1,728	$(51)	$768,585
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	181,556	2	2,343	—	—	—	2,345
Compensation expense related to share-based payments	—	—	1,960	—	—	—	1,960
Tax benefit from exercise of stock options	—	—	1,000	—	—	—	1,000
Treasury stock redeemed for payment of employee taxes	(12,415)	—	—	—	12,415	(420)	(420)
Purchase of convertible note hedge instruments	—	—	(48,648)	—	—	—	(48,648)
Deferred tax asset related to purchase of convertible note hedge instruments	—	—	17,660	—	—	—	17,660
Sale of warrant instruments	—	—	23,688	—	—	—	23,688
Cumulative effect of adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes	—	—	—	9,185	—	—	9,185
Net income	—	—	—	21,293	—	—	21,293

Balances at March 31, 2007	52,441,965	$525	$389,569	$407,025	14,143	$(471)	$796,648

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements Of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$21,293	$37,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,374	6,752
Deferred tax benefit	(2,665)	(5,850)
Compensation expense related to share-based payments	1,960	2,009
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	8,693	25,489
Prepaid expenses, provider and other receivables and other current assets	2,973	(3,817)
Other assets	(2,790)	(287)
Claims payable	(1,585)	908
Accounts payable, accrued expenses and other current liabilities	(10,490)	33,552
Unearned revenue	(334)	60,834
Other long-term liabilities	4,286	(974)

Net cash provided by operating activities	29,715	155,894

Cash flows from investing activities:
Purchase of restricted investments held as collateral	(402,812)	—
Purchase of convertible note hedge instruments	(48,648)	—
Proceeds from sale of warrant instruments	23,688	—
Proceeds from sale of available-for-sale securities	464,974	341,175
Purchase of available-for-sale securities	(410,011)	(381,325)
Proceeds from redemption of held-to-maturity securities	185,676	63,243
Purchase of held-to-maturity securities	(123,648)	(180,563)
Purchase of property, equipment and software	(8,816)	(5,564)
Proceeds from redemption of investments on deposit for licensure	9,255	17,110
Purchase of investments on deposit for licensure	(20,714)	(22,083)

Net cash used in investing activities	(331,056)	(168,007)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	240,000	—
Borrowings under credit facility	351,318	—
Repayment of borrowings under credit facility	(201,318)	—
Payment of debt issuance costs	(10,631)	—
Net decrease in bank overdrafts	(838)	—
Payment of capital lease obligations	(249)	(496)
Proceeds from exercise of common stock options	2,345	674
Tax benefit related to exercise of stock options	1,000	160

Net cash provided by financing activities	381,627	338

Net increase (decrease) in cash and cash equivalents	80,286	(11,775)
Cash and cash equivalents at beginning of period	176,718	272,169

Cash and cash equivalents at end of period	$257,004	$260,394

Non-cash disclosures:
Common stock redeemed for payment of employee taxes	$(420)	$—

Cumulative effect of adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes	$9,185	$—

Deferred tax asset related to purchase of convertible note hedge instruments	$17,660	$—

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 of AMERIGROUP Corporation and subsidiaries (the Company), are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2007 and operating results for the interim periods ended March 31, 2007 and 2006. The December 31, 2006 condensed consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2007. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2007.

2.	Earnings per Share

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

	Three Months
	Ended March 31,
	2007	2006

Basic net income per share:
Net income	$21,293	$37,278

Weighted average number of common shares outstanding	52,339,205	51,590,786

Basic net income per share	$0.41	$0.72

Diluted net income per share:
Net income	$21,293	$37,278

Weighted average number of common shares outstanding	52,339,205	51,590,786
Dilutive effect of stock options, convertible senior notes and warrants (as determined by applying the treasury stock method)	1,381,908	1,000,699

Weighted average number of common shares and dilutive potential common shares outstanding	53,721,113	52,591,485

Diluted net income per share	$0.40	$0.71

Potential common stock equivalents representing 1,402,044 and 2,257,692 shares with a weighted-average exercise price of $40.93 and $34.85 for the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented.

The Company’s $240,000 Convertible Senior Notes due May 15, 2012, which were issued March 28, 2007, were not included as dilutive securities because the conversion price of $42.53 was greater than the average market price of shares of the Company’s common stock; therefore, to do so would have been anti-dilutive. The Company’s

AMERIGROUP Corporation And Subsidiaries

Notes To Condensed Consolidated Financial Statements — (Continued)

warrants related to its $240,000 Convertible Senior Notes due May 15, 2012 were not included in the computation of diluted net income per share because the warrants’ exercise price of $53.77 was greater than the average market price of the Company’s common shares; therefore, to do so would have been anti-dilutive.

3.	Recent Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities. The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded a $9,185 increase to retained earnings as of January 1, 2007. As of the date of the adoption, the total gross amount of unrecognized tax benefits was $298 excluding interest. Of this total, $211 (net of the federal benefit on state issues) represents the total amount of unrecognized tax benefits that, if recognized, would impact the effective rate.

We are subject to U.S. federal income tax, as well as, income tax in multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state tax matters have been concluded for years through 2002.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The gross amount of interest accrued for uncertain tax positions is $51.

4.	Long-Term Obligations

New Credit Agreement

On March 26, 2007, we entered into a Credit and Guaranty Agreement, with the Company as borrower, our wholly-owned subsidiary, PHP Holdings, Inc. (PHP) as guarantor, Goldman Sachs Credit Partners L.P. (GS) and Wachovia Capital Markets, LLC (Wachovia) as joint lead arrangers and bookrunners, GS as syndication agent and Wachovia Bank, National Association (Wachovia Bank) as administrative agent and collateral agent (as amended, the New Credit Agreement). On the same date, the Company and PHP, entered into a Pledge and Security Agreement with Wachovia Bank, as collateral agent (the Pledge and Security Agreement).

The New Credit Agreement provides for commitments of up to $401,318 consisting of (i) up to $351,318 of financing under a senior secured synthetic letter of credit facility and (ii) up to $50,000 of financing under a senior secured revolving credit facility. The New Credit Agreement terminates on March 15, 2012.

The proceeds of the New Credit Agreement are available (i) to facilitate an appeal, payment or settlement of the judgment in Qui Tam Litigation (as defined below), (ii) to repay in full certain existing indebtedness, (iii) to pay related transaction costs, fees, commissions and expenses, and (iv) to provide for the ongoing working capital requirements and general corporate purposes, including permitted acquisitions.

On April 3, 2007, an irrevocable letter of credit in the amount of $351,318, issued by Wachovia Bank, was delivered to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division. The letter of credit was provided to the court for the purpose of staying the enforcement of the judgment in Qui Tam Litigation pending resolution of our appeal. The letter of credit amount includes estimated interest on the judgment for one year. The letter of credit is backed by restricted investments, held as collateral by Wachovia Bank, equal to the face amount.

AMERIGROUP Corporation And Subsidiaries

Notes To Condensed Consolidated Financial Statements — (Continued)

Pursuant to the Pledge and Security Agreement, our obligations under the New Credit Agreement are secured by substantially all of our assets and PHP’s assets, including the stock of each of our respective wholly-owned managed care subsidiaries, in each case, subject to carve-outs.

The borrowings under the New Credit Agreement will accrue interest at the Company’s option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%.

Under the New Credit Agreement, we are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof.

We may prepay loans under the New Credit Agreement in whole or in part, without penalty or premium. We are required to prepay loans under the New Credit Agreement upon the occurrence of certain events, including asset sales and other dispositions, receipts of insurance/condemnation proceeds, the issuance of equity, the issuance of debt, and the existence of excess cash flow. As described below, on March 28, 2007, as required by the New Credit Agreement, we repaid $201,318 of the amount outstanding with net cash proceeds from the sale of convertible senior notes.

The New Credit Agreement includes customary covenants including, among other things, prohibitions on incurring additional indebtedness, making certain investments, changing corporate existence, disposing of assets, modifying the terms of indebtedness, creating or incurring liens, or further encumbering assets, in each case subject to certain exceptions. The New Credit Agreement also contains the following financial covenants: (i) maximum leverage ratios as of specified periods, (ii) a minimum interest coverage ratio and (iii) a minimum statutory net worth ratio.

The New Credit Agreement contains customary events of default, including, among others, payment defaults, failure to comply with the covenants in the New Credit Agreement, cross-defaults to other material indebtedness, bankruptcy, insolvency and change of control, the entry of certain adverse judgments, subjection of the Company to a criminal indictment or criminal investigation, the occurrence of a “designated event” as defined in the Indenture (as defined below) and material adverse effects resulting from material non-compliance with terms and provisions of certain HMO regulations. If any “event of default” occurs and is continuing, the New Credit Agreement may be terminated and all amounts owing thereunder may become immediately due and payable.

Convertible Senior Notes

On March 22, 2007, we entered into a purchase agreement (the Purchase Agreement) under which we agreed to sell $240,000 in aggregate principal amount of 2.0% Convertible Senior Notes due 2012 (the Notes) to Goldman, Sachs & Co. and Wachovia Capital Markets, LLC (collectively, the Initial Purchasers).

We closed the sale of the Notes on March 28, 2007. The Notes and the shares of our common stock, par value $0.01 per share (the Common Stock), issuable in certain circumstances upon conversion of the Notes have not been registered under the Securities Act of 1933, as amended (the Securities Act). We offered and sold the Notes to the Initial Purchasers in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The Initial Purchasers then sold the Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied upon these exemptions from registration based in part on representations made by the Initial Purchasers in the Purchase Agreement. The proceeds from the offering of the Notes, after deducting the Initial Purchasers’ discount and estimated offering expenses payable by the Company, were approximately $233,000.

The Notes are governed by an Indenture, dated as of March 28, 2007, between us and The Bank of New York, as trustee (the Indenture).

The Notes are senior unsecured obligations of the Company and will rank equally with all of our existing and future senior debt and senior to all of its subordinated debt. The Notes will be effectively subordinated to all existing

AMERIGROUP Corporation And Subsidiaries

Notes To Condensed Consolidated Financial Statements — (Continued)

and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our New Credit Agreement.

The Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The Notes mature on May 15, 2012, unless earlier repurchased or converted. Holders may convert their Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding March 15, 2012, only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the price per Note for each day of that measurement period was less than 98 percent of the product of the last reported sale price of the Common Stock and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending June 30, 2007, if the last reported sale price of the Common Stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130 percent of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The Notes will be convertible, regardless of the foregoing circumstances, at any time on or after March 15, 2012 through the third scheduled trading day immediately preceding the maturity date of the Notes, May 15, 2012.

Upon conversion of the Notes, we will pay cash up to the principal amount of the Notes converted. With respect to any conversion value in excess of the principal amount of the Notes converted, we have the option to settle the excess with cash, shares of Common Stock, or a combination of cash and shares of Common Stock based on a daily conversion value, determined in accordance with the Indenture, calculated on a proportionate basis for each day of the relevant 20-day volume-weighted average price (VWAP) trading day observation period. If an “accounting event” (as defined in the Indenture) occurs, we have the option to elect to settle the converted notes exclusively in shares of its Common Stock. The initial conversion rate for the Notes will be 23.5114 shares of Common Stock per one thousand dollars of principal amount of Notes, which represents a 32.5 percent conversion premium based on the closing price of $32.10 per share of the Common Stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of Common Stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the Indenture) occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder of Notes that elects to convert its Notes in connection with such fundamental change.

Subject to certain exceptions, if we undergo a “designated event” (as defined in the Indenture) holders of the Notes will have the option to require us to repurchase all or any portion of their Notes. The designated event repurchase price will be 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest (including special interest, if any) up to but excluding the designated event repurchase date. We will pay cash for all Notes so repurchased. We may not redeem the Notes prior to maturity.

In connection with the sale of the Notes, we entered into a Registration Rights Agreement, dated as of March 28, 2007, with the Initial Purchasers (the Registration Rights Agreement). Under the Registration Rights Agreement, we have agreed to use our commercially reasonable efforts to cause a shelf registration statement filed with the Securities and Exchange Commission (the SEC) covering the resale of the Notes and Common Stock issuable upon conversion of the Notes to become effective within 180 days after March 28, 2007. We anticipate filing the shelf registration statement in the second quarter of 2007. We have also agreed to use our commercially reasonable efforts to keep the shelf registration statement effective until the earliest of (i) the date when all securities covered by the shelf registration statement have been sold; (ii) the expiration of the applicable holding period with respect to the Notes held by non-affiliates of the Company under Rule 144(k) under the Securities Act, or any successor provision; and (iii) the date that is two years after the effective date of the registration statement. We may suspend the use of the registration statement to resell Notes or shares of Common Stock issued upon conversion of Notes for reasons relating to pending corporate developments, public filings or other events.

AMERIGROUP Corporation And Subsidiaries

Notes To Condensed Consolidated Financial Statements — (Continued)

Subject to certain limitations, we will be required to pay the holders of the Notes special interest on the Notes if we fail to register the Notes and the Common Stock issuable upon conversion of the Notes within, or to keep such registration statement effective during, specified time periods.

In connection with the sale of the Notes, we entered into a convertible note hedge transaction with respect to our Common Stock (the Purchased Options) with an affiliate of Goldman, Sachs & Co. or its hedging counterparty (the Counterparty). The Purchased Options cover, subject to customary anti-dilution adjustments, 5,642,736 shares of Common Stock for which we paid approximately $48,600. As a result of this transaction, we recorded a deferred tax asset of approximately $17,700. We also entered into a warrant transaction whereby we sold to the Counterparty warrants to acquire, subject to customary anti-dilution adjustments, 5,642,736 shares of Common Stock (the Sold Warrants) for which we received approximately $23,700.

The Purchased Options are expected to reduce the potential dilution upon conversion of the Notes in the event that the market value per share of Common Stock, as measured under the Purchased Options, at the time of exercise is greater than the strike price of the Purchased Options, which corresponds to the initial conversion price of the Notes and is similarly subject to certain customary adjustments. If, however, the market value per share of Common Stock exceeds the strike price of the Sold Warrants when the Sold Warrants are exercised, we will be required to issue Common Stock to the Counterparty. Both the Purchased Options and Sold Warrants provide for net-share settlement at the time of any exercise for the amount that the market value of Common Stock exceeds the applicable strike price.

The Purchased Options and Sold Warrants are separate transactions entered into by us with the Counterparty, and are not part of the terms of the Notes and will not affect the holders’ rights under the Notes.

We also granted the Initial Purchasers an option to purchase up to an additional $20,000 in aggregate principal amount of notes (the Additional Notes) solely to cover over-allotments, if any. On April 3, 2007, the Initial Purchasers exercised in full the over-allotment option. The Additional Notes have the same terms as the Notes. On April 9, 2007, we issued the Additional Notes to the Initial Purchasers and closed the transaction. We received net proceeds from the sale of the Additional Notes of approximately $19,800.

In connection with the sale of Additional Notes, on April 3, 2007, we also entered into additional convertible note hedge transactions (the Additional Purchased Options) with respect to our Common Stock, par value $0.01 per share with an affiliate of Goldman, Sachs & Co. or its hedging counterparty for which the Company paid approximately $4,100. As a result of this transaction, we recorded an additional deferred tax asset of approximately $1,500 in April 2007. The Additional Purchased Options will cover, subject to customary anti-dilution adjustments, 470,228 shares of Common Stock. We also entered into an additional warrant transaction (the Additional Sold Warrants) whereby we sold to the Counterparty warrants to acquire, subject to customary anti-dilution adjustments, approximately 470,228 shares of Common Stock for which the Company received $2,000. The Additional Purchased Options and Additional Sold Warrants have the same terms as the Purchased Options and Sold Warrants.

5.	Contingencies

Legal Proceedings

Qui Tam

In 2002, Cleveland A. Tyson, a former employee of our Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc (the Qui Tam Litigation). The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division (the Court). It alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs.

AMERIGROUP Corporation And Subsidiaries

Notes To Condensed Consolidated Financial Statements — (Continued)

In 2005, the Court allowed the State of Illinois and the United States of America to intervene. In June 2005, Plaintiffs were allowed to amend their complaint to add AMERIGROUP Corporation as a party. In the third amended complaint, the Plaintiffs alleged that AMERIGROUP Corporation was liable as the alter-ego of AMERIGROUP Illinois, Inc. and that AMERIGROUP Corporation was liable for making false claims or causing false claims to be made.

The trial began on October 4, 2006, and the case was submitted to the jury on October 27, 2006. On October 30, 2006, the jury returned a verdict against AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. in the amount of $48,000, which under applicable law would be trebled to $144,000, plus penalties. The jury also found that there were 18,130 false claims. The statutory penalties allowable under the False Claims Act range between $5.5 and $11 per false claim. The statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, 740 ILC 175/3, range between $5 and $10 per false claim.

On November 22, 2006, the Court entered an initial judgment in the amount of $48,000 and we posted an irrevocable letter of credit in the amount of $50,400 with the Court to stay the enforcement of the initial judgment. We filed motions for a new trial and remittitur and for judgment as a matter of law and the plaintiffs filed motions to treble the civil judgment, impose the maximum fines and penalties and to assess attorney’s fees, costs and expenses against us. On February 20, 2007, the Court heard oral arguments on the post-trial motions.

On March 13, 2007, the Court entered a judgment against us and our Illinois subsidiary, AMERIGROUP Illinois, Inc., in the amount of approximately $334,000, which includes the trebling of damages and false claim penalties. We intend to appeal the judgment to the United States Court of Appeals for the Seventh Circuit. On April 3, 2007, we delivered a letter of credit in the amount of $351,318, which includes estimated interest on the judgment for one year, to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern District to stay the enforcement of the judgment pending appeal.

Although it is possible that the ultimate outcome of the Qui Tam judgment will not be favorable to us, the amount of loss, if any, is uncertain. Accordingly, we have not recorded any amounts in the Condensed Consolidated Financial Statements for unfavorable outcomes, if any, as a result of the Qui Tam judgment. If we were to incur significant losses above the current judgement in connection with the Qui Tam Litigation, we could fail to meet certain financial covenants and/or other provisions under our New Credit Agreement which would render us in default under the New Credit Agreement, thereby causing, among other things, any amounts borrowed, or otherwise owed under the New Credit Agreement to become due and payable. There can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

As a result of the Qui Tam Litigation, it is possible that state or federal governments will subject us to greater regulatory scrutiny, investigation, action, or litigation. We have proactively been in contact with all of the insurance and Medicaid regulators in the states in which we operate as well as the Office of the Inspector General of the Department of Health and Human Services (OIG), with respect to the practices at issue in the Qui Tam Litigation. In connection with our discussions with the OIG we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006 until September 30, 2007. In some circumstances, state or federal governments may move to exclude a company from contracts as a result of a civil verdict under the False Claims Act. We are unable to predict at this time what, if any, further action any state of federal regulators may take. Exclusion is a discretionary step which we believe would not be commenced, if at all, until all appeals had been exhausted. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

It is also possible that plaintiffs in other states could bring similar litigation against us. While we believe that the practices at issue in the Qui Tam Litigation have not occurred outside of the operations of the Company’s Illinois

AMERIGROUP Corporation And Subsidiaries

Notes To Condensed Consolidated Financial Statements — (Continued)

subsidiary, a verdict in favor of a plaintiff in similar litigation in another state could have a material adverse effect on our financial position, results of operations or liquidity.

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

Stockholder Derivative Demand Letter

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

A copy of the letter was forwarded to the Board of Directors for their review and action. The Board of Directors retained independent counsel and formed a special review committee of the Board of Directors, comprised of independent directors, to review and evaluate the claims made in the demand letter, but reserved to the full Board of Directors’ authority and discretion to exercise its business judgment in respect of the proper disposition of the demand. In April 2007, the Board of Directors communicated to the Company and to the attorney of the purported shareholder who sent the demand letter its determination that maintenance of the proposed derivative suit is, among

AMERIGROUP Corporation And Subsidiaries

Notes To Condensed Consolidated Financial Statements — (Continued)

other things, not in the best interests of the Company. To date, no further communication has been received from the purported shareholder or his attorney who sent the demand letter. There can be no assurance that the purported shareholder will not further pursue his allegations or that any pursuit of any such allegations would not have a material adverse effect on the Company.

Other Contingencies

Experience Rebate Payable

Our Texas health plan is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2005 have been audited by a contracted auditing firm retained by the State. In their report, the auditor has challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to the health plan under our administrative services agreement with AMERIGROUP Texas, Inc. We are not certain whether there has been an ultimate determination by the State with respect to the recommendations to exclude these expenses as defined contained in the report. The contract year ended August 31, 2006 is expected to be audited commencing in mid-2007. Although we believe that the rebate calculations were done appropriately, if the regulators were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods. We believe it is reasonably possible that the liability related to this issue could range from zero to $19,400.

Florida Behavioral Health

A Florida Statute (the Statute) gives the Florida Agency for Health Care Administration (AHCA) the right to contract with entities to provide comprehensive behavioral healthcare services, including mental health and substance abuse services. The Statute further requires the contractor to use at least 80% of the capitation for the provision of behavioral healthcare services, with any shortfall in the 80% expenditure being refunded to the State. AMERIGROUP Florida, Inc. and other similarly situated contractors have disputed the application of this 80% requirement by AHCA. In April 2007, the Company and AHCA settled the dispute in the amount of approximately $5,300 for the 2004 and 2005 contract years which has been recorded in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2007. The Company paid this amount to AHCA in April 2007.

Risk Sharing Receivable

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC), that was terminated as of August 31, 2005. Under the risk-sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We believe that CCHCN owes us substantial payments for the 2005 contract year, which we estimate total approximately $10,800, as of March 31, 2007. The contract with CCHCN prescribes reconciliation procedures with respect to each contract period. As of this date, we have completed the reconciliation process with CCHCN with respect to the 2005 contract year and we are awaiting payment. If we are unable to obtain payment, our expenses attributable to these periods may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

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

6.	Changes in Estimates – Revenue

During the three months ended March 31, 2006, we reversed approximately $6,300 of unearned revenue related to reserves established during the year ended December 31, 2005. The reserves related to potential premium recoupments as a result of enrollment eligibility issues in the States of Florida and Texas. These reserves were reversed as a result of further discussions with the States involved that eliminated the potential premium recoupment. Net of the related tax effect, net income increased approximately $3,800, or $0.07 per diluted share for the three months ended March 31, 2006 as a result of the favorable resolution of these issues.

7.	Changes in Estimates – Health Benefits Expenses

During the three months ended March 31, 2006, we decreased our actuarial best estimates for health benefits expenses by approximately $34,500 related to reserves established during the year ended December 31, 2005. This decrease was determined using actuarial analysis based upon the additional claims paid during the first quarter of 2006. Net of the related tax effect, net income increased approximately $20,600, or $0.39 per diluted share for the three months ended March 31, 2006 as a result of this decrease in claims estimates.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	national, state and local economic conditions, including their effect on the rate increase process, timing of payments, and the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations and their effect on certain of our unit costs and our ability to manage our medical costs;

•	changes in Medicaid and Medicare payment levels and methodologies and the application of such methodologies by the Federal and state governments;

•	liabilities and other claims asserted against us;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	our ability to meet our debt service obligations and meet the covenants contained in our New Credit Agreement;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels;

•	demographic changes;

•	increased use of services, increased cost of individual services, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of healthcare use;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	catastrophes, including acts of terrorism or severe weather; and

•	the unfavorable resolution of pending litigation.

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 27, 2007, and Part II – Other Information – Item 1A – “Risk Factors” for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, State Children’s Health Insurance Program (SCHIP), FamilyCare and Special Needs Plans (SNP). We were founded in December 1994 with the objective of becoming the leading managed care organization in the United States focused on serving people who receive these types of benefits. After more than a decade of operations, we continue to believe that managed healthcare remains the only proven mechanism that significantly reduces medical cost trends and helps our government partners control their costs, and improves health outcomes for those receiving these types of benefits.

Summary highlights of our first quarter of 2007 include:

•	Membership increased 21.2 percent to 1,332,000, from March 31, 2006 to March 31, 2007;

•	Total membership in AMERIPLUS, which serves people in Medicaid’s Aged, Blind and Disabled (ABD) population, increased by 43.7 percent to 125,000 members from March 31, 2006 to March 31, 2007;

•	Revenues of $832.3 million, a 23.5 percent increase over the first quarter of 2006;

•	Health benefits ratio of 83.4 percent of premium revenues;

•	Selling, general and administrative expense ratio of 12.7 percent of total revenues;

•	Cash flow from operations was $29.7 million;

•	Issued $240.0 million in aggregate principal amount of 2.0 percent convertible senior notes due 2012. The transaction included an over-allotment of $20.0 million which was exercised in April bringing the total to $260.0 million;

•	Entered into a new credit facility, under which there was $150.0 million outstanding at March 31, 2007. The facility also includes a $50.0 million revolving facility, which currently has no amounts outstanding; and

•	NCQA awarded our subsidiary, AMERIGROUP Community Care of the District of Columbia, a three-year Commendable Accreditation Status.

Revenue Growth

During the first quarter of 2007, our revenue compared to the first quarter of 2006 increased 23.5 percent. This increase is due to membership increases in new markets and products, premium rate increases and yield increases resulting from changes in membership mix. During the three months ended March 31, 2006, premium revenues were favorably impacted by $6.3 million as a result of the reversal of reserves for potential premium recoupments related to eligibility issues in Florida and Texas for prior years that have been resolved.

Effective April 1, 2007, we commenced operations in Tennessee with over 175,000 members in Tennessee’s middle region including Medicaid mothers and children and the ABD population bringing the total Company membership to over 1,500,000 as of April 1, 2007. Additionally, we continue to participate in negotiations in the States of South Carolina and New Mexico to begin operations serving segments of the Medicaid population in those States. We can make no assurance that these efforts will result in new business for us or if any new business will be favorable to our financial position, results of operations, or liquidity.

As of March 31, 2007, approximately 38% of our current membership has resulted from ten acquisitions. We periodically evaluate acquisition opportunities to determine if they meet our return metrics. We continue to believe acquisitions will be an important part of our long-term growth strategy.

Operating Costs

Health Benefits

The health benefits ratio (HBR) for the three months ended March 31, 2007 was 83.4% compared to 78.9% for the three months ended March 31, 2006. The increase in HBR for the three months ended March 31, 2007 over that for the three months ended March 31, 2006 is a result of (1) significant prior period development in the three months ended March 31, 2006 which decreased health benefits expenses by $34.5 million; (2) a reversal of $6.3 million of unearned revenue in the three months ended March 31, 2006; (3) mix shift toward new products, such as our AMERIPLUS product, that are underwritten as at a higher health benefits ratio; and (4) entry into the Georgia market which began June 1, 2006 with a higher HBR than the average of our then existing markets.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) were 12.7% of total revenues for the three months ended March 31, 2007 compared to 11.8% for the three months ended March 31, 2006. Our SG&A ratio increased in the current period primarily as a result of (1) increases in salaries and benefits due to an increase in workforce of approximately 30%; and (2) increased premium taxes commensurate with increased revenues in states that bear premium tax. These increases were partially offset by (1) decreases in experience rebate expense; and (2) leverage realized from increased revenues.

Status of Qui Tam Litigation

On March 13, 2007, the U.S. District Court for the Northern District of Illinois, Eastern Division entered a judgment in this matter against us and our Illinois subsidiary, AMERIGROUP Illinois, Inc., in the amount of approximately $334.0 million. We intend to appeal the judgment to the United States Court of Appeals for the Seventh Circuit. On April 3, 2007, a letter of credit in the amount of $351.3 million, which includes estimated interest on the judgement for one year, was delivered to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern District to stay the enforcement of the judgment pending our appeal.

Although it is possible that the ultimate outcome of the Qui Tam judgment will not be favorable to us, the amount of loss, if any, is uncertain. Accordingly, we have not recorded any amounts in the Condensed Consolidated Financial Statements for unfavorable outcomes, if any, as a result of the Qui Tam judgment. If we were to incur significant losses above the current judgement in connection with the Qui Tam Litigation, the Company could fail to meet certain financial covenants and/or other provisions under our New Credit Agreement which would render the Company in default under the New Credit Agreement, thereby causing, among other things, any amounts borrowed, or otherwise owed under the New Credit Agreement to become due and payable. There can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity. See Part II– Other Information– Item I– “Legal Proceedings” for further discussion.

Long-term Obligations

New Credit Agreement

On March 26, 2007 we entered into a Credit and Guaranty Agreement, (as amended, the New Credit Agreement). The New Credit Agreement provides for commitments of up to $401.3 million consisting of (i) up to $351.3 million of financing under a senior secured synthetic letter of credit facility and (ii) up to $50.0 million of financing under a senior secured revolving credit facility. The New Credit Agreement terminates on March 15, 2012. As of March 31, 2007, $150.0 million was outstanding under the new Credit Agreement. See Part I– Financial Information– Item 2– Management Discussion and Analysis of Financial Condition and Results of Operations– “Liquidity and Capital Resources” for further description of our New Credit Agreement.

Convertible Senior Notes

On March 28, 2007, we closed the sale of $240.0 million in aggregate principal amount of 2.0% Convertible Senior Notes due 2012 (the Notes) to Goldman, Sachs & Co. and Wachovia Capital Markets, LLC (collectively, the Initial Purchasers). In connection with the sale of the Notes, we entered into a convertible note hedge transaction and a warrant transaction with respect to our Common Stock. We also granted the Initial Purchasers an option to purchase up to an additional $20.0 million in aggregate principal solely to cover over-allotments which was exercised on April 3, 2007.

In connection with the over-allotment, we also entered into additional convertible note hedge and warrant transactions. See Part I– Financial Information– Item 2– Management Discussion and Analysis of Financial Condition and Results of Operations– “Liquidity and Capital Resources” for further discussion.

Significant Market Updates

On July 26, 2006, AMERIGROUP Tennessee, Inc. was chosen to offer healthcare coverage to Medicaid members in the State of Tennessee, for the Middle-Grand region. AMERIGROUP Tennessee, Inc. began operations on April 1, 2007 with over 175,000 members.

In 2006, the State of Texas announced expansion of STAR+PLUS into four urban areas under a modified structure which excludes risk on hospitalization costs to protect the upper payment limit. The State awarded our subsidiary, AMERIGROUP Texas, Inc., the Houston expansion, Austin, and San Antonio regions in addition to our current Houston market. Enrollment in these markets began in February 2007 with membership totaling approximately 24,000 as of March 31, 2007.

In late 2006, AMERIGROUP Ohio, Inc. was awarded an endorsement from Ohio’s Department of Job and Family Services to serve 15,600 eligible residents enrolled in Medicaid’s ABD program in the Southwest Region of Ohio. The Southwest Region includes eight counties near Cincinnati. Enrollment of members under this program began in February 2007 with membership totaling approximately 6,000 as of March 31, 2007.

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

In March 2007, the District of Columbia released a request for proposal (RFP) to provide managed care services to Medicaid and D.C. Alliance members in the District. Our subsidiary, AMERIGROUP Maryland, Inc., is in the process of preparing its response to the RFP which is due in June 2007. We anticipate that the District will award the contracts to between two and four managed care organizations based upon a best-value evaluation which includes premium rates in late-summer 2007. If we were not awarded a contract through this process, we can make no assurance that our business, results of operations and financial condition would not be materially adversely affected.

Contingencies

Experience Rebate Payable

AMERIGROUP Texas, Inc., is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2005 have been audited by a contracted auditing firm retained by the State. In their report, the auditor has challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to AMERIGROUP Texas, Inc. under our administrative services agreement with AMERIGROUP Texas, Inc. We are not certain whether there has been an ultimate determination by the State of Texas with respect to the recommendations to exclude these expenses as defined in the report. The audit of the contract year ended August 31, 2006 is expected to commence in mid-2007. Although we believe that the rebate calculations were done appropriately, if the regulators were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods. At this time, we believe it is reasonably possible that the liability related to this issue could range from zero to $19.4 million.

Florida Behavioral Health

A Florida Statute (the Statute) gives the Florida Agency for Health Care Administration (AHCA) the right to contract with entities to provide comprehensive behavioral healthcare services, including mental health and substance abuse services. The Statute further requires the contractor to use at least 80% of the capitation for the provision of behavioral healthcare services, with any shortfall in the 80% expenditure being refunded to the State. AMERIGROUP Florida, Inc. and other similarly situated contractors have disputed the application of this 80% requirement by AHCA. In April 2007, the Company and AHCA settled the dispute in the amount of approximately $5.3 million for the 2004 and 2005 contract years which has been recorded in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2007.

Risk Sharing Receivable

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC), that was terminated as of August 31, 2005. Under the risk-sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We believe that CCHCN owes us substantial payments for the 2005 contract year, which we estimate are approximately $10.8 million, as of March 31, 2007. The contract with CCHCN prescribes reconciliation procedures with respect to each contract period. As of this date, we have completed the reconciliation process with CCHCN with respect to the 2005 contract year and are awaiting payment. If we are unable to obtain payment, our expenses attributable to these periods may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

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

	Three Months Ended
	March 31,
	2007	2006

Premium revenue	98.5%	98.9%
Investment income and other	1.5	1.1

Total revenues	100.0%	100.0%

Health benefits(1)	83.4%	78.9%
Selling, general and administrative expenses	12.7%	11.8%
Income before income taxes	4.1%	9.2%
Net income	2.6%	5.5%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Summarized comparative financial information for the three months ended March 31, 2007 and March 31, 2006 are as follows ($ in millions, except per share data):

	March 31,		% Change
	2007	2006	2007-2006

Revenues:
Premium	$819.6	$666.2	23.0%
Investment income and other	12.7	7.7	64.9%

Total revenues	832.3	673.9	23.5%
Expenses:
Health benefits	683.3	525.5	30.0%
Selling, general and administrative	106.1	79.2	34.0%
Depreciation and amortization	8.4	6.8	23.5%
Interest	0.5	0.1	400.0%

Total expenses	798.3	611.6	30.5%

Income before income taxes	34.0	62.3	(45.4)%
Income tax expense	12.7	25.0	(49.2)%

Net income	$21.3	$37.3	(42.9)%

Diluted net income per common share	$0.40	$0.71	(43.7)%

Revenues

Premium revenue for the three months ended March 31, 2007 increased $153.4 million, or 23.0%, to $819.6 million from $666.2 million for the three months ended March 31, 2006. The increase was primarily due to entry into new markets in Georgia that commenced June 1, 2006 and SSI expansion markets in San Antonio and Austin, Texas and the Southwest Region of Ohio that began enrollment in February 2007. These increases were offset by our exit from the Illinois market in July 2006 and a change in benefits in our Houston market for the non-dual population which decreased premium rates received for those members. Additionally, our premium revenue for the three months ended March 31, 2006 reflects a $6.3 million reversal of potential premium recoupments related to enrollment errors by the States of Florida and Texas. Total membership increased by 233,000, or 21.2%, to 1,332,000 as of March 31, 2007, from 1,099,000 as of March 31, 2006.

Investment income and other increased by $5.0 million to $12.7 million for the three months ended March 31, 2007 from $7.7 million for the three months ended March 31, 2006. The increase in investment income and other was primarily due to higher interest rates and an increase in invested assets over the prior year.

Membership

The following table sets forth the approximate number of our members we served in each state for the periods presented. Since we receive two premiums for a member that is in both the AMERIVANTAGE and AMERIPLUS product, these members have been counted twice in the states where we offer Special Needs Plans.

	March 31,
	2007	2006

Texas	429,000	386,000
Georgia	220,000	—
Florida	198,000	206,000
Maryland	149,000	142,000
New York	122,000	134,000
New Jersey	101,000	105,000
Ohio	51,000	24,000
District of Columbia	39,000	41,000
Virginia	23,000	21,000
Illinois	—	40,000

Total	1,332,000	1,099,000

Percentage growth from March 31, 2006 to March 31, 2007	21.2%

The following table sets forth the approximate number of our members in each of our products for the periods presented. SNP members are counted in both the AMERIVANTAGE and AMERIPLUS products when we receive two premiums for those members.

	March 31,
Product	2007	2006

AMERICAID (Medicaid — TANF)	895,000	768,000
AMERIKIDS (SCHIP)	264,000	192,000
AMERIPLUS (Medicaid — SSI)	125,000	87,000
AMERIFAM (FamilyCare)	43,000	45,000
AMERIVANTANGE (SNP)	5,000	7,000

Total	1,332,000	1,099,000

As of March 31, 2007, we served 1,332,000 members, reflecting an increase of approximately 233,000 members compared to March 31, 2006. The increase is primarily a result of our entry into the Georgia market in June 2006 resulting in approximately 220,000 members as of March 31, 2007. Additionally, the SSI expansion markets in Texas and Ohio which began enrollment in February 2007 increased membership by approximately 30,000 members in total as of March 31, 2007. Texas membership has further increased as the State of Texas has worked to resolve enrollment broker issues over the last year and eliminated the primary care case management program. Lastly, Ohio membership increased as a result of expansion into Dayton and Cincinnati beginning September 1, 2006. These increases were offset by our exit from the Illinois market in July 2006 resulting in a comparative decrease at March 31, 2007 of 40,000 members and contraction of the New York market whose membership decreased by 12,000 as of March 31, 2007 resulting from more stringent guidelines for eligibility re-determination implemented by the state in 2006.

Health benefits expenses

Expenses relating to health benefits for the three months ended March 31, 2007 increased $157.8 million, or 30.0%, to $683.3 million from $525.5 million for the three months ended March 31, 2006. Our HBR was 83.4% for the three months ended March 31, 2007 versus 78.9% in the same period of the prior year. The increase in HBR for the three months ended March 31, 2007 over that for the three months ended March 31, 2006 is a result of (1) significant prior period development in the three months ended March 31, 2006 which decreased health benefits expense by $34.5 million; (2) a reversal of $6.3 million of unearned revenue in the three months ended March 31, 2006; (3) mix shift toward new products, such as our AMERIPLUS product, that are underwritten as at a higher health benefits ratio; and (4) entry into the Georgia market which began June 1, 2006 with a higher HBR than the average of our then existing markets.

Selling, general and administrative expenses

SG&A expenses increased $26.9 million, or 34.0%, to $106.1 million for the three months ended March 31, 2007 from $79.2 million for the three months ended March 31, 2006.

Our SG&A to total revenue ratio increased from 11.8% for the three months ended March 31, 2006 to 12.7% for the three months ended March 31, 2007 primarily as a result of (1) increases in salaries and benefits due to an increase in workforce of approximately 30%; and (2) increased premium taxes commensurate with increased revenues in states that bear premium tax. These increases were partially offset by (1) decreases in experience rebate expense; and (2) leverage realized from increased revenues.

Premium taxes for the three months ended March 31, 2007 and 2006 were $18.3 million and $8.0 million, respectively.

Depreciation and amortization expense

Depreciation and amortization expense increased approximately $1.6 million or 23.5% from $6.8 million for the three months ended March 31, 2006 to $8.4 million for the three months ended March 31, 2007 as a result of the write-off of debt issuance costs related to the termination of the Company’s previous $150.0 million credit agreement.

Interest expense

Interest expense was $0.5 million and $0.1 million for the three months ended March 31, 2007 and March 31, 2006, respectively.

Provision for income taxes

Income tax expense for the three months ended March 31, 2007 was $12.7 million with an effective tax rate of 37.4% compared to $25.0 million income tax expense with an effective tax rate of 40.2% for the three months ended March 31, 2006. The fluctuation in the rates is primarily due to a reduction in the blended state income tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flows from operations and borrowings under our New Credit Agreement. As of March 31, 2007, we had cash and cash equivalents of $257.0 million, short and long-term investments of $482.6 million, restricted investments held as collateral of $402.8 million and restricted investments on deposit for licensure of $80.0 million. A significant portion of this cash and investments is regulated by state capital requirements. Unregulated cash and investments as of March 31, 2007 were approximately $508.0 million which includes restricted investments held as collateral of $402.8 million that are held to back irrevocable letters of credit issued in connection with the Qui Tam litigation.

New Credit Agreement

On March 26, 2007, we entered into a Credit and Guaranty Agreement, with the Company as borrower, our wholly-owned subsidiary, PHP Holdings, Inc. (PHP) as guarantor, Goldman Sachs Credit Partners L.P. (GS) and Wachovia Capital Markets, LLC (Wachovia) as joint lead arrangers and bookrunners, GS as syndication agent and Wachovia Bank, National Association (Wachovia Bank) as administrative agent and collateral agent (as amended, the New Credit Agreement). On the same date, we, along with PHP, entered into a Pledge and Security Agreement with Wachovia Bank, as collateral agent (the Pledge and Security Agreement).

The New Credit Agreement provides for commitments of up to $401.3 million consisting of (i) up to $351.3 million of financing under a senior secured synthetic letter of credit facility and (ii) up to $50.0 million of financing under a senior secured revolving credit facility. The New Credit Agreement terminates on March 15, 2012.

The proceeds of the New Credit Agreement are available (i) to facilitate an appeal, payment or settlement of the judgment in Qui Tam Litigation (as defined below), (ii) to repay in full certain existing indebtedness, (iii) to pay related transaction costs, fees, commissions and expenses, and (iv) to provide for the ongoing working capital requirements and general corporate purposes, including permitted acquisitions.

On April 3, 2007, an irrevocable letter of credit in the amount of $351.3 million issued by Wachovia Bank, was delivered to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division. The letter of credit was provided to the court for the purpose of staying the enforcement of the judgment in Qui Tam Litigation pending resolution of our appeal. The letter of credit amount includes estimated interest on the judgment for one year. The letter of credit is backed by restricted investments, held as collateral by Wachovia Bank, equal to the face amount.

Pursuant to the Pledge and Security Agreement, our obligations under the New Credit Agreement are secured by substantially all of our assets and PHP’s assets, including the stock of each of our respective wholly-owned managed care subsidiaries, in each case, subject to carve-outs.

The borrowings under the New Credit Agreement will accrue interest at the Company’s option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%.

Under the New Credit Agreement, we are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof.

We may prepay loans under the New Credit Agreement in whole or in part, without penalty or premium. We are required to prepay loans under the New Credit Agreement upon the occurrence of certain events, including asset sales and other dispositions, receipts of insurance/condemnation proceeds, the issuance of equity, the issuance of debt, and the existence of excess cash flow. As described below, on March 28, 2007, as required by the New Credit Agreement, we repaid approximately $201.3 million of the amount outstanding with net cash proceeds from the sale of convertible senior notes.

The New Credit Agreement includes customary covenants, including, among other things, prohibitions on incurring additional indebtedness, making certain investments, changing corporate existence, disposing of assets, modifying the terms of indebtedness, creating or incurring liens, or further encumbering assets, in each case subject to certain exceptions. The New Credit Agreement also contains the following financial covenants: (i) maximum leverage ratios as of specified periods, (ii) a minimum interest coverage ratio and (iii) a minimum statutory net worth ratio.

The New Credit Agreement contains customary events of default, including, among others, payment defaults, failure to comply with the covenants in the New Credit Agreement, cross-defaults to other material indebtedness, bankruptcy, insolvency and change of control, the entry of certain adverse judgments, subjection of the Company to a criminal indictment or criminal investigation, the occurrence of a “designated event” as defined in the Indenture (as defined below) and material adverse effects resulting from material non-compliance with terms and provisions of certain HMO regulations. If any “event of default” occurs and is continuing, the New Credit Agreement may be terminated and all amounts owing thereunder may become immediately due and payable.

Convertible Senior Notes

On March 22, 2007, we entered into a purchase agreement (the Purchase Agreement) under which we agreed to sell $240.0 million in aggregate principal amount of 2.0% Convertible Senior Notes due 2012 (the Notes) to Goldman, Sachs & Co. and Wachovia Capital Markets, LLC (collectively, the Initial Purchasers).

We closed the sale of the Notes on March 28, 2007. The Notes and the shares of our common stock, par value $0.01 per share (the Common Stock), issuable in certain circumstances upon conversion of the Notes have not been registered under the Securities Act of 1933, as amended (the Securities Act). We offered and sold the Notes to the Initial Purchasers in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The Initial Purchasers then sold the Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied upon these exemptions from registration based in part on representations made by the Initial Purchasers in the Purchase Agreement. The proceeds from the offering of the Notes, after deducting the Initial Purchasers’ discount and estimated offering expenses payable by the Company, were approximately $233.0 million.

The Notes are governed by an Indenture, dated as of March 28, 2007, between us and The Bank of New York, as trustee (the Indenture).

The Notes are senior unsecured obligations of the Company and will rank equally with all of our existing and future senior debt and senior to all of its subordinated debt. The Notes will be effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our New Credit Agreement.

The Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The Notes mature on May 15, 2012, unless earlier repurchased or converted. Holders may convert their Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding March 15, 2012, only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the price per Note for each day of that measurement period was less than 98 percent of the product of the last reported sale price of the Common Stock and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending June 30, 2007, if the last reported sale price of the Common Stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130 percent of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The Notes will be convertible, regardless of the foregoing circumstances, at any time on or after March 15, 2012 through the third scheduled trading day immediately preceding the maturity date of the Notes, May 15, 2012.

Upon conversion of the Notes, we will pay cash up to the principal amount of the Notes converted. With respect to any conversion value in excess of the principal amount of the Notes converted, we have the option to settle the excess with cash, shares of Common Stock, or a combination of cash and shares of Common Stock based on a daily conversion value, determined in accordance with the Indenture, calculated on a proportionate basis for each day of the relevant 20-day volume-weighted average price (VWAP) trading day observation period. If an “accounting event” (as defined in the Indenture) occurs, we have the option to elect to settle the converted notes exclusively in shares of its Common Stock. The initial conversion rate for the Notes will be 23.5114 shares of Common Stock per $1,000 principal amount of Notes, which represents a 32.5 percent conversion premium based on the closing price of $32.10 per share of the Common Stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of Common Stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the Indenture) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of Notes that elects to convert its Notes in connection with such fundamental change.

Subject to certain exceptions, if we undergo a “designated event” (as defined in the Indenture) holders of the Notes will have the option to require us to repurchase all or any portion of their Notes. The designated event repurchase price will be 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest (including special interest, if any) up to but excluding the designated event repurchase date. We will pay cash for all Notes so repurchased. We may not redeem the Notes prior to maturity.

In connection with the sale of the Notes, we entered into a Registration Rights Agreement, dated as of March 28, 2007, with the Initial Purchasers (the Registration Rights Agreement). Under the Registration Rights Agreement, we have agreed to use our commercially reasonable efforts to cause a shelf registration statement filed with the Securities and Exchange Commission (the SEC) covering the resale of the Notes and Common Stock issuable upon conversion of the Notes to become effective within 180 days after March 28, 2007. We anticipate filing the shelf registration statement in the second quarter of 2007. We have also agreed to use our commercially reasonable efforts to keep the shelf registration statement effective until the earliest of (i) the date when all securities covered by the shelf registration statement have been sold; (ii) the expiration of the applicable holding period with respect to the Notes held by non-affiliates of the Company under Rule 144(k) under the Securities Act, or any successor provision; and (iii) the date that is two years after the effective date of the registration statement. We may suspend the use of the registration statement to resell Notes or shares of Common Stock issued upon conversion of Notes for reasons relating to pending corporate developments, public filings or other events.

Subject to certain limitations, we will be required to pay the holders of the Notes special interest on the Notes if we fail to register the Notes and the Common Stock issuable upon conversion of the Notes within, or to keep such registration statement effective during, specified time periods.

In connection with the sale of the Notes, we entered into a convertible note hedge transaction with respect to our Common Stock (the Purchased Options) with an affiliate of Goldman, Sachs & Co. or its hedging counterparty (the Counterparty). The Purchased Options cover, subject to customary anti-dilution adjustments, 5,642,736 shares of Common Stock for which we paid approximately $48.6 million. As a result of this transaction, we recorded a deferred tax asset of approximately $17.7 million. We also entered into a warrant transaction whereby we sold to the Counterparty warrants to acquire, subject to customary anti-dilution adjustments, 5,642,736 shares of Common Stock (the Sold Warrants) for which we received approximately $23.7 million.

The Purchased Options are expected to reduce the potential dilution upon conversion of the Notes in the event that the market value per share of Common Stock, as measured under the Purchased Options, at the time of exercise is greater than the strike price of the Purchased Options, which corresponds to the initial conversion price of the Notes and is similarly subject to certain customary adjustments. If, however, the market value per share of Common Stock exceeds the strike price of the Sold Warrants when the Sold Warrants are exercised, we will be required to issue Common Stock to the Counterparty. Both the Purchased Options and Sold Warrants provide for net-share settlement at the time of any exercise for the amount that the market value of Common Stock exceeds the applicable strike price.

The Purchased Options and Sold Warrant are separate transactions entered into by us with the Counterparty, and are not part of the terms of the Notes and will not affect the holders’ rights under the Notes.

We also granted the Initial Purchasers an option to purchase up to an additional $20.0 million in aggregate principal amount of notes (the Additional Notes) solely to cover over-allotments, if any. On April 3, 2007, the Initial Purchasers exercised in full the over-allotment option. The Additional Notes have the same terms as the Notes. On April 9, 2007, we issued the Additional Notes to the Initial Purchasers and closed the transaction. We received net proceeds from the sale of the Additional Notes of approximately $19.8 million.

In connection with the sale of Additional Notes, on April 3, 2007, we also entered into additional convertible note hedge transactions (the Additional Purchased Options) with respect to our Common Stock, par value $0.01 per share with an affiliate of Goldman, Sachs & Co. or its hedging counterparty for which the Company paid approximately $4.1 million. As a result of this transaction, we recorded an additional deferred tax asset of approximately $1.5 million in April 2007. The Additional Purchased Options will cover, subject to customary anti-dilution adjustments, 470,228 shares of Common Stock. We also entered into an additional warrant transaction (the Additional Sold Warrants) whereby we sold to the Counterparty warrants to acquire, subject to customary anti-dilution adjustments, approximately 470,228 shares of Common Stock for which the Company received $2.0 million. The Additional Purchased Options and Additional Sold Warrants have the same terms as the Purchased Options and Sold Warrants.

Shelf Registration

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

Cash flows

Cash provided by operating activities was $29.7 million for the three months ended March 31, 2007 compared to $155.9 million for the three months ended March 31, 2006. The decrease in cash from operations of $126.2 million was primarily due to the following:

Decrease in cash flows due to:

•	a decrease in net income of approximately $16.0 million;

•	a decrease in cash flows from the change in premium receivables of approximately $16.8 million primarily as a result of increase in cash flows in the prior year from the change in timing of the receipt of the New York premium with no comparable increase in cash flows in the current period;

•	a decrease in cash flows from the change in accounts payable, accrued expenses and other current liabilities primarily as a result of the timing of income tax payments in the prior year generating approximately $30.6 million in cash flows not recurring in the current period and payment of bonuses that did not occur in the prior period resulting in a decrease of approximately $18.0 million in cash flows in the current period; and

•	a decrease in the change in unearned revenue of approximately $61.2 million as a result of increases in Maryland and Texas unearned in the prior period not recurring in the current year.

Offset by an increases in cash flows due to:

•	the change in prepaid expenses, provider and other receivables and other current assets of approximately $6.8 million driven primarily by a decrease in current period in the insurance recovery receivable related to the shareholder litigation settled in 2006.

For the three months ended March 31, 2007 and 2006, cash used in investing activities was $331.1 million and $168.0 million, respectively. This increase in cash used in investing activities results primarily from purchases of restricted investments held as collateral of $402.8 million to fund the irrevocable letter of credit required to stay the execution of the judgment in the Qui Tam litigation and net purchases of hedge and warrant instruments of $25.0 million offset by an increase in net investment proceeds in excess of purchases of $268.0 million We currently anticipate total capital expenditures for 2007 of approximately $40.0 million related primarily to technological infrastructure development and the expansion of our medical management system.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of March 31, 2007, our investment portfolio consisted primarily of fixed-income securities. The weighted-average maturity is under thirteen months. We utilize investment vehicles such as commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted-average taxable equivalent yield on consolidated investments as of March 31, 2007 was approximately 5.2%.

Cash provided by financing activities was $381.6 million for the three months ended March 31, 2007, compared to $0.3 million for the three months ended March 31, 2006. The increase in cash provided by financing activities was primarily related to proceeds received from the issuance of $240.0 million in aggregate principal amount of 2.0% Convertible Senior Notes and borrowings under the New Credit Agreement of $351.3 million net of repayments of outstanding amounts under the New Credit Agreement of $201.3 million and payment of debt issuance costs of $10.6 million.

We believe that existing cash and investment balances, internally generated funds and available funds under our New Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at March 31, 2007 was 32.9 percent. As a result of significant borrowings under the New Credit Agreement and the related debt service and issuance of 2.0% Convertible Senior Notes, our access to additional capital may be limited which could restrict our ability to acquire new businesses or enter new markets and could impact our ability to maintain statutory net worth requirements in the states in which we do business.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include HMOs and one PHSP. HMOs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of March 31, 2007, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. We anticipate the parent company will be required to fund minimum net worth shortfalls for certain of our subsidiaries during 2007 using unregulated cash, cash equivalents and investments. As a result, we believe that we will continue to be in compliance with these requirements at least through the end of 2007.

New Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities. The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $9.2 million increase to retained earnings as of January 1, 2007. As of the date of the adoption, the total gross amount of unrecognized tax benefits was $0.3 million excluding interest. Of this total, $0.2 million (net of the federal benefit on state issues) represents the total amount of unrecognized tax benefits that, if recognized, would impact the effective rate.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as, income tax in multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state matters have been concluded for years through 2002.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The gross amount of interest accrued for uncertain tax positions is $0.1 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, we had short-term investments of $79.2 million, $402.8 million of restricted investments held as collateral, long-term investments of $403.3 million and investments on deposit for licensure of $80.0 million. These investments consist primarily of investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would expect any decrease in the value of these investments resulting from any decrease in changes in market interest rates to be temporary. As of March 31, 2007, a hypothetical 1% change in interest rates would result in an approximate $6.0 million change in our annual investment income or $0.11 per diluted share, net of the related income tax effects.

We also have interest rate risk from changing interest rates related to our outstanding debt under the New Credit Agreement. As of March 31, 2007, we had $150.0 million of Eurodollar-based floating rate debt outstanding under the New Credit Agreement. A hypothetical 1% increase in interest rates would decrease our annual net earnings by $0.9 million or $0.02 per diluted share.

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

(b) Changes in Internal Controls over Financial Reporting. During the first quarter of 2007, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

     Qui Tam

In 2002, Cleveland A. Tyson, a former employee of our Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. (the Qui Tam Litigation). The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division (the Court). It alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs.

In March 2005, the Court allowed the State of Illinois and the United States of America to intervene. In June 2005, Plaintiffs were allowed to amend their complaint to add AMERIGROUP Corporation as a party. In the third amended complaint, the Plaintiffs alleged that AMERIGROUP Corporation was liable as the alter-ego of AMERIGROUP Illinois, Inc. and that AMERIGROUP Corporation was liable for making false claims or causing false claims to be made.

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

On November 22, 2006, the Court entered an initial judgment in the amount of $48.0 million and we posted an irrevocable letter of credit in the amount of $50.4 million with the Court to stay the enforcement of the initial judgment. We filed motions for a new trial and remittitur and for judgment as a matter of law and the plaintiffs filed motions to treble the civil judgment, impose the maximum fines and penalties and to assess attorney’s fees, costs and expenses against us. On February 20, 2007, the Court heard oral arguments on the post-trial motions.

On March 13, 2007, the Court for entered a judgment against us and our Illinois subsidiary, AMERIGROUP Illinois, Inc., in the amount of approximately $334.0 million which includes the trebling of damages and false claim penalties. We intend to appeal the judgment to the United States Court of Appeals for the Seventh Circuit. On April 3, 2007, a letter of credit in the amount of $351.3 million, which includes estimated interest on the judgment for one year, was delivered by us to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern District to stay the enforcement of the judgment pending appeal.

Although it is possible that the ultimate outcome of the Qui Tam judgment will not be favorable to us, the amount of loss, if any, is uncertain. Accordingly, we have not recorded any amounts in the Condensed Consolidated Financial Statements for unfavorable outcomes, if any, as a result of the Qui Tam judgment. If we were to incur significant losses above the current judgement in connection with the Qui Tam Litigation, we could fail to meet certain financial covenants and/or other provisions under our New Credit Agreement which would render us in default under the New Credit Agreement, thereby causing, among other things, any amounts borrowed, or otherwise owed under the New Credit Agreement to become due and payable. There can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

As a result of the Qui Tam Litigation, it is possible that state or federal governments will subject us to greater regulatory scrutiny, investigation, action, or litigation. We have proactively been in contact with all of the insurance and Medicaid regulators in the states in which we operate as well as the Office of the Inspector General of the Department of Health and Human Services (OIG), with respect to the practices at issue in the Qui Tam Litigation. In connection with our discussions with the OIG we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006 until September 30, 2007. In some circumstances, state or federal governments may move to exclude a company from contracts as a result of a civil verdict under the False Claims

Act. We are unable to predict at this time what, if any, further action any state of federal regulators may take. Exclusion is a discretionary step which we believe would not be commenced, if at all, until all appeals had been exhausted. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

It is also possible that plaintiffs in other states could bring similar litigation against us. While we believe that the practices at issue in the Qui Tam Litigation have not occurred outside of the operations of the Company’s Illinois subsidiary, successful verdict in similar litigation in another state could have a material adverse effect on our financial position, results of operations or liquidity.

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

     Shareholder Derivative Demand Letter

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

A copy of the letter was forwarded to the Board of Directors for their review and action. The Board of Directors retained independent counsel and formed a special review committee of the Board of Directors, comprised of independent directors, to review and evaluate the claims made in the demand letter, but reserved to the full Board of Directors’ authority and discretion to exercise its business judgment in respect of the proper disposition of the demand. In April 2007, the Board of Directors communicated to the Company and to the attorney of the purported shareholder who sent the demand letter its determination that maintenance of the proposed derivative suit is, among other things, not in the best interests of the Company. To date, no further communication has been received from the purported shareholder or his attorney who sent the demand letter. There can be no assurance that the purported shareholder will not further pursue his allegations or that any pursuit of any such allegations would not have a material adverse effect on the Company.

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The following are risk factors identified or reevaluated by the Company during the first quarter and are a supplement to those risk factors included as part of Item 1.A., Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 27, 2007.

Results of our Qui Tam litigation could negatively impact our revenues, profitability and cash flows.

On October 30, 2006, the jury in the Qui Tam Litigation against the Company and AMERIGROUP Illinois, Inc. returned a verdict in favor of the plaintiffs in the amount of $48.0 million, which under applicable law will be trebled to $144.0 million, plus penalties. The jury also found that there were 18,130 false claims. Under the Federal False Claims Act, false claims carry a penalty of between $5,500 and $11,000 per claim. Under the Illinois Whistleblower and Reward and Protection Act, 740 ILC 175/3, false claims carry a penalty of between $5,000 and $10,000 per false claim.

On March 13, 2007, the U.S. District Court for the Northern District of Illinois, Eastern Division entered a judgment in this matter against us and our Illinois subsidiary, AMERIROUP Illinois, Inc., in the amount of approximately $334.0 million. We intend to appeal the judgment to the United States Seventh Circuit Court of Appeals. On April 3, 2007, we delivered a letter of credit to the Clerk of Court for the U.S. District court for the Northern District of Illinois, Eastern District to stay the enforcement of the judgment pending our appeal.

Although it is possible that the ultimate outcome of the Qui Tam judgment will not be favorable to us, the amount of loss, if any, is uncertain. Accordingly, we have not recorded any amounts in the Condensed Consolidated Financial Statements for unfavorable outcomes, if any, as a result of the Qui Tam judgment. If we were to incur significant losses above the current judgement in connection with the Qui Tam Litigation, the Company could fail to meet certain financial covenants and/or other provisions under our New Credit Agreement, which would render the Company in default under the New Credit Agreement, thereby causing, among other things, any amounts borrowed, or otherwise owed, to become due and payable. There can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

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

It is also possible that plaintiffs in other states could bring similar litigation against the Company. While we believe that the practices at issue in the Qui Tam Litigation have not occurred outside of the operations of the Company’s Illinois subsidiary, a successful verdict in similar litigation in another state could have a material adverse effect on our financial position, results of operations or liquidity. For more information, see Part II, Item 1, Legal Proceedings and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restrictions and covenants in our New Credit Agreement could limit our ability to take actions.

On March 26, 2007 we entered into a Credit and Guaranty Agreement, with the Company as borrower, our wholly-owned subsidiary PHP Holdings, Inc. (PHP) as guarantor, Goldman Sachs Credit Partners L.P. (GS) and Wachovia Capital Markets, LLC (Wachovia) as joint lead arrangers and bookrunners, GS as syndication agent and Wachovia Bank, National Association (Wachovia Bank) as administrative agent and collateral agent (as amended, the New Credit Agreement). On the same date, the Company and PHP entered into a Pledge and Security Agreement with Wachovia Bank, as collateral agent (the Pledge and Security Agreement).

The New Credit Agreement provides for commitments of up to $401.3 million consisting of (i) up to $351.3 million of financing under a senior secured synthetic letter of credit facility and (ii) up to $50.0 million of financing under a senior secured revolving credit facility. The New Credit Agreement is expected to terminate on March 15, 2012.

The proceeds of the New Credit Agreement are available (i) to facilitate an appeal, payment or settlement of the judgment in Qui Tam Litigation, (ii) to repay in full certain existing indebtedness, (iii) to pay related transaction costs, fees, commissions and expenses, and (iv) to provide for the ongoing working capital requirements and general corporate purposes, including permitted acquisitions.

The New Credit Agreement includes customary covenants, including, among other things, prohibitions on incurring additional indebtedness, making certain investments, changing corporate existence, disposing of assets, modifying the terms of indebtedness, creating or incurring liens, or further encumbering assets, in each case subject to certain exceptions. The New Credit Agreement also contains the following financial covenants: (i) maximum leverage ratios as of specified periods, (ii) a minimum interest coverage ratio and (iii) a minimum statutory net worth ratio.

Events beyond our control, such as prevailing economic conditions and changes in the competitive environment, could impair our operating performance, which could affect our ability to comply with the terms of the New Credit Agreement. Breaching any of the covenants or restrictions could result in the unavailability of the New Credit Agreement or a default under the New Credit Agreement. We can provide no assurance that our assets or cash flows will be sufficient to fully repay outstanding borrowings under the New Credit Agreement or that we would be able to restructure such indebtedness on terms favorable to us. If we were unable to repay, refinance or restructure our indebtedness under the New Credit Agreement, the lenders could proceed against the collateral expected to secure the indebtedness.

Our debt service obligations may adversely affect our cash flow and our increased leverage as a result of our convertible notes offering and New Credit Agreement may harm our financial condition and results of operations.

Our debt service obligation on the 2.0% Convertible Senior Notes is approximately $5.2 million per year in interest payments. Our debt service obligations on the New Credit Agreement includes interest at the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0% and annual principal payments equal to 1.0% of the outstanding principal of the term loan.

If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business. Additionally, the New Credit Agreement includes provisions that may limit our ability to incur additional indebtedness.

We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. A substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes. Our capital structure may impair our ability to obtain additional financing in the future and may limit our flexibility in planning for, or reacting to, changes in our business and industry; and it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a debt service obligation payments, we could be in default of both the New Credit Agreement and the 2.0% Convertible Senior Notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2007, we issued 2.0% Convertible Senior Notes due May 15, 2012 and entered into convertible note hedge and warrant transactions. See Part I – Financial Information –, Item 2 – Management Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for further discussion. Additionally, the following transactions occurred during the three months ending March 31, 2007:

				Maximum number
				(or Approximate
			Total number of	Dollar Value) of
		Average	Shares (or Units	Shares (or Units)
	Total Number of	Price Paid	Purchased as Part of	that May Yet Be
	Shares (or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs

January 1 — January 31, 2007	—	$—	—	n/a
February 1 — February 28, 2007(1)	4,178	35.42	—	n/a
March 1 — March 31, 2007(1)	8,237	33.01	—	n/a

Total	12,415	$33.82	—	n/a

(1) The 2005 Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During the three months ended March 31, 2007, the majority of employees elected to tender shares to the Company in payment of related withholding taxes upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).

Exhibit
Number	Description

4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
4.3	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed April 2, 2007).
4.4	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed April 2, 2007).
10.1	Second Amended and Restated Employment Agreement of Jeffrey L. McWaters, dated October 2, 2000 (incorporated by reference to our Registration Statement No. 333-3740 on Form S-1 which was declared effective by the Securities and Exchange Commission on November 5, 2001).
10.2	Letter Agreement among AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 26, 2007).
10.3	Security Agreement, AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 26, 2007).
10.4	Credit and Guaranty Agreement, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, and the various lenders, filed herewith.
10.5	Amendment to the Credit and Guaranty Agreement dated March 28, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, filed herewith.
10.6	Amendment to the Credit and Guaranty Agreement dated April 18, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, filed herewith.
10.7	Pledge and Security Agreement among AMERIGROUP Corporation, PHP Holdings, Inc. and Wachovia Bank, as collateral agent, filed herewith.
10.8	Confirmation, Re Convertible Note Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 2, 2007).
10.9	Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2007).
10.10	Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 9, 2007).
10.11	Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q, filed on August 11, 2003).
10.12	Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.13	Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).
10.14	Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005).

Exhibit
Number		Description

10.15		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report of Form 8-K, filed on May 13, 2005).
10.16		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.17		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.18		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).
10.19		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2005).
10.20		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.21		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
*10	.24.1	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.24.2	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.12 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.25		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K filed on May 5, 2005).
10	.25.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.25.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.25.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective August 1, 2006 (incorporated by reference to exhibit 10.23.1 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10	.26.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
*10	.26.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006 (incorporated by reference to exhibit 10.25.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10	.26.3	Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006).

Exhibit
Number		Description

10	.26.3.1	Amendment No. 1 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 1 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007).
*10	.26.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006 (incorporated by reference to exhibit 10.25.4 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.27		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K filed on May 5, 2005).
10	.27.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K filed on May 5, 2005.)
10.28		Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K filed on May 5, 2005).
10	.28.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period June 30, 2005 through December 31, 2005 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10	.28.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005)).
10.29		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q filed on November 4, 2005).
10.30		Medicaid Managed Care Model and Family Health Plus Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10	.31.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.31.2	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2008 (incorporated by reference to exhibit 10.29.2 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10.32		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.32.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K filed on July 26, 2005).
10.33		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).

Exhibit
Number		Description

10	.33.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.34.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.34.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K filed on March 1, 2006).
*10	.34.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to exhibit 10.32.7 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10	.34.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.34.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.23		Form of Separation Agreement between AMERIGROUP Corporation and Eric M. Yoder, M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2007).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 3, 2007.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 3, 2007.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 3, 2007

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ Jeffrey L. McWaters
Jeffrey L. McWaters
Chairman and Chief
Executive Officer

Date: May 3, 2007

By:	/s/ James W. Truess
James W. Truess
Executive Vice President and
Chief Financial Officer

Date: May 3, 2007

EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
4.3	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed April 2, 2007).
4.4	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed April 2, 2007).
10.1	Second Amended and Restated Employment Agreement of Jeffrey L. McWaters, dated October 2, 2000 (incorporated by reference to our Registration Statement No. 333-3740 on Form S-1 which was declared effective by the Securities and Exchange Commission on November 5, 2001).
10.2	Letter Agreement among AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 26, 2007).
10.3	Security Agreement, AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 26, 2007).
10.4	Credit and Guaranty Agreement, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, and the various lenders, filed herewith.
10.5	Amendment to the Credit and Guaranty Agreement dated March 28, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, filed herewith.
10.6	Amendment to the Credit and Guaranty Agreement dated April 18, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, filed herewith.
10.7	Pledge and Security Agreement among AMERIGROUP Corporation, PHP Holdings, Inc. and Wachovia Bank, as collateral agent, filed herewith.
10.8	Confirmation, Re Convertible Note Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 2, 2007).
10.9	Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2007).
10.10	Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 9, 2007).

Exhibit
Number		Description

10.11		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report of Form 10-Q, filed on August 11, 2003).
10.12		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.13		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).
10.14		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005).
10.15		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report of Form 8-K, filed on May 13, 2005).
10.16		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.17		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.18		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).
10.19		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2005).
10.20		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.21		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
*10	.24.1	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.24.2	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.12 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.25		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K filed on May 5, 2005).
10	.25.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.25.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.25.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective August 1, 2006 (incorporated by reference to exhibit 10.23.1 to our Quarterly Report on Form 10-Q filed on August 4, 2006).

Exhibit
Number		Description

10	.26.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
*10	.26.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006 (incorporated by reference to exhibit 10.25.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10	.26.3	Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006).
10	.26.3.1	Amendment No. 1 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 1 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007).
*10	.26.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006 (incorporated by reference to exhibit 10.25.4 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.27		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K filed on May 5, 2005).
10	.27.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K filed on May 5, 2005.)
10.28		Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through June 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K filed on May 5, 2005).
10	.28.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period June 30, 2005 through December 31, 2005 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10	.28.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10.29		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q filed on November 4, 2005).
10.30		Medicaid Managed Care Model and Family Health Plus Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10	.31.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.31.2	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2008 (incorporated by reference to exhibit 10.29.2 to our Quarterly Report on Form 10-Q filed on August 4, 2006).

Exhibit
Number		Description

10.32		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.32.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K filed on July 26, 2005).
10.33		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.33.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.34.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K, filed on March 1, 2006).
10	.34.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K filed on March 1, 2006).
*10	.34.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to exhibit 10.32.7 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10	.34.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.34.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Quarterly Report on Form 10-Q filed on November 14, 2006).

Exhibit
Number	Description

10.23	Form of Separation Agreement between AMERIGROUP Corporation and Eric M. Yoder, M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2007).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 3, 2007.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 3, 2007.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 3, 2007

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.