Form 10-Q
period 2007-06-30
AMERIGROUP CORP
filed 2007-07-30
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of July 25, 2007, there were 52,904,742 shares outstanding of AMERIGROUP’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

PART I. Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation And Subsidiaries

 Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$361,286	$176,718
Short-term investments	162,210	167,703
Restricted investments held as collateral	351,318	—
Premium receivables	77,716	63,594
Deferred income taxes	25,927	21,550
Provider and other receivables	40,082	44,098
Prepaid expenses and other	29,440	27,446

Total current assets	1,047,979	501,109
Long-term investments	394,416	431,852
Investments on deposit for licensure	82,107	68,511
Property and equipment, net	49,613	46,983
Software, net	39,828	34,621
Deferred income taxes	12,529	—
Other long-term assets	19,485	7,279
Goodwill and other intangible assets, net	254,135	255,340

Total assets	$1,900,092	$1,345,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$467,194	$385,204
Accounts payable	5,357	6,285
Unearned revenue	94,072	63,765
Accrued payroll and related liabilities	31,763	39,951
Accrued expenses and other	66,365	66,922
Current portion of long-term debt	1,300	—
Current portion of capital lease obligations	653	795

Total current liabilities	666,704	562,922
Long-term convertible debt	260,000	—
Long-term debt	128,700	—
Capital lease obligations less current portion	75	415
Deferred income taxes	—	7,637
Other long-term liabilities	11,279	6,136

Total liabilities	1,066,758	577,110

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 52,588,541 and 52,272,824 at June 30, 2007 and December 31, 2006, respectively	526	523
Additional paid-in capital	393,467	391,566
Retained earnings	439,812	376,547

	833,805	768,636
Less treasury stock at cost (14,143 and 1,728 shares at June 30, 2007 and December 31, 2006, respectively)	(471)	(51)

Total stockholders’ equity	833,334	768,585

Total liabilities and stockholders’ equity	$1,900,092	$1,345,695

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Premium	$985,952	$633,340	$1,805,546	$1,299,498
Investment income and other	17,820	9,102	30,543	16,820

Total revenues	1,003,772	642,442	1,836,089	1,316,318

Expenses:
Health benefits	818,848	527,945	1,502,156	1,053,411
Selling, general and administrative	121,401	83,514	227,518	162,738
Depreciation and amortization	7,478	6,429	15,852	13,181
Interest	3,858	124	4,363	240

Total expenses	951,585	618,012	1,749,889	1,229,570

Income before income taxes	52,187	24,430	86,200	86,748
Income tax expense	19,400	9,150	32,120	34,190

Net income	$32,787	$15,280	$54,080	$52,558

Net income per share:
Basic net income per share	$0.62	$0.30	$1.03	$1.02

Weighted average number of common shares outstanding	52,489,533	51,777,410	52,408,543	51,684,614

Diluted net income per share	$0.61	$0.29	$1.01	$1.00

Weighted average number of common shares and dilutive potential common shares outstanding	53,523,482	52,995,812	53,628,571	52,796,787

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statement Of Stockholders’ Equity
Six months Ended June 30, 2007
(Dollars in thousands)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balances at December 31, 2006	52,272,824	$523	$391,566	$376,547	1,728	$(51)	$768,585
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	328,132	3	4,235	—	—	—	4,238
Compensation expense related to share-based payments	—	—	4,296	—	—	—	4,296
Tax benefit from exercise of stock options	—	—	1,067	—	—	—	1,067
Treasury stock redeemed for payment of employee taxes	(12,415)	—	—	—	12,415	(420)	(420)
Purchase of convertible note hedge instruments	—	—	(52,702)	—	—	—	(52,702)
Deferred tax asset related to purchase of convertible note hedge instruments	—	—	19,343	—	—	—	19,343
Sale of warrant instruments	—	—	25,662	—	—	—	25,662
Cumulative effect of adoption of Financial Accounting Standards Board Financial Interpretation No. 48
Accounting for Uncertainty in Income Taxes	—	—	—	9,185	—	—	9,185
Net income	—	—	—	54,080	—	—	54,080

	52,588,541	$526	$393,467	$439,812	14,143	$471	$833,334

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements Of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income	$54,080	$52,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,852	13,181
Gain on disposal of property, equipment and software	(5)	(101)
Deferred tax benefit	(5,200)	(6,598)
Compensation expense related to share-based payments	4,296	4,144
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	(14,122)	19,952
Prepaid expenses, provider and other receivables and other current assets	3,415	3,640
Other assets	(3,004)	(122)
Claims payable	81,990	(25,699)
Accounts payable, accrued expenses and other current liabilities	(2,149)	22,345
Unearned revenue	30,307	38,228
Other long-term liabilities	5,143	(213)

Net cash provided by operating activities	170,603	121,315

Cash flows from investing activities:
Purchase of restricted investments held as collateral	(402,812)	—
Release of restricted investments held as collateral	51,494	—
Purchase of convertible note hedge instruments	(52,702)	—
Proceeds from sale of warrant instruments	25,662	—
Proceeds from sale of available-for-sale securities	751,274	760,751
Purchase of available-for-sale securities	(774,412)	(807,376)
Proceeds from redemption of held-to-maturity securities	255,251	185,338
Purchase of held-to-maturity securities	(189,184)	(271,437)
Purchase of property, equipment and software	(20,198)	(14,885)
Proceeds from redemption of investments on deposit for licensure	25,401	33,365
Purchase of investments on deposit for licensure	(38,997)	(42,566)

Net cash used in investing activities	(369,223)	(156,810)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	260,000	—
Borrowings under credit facility	351,318	—
Repayment of borrowings under credit facility	(221,318)	—
Payment of debt issuance costs	(11,483)	—
Net decrease in bank overdrafts	(152)	—
Payment of capital lease obligations	(482)	(900)
Proceeds from exercise of common stock options	4,238	4,187
Tax benefit related to exercise of stock options	1,067	1,377

Net cash provided by financing activities	383,188	4,664

Net increase (decrease) in cash and cash equivalents	184,568	(30,831)
Cash and cash equivalents at beginning of period	176,718	272,169

Cash and cash equivalents at end of period	$361,286	$241,338

Non-cash disclosures:
Common stock redeemed for payment of employee taxes	$(420)	$—

Cumulative effect of adoption of Financial Accounting Standards Board Financial Interpretation No. 48,
Accounting for Uncertainty in Income Taxes	$9,185	$—

Deferred tax asset related to purchase of convertible note hedge instruments	$19,343	$—

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 of AMERIGROUP Corporation and subsidiaries (the Company), are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2007 and operating results for the interim periods ended June 30, 2007 and 2006. The December 31, 2006 condensed consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2007. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2007.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic net income per share:
Net income	$32,787	$15,280	$54,080	$52,558

Weighted average number of common shares outstanding	52,489,533	51,777,410	52,408,543	51,684,614

Basic net income per share	$0.62	$0.30	$1.03	$1.02

Diluted net income per share:
Net income	$32,787	$15,280	$54,080	$52,558

Weighted average number of common shares outstanding	52,489,533	51,777,410	52,408,543	51,684,614
Dilutive effect of stock options, convertible senior notes and warrants (as determined by applying the treasury stock method)	1,033,949	1,218,402	1,220,028	1,112,173

Weighted average number of common shares and dilutive potential common shares outstanding	53,523,482	52,995,812	53,628,571	52,796,787

Diluted net income per share	$0.61	$0.29	$1.01	$1.00

Potential common stock equivalents representing 2,112,736 and 2,044,090 shares with a weighted-average exercise price of $37.49 and $37.79 for the three and six months ended June 30, 2007, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

periods presented. Potential common stock equivalents representing 1,505,026 shares with a weighted-average exercise price of $40.69 for the three and six months ended June 30, 2006 were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented.

The Company’s 2.0% Convertible Senior Notes due May 15, 2012, which were issued March 28, 2007 and April 9, 2007 in an aggregate principle amount of $260,000 were not included as dilutive securities because the conversion price of $42.53 was greater than the average market price of shares of the Company’s common stock; therefore, to do so would have been anti-dilutive. The Company’s warrants sold on March 28, 2007 and April 9, 2007 were not included in the computation of diluted net income per share because the warrants’ exercise price of $53.77 was greater than the average market price of the Company’s common shares; therefore, to do so would have been anti-dilutive.

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

Credit Agreement

On March 26, 2007, we entered in to a Credit and Guaranty Agreement, with the Company as borrower, our wholly-owned subsidiary, PHP Holdings, Inc. (PHP) as guarantor and Goldman Sachs Credit Partners L.P. (GS) and Wachovia Capital Markets, LLC (Wachovia) as joint lead arrangers and bookrunners, GS as syndication agent and Wachovia Bank, National Association (Wachovia Bank) as administrative agent and collateral agent (as amended, the Credit Agreement).

The Credit Agreement provides for commitments of up to $401,318 consisting of (i) up to $351,318 of financing under a senior secured synthetic letter of credit facility and (ii) up to $50,000 of financing under a senior secured revolving credit facility. The Credit Agreement terminates on March 15, 2012.

The proceeds of the Credit Agreement are available (i) to facilitate an appeal, payment or settlement of the judgment in the Qui Tam Litigation (as defined below), (ii) to repay in full certain existing indebtedness, (iii) to pay related transaction costs, fees, commissions and expenses, and (iv) to provide for the ongoing working capital requirements and general corporate purposes, including permitted acquisitions. The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment date (to

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof.

The Credit Agreement includes customary covenants and events of default. If any event of default occurs and is continuing, the Credit Agreement may be terminated and all amounts owing there under may become immediately due and payable. The Credit Agreement also includes the following financial covenants: (i) maximum leverage ratios as of specified periods, (ii) a minimum interest coverage ratio and (iii) a minimum statutory net worth ratio.

In connection with the Credit Agreement, the Company and PHP entered into a Pledge and Security Agreement with Wachovia Bank pursuant to which our obligations under the Credit Agreement are secured by substantially all of our assets and PHP’s assets, including the stock of each of our respective wholly-owned managed care subsidiaries, in each case, subject to carve-outs.

As of June 30, 2007, we have $130,000 outstanding under the senior secured synthetic letter of credit facility of our Credit Agreement. These funds are held in restricted investments by Wachovia Bank as partial collateral for an irrevocable letter of credit in the amount of $351,318, issued by Wachovia Bank to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division. The irrevocable letter of credit was provided to the court for the purpose of staying the enforcement of the judgment in the Qui Tam Litigation pending resolution of our appeal. As of June 30, 2007, we have no outstanding borrowings under the senior secured revolving credit facility of our Credit Agreement.

Convertible Senior Notes

On April 3, 2007, Goldman, Sachs & Co. and Wachovia Capital Markets, LLC (collectively, the Initial Purchasers) exercised in full a $20,000 over-allotment option granted to the Initial Purchasers in connection with a purchase agreement dated March 22, 2007 (the Purchase Agreement) under which we agreed to sell $240,000 in aggregate principal amount of 2.0% Convertible Senior Notes due 2012 (the Notes) to the Initial Purchasers. On April 9, 2007, we issued the Notes to the Initial Purchasers in connection with the exercise of the over-allotment and we received net proceeds from the sale of the Notes of approximately $19,800. We had previously closed the sale of $240,000 of Notes to the Initial Purchasers on March 28, 2007 for which we received net proceeds of approximately $233,300. The total proceeds from the offering of the Notes, after deducting the Initial Purchasers’ discount and estimated offering expenses payable by the Company, and including the proceeds from the exercise of the over-allotment option, were approximately $253,100. As of June 30, 2007, approximately $221,300 of these proceeds are held in restricted investments by Wachovia Bank as partial collateral for an irrevocable letter of credit in the amount of $351,318, issued by Wachovia Bank to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division. The irrevocable letter of credit was provided to the court for the purpose of staying the enforcement of the judgment in the Qui Tam Litigation pending resolution of our appeal.

The Notes are governed by an Indenture, dated as of March 28, 2007, between us and The Bank of New York, as trustee (the Indenture). The Notes are senior unsecured obligations of the Company and will rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The Notes will be effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement.

The Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The Notes mature on May 15, 2012, unless earlier repurchased or converted. Holders may convert their Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding March 15, 2012, only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the price per Note for each day of that measurement period was less than 98 percent of the product of the last reported sale price of our Common Stock, par value $0.01 per share, (the Common Stock) and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending June 30, 2007, if the last reported

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

sale price of the Common Stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130 percent of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The Notes will be convertible, regardless of the foregoing circumstances, at any time on or after March 15, 2012 through the third scheduled trading day immediately preceding the maturity date of the Notes, May 15, 2012.

Upon conversion of the Notes, we will pay cash up to the principal amount of the Notes converted. With respect to any conversion value in excess of the principal amount of the Notes converted, we have the option to settle the excess with cash, shares of Common Stock, or a combination of cash and shares of Common Stock based on a daily conversion value, determined in accordance with the Indenture, calculated on a proportionate basis for each day of the relevant 20-day volume-weighted average price trading day observation period. If an “accounting event” (as defined in the Indenture) occurs, we have the option to elect to settle the converted notes exclusively in shares of Common Stock. The initial conversion rate for the Notes will be 23.5114 shares of Common Stock per one thousand dollars of principal amount of Notes, which represents a 32.5 percent conversion premium based on the closing price of $32.10 per share of the Common Stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of Common Stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the Indenture) occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder of Notes that elects to convert its Notes in connection with such fundamental change.

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

The Notes and the shares of our Common Stock issuable in certain circumstances upon conversion of the Notes were not registered under the Securities Act of 1933, as amended (the Securities Act), at the time we closed the sale of such Notes. We offered and sold the Notes to the Initial Purchasers in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The Initial Purchasers then sold the Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied upon these exemptions from registration based in part on representations made by the Initial Purchasers in the Purchase Agreement. In connection with the sale of the Notes, we entered into a Registration Rights Agreement, dated as of March 28, 2007, with the Initial Purchasers (the Registration Rights Agreement). Pursuant to the Registration Rights Agreement, we filed an automatic shelf registration statement on Form S-3 with the SEC on May 23, 2007 covering the resale of the Notes and Common Stock issuable upon conversion of the Notes. We have also agreed to use our commercially reasonable efforts to keep the shelf registration statement effective until the earliest of (i) the date when all securities covered by the shelf registration statement have been sold; (ii) the expiration of the applicable holding period with respect to the Notes held by non-affiliates of the Company under Rule 144(k) under the Securities Act, or any successor provision; and (iii) the date that is two years after the effective date of the registration statement. We may suspend the use of the registration statement to resell Notes or shares of Common Stock issued upon conversion of Notes for reasons relating to pending corporate developments, public filings or other events. Subject to certain limitations, we will be required to pay the holders of the Notes special interest on the Notes if we fail to keep such registration statement effective during, specified time periods.

On March 28, 2007, we also entered into a convertible note hedge transaction with respect to our Common Stock (the Purchased Option) with an affiliate of Goldman, Sachs & Co. or its hedging counterparty (the Counterparty). The Purchased Option covers, subject to customary anti-dilution adjustments, 5,642,736 shares of Common Stock for which we paid approximately $48,600. As a result of this transaction, we recorded a deferred tax asset of approximately $17,800. In connection with the exercise of the over-allotment option, pursuant to the

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

terms of the Purchased Option, the Purchased Option increased to cover, subject to customary anti-dilution adjustments, an additional 470,228 shares of Common Stock for which the Company paid approximately $4,100. As a result of this transaction, we increased the deferred tax asset associated with the hedge by approximately $1,500. This hedging transaction covers, subject to customary anti-dilution adjustments, 470,228 shares of Common Stock.

The Purchased Option is expected to reduce the potential dilution upon conversion of the Notes in the event that the market value per share of Common Stock, as measured under the Purchased Option, at the time of exercise is greater than the strike price of the Purchased Option, which corresponds to the initial conversion price of the Notes and is similarly subject to certain customary adjustments. If, however, the market value per share of Common Stock exceeds the strike price of the Sold Warrants (as discussed below) when the Sold Warrants are exercised, we will be required to issue Common Stock to the Counterparty. Both the Purchased Option and Sold Warrants provide for net-share settlement at the time of any exercise for the amount that the market value of Common Stock exceeds the applicable strike price.

We also entered into two warrant transactions whereby we sold to the Counterparty warrants to acquire, subject to customary anti-dilution adjustments, 5,642,736 and 470,228 shares of Common Stock (collectively, the Sold Warrants) for which we received approximately $23,700 in March 2007 and $2,000 in April 2007, respectively.

The Purchased Option and Sold Warrants are separate transactions entered into by us with the Counterparty, and are not part of the terms of the Notes and will not affect the holders’ rights under the Notes.

5.	Contingencies

Legal Proceedings

Qui Tam

In 2002, Cleveland A. Tyson, a former employee of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., (the Relator) filed a federal and state Qui Tam or whistleblower action against our former Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. (the Qui Tam Litigation). The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division (the Court). It alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs.

In 2005, the Court allowed the State of Illinois and the United States of America to intervene and the Plaintiffs were allowed to amend their complaint to add AMERIGROUP Corporation as a party. In the third amended complaint, the Plaintiffs alleged that AMERIGROUP Corporation was liable as the alter-ego of AMERIGROUP Illinois, Inc. and that AMERIGROUP Corporation was liable for making false claims or causing false claims to be made.

The trial began on October 4, 2006, and the case was submitted to the jury on October 27, 2006. On October 30, 2006, the jury returned a verdict against us and AMERIGROUP Illinois, Inc. in the amount of $48,000, which under applicable law would be trebled to $144,000, plus penalties, and attorney’s fees, costs and expenses. The jury also found that there were 18,130 false claims. The statutory penalties allowable under the False Claims Act range between $5.5 and $11 per false claim. The statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, 740 ILC 175/3, range between $5 and $10 per false claim.

On November 22, 2006, the Court entered an initial judgment in the amount of $48,000 and we subsequently filed motions for a new trial and remittur and for judgment as a matter of law and the Plaintiffs filed motions to treble the civil judgment, impose the maximum fines and penalties and to assess attorney’s fees, costs and expenses against us.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

On March 13, 2007, the Court entered a judgment against AMERIGROUP Illinois, Inc., and AMERIGROUP Corporation in the amount of approximately $334,000, which includes the trebling of damages and false claim penalties. Under the Federal False Claims Act, the counsel for the Relator is entitled to collect their attorney’s fees, costs and expenses in the event the Relator’s claim is successful. On April 3, 2007, we delivered an irrevocable letter of credit in the amount of $351,318, which includes estimated interest on the judgment for one year, to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern District to stay the enforcement of the judgment pending appeal. On May 11, 2007 we filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit. On June 27, 2007, the Court approved a joint stipulation between us and Relator’s counsel agreeing upon an amount of $8,400 as the attorney’s fees, costs and expenses that Relator’s counsel would receive in the event the Plaintiffs prevail on the appeal. On July 10, 2007, the Court entered an order requiring us to post a bond equal to the estimated attorney’s fees, costs and expenses. We plan to post this bond through a surety bond arrangement.

Although it is possible that the ultimate outcome of the Qui Tam Litigation judgment will not be favorable to us, the amount of loss, if any, is uncertain. Accordingly, we have not recorded any amounts in the Condensed Consolidated Financial Statements for unfavorable outcomes, if any, as a result of the Qui Tam judgment. There can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

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

It is also possible that plaintiffs in other states could bring similar litigation against us. While we believe that the practices at issue in the Qui Tam Litigation have not occurred outside of the operations of AMERIGROUP Illinois, Inc. a verdict in favor of a plaintiff in similar litigation in another state could have a material adverse effect on our financial position, results of operations or liquidity.

Batty Litigation

On May 30, 2007, we were made aware that Colleen Batty, a former employee of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., (the Plaintiff) had filed a federal and state Qui Tam or whistleblower action against us and our former Illinois subsidiary AMERIGROUP Illinois, Inc. in District Court in the Northern District of Illinois. The action is styled United States of America ex. rel. Colleen Batty, State of Illinois ex. rel. Colleen Batty and Colleen Batty, individually v. AMERIGROUP Illinois, Inc. and AMERIGROUP Corporation. Ms. Batty alleges, among other things, that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by underpaying certain hospitals in connection with emergency services delivered in out-of-network settings. The action was originally filed under seal in March 2005. Both the federal government and the State of Illinois have declined to intervene in the suit. Ms. Batty also alleges wrongful discharge of her employment in violation of the Illinois Whistleblower and Protection Act. The action seeks: (i) an unspecified amount of compensatory damages under the False Claims Act and Illinois Whistleblower and Protection Act, which damages, if any, would be trebled

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

under applicable law; (ii) statutory penalties allowable under the False Claims Act which range between $5.5 and $11 per false claim and statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, which range between $5 and $10 per false claim; and (iii) reinstatement to her job and two years’ back pay.

Stockholder Derivative Demand Letter

In a letter dated March 28, 2006, a purported shareholder of the Company demanded that the Board commence legal proceedings against each member of the Board and senior officer of the Company who has served in such capacities at any point from April 2005 to March 28, 2006. The letter, which stated that it was intended to comply with the requirements of a “Shareholder Demand Letter” pursuant to Virginia Code Ann. § 13.1-672 and Del. Ch. Ct. R. 23.1, alleges that the Board and senior officers breached their fiduciary duties to the Company, including the duty of loyalty and due care, by (i) causing the Company to engage in unlawful conduct or failing to properly oversee the Company’s press releases and internal controls to prevent such misconduct; (ii) causing the Company to issue false and misleading statements; and (iii) exposing the Company to potential liability for the foregoing violations. As described in the letter, the purported shareholder believes that the legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company, as well as disgorgement by certain members of the Board and senior officers to the Company of salaries and bonuses received by them from April 2005 to the present. The letter further demands an investigation into the circumstances surrounding the resignations of E. Paul Dunn, Jr. and Frederick C. Dunlap and the fairness of the terms of the Separation Agreement and General Release entered into between the Company and Mr. Dunn.

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

Other Contingencies

Experience Rebate Payable

Our Texas health plan is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2005 have been audited by a contracted auditing firm retained by the State. In their report, the auditor has challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to the health plan under our administrative services agreement with AMERIGROUP Texas, Inc. We are not certain whether there has been an ultimate determination by the State with respect to the recommendations to exclude these expenses. The audit of the contract year ended August 31, 2006 began in July 2007. Although we believe that the rebate calculations were done appropriately, if the regulators were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods. We believe it is reasonably possible that the liability related to this issue could range from zero to $19,800.

Risk Sharing Receivable

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Cook Children’s Medical Center (CCMC) that was terminated as of August 31, 2005. Under the risk-sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We have recorded a receivable in the accompanying Condensed Consolidated Financial Statements for the 2005 contract year, in the amount of $10,800, as of June 30, 2007. The contract with CCHCN prescribes reconciliation procedures which have been completed. CCHCN subsequently engaged external auditors to review all medical claims payments made for the 2005 contract year and has provided the preliminary results to us. We are currently in the process of reviewing those results. Although we believe this to be a valid receivable, if we are unable to resolve this matter resulting in payment in full to us, our expenses attributable to these periods may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

New Jersey Provider Network

In December 2006, our New Jersey subsidiary received a notice of deficiency for failure to meet provider network requirements in several New Jersey counties as required by our Medicaid contract with New Jersey. We submitted to the State of New Jersey a corrective action plan and a request for a waiver of certain contractual provisions in December 2006 and January 2007. The State of New Jersey is considering our requests for waivers, and we have been granted an extension to correct the network deficiencies through September 24, 2007. The State of New Jersey is also considering revisions to the provider network requirements. Prior to the expiration of the extension, we will work with the State of New Jersey to correct certain electronic records related to provider network data submission and to address the network deficiencies. We have also increased our efforts to contract with additional providers. Although we believe that we will be able to resolve this issue, if the State of New Jersey does not grant further waivers, or if we are unable to materially satisfy the provider network requirements, the State of New Jersey could impose fines and penalties that could have a material impact on our financial results.

6.	Changes in Estimates — Revenue

During the six months ended June 30, 2006, we reversed approximately $6,300 of unearned revenue related to reserves established during the year ended December 31, 2005. The reserves related to potential premium recoupments as a result of enrollment eligibility issues in the States of Florida and Texas. These reserves were reversed as a result of further discussions with the States involved that eliminated the potential premium recoupment. Net of the related tax effect, net income increased approximately $3,800, or $0.07 per diluted share for the six months ended June 30, 2006 as a result of the favorable resolution of these issues.

7.	Changes in Estimates — Health Benefits Expenses

During the six months ended June 30, 2006, we decreased our actuarial best estimates for health benefits expenses by approximately $34,500 related to reserves established during the year ended December 31, 2005. This decrease was determined using actuarial analysis based upon the additional claims paid during the first quarter of 2006. Net of the related tax effect, net income increased approximately $20,900, or $0.40 per diluted share for the six months ended June 30, 2006 as a result of this decrease in claims estimates.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	national, state and local economic conditions, including their effect on the rate increase process, timing of payments, and the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations and their effect on certain of our unit costs and our ability to manage our medical costs;

•	changes in Medicaid and Medicare payment levels and methodologies and the application of such methodologies by the Federal and state governments;

•	liabilities and other claims asserted against us;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	our ability to meet our debt service obligations and meet the covenants contained in our Credit Agreement;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels;

•	demographic changes;

•	increased use of services, increased cost of individual services, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of healthcare use;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	catastrophes, including acts of terrorism or severe weather; and

•	the unfavorable resolution of pending litigation.

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (SEC) on February 27, 2007, and Part II — Other Information — Item 1A — “Risk Factors”, as updated under Item 1A of our Quarterly Report Form 10-Q for the quarterly period ended March 31, 2007 filed with the SEC on May 3, 2007 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

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

Summary highlights of our second quarter of 2007 include:

•	Revenue of $1,003.8 million, a 56.3 percent increase over the second quarter of 2006;

•	Membership increased 29.8 percent to 1,527,000, from June 30, 2006 to June 30, 2007;

•	Total membership in AMERIPLUS, which serves people in Medicaid’s Aged, Blind and Disabled (ABD) population, increased by 92.0 percent to 171,000 members from June 30, 2006 to June 30, 2007;

•	Health benefits ratio of 83.1 percent of premium revenues;

•	Selling, general and administrative expense ratio of 12.1 percent of total revenues;

•	Cash flow from operations was $170.6 million for the six months ended June 30, 2007; and

•	We commenced operations in the Middle-Grand region of Tennessee on April 1, 2007.

Revenue Growth

During the second quarter of 2007, our revenue compared to the second quarter of 2006 increased 56.3 percent. This increase is due primarily to membership increases from our developing markets and products (defined as Tennessee, Georgia, Ohio and Texas AMERIPLUS products, as well as Maryland SNP as of June 30, 2007). Additionally, our mature markets (defined as Texas, Florida, Maryland, New York, New Jersey, Ohio, District of Colombia and Virginia as of June 30, 2007) contributed further to revenue growth from premium rate increases and yield increases resulting from changes in membership mix. Effective April 1, 2007, AMERIGROUP Tennessee, Inc. commenced operations in Tennessee. As of June 30, 2007 AMERIGROUP Tennessee, Inc. had approximately 182,000 members in Tennessee’s Middle-Grand region including Medicaid mothers and children and the ABD population. Additionally, effective September 1, 2006, our Georgia subsidiary began serving members in the East, North, and Southeast regions of Georgia. This expansion in Georgia increased our membership by approximately 85,000 members at inception and has grown to over 115,000 members as of June 30, 2007.

As of June 30, 2007, approximately 33% of our current membership has resulted from ten acquisitions. We periodically evaluate acquisition opportunities to determine if they meet our return metrics. We continue to believe acquisitions will be an important part of our long-term growth strategy. Additionally, we continue to participate in negotiations in the States of South Carolina and New Mexico to begin operations serving segments of the Medicaid population in those states. We can make no assurance that these efforts will result in new business for us or if any new business will be favorable to our financial position, results of operations, or liquidity.

Operating Costs

Health Benefits

The health benefits ratio (HBR) for the three months ended June 30, 2007 was 83.1% compared to 83.4% for the three months ended June 30, 2006. This decrease in HBR for the three months ended June 30, 2007 over that for the three months ended June 30, 2006 is a result of favorable prior period development in the three months ended June 30, 2007 which decreased health benefits expenses by $10.0 million primarily as a result of improvements in New York, Texas and Georgia. Excluding the prior period development, HBR for our mature markets would have been approximately 80 percent. Excluding the prior period development, HBR for our developing markets would have been in the low 90 percent range. The resulting composite HBR of our mature and developing markets would have been 84.2%. This reflects the higher than average medical costs from our entry into the Tennessee market on April 1, 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) were 12.1% of total revenues for the three months ended June 30, 2007 compared to 13.0% for the three months ended June 30, 2006. Our SG&A ratio decreased in the current period primarily as a result of leverage gained through increased revenue. SG&A expenses increased from $83.5 million to $121.4 million primarily from (1) the growth in salaries and benefits expenses due to a 24.0% increase in the number of employees; (2) increased premium taxes from revenue growth and entry into new markets; and (3) an increase in experience rebate expense as a result of favorable performance in Texas and contract changes.

Management and Board Update

On July 9, 2007, we announced that Chairman and Chief Executive Officer Jeffrey L. McWaters will retire as Chief Executive Officer effective August 31, 2007. President and Chief Operating Officer James G. Carlson will become Chief Executive Officer, effective September 1, 2007. In addition, Mr. Carlson was elected to the Company’s Board of Directors effective July 6, 2007. Mr. McWaters will continue to serve as Executive Chairman of the Company’s Board of Directors until the next annual meeting of the Company’s stockholders, which is scheduled to be held May 8, 2008.

Significant Market Updates

On April 1, 2007, AMERIGROUP Tennessee, Inc. began offering healthcare coverage to Medicaid members in the State of Tennessee for the Middle-Grand region. As of June 30, 2007, AMERIGROUP Tennessee, Inc. served approximately 182,000 members.

We continue to work with Centers for Medicare and Medicaid Services (CMS) and the states on implementing the Deficit Reduction Act of 2005. CMS issued guidelines to the states on June 9, 2006, requiring proof of citizenship for all new enrollees and for re-enrollments. These guidelines further exempt Supplemental Security Income recipients and certain other groups and permit use of school records for children, where appropriate. At this point, we do not anticipate any significant impact on membership as a result of this provision, as most of the states have been trying to reduce the burden of these requirements for beneficiaries. Georgia and New York already required proof of citizenship and to date we have not been notified of any enrollment issues. Texas is using electronic records to assist beneficiaries and Virginia has retrained all of its enrollment officers to ensure a smooth transition. CMS has conducted outreach efforts to help beneficiaries understand the Deficit Reduction Act of 2005. However, we can give no assurances that these guidelines will not impact our membership adversely, thereby negatively impacting our business, results of operations and financial condition.

In March 2007, the District of Columbia released a request for proposal (RFP) to provide managed care services to Medicaid and D.C. Alliance members in the District. Our subsidiary, AMERIGROUP Maryland, Inc., submitted a response to the RFP on July 24, 2007. We anticipate that the District will award the contracts to between two and four managed care organizations based upon a best-value evaluation which includes premium rates in the fall of 2007. If we are not awarded a contract through this process, we can make no assurance that our business, results of operations and financial condition would not be materially adversely affected.

Contingencies

On May 30, 2007, we were made aware that Colleen Batty, a former employee of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., had filed a federal and state Qui Tam or whistleblower action against the Company and our former Illinois subsidiary, AMERIGROUP Illinois, Inc. See Part II — Other Information — Item 1 — “Legal Proceedings” for further discussion.

Experience Rebate Payable

AMERIGROUP Texas, Inc. is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2005 have been audited by a contracted auditing firm retained by the State. In their report, the auditor has challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to AMERIGROUP Texas, Inc. under our administrative services agreement with AMERIGROUP Texas, Inc. We are not certain whether there has been an ultimate determination by the State of Texas with respect to the recommendations to exclude these expenses. The audit of the contract year ended August 31, 2006 began in July 2007. Although we believe that the rebate calculations were done appropriately, if the regulators were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods. At this time, we believe it is reasonably possible that the liability related to this issue could range from zero to $19.8 million.

Risk Sharing Receivable

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC) that was terminated as of August 31, 2005. Under the risk-sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We have recorded a receivable in the accompanying Condensed Consolidated Financial Statements for the 2005 contract year, in the amount of $10.8 million, as of June 30, 2007. The contract with CCHCN prescribes reconciliation procedures which have been completed. CCHCN subsequently engaged external auditors to review all medical claims payments made for the 2005 contract year and has provided the preliminary results to us. We are currently in the process of reviewing those results. Although we believe this to be a valid receivable, if we are unable to obtain payment, our expenses attributable to these periods may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

New Jersey Provider Network

In December 2006, our New Jersey subsidiary received a notice of deficiency for failure to meet provider network requirements in several New Jersey counties as required by our Medicaid contract with New Jersey. We submitted to the State of New Jersey a corrective action plan and a request for a waiver of certain contractual provisions in December 2006 and January 2007. The State of New Jersey is considering our requests for waivers, and we have been granted an extension to correct the network deficiencies through September 24, 2007. The State of New Jersey is also considering revisions to the provider network requirements. Prior to the expiration of the extension, we will work with the State of New Jersey to correct certain electronic records related to provider network data submission and to address the network deficiencies. We have also increased our efforts to contract with additional providers. Although we believe that we will be able to resolve this issue, if the State of New Jersey does not grant further waivers, or if we are unable to materially satisfy the provider network requirements, the State of New Jersey could impose fines and penalties that could have a material impact on our financial results.

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Premium revenue	98.2%	98.6%	98.3%	98.7%
Investment income and other	1.8	1.4	1.7	1.3

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits(1)	83.1%	83.4%	83.2%	81.1%
Selling, general and administrative expenses	12.1%	13.0%	12.4%	12.4%
Income before income taxes	5.2%	3.8%	4.7%	6.6%
Net income	3.3%	2.4%	2.9%	4.0%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Summarized comparative financial information for the three and six months ended June 30, 2007 and June 30, 2006 are as follows ($ in millions, except per share data):

					Three Months	Six Months
	Three Months Ended		Six Months Ended		Ended June 30,	Ended June 30,
	June 30,		June 30,		% Change	% Change
	2007	2006	2007	2006	2007-2006	2007-2006

Revenues:
Premium	$986.0	$633.3	1,805.6	$1,299.5	55.7%	38.9%
Investment income and other	17.8	9.1	30.5	16.8	95.6%	81.5%

Total revenues	1,003.8	642.4	1,836.1	1,316.3	56.3%	39.5%
Expenses:
Health benefits	818.8	528.0	1,502.2	1,053.4	55.1%	42.6%
Selling, general and administrative	121.4	83.5	227.5	162.7	45.4%	39.9%
Depreciation and amortization	7.5	6.4	15.8	13.3	17.2%	18.8%
Interest	3.9	0.1	4.4	0.2	3800%	2100%

Total expenses	951.6	618.0	1,749.9	1,229.6	54.0%	42.3%

Income before income taxes	52.2	24.4	86.2	86.8	114.0%	(0.7)%
Income tax expense	19.4	9.1	32.1	34.1	113.0%	5.9%

Net income	$32.8	$15.3	54.1	$52.6	114.4%	2.9%

Diluted net income per common share	$0.61	$0.29	1.01	$1.00	110.3%	1.0%

Revenues

Premium revenue for the three months ended June 30, 2007 increased $352.7 million, or 55.7%, to $986.0 million from $633.3 million for the three months ended June 30, 2006. For the six months ended June 30,

2007, premium revenue increased $506.1 million, or 38.9%, to $1,805.6 million from $1,299.5 million for the six months ended June 30, 2006. The increase in both periods was primarily due to entry into our developing markets in Tennessee, expansion regions in Georgia and AMERIPLUS expansion markets in San Antonio and Austin, Texas and the Southwest Region of Ohio. Additionally, our mature markets contributed further to revenue growth from premium rate increases and yield increases resulting from changes in membership mix. These increases were offset by our exit from the Illinois market in July 2006. Additionally our premium revenue for the six months ended June 30, 2006 reflects a $6.3 million reversal of potential premium recoupments related to enrollment errors by the States of Florida and Texas.

Investment income and other increased by $8.7 million to $17.8 million for the three months ended June 30, 2007 from $9.1 million for the three months ended June 30, 2006, and increased $13.7 million to $30.5 million for the six months ended June 30, 2007 from $16.8 million for the six months ended June 30, 2006. The increase in investment income and other was primarily due to higher interest rates and an increase in invested assets over the prior year. Additionally both periods in the current year benefited from income earned on restricted assets held as collateral of approximately $4.6 million. These assets were established in March and April 2007 from proceeds from our Credit and Guaranty Agreement (the Credit Agreement) and issuance of the 2.0% Convertible Senior Notes.

Membership

The following table sets forth the approximate number of our members we served in each state as of June 30, 2007 and 2006. Because we receive two premiums for members that are in both the AMERIVANTAGE and AMERIPLUS products, these members have been counted twice in the states of Maryland and Texas where we offer SNP Plans.

	June 30,
	2007	2006

Texas	450,000	380,000
Georgia	220,000	90,000
Florida	200,000	204,000
Tennessee	182,000	—
Maryland	143,000	142,000
New York	117,000	129,000
New Jersey	100,000	105,000
Ohio	53,000	27,000
District of Columbia	39,000	41,000
Virginia	23,000	21,000
Illinois(1)	—	37,000

Total	1,527,000	1,176,000

Percentage growth from June 30, 2006 to June 30, 2007	29.8%

(1)	AMERIGROUP voluntarily ended our contract with the State of Illinois in July 31, 2006.

The following table sets forth the approximate number of our members in each of our products as of June 30, 2007 and 2006. Because we receive two premiums for members that are in both the AMERIVANTAGE and AMERIPLUS product, these members have been counted in each product.

	June 30,
Product	2007	2006

AMERICAID (Medicaid — TANF)	1,039,000	820,000
AMERIKIDS (SCHIP)	271,000	218,000
AMERIPLUS (Medicaid — SSI)	171,000	89,000
AMERIFAM (FamilyCare)	41,000	43,000
AMERIVANTANGE (SNP)	5,000	6,000

Total	1,527,000	1,176,000

As of June 30, 2007, we served 1,527,000 members, reflecting an increase of approximately 351,000 members compared to June 30, 2006. The increase is primarily a result of our entry into the East, North, and Southeast regions of Georgia on September 1, 2006 resulting in member growth of approximately 115,000 members as of June 30, 2007, and our entry into the Tennessee market in April 2007 resulting in approximately 182,000 members as of June 30, 2007. Additionally, the AMERIPLUS expansion markets in Texas and Ohio which began enrollment in February 2007 increased membership by approximately 30,000 members in total as of June 30, 2007. Texas membership has further increased as the State of Texas has worked to resolve enrollment broker issues over the last year and eliminated the primary care case management program, both of which expanded the State’s eligible population. Lastly, Ohio membership increased as a result of expansion into Dayton and Cincinnati beginning September 1, 2006. These increases were offset by our voluntary exit from the Illinois market in July 2006 resulting in a comparative decrease at June 30, 2007 of 37,000 members and contraction of the New York market whose membership decreased by 12,000 as of June 30, 2007 resulting from more stringent guidelines for eligibility re-determination implemented by the state in 2006.

Health benefits expenses

Expenses relating to health benefits for the three months ended June 30, 2007 increased $290.8 million, or 55.1%, to $818.8 million from $528.0 million for the three months ended June 30, 2006. Our HBR was 83.1% for the three months ended June 30, 2007 versus 83.4% in the same period of the prior year. The decrease in HBR for the three months ended June 30, 2007 from that for the three months ended June 30, 2006 is a result of favorable prior period development in the three months ended June 30, 2007 which decreased health benefits expenses by $10.0 million, primarily as a result of improvements in New York, Texas and Georgia. Excluding the prior period development, HBR for our mature markets would have been approximately 80 percent. Excluding the prior period development, HBR for our developing markets would have been in the low 90 percent range. The resulting composite HBR of our mature and developing markets would have been 84.2%. This reflects the higher than average medical costs from our entry into the Tennessee market on April 1, 2007.

For the six months ended June 30, 2007, expenses related to health benefits increased $448.8 million, or 42.6%, to $1,502.2 million from $1,053.4 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, and 2006, our HBR was 83.2% and 81.1%, respectively. The increase in HBR for the six months ended June 30, 2007 over that for the six months ended June 30, 2006 is a result of decreased favorable prior period development compared to the prior year which benefited from a $34.5 million decrease in health benefits expenses in that period, as well as change in membership mix toward new products, such as our AMERIPLUS product, that are underwritten at a higher HBR. Additionally entry into the Tennessee market with a higher HBR than the average of our existing markets, contributed to the increase.

Selling, general and administrative expenses

SG&A for the three months ended June 30, 2007 increased $37.9 million, or 45.4%, to $121.4 million from $83.5 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, SG&A increased $64.9 million, or 39.8%, to $227.5 million from $162.7 million for the six months ended June 30, 2006.

Our SG&A to total revenues ratio was 12.1% and 13.0% for the three months ended June 30, 2007 and 2006, respectively. The decrease in ratio is primarily as a result of leveraging our infrastructure costs over increased revenues. SG&A expenses increased due to increased premium taxes related to entry into new markets and increases in revenues in states that bear premium tax; increase in salaries and benefit expense as a result of a 24.0% increase in employees; and an increase in experience rebate expense as a result of favorable performance in Texas and contract changes.

Our SG&A to total revenues ratio was 12.4% in both of the six months ended June 30, 2007 and 2006. Increases in SG&A expense resulted from increases in premium taxes, salaries and benefits and experience rebate expense as noted above. These increases were offset by leveraging our infrastructure costs over increased revenues keeping the SG&A to total revenue ratio stable.

Premium taxes were $21.8 million and $8.8 million for the three months ended June 30, 2007 and June 30, 2006, respectively, and $40.1 million and $16.9 million for the six months ended June 30, 2007 and June 30, 2006, respectively.

Depreciation and amortization expense

Depreciation and amortization expense increased approximately $1.1 million or 17.2% from $6.4 million for the three months ended June 30, 2006 to $7.5 million for the three months ended June 30, 2007. This increase is a result of greater depreciable assets and an increase in amortization of debt issue costs as a result of new debt obtained in March 2007. Depreciation and amortization expense increased approximately $2.5 million or 18.8% from $13.3 million for the six months ended June 30, 2006 to $15.8 million for the six months ended June 30, 2007. This increase is a result of the write-off of debt issuance costs related to the termination of the Company’s previous $150.0 million credit agreement and an increase in depreciable assets.

Interest expense

Interest expense was $3.9 million and $0.1 million for the three months ended June 30, 2007 and June 30, 2006, respectively, and $4.4 million and $0.2 million for the six months ended June 30, 2007 and June 30, 2006, respectively. The increase in interest expense in both periods is a result of borrowings under our Credit Agreement and the issuance of the 2.0% Convertible Senior Notes, as discussed below.

Provision for income taxes

Income tax expense for the three months ended June 30, 2007 was $19.4 million with an effective tax rate of 37.2% compared to $9.1 million income tax expense with an effective tax rate of 37.5% for the three months ended June 30, 2006. Income tax expense for the six months ended June 30, 2007 and 2006 was $32.1 million with an effective tax rate of 37.3% and $34.1 million with an effective tax rate of 39.4%, respectively. The fluctuation in the rates in both periods is primarily due to a reduction in the blended state income tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flows from operations and amounts available under our Credit Agreement. As of June 30, 2007, we had cash and cash equivalents of $361.3 million, short and long-term investments of $556.6 million, restricted investments held as collateral of $351.3 million and restricted investments on deposit for licensure of $82.1 million. A significant portion of this cash and investments is regulated by state capital requirements. Unregulated cash and investments as of June 30, 2007 were approximately $497.3 million which includes restricted investments held as collateral of $351.3 million that are held to back irrevocable letters of credit issued in connection with the Qui Tam Litigation.

Credit Agreement

On March 26, 2007, we entered in to a Credit and Guaranty Agreement, with the Company as borrower, our wholly-owned subsidiary, PHP Holdings, Inc. (PHP) as guarantor and Goldman Sachs Credit Partners L.P. (GS) and Wachovia Capital Markets, LLC (Wachovia) as joint lead arrangers and bookrunners, GS as syndication agent and

Wachovia Bank, National Association (Wachovia Bank) as administrative agent and collateral agent (as amended, the Credit Agreement). The Credit Agreement provides for commitments of up to $401.3 million consisting of (i) up to $351.3 million of financing under a senior secured synthetic letter of credit facility and (ii) up to $50.0 million of financing under a senior secured revolving credit facility. The Credit Agreement terminates on March 15, 2012.

The proceeds of the Credit Agreement are available (i) to facilitate an appeal, payment or settlement of the judgment in the Qui Tam Litigation (as defined below), (ii) to repay in full certain existing indebtedness, (iii) to pay related transaction costs, fees, commissions and expenses, and (iv) to provide for the ongoing working capital requirements and general corporate purposes, including permitted acquisitions. The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof.

The Credit Agreement includes customary covenants and events of default. If any event of default occurs and is continuing, the Credit Agreement may be terminated and all amounts owing there under may become immediately due and payable. The Credit Agreement also includes the following financial covenants: (i) maximum leverage ratios as of specified periods, (ii) a minimum interest coverage ratio and (iii) a minimum statutory net worth ratio.

In connection with the Credit Agreement, the Company and PHP entered into a Pledge and Security Agreement with Wachovia Bank, pursuant to which our obligations under the Credit Agreement are secured by substantially all of our assets and PHP’s assets, including the stock of each of our respective wholly-owned managed care subsidiaries, in each case, subject to carve-outs.

As of June 30, 2007, we have $130.0 million outstanding under the senior secured synthetic letter of credit facility of our Credit Agreement. These funds are held in restricted investments by Wachovia Bank as partial collateral for an irrevocable letter of credit in the amount of $351.3 million, issued by Wachovia Bank to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division. The irrevocable letter of credit was provided to the court for the purpose of staying the enforcement of the judgment in the Qui Tam Litigation pending resolution of our appeal. As of June 30, 2007, we have no outstanding borrowings under the senior secured revolving credit facility of our Credit Agreement.

Convertible Senior Notes

On April 3, 2007, Goldman, Sachs & Co. and Wachovia Capital Markets, LLC (collectively, the Initial Purchasers) exercised in full a $20.0 million over-allotment option granted to the Initial Purchasers in connection with a purchase agreement dated March 22, 2007 (the Purchase Agreement) under which we agreed to sell $240.0 million in aggregate principal amount of 2.0% Convertible Senior Notes due 2012 (the Notes) to the Initial Purchasers. On April 9, 2007, we issued these Notes to the Initial Purchasers in connection with the exercise of the over-allotment and we received net proceeds from the sale of the Notes of approximately $19.8 million. We had previously closed the sale of $240.0 million of Notes to the Initial Purchasers on March 28, 2007 for which we received net proceeds of approximately $233.3 million.

The total proceeds from the offering of the Notes, after deducting the Initial Purchasers’ discount and estimated offering expenses payable by the Company, and including the proceeds from the exercise of the over-allotment option, were approximately $253.1 million. As of June 30, 2007, approximately $221.3 of these proceeds are held in restricted investments by Wachovia Bank as partial collateral for an irrevocable letter of credit in the amount of $351.3 million, issued by Wachovia Bank to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division. The irrevocable letter of credit was provided to the court for the purpose of staying the enforcement of the judgment in the Qui Tam Litigation pending resolution of our appeal.

The Notes are governed by an Indenture, dated as of March 28, 2007, between us and The Bank of New York, as trustee (the Indenture). The Notes are senior unsecured obligations of the Company and will rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The Notes will be effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement.

The Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The Notes mature on May 15, 2012, unless earlier repurchased or converted. Holders may convert their Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding March 15, 2012, only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the price per Note for each day of that measurement period was less than 98 percent of the product of the last reported sale price of our common stock, par value $0.01 per share (the Common Stock) and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending June 30, 2007, if the last reported sale price of the Common Stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130 percent of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The Notes will be convertible, regardless of the foregoing circumstances, at any time on or after March 15, 2012 through the third scheduled trading day immediately preceding the maturity date of the Notes, May 15, 2012.

Upon conversion of the Notes, we will pay cash up to the principal amount of the Notes converted. With respect to any conversion value in excess of the principal amount of the Notes converted, we have the option to settle the excess with cash, shares of Common Stock, or a combination of cash and shares of Common Stock based on a daily conversion value, determined in accordance with the Indenture, calculated on a proportionate basis for each day of the relevant 20-day volume-weighted average price trading day observation period. If an “accounting event” (as defined in the Indenture) occurs, we have the option to elect to settle the converted notes exclusively in shares of its Common Stock. The initial conversion rate for the Notes will be 23.5114 shares of Common Stock per one thousand dollars of principal amount of Notes, which represents a 32.5 percent conversion premium based on the closing price of $32.10 per share of the Common Stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of Common Stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the Indenture) occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder of Notes that elects to convert its Notes in connection with such fundamental change.

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

The Notes and the shares of our Common Stock issuable in certain circumstances upon conversion of the Notes were not registered under the Securities Act of 1933, as amended (the Securities Act), at the time we closed the sale of such Notes. We offered and sold the Notes to the Initial Purchasers in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The Initial Purchasers then sold the Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied upon these exemptions from registration based in part on representations made by the Initial Purchasers in the Purchase Agreement. In connection with the sale of the Notes, we entered into a Registration Rights Agreement, dated as of March 28, 2007, with the Initial Purchasers (the Registration Rights Agreement). Pursuant to the Registration Rights Agreement, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (the SEC) on May 23, 2007 covering the resale of the Notes and Common Stock issuable upon conversion of the Notes. We have also agreed to use our commercially reasonable efforts to keep the shelf registration statement effective until the earliest of (i) the date when all securities covered by the shelf registration statement have been sold; (ii) the expiration of the applicable holding period with respect to the Notes held by non-affiliates of the Company under Rule 144(k) under the Securities Act, or any successor provision; and (iii) the date that is two years after the effective date of the registration statement. We may suspend the use of the registration statement to resell Notes or shares of Common Stock issued upon conversion of Notes for reasons relating to pending corporate developments, public filings or other events. Subject to certain limitations, we will be required to pay the holders of the Notes special interest on the Notes if we fail to keep such registration statement effective during, specified time periods.

On March 28, 2007, we also entered into a convertible note hedge transaction with respect to our Common Stock (the Purchased Option) with an affiliate of Goldman, Sachs & Co. or its hedging counterparty (the Counterparty). The Purchased Option covers, subject to customary anti-dilution adjustments, 5,642,736 shares of Common Stock for which we paid approximately $48.6 million. As a result of this transaction, we recorded a deferred tax asset of approximately $17.8 million. In connection with the exercise of the over-allotment option, pursuant to the terms of the Purchased Option, the Purchased Option increased to cover, subject to customary anti-dilution adjustments, and additional 470,228 shares of Common Stock for which the Company paid approximately $4.1 million. As a result of this transaction, we increased the deferred tax asset associated with the hedge by approximately $1.5 million. This hedging transaction covers, subject to customary anti-dilution adjustments, 470,228 shares of Common Stock.

The Purchased Option is expected to reduce the potential dilution upon conversion of the Notes in the event that the market value per share of Common Stock, as measured under the Purchased Option, at the time of exercise is greater than the strike price of the Purchased Option, which corresponds to the initial conversion price of the Notes and is similarly subject to certain customary adjustments. If, however, the market value per share of Common Stock exceeds the strike price of the Sold Warrants (as discussed below) when the Sold Warrants are exercised, we will be required to issue Common Stock to the Counterparty. Both the Purchased Option and Sold Warrants provide for net-share settlement at the time of any exercise for the amount that the market value of Common Stock exceeds the applicable strike price.

We also entered into two warrant transactions whereby we sold to the Counterparty warrants to acquire, subject to customary anti-dilution adjustments, 5,642,736 and 470,228 shares of Common Stock (collectively, the Sold Warrants) for which we received approximately $23.7 million in March 2007 and $2.0 million in April 2007, respectively.

The Purchased Option and Sold Warrants are separate transactions entered into by us with the Counterparty, and are not part of the terms of the Notes and will not affect the holders’ rights under the Notes.

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

Cash flows

Cash provided by operating activities was $170.6 million for the six months ended June 30, 2007 compared to $121.3 million for the six months ended June 30, 2006. The increase in cash from operations of $49.3 million was primarily due to the following:

Increase in cash flows due to:

•	an increase in net income of $1.5 million; and

•	an increase in the change in claims payable of $107.7 million as a result of our entry into the Tennessee market; growth in our existing markets and changes in timing of payments around period end.

Offset by a decrease in cash flows due to:

•	a decrease in the change in premium receivables of $34.1 million primarily as a result of increase in cash flows in the prior year from the change in timing of the receipt of the New York premium and a decrease in cash flows in the current period for the same market; as well as the impact of the timing of the receipt of Tennessee premium;

•	a decrease in the change in accounts payable, accrued expenses and other current liabilities of $24.5 million primarily as a result of the change in the distribution of income tax payments over the calendar year resulting in an impact of $20.6 million; change in the timing of performance-based compensation payments and accruals resulting in an impact of $13.3 million offset by the impact of the change in accrual for experience rebates expense of $6.0 million; and

•	a decrease in the change in unearned revenue of $7.9 million primarily as a result of the impact of the timing of the receipt of the New Jersey premium offset by the impact of the timing of receipt in Maryland, New York, Ohio and Virginia markets.

For the six months ended June 30, 2007 and 2006, cash used in investing activities was $369.2 million and $156.8 million, respectively. This increase in cash used in investing activities results primarily from net purchases of restricted investments held as collateral of $351.3 million to fund the irrevocable letter of credit required to stay the execution of the judgment in the Qui Tam Litigation and net purchases of hedge and warrant instruments of $27.0 million offset by an increase in comparative net investment proceeds in excess of purchases of $171.3 million We currently anticipate total capital expenditures for 2007 of approximately $40.0 million related primarily to technological infrastructure development and the expansion of our medical management system.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of June 30, 2007, our investment portfolio consisted primarily of fixed-income securities. The weighted-average maturity is under thirteen months. We utilize investment vehicles such as commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted-average taxable equivalent yield on consolidated investments as of June 30, 2007 was approximately 5.3%.

Cash provided by financing activities was $383.2 million for the six months ended June 30, 2007, compared to $4.7 million for the six months ended June 30, 2006. The increase in cash provided by financing activities was primarily related to proceeds received from the issuance of $260.0 million in aggregate principal amount of 2.0% Convertible Senior Notes and borrowings under the Credit Agreement of $351.3 million net of repayments of outstanding amounts under the Credit Agreement of $221.3 million and payment of debt issuance costs of $11.5 million.

We believe that existing cash and investment balances, internally generated funds and available funds under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at June 30, 2007 was 31.9 percent. As a result of significant borrowings under the Credit Agreement and the related debt service and issuance of 2.0% Convertible Senior Notes, our access to additional capital may be limited which could restrict our ability to acquire new businesses or enter new markets and could impact our ability to maintain statutory net worth requirements in the states in which we do business.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include HMOs and one Prepaid Health Services Plan (PHSP). HMOs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of June 30, 2007, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. We anticipate the parent company will be required to fund minimum net worth shortfalls for certain of our subsidiaries during the remainder of 2007 using unregulated cash, cash equivalents and investments. As a result, we believe that we will continue to be in compliance with these requirements at least through the end of 2007.

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

As of June 30, 2007, we had short-term investments of $162.2 million, $351.3 million of restricted investments held as collateral, long-term investments of $394.4 million and investments on deposit for licensure of $82.1 million. These investments consist primarily of investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would expect any decrease in the value of these investments resulting from any decrease in changes in market interest rates to be temporary. As of June 30, 2007, a hypothetical 1% change in interest rates would result in an approximate $9.9 million change in our annual investment income or $0.12 per diluted share, net of the related income tax effects.

We also have interest rate risk from changing interest rates related to our outstanding debt under the Credit Agreement. As of June 30, 2007, we had $130.0 million of Eurodollar-based floating rate debt outstanding under the Credit Agreement. A hypothetical 1% increase in interest rates would decrease our annual net earnings by $0.8 million or $0.02 per diluted share.

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

(b) Changes in Internal Controls over Financial Reporting. During the second quarter of 2007, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

In 2002, Cleveland A. Tyson, a former employee of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., (the Relator) filed a federal and state Qui Tam or whistleblower action against our former Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. (the Qui Tam Litigation). The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division (the Court). It alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs.

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

The trial began on October 4, 2006, and the case was submitted to the jury on October 27, 2006. On October 30, 2006, the jury returned a verdict against AMERIGROUP Corporation and AMERIGROUP Illinois, Inc. in the amount of $48.0 million, which under applicable law would be trebled to $144.0 million, plus penalties, and attorney’s fees, costs and expenses. The jury also found that there were 18,130 false claims. The statutory penalties allowable under the False Claims Act range between $5,500 and $11,000 per false claim. The statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, 740 ILC 175/3, range between $5,000 and $10,000 per false claim.

On November 22, 2006, the Court entered an initial judgment in the amount of $48.0 million and we subsequently filed motions for a new trial and remittur and for judgment as a matter of law and the Plaintiffs filed motions to treble the civil judgment, impose the maximum fines and penalties and to assess attorney’s fees, costs and expenses against us.

On March 13, 2007, the Court entered a judgment against AMERIGROUP Illinois, Inc., and AMERIGROUP Corporation in the amount of approximately $334.0 million, which includes the trebling of damages and false claim penalties. Under Federal False Claims Act, the counsel for the Relator is entitled to collect their attorney’s fees, costs and expenses in the event the Relator’s claim is successful. On April 3, 2007, we delivered an irrevocable letter of credit in the amount of $351.3 million, which includes estimated interest on the judgment for one year, to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern District to stay the enforcement of the judgment pending appeal. On May 11, 2007 we filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit. On June 27, 2007, the Court approved a joint stipulation between us and Relator’s counsel agreeing upon an amount of $8.4 million as the attorney’s fees, costs and expenses that Relator’s counsel would receive in the event the Plaintiffs prevail on the appeal. On July 10, 2007, the Court entered an order requiring the Company to post a bond equal to the estimated attorney’s fees, costs and expenses. We plan to post this bond through a surety bond arrangement.

Although it is possible that the ultimate outcome of the Qui Tam Litigation judgment will not be favorable to us, the amount of loss, if any, is uncertain. Accordingly, we have not recorded any amounts in the Condensed Consolidated Financial Statements for unfavorable outcomes, if any, as a result of the Qui Tam Litigation judgment. There can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

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

It is also possible that plaintiffs in other states could bring similar litigation against us. While we believe that the practices at issue in the Qui Tam Litigation have not occurred outside of the operations of the Company’s former Illinois subsidiary, a verdict in favor of a plaintiff in similar litigation in another state could have a material adverse effect on our financial position, results of operations or liquidity.

Batty Litigation

On May 30, 2007, we were made aware that Colleen Batty, a former employee of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., (the Plaintiff) had filed a federal and state Qui Tam or whistleblower action against the Company and our former Illinois subsidiary AMERIGROUP Illinois, Inc. in District Court in the Northern District of Illinois. The action is styled United States of America ex. rel. Colleen Batty, State of Illinois ex. rel. Colleen Batty and Colleen Batty, individually v. AMERIGROUP Illinois, Inc. and AMERIGROUP Corporation. Ms. Batty alleges that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by underpaying certain hospitals in connection with emergency services delivered in out-of-network settings. The action was originally filed under seal in March 2005. Both the federal government and the State of Illinois have declined to intervene in the suit. Ms. Batty also alleges wrongful discharge of her employment in violation of the Illinois Whistleblower and Protection Act. The action seeks: (i) an unspecified amount of compensatory damages under the False Claims Act and Illinois Whistleblower and Protection Act, which damages, if any, would be trebled under applicable law; (ii) statutory penalties allowable under the False Claims Act which range between $5,500 and $11,000 per false claim and statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, which range between $5,000 and $10,000 per false claim; and (iii) reinstatement to her job and two years’ back pay.

Shareholder Derivative Demand Letter

In a letter dated March 28, 2006, a purported shareholder of the Company demanded that the Board commence legal proceedings against each member of the Board and senior officer of the Company who has served in such capacities at any point from April 2005 to March 28, 2006. The letter, which stated that it was intended to comply with the requirements of a “Shareholder Demand Letter” pursuant to Virginia Code Ann. § 13.1-672 and Del. Ch. Ct. R. 23.1, alleges that the Board and senior officers breached their fiduciary duties to the Company, including the duty of loyalty and due care, by (i) causing the Company to engage in unlawful conduct or failing to properly oversee the Company’s press releases and internal controls to prevent such misconduct; (ii) causing the Company to issue false and misleading statements; and (iii) exposing the Company to potential liability for the foregoing violations. As described in the letter, the purported shareholder believes that the legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company, as well as disgorgement by certain members of the Board and senior officers to the Company of salaries and bonuses received by them from April 2005 to the present. The letter further demands an investigation into the circumstances surrounding the resignations of E. Paul Dunn, Jr. and Frederick C. Dunlap and the fairness of the terms of the Separation Agreement and General Release entered into between the Company and Mr. Dunn.

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

Item 1A.  Risk Factors

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (SEC) on February 27, 2007, as updated under Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 as filed with the SEC on May 3, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In April 2007, we issued 2.0% Convertible Senior Notes due May 15, 2012. See Part I — Financial Information — Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources” for further discussion.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 10, 2007. At the meeting, Kay Coles James, Jeffrey L. McWaters and Uwe E. Reinhardt, Ph.D were re-elected as directors. The vote with respect to each nominee is set forth below:

	Total Votes for	Total Votes Withheld
	Each Director	From Each Director

Kay Coles James	45,530,322	2,815,275
Jeffrey L. McWaters	42,824,021	5,521,576
Uwe E. Reinhardt, Ph.D	45,513,609	2,831,988

Additional directors of the Company whose term of office continued after the meeting are Jeffrey B. Child, Richard D. Shirk, Thomas E. Capps and William J. McBride.

Our stockholders ratified our appointment of KPMG LLP to serve as our independent registered public accounting firm for the 2007 fiscal year. The appointment was approved by a vote of 45,275,055 shares for, 3,064,537 shares against and 6,004 shares abstaining.

In addition, our stockholders ratified and approved our 2007 Cash Incentive Plan. The vote with respect to the plan is set forth below:

	Total Votes for	Total Votes	Total Votes
	the Plan	Against the Plan	Abstained

2007 Cash Incentive Plan	42,129,665	3,169,864	10,998

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).

Exhibit
Number	Description

4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
4.3	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed April 2, 2007).
4.4	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed April 2, 2007).
10.1	Second Amended and Restated Employment Agreement of Jeffrey L. McWaters, dated October 2, 2000 (incorporated by reference to exhibit 10.14 to our Registration Statement on Form S-1 (No. 333-37410)).
10.2	Letter Agreement among AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 26, 2007).
10.3	Security Agreement, AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 26, 2007).
10.4	Credit and Guaranty Agreement, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, and the various lenders, (incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.5	Amendment to the Credit and Guaranty Agreement dated March 28, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.6	Amendment to the Credit and Guaranty Agreement dated April 18, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.7	Pledge and Security Agreement among AMERIGROUP Corporation, PHP Holdings, Inc. and Wachovia Bank, as collateral agent, (incorporated by reference to exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.8	Confirmation, Re Convertible Note Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 2, 2007).
10.9	Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2007).
10.10	Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 9, 2007).
10.11	Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report on Form 10-Q, filed on August 11, 2003).

Exhibit
Number		Description

10.12		Form 2007 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2007).
10.13		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.14		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).
10.15		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005).
10.16		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on May 13, 2005).
10.17		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.18		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.19		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).
10.20		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2005).
10.21		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.23		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.24		Form of Separation Agreement between AMERIGROUP Corporation and Eric M. Yoder, M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2007).
*10	.25.1	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.25.2	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.12 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.25.3	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2007.
10.26		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K filed on May 5, 2005).
10	.26.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) [effective January 1, 2006] (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).

Exhibit
Number		Description

10	.26.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) [effective January 1, 2006] (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.26.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) [effective August 1, 2006] (incorporated by reference to exhibit 10.23.1 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10	.27.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
*10	.27.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida [effective July 1, 2006] (incorporated by reference to exhibit 10.25.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10	.27.3	Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006).
10	.27.3.1	Amendment No. 1 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 1 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007).
*10	.27.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006 (incorporated by reference to exhibit 10.25.4 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.28		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K filed on May 5, 2005).
10	.28.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K filed on May 5, 2005.)
10.29		Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan [is effective for the period July 1, 1998 through June 30, 2005] (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K filed on May 5, 2005).
10	.29.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan [is effective for the period June 30, 2005 through December 31, 2005] ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10	.29.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan [is effective for the period January 1, 2006 through December 31, 2006] ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005)).
10.30		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q filed on November 4, 2005).
10.31		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The State of New York Department of Health and CarePlus LLC [effective for the period October 1, 2005 through September 30, 2008] (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).

Exhibit
Number		Description

10	.32.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC [effective for the period October 1, 2005 through September 30, 2008] (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.32.2	Amendment to Medicaid Managed Care Model Contract by and between The State of New York Department of Health and CarePlus LLC [effective for the period from April 1, 2006 through September 30, 2008] (incorporated by reference to exhibit 10.29.2 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10.33		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. [for the period from July 1, 2005 through June 30, 2006 with [six optional renewal periods] (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.2	Contract dated June 8, 2007 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. [for the period from July 1, 2007 through June 30, 2008 with five optional renewal periods] (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2005).
10.34		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.34.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan [effective January 1, 2006] (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.35.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area [effectively extending the contract through August 31, 2006] (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area [effectively extending the contract through August 31, 2006] (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area [effectively extending the contract through August 31, 2006] (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area [effectively extending the contract through August 31, 2006] (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area [effectively extending the contract through August 31, 2006] (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K filed on March 1, 2006).

Exhibit
Number		Description

*10	.35.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to exhibit 10.32.7 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10	.35.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.35.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated July 30, 2007.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated July 30, 2007.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated July 30, 2007

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ Jeffrey L. McWaters
Jeffrey L. McWaters
Chairman and Chief
Executive Officer

Date: July 30, 2007

By:	/s/ James W. Truess
James W. Truess
Executive Vice President and
Chief Financial Officer

Date: July 30, 2007

EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
4.3	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed April 2, 2007).
4.4	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed April 2, 2007).
10.1	Second Amended and Restated Employment Agreement of Jeffrey L. McWaters, dated October 2, 2000 (incorporated by reference to exhibit 10.14 to our Registration Statement on Form S-1 (No. 333-37410)).
10.2	Letter Agreement among AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 26, 2007).
10.3	Security Agreement, AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 26, 2007).
10.4	Credit and Guaranty Agreement, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, and the various lenders, (incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.5	Amendment to the Credit and Guaranty Agreement dated March 28, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.6	Amendment to the Credit and Guaranty Agreement dated April 18, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.7	Pledge and Security Agreement among AMERIGROUP Corporation, PHP Holdings, Inc. and Wachovia Bank, as collateral agent, (incorporated by reference to exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.8	Confirmation, Re Convertible Note Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 2, 2007).
10.9	Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2007).

Exhibit
Number		Description

10.10		Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 9, 2007).
10.11		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report on Form 10-Q, filed on August 11, 2003).
10.12		Form 2007 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2007).
10.13		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.14		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410).
10.15		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005).
10.16		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on May 13, 2005).
10.17		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.18		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.19		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).
10.20		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2005).
10.21		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.23		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.24		Form of Separation Agreement between AMERIGROUP Corporation and Eric M. Yoder, M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2007).
*10	.25.1	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.25.2	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.12 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.25.3	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2007.
10.26		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K filed on May 5, 2005).

Exhibit
Number		Description

10	.26.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) [effective January 1, 2006] (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.26.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) [effective January 1, 2006] (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.26.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) [effective August 1, 2006] (incorporated by reference to exhibit 10.23.1 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10	.27.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
*10	.27.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida [effective July 1, 2006] (incorporated by reference to exhibit 10.25.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10	.27.3	Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006).
10	.27.3.1	Amendment No. 1 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 1 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007).
*10	.27.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006 (incorporated by reference to exhibit 10.25.4 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.28		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K filed on May 5, 2005).
10	.28.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K filed on May 5, 2005.)
10.29		Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is [effective for the period July 1, 1998 through June 30, 2005] (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K filed on May 5, 2005).
10	.29.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is [effective for the period June 30, 2005 through December 31, 2005] ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005)).
10	.29.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is [effective for the period January 1, 2006 through December 31, 2006] ((Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005)).
10.30		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC [is effective for the period October 1, 2005 through September 30, 2007] (incorporated by reference to our Quarterly Report filed on Form 10-Q filed on November 4, 2005).

Exhibit
Number		Description

10.31		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The State of New York Department of Health and CarePlus LLC [effective for the period October 1, 2005 through September 30, 2008] (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10	.32.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC [effective for the period October 1, 2005 through September 30, 2008] (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.32.2	Amendment to Medicaid Managed Care Model Contract by and between The State of New York Department of Health and CarePlus LLC [effective for the period from April 1, 2006 through September 30, 2008] (incorporated by reference to exhibit 10.29.2 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10.33		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. [for the period from July 1, 2005 through June 30, 2006 [with six optional renewal periods] (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through June 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.2	Contract dated June 8, 2007 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. [for the period from July 1, 2007 through June 30, 2008 with five optional renewal periods] (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2005).
10.34		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) [effective January 1, 2006] (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.34.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan [effective January 1, 2006] (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.35.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area [effectively extending the contract through August 31, 2006] (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area [effectively extending the contract through August 31, 2006] (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area [effectively extending the contract through August 31, 2006] (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area [effectively extending the contract through August 31, 2006] (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area [effectively extending the contract through August 31, 2006] (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K filed on March 1, 2006).

Exhibit
Number		Description

10	.35.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K filed on March 1, 2006).
*10	.35.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to exhibit 10.32.7 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10	.35.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.35.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated July 30, 2007.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated July 30, 2007.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated July 30, 2007

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.