Form 10-Q
period 2007-09-30
AMERIGROUP CORP
filed 2007-11-02
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of October 29, 2007, there were 53,196,770 shares outstanding of AMERIGROUP’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$320,055	$176,718
Short-term investments	223,548	167,703
Restricted investments held as collateral	351,318	—
Premium receivables	80,531	63,594
Deferred income taxes	25,942	21,550
Provider and other receivables	43,365	44,098
Prepaid expenses and other	43,018	27,446

Total current assets	1,087,777	501,109
Long-term investments	452,269	431,852
Investments on deposit for licensure	83,933	68,511
Property and equipment, net	48,511	46,983
Software, net	42,278	34,621
Deferred income taxes	13,021	—
Other long-term assets	18,903	7,279
Goodwill and other intangible assets, net	253,588	255,340

Total assets	$2,000,280	$1,345,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$505,714	$385,204
Accounts payable	5,056	6,285
Unearned revenue	90,134	63,765
Accrued payroll and related liabilities	44,101	39,951
Accrued expenses and other current liabilities	76,362	66,922
Current portion of long-term debt	1,300	—
Current portion of capital lease obligations	523	795

Total current liabilities	723,190	562,922
Long-term convertible debt	260,000	—
Long-term debt	128,700	—
Capital lease obligations less current portion	11	415
Deferred income taxes	—	7,637
Other long-term liabilities	12,083	6,136

Total liabilities	1,123,984	577,110

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 52,898,718 and 52,272,824 at September 30, 2007 and December 31, 2006, respectively	529	523
Additional paid-in capital	405,549	391,566
Retained earnings	471,060	376,547

	877,138	768,636
Less treasury stock at cost (24,908 and 1,728 shares at September 30, 2007 and December 31, 2006, respectively)	(842)	(51)

Total stockholders’ equity	876,296	768,585

Total liabilities and stockholders’ equity	$2,000,280	$1,345,695

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Premium	$1,013,620	$698,507	$2,819,166	$1,998,005
Investment income and other	19,091	10,577	49,634	27,397

Total revenues	1,032,711	709,084	2,868,800	2,025,402

Expenses:
Health benefits	840,749	570,928	2,342,905	1,624,339
Selling, general and administrative	129,941	92,316	357,459	255,054
Depreciation and amortization	7,744	6,076	23,596	19,257
Interest	3,969	108	8,332	348

Total expenses	982,403	669,428	2,732,292	1,898,998

Income before income taxes	50,308	39,656	136,508	126,404
Income tax expense	19,060	15,052	51,180	49,242

Net income	$31,248	$24,604	$85,328	$77,162

Net income per share:
Basic net income per share	$0.59	$0.47	$1.63	$1.49

Weighted average number of common shares outstanding	52,697,920	52,039,679	52,477,798	51,786,422

Diluted net income per share	$0.58	$0.46	$1.59	$1.46

Weighted average number of common shares and dilutive potential common shares outstanding	53,816,534	53,331,741	53,682,928	52,957,069

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2007
(Dollars in thousands)
(Unaudited)

			Additional				Total
	Common stock		paid-in	Retained	Treasury Stock		stockholders’
	Shares	Amount	capital	earnings	Shares	Amount	equity

Balances at December 31, 2006	52,272,824	$523	$391,566	$376,547	1,728	$(51)	$768,585
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	649,074	6	8,141	—	—	—	8,147
Compensation expense related to share-based payments	—	—	10,152	—	—	—	10,152
Tax benefit from exercise of stock options	—	—	3,387	—	—	—	3,387
Treasury stock redeemed for payment of employee taxes	(23,180)	—	—	—	23,180	(791)	(791)
Purchase of convertible note hedge instruments	—	—	(52,702)	—	—	—	(52,702)
Deferred tax asset related to purchase of convertible note hedge instruments	—	—	19,343	—	—	—	19,343
Sale of warrant instruments	—	—	25,662	—	—	—	25,662
Cumulative effect of adoption of Financial Accounting Standards Board Financial Interpretation No. 48 Accounting for Uncertainty in Income Taxes	—	—	—	9,185	—	—	9,185
Net income	—	—	—	85,328	—	—	85,328

Balances at September 30, 2007	52,898,718	$529	$405,549	$471,060	24,908	$(842)	$876,296

See accompanying notes to condensed consolidated financial statements

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$85,328	$77,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,596	19,257
Loss (gain) on disposal of property, equipment and software	34	(66)
Deferred tax benefit	(5,617)	(14,902)
Compensation expense related to share-based payments	10,152	6,731
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	(16,937)	24,149
Prepaid expenses, provider and other receivables and other current assets	(13,149)	(13,136)
Other assets	(2,954)	(283)
Claims payable	120,510	12,663
Accounts payable, accrued expenses and other current liabilities	20,462	47,345
Unearned revenue	26,369	46,117
Other long-term liabilities	5,947	299

Net cash provided by operating activities	253,741	205,336

Cash flows from investing activities:
Purchase of restricted investments held as collateral	(402,812)	—
Release of restricted investments held as collateral	51,494	—
Purchase of convertible note hedge instruments	(52,702)	—
Proceeds from sale of warrant instruments	25,662	—
Proceeds from sale of available-for-sale securities	1,103,924	1,198,801
Purchase of available-for-sale securities	(1,164,861)	(1,228,931)
Proceeds from redemption of held-to-maturity securities	319,641	260,438
Purchase of held-to-maturity securities	(334,966)	(434,169)
Purchase of property, equipment and software	(28,313)	(27,337)
Proceeds from redemption of investments on deposit for licensure	34,419	39,001
Purchase of investments on deposit for licensure	(49,841)	(49,473)
Purchase price adjustment paid	—	(4,766)

Net cash used in investing activities	(498,355)	(246,436)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	260,000	—
Borrowings under credit facility	351,318	—
Repayment of borrowings under credit facility	(221,318)	—
Payment of debt issuance costs	(11,510)	—
Net decrease in bank overdrafts	(1,397)	—
Payment of capital lease obligations	(676)	(1,354)
Proceeds from exercise of common stock options	8,147	5,083
Tax benefit related to exercise of stock options	3,387	1,704

Net cash provided by financing activities	387,951	5,433

Net increase (decrease) in cash and cash equivalents	143,337	(35,667)
Cash and cash equivalents at beginning of period	176,718	272,169

Cash and cash equivalents at end of period	$320,055	$236,502

Non-cash disclosures:
Common stock redeemed for payment of employee taxes	$(791)	$—

Cumulative effect of adoption of Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes	$9,185	$—

Deferred tax asset related to purchase of convertible note hedge instruments	$19,343	$—

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 of AMERIGROUP Corporation and subsidiaries (the Company), are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2007 and operating results for the interim periods ended September 30, 2007 and 2006. The December 31, 2006 condensed consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2007.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic net income per share: Net income	$31,248	$24,604	$85,328	$77,162

Weighted average number of common shares outstanding	52,697,920	52,039,679	52,477,798	51,786,422

Basic net income per share	$0.59	$0.47	$1.63	$1.49

Diluted net income per share:
Net income	$31,248	$24,604	$85,328	$77,162

Weighted average number of common shares outstanding	52,697,920	52,039,679	52,477,798	51,786,422
Dilutive effect of stock options, convertible senior notes and warrants (as determined by applying the treasury stock method)	1,118,614	1,292,062	1,205,130	1,170,647

Weighted average number of common shares and dilutive potential common shares outstanding	53,816,534	53,331,741	53,682,928	52,957,069

Diluted net income per share	$0.58	$0.46	$1.59	$1.46

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Potential common stock equivalents representing 1,981,446 and 1,941,446 shares with a weighted-average exercise price of $37.25 and $37.43 for the three and nine months ended September 30, 2007, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented. Potential common stock equivalents representing 1,633,333 and 1,691,979 shares with a weighted-average exercise price of $39.84 and $39.43 for the three and nine months ended September 30, 2006, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented.

The Company’s 2.0% Convertible Senior Notes due May 15, 2012 (See Note 5) issued effective March 28, 2007 in an aggregate principle amount of $260,000, were not included as dilutive securities because the conversion price of $42.53 was greater than the average market price of shares of the Company’s common stock; therefore, to do so would have been anti-dilutive. The Company’s warrants sold on March 28, 2007 and April 9, 2007 were not included in the computation of diluted net income per share because the warrants’ exercise price of $53.77 was greater than the average market price of the Company’s common shares; therefore, to do so would have been anti-dilutive.

3. Acquisition

On November 1, 2007, AMERIGROUP Corporation and AMERIGROUP Tennessee, Inc. acquired substantially all of the assets of Memphis Managed Care Corporation (MMCC) including substantially all of the assets of TLC Family Care Health Plan and substantially all of the assets of Midsouth Health Solutions, Inc., a subsidiary of MMCC, for approximately $12,000. An additional contingent payment of approximately $18,250 will be payable at such time if and when the State of Tennessee awards to AMERIGROUP Tennessee, Inc. a capitated contract through the TennCare program to provide full-risk managed care services to the Medicaid population in West Tennessee. The initial $12,000 payment is subject to post-closing adjustments based on the timing of the implementation of the full-risk program in West Tennessee and the $18,250 contingent payment is subject to adjustment based on the number of full-risk members assigned to AMERIGROUP Tennessee, Inc. should it bid successfully in West Tennessee. The purchase price was financed through available unregulated cash. We are in the process of finalizing the valuation of the acquired intangible assets. As a result the amounts allocated to goodwill and intangibles have not yet been determined. Additionally, as a result of the contingent nature of any future payments, purchase price adjustments may arise as those amounts become known.

4. Recent Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities. The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded a $9,185 increase to retained earnings as of January 1, 2007. As of the date of the adoption, the total gross amount of unrecognized tax benefits was $298 excluding interest. The gross amount of unrecognized tax benefits is $395 (excluding interest) as of September 30, 2007. Of this total, $275 (net of the federal benefit on state issues) represents the total amount of unrecognized tax benefits that, if recognized, would impact the effective rate.

We are subject to U.S. federal income tax, as well as, income tax in multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state tax matters have been concluded for years through 2002.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The gross amount of interest accrued for uncertain tax positions is $41.

5. Long-Term Obligations

Credit Agreement

On March 26, 2007, we entered in to a Credit and Guaranty Agreement (the Credit Agreement) which provides, among other things, for commitments of up to $401,318 consisting of (i) up to $351,318 of financing under a senior secured synthetic letter of credit facility and (ii) up to $50,000 of financing under a senior secured revolving credit facility. The Credit Agreement terminates on March 15, 2012. We initially borrowed $351,318 under the senior secured synthetic letter of credit facility of the Credit Agreement. Shortly thereafter, we repaid $221,318 of such borrowings with the proceeds from the issuance of the Notes (described below). As a result, pursuant to the terms of the Credit Agreement, unless later amended by the parties, the commitments under the senior secured synthetic letter of credit facility were permanently reduced to $130,000 and total commitments under the Credit Agreement were permanently reduced to $180,000.

The proceeds of the Credit Agreement are available to (i) facilitate an appeal, payment or settlement of the judgment in the Qui Tam Litigation (as defined below), (ii) repay in full certain existing indebtedness, (iii) pay related transaction costs, fees, commissions and expenses, and (iv) provide for ongoing working capital requirements and general corporate purposes, including permitted acquisitions. The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof.

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

Borrowings under the Credit Agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiary, PHP Holdings, Inc., including the stock of each of our respective wholly-owned managed care subsidiaries, in each case, subject to carve-outs.

As of September 30, 2007, we have $130,000 outstanding under the senior secured synthetic letter of credit facility of our Credit Agreement. These funds are held in restricted investments as partial collateral for an irrevocable letter of credit in the amount of $351,318, issued to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division. The irrevocable letter of credit was provided to the court for the purpose of staying the enforcement of the judgment in the Qui Tam Litigation pending resolution of our appeal. As of September 30, 2007, we have no outstanding borrowings under the senior secured revolving credit facility of our Credit Agreement. We incurred offering expenses totaling $4,600 in connection with the Credit Agreement which are included in other long-term assets in the accompanying Condensed Consolidated Financial Statements and are being amortized over the term of the Credit Agreement.

Convertible Senior Notes

Effective March 28, 2007, we issued an aggregate of $260,000 in principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (the Notes) in a private placement. In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the Notes and common stock issuable upon conversion of the Notes. The total proceeds from the offering of the Notes, after deducting underwriting fees and estimated offering expenses, were approximately $253,100. We incurred offering expenses totaling $6,900 in connection with the offering of the Notes which are included in other long-term assets in the accompanying Condensed Consolidated

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Financial Statements and are being amortized over the term of the Notes. As of September 30, 2007, approximately $221,300 of these proceeds are held as restricted investments as the balance of the collateral required for the irrevocable letter of credit which totals $351,318, as discussed above. The remainder of the proceeds of the notes were used in connection with the purchased convertible note hedges and sold warrants that occurred concurrent with the issuance of the Notes as discussed below.

The Notes are governed by an Indenture dated as of March 28, 2007 (the Indenture). The Notes are senior unsecured obligations of the Company and will rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The Notes will be effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement.

The Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The Notes mature on May 15, 2012, unless earlier repurchased or converted. Holders may convert their Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding March 15, 2012, only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the price per Note for each day of that measurement period was less than 98 percent of the product of the last reported sale price of our common stock and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending June 30, 2007, if the last reported sale price of the common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130 percent of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The Notes will be convertible, regardless of the foregoing circumstances, at any time on or after March 15, 2012 through the third scheduled trading day immediately preceding the maturity date of the Notes, May 15, 2012.

Upon conversion of the Notes, we will pay cash up to the principal amount of the Notes converted. With respect to any conversion value in excess of the principal amount of the Notes converted, we have the option to settle the excess with cash, shares of our common stock, or a combination of cash and shares of our common stock based on a daily conversion value as defined in the indenture. If an “accounting event” (as defined in the Indenture) occurs, we have the option to elect to settle the converted notes exclusively in shares of our common stock. The initial conversion rate for the Notes will be 23.5114 shares of common stock per one thousand dollars of principal amount of Notes, which represents a 32.5 percent conversion premium based on the closing price of $32.10 per share of our common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the Indenture) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of Notes that elects to convert its Notes in connection with such fundamental change.

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

Concurrent with the issuance of the Notes, we purchased convertible note hedges covering, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock. The convertible note hedges allow us to receive shares of our common stock and/or cash equal to the amounts of common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion. These convertible note hedges will terminate at the earlier of the maturity dates of the Notes or the first day on which none of the Notes remain outstanding due to conversion or otherwise. The cost of the convertible note hedges aggregated approximately $52,700.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The convertible note hedges are expected to reduce the potential dilution upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the convertible note hedges, at the time of exercise is greater than the strike price of the convertible note hedges, which corresponds to the initial conversion price of the Notes and is subject to certain customary adjustments. If, however, the market value per share of our common stock exceeds the strike price of the warrants (discussed below) when such warrants are exercised, we will be required to issue common stock. Both the convertible note hedges and warrants provide for net-share settlement at the time of any exercise for the amount that the market value of our common stock exceeds the applicable strike price.

Also concurrent with the issuance of the Notes, we sold warrants to acquire 6,112,964 shares of our common stock at an exercise price of $53.77 per share in a private placement. If the average price of our common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled, at our option, in cash or shares of our common stock. Proceeds received from the issuance of the warrants totaled approximately $25,700.

The convertible note hedges and sold warrants are separate transactions which will not affect holders’ rights under the Notes.

Because we have the choice of settling the convertible note hedges and warrants in cash or shares of our common stock, and these contracts meet all of the applicable criteria for equity classification as outlined in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the cost of the convertible note hedges and net proceeds from the sale of the warrants are classified in stockholders’ equity. In addition, because both of these contracts are classified in stockholders’ equity and are indexed to our own common stock, they are not accounted for as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

6. Retirement and Consulting Agreement

On September 30, 2007, we entered into a Retirement and Consulting Agreement with Jeffrey L. McWaters, the Company’s Chairman of the Board and former Chief Executive Officer. Under the terms of the agreement, certain equity grants were modified to accelerate vesting and extend the exercise period. As a result, additional compensation expense of approximately $3,700 was recorded in the third quarter of 2007.

7. Contingencies

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

On March 13, 2007, the Court entered a judgment against AMERIGROUP Illinois, Inc., and AMERIGROUP Corporation in the amount of approximately $334,000, which includes the trebling of damages and false claim penalties. Under the Federal False Claims Act, the counsel for the Relator is entitled to collect their attorney’s fees, costs and expenses in the event the Relator’s claim is successful. On April 3, 2007, we delivered an irrevocable letter of credit in the amount of $351,318, which includes estimated interest on the judgment for one year, to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern District to stay the enforcement of the judgment pending appeal. On May 11, 2007 we filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit. On September 6, 2007, pursuant to a joint stipulation and order, we caused to be posted with the Court a surety bond in the amount of $8,400 as the attorney’s fees, costs and expenses that Relator’s counsel would receive in the event the Plaintiffs prevail on the appeal. On September 17, 2007 we filed our memorandum of law in support of our appeal with the Court of Appeals.

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

As a result of the Qui Tam Litigation, it is possible that state or federal governments will subject us to greater regulatory scrutiny, investigation, action, or litigation. We have proactively been in contact with all of the insurance and Medicaid regulators in the states in which we operate as well as the Office of the Inspector General of the Department of Health and Human Services (OIG), with respect to the practices at issue in the Qui Tam Litigation. In connection with our discussions with the OIG, we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006. Effective October 1, 2007, we entered into an indefinite extension of the tolling agreement which can be terminated by either party upon 90 days written notice. In some circumstances, state or federal governments may move to exclude a company from contracts as a result of a civil verdict under the False Claims Act. We are unable to predict at this time what, if any, further action any state or federal regulators may take. Exclusion is a discretionary step which we believe would not be commenced, if at all, until all appeals had been exhausted. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

It is also possible that plaintiffs in other states could bring similar litigation against us. While we believe that the practices at issue in the Qui Tam Litigation have not occurred outside of the operations of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., a verdict in favor of a plaintiff in similar litigation in another state could have a material adverse effect on our financial position, results of operations or liquidity.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Batty Litigation

Colleen Batty, a former employee of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., has filed a federal and state Qui Tam or whistleblower action against us and our former Illinois subsidiary AMERIGROUP Illinois, Inc. in District Court in the Northern District of Illinois. The action is styled United States of America ex. rel. Colleen Batty, State of Illinois ex. rel. Colleen Batty and Colleen Batty, individually v. AMERIGROUP Illinois, Inc. and AMERIGROUP Corporation. Ms. Batty alleges, among other things, that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by underpaying certain hospitals in connection with emergency services delivered in out-of-network settings. The action was originally filed under seal in March 2005. Both the federal government and the State of Illinois have declined to intervene in the suit. Ms. Batty also alleges wrongful discharge of her employment in violation of the Illinois Whistleblower and Protection Act. The action seeks: (i) an unspecified amount of compensatory damages under the False Claims Act and Illinois Whistleblower and Protection Act, which damages, if any, would be trebled under applicable law; (ii) statutory penalties allowable under the False Claims Act which range between $5.5 and $11 per false claim and statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, which range between $5 and $10 per false claim; and (iii) reinstatement to her job and two years’ back pay. On August 31, 2007 we filed a motion with the Court to dismiss Ms. Batty’s claims. The Court has stayed discovery pending disposition of the motion to dismiss.

Other Contingencies

Experience Rebate Payable

Our Texas health plan is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2005 have been audited by a contracted auditing firm retained by the State. In their report, the auditor has challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to the health plan under our administrative services agreement with AMERIGROUP Texas, Inc. The audit of the contract year ended August 31, 2006 and interim review procedures for the contract year ended August 31, 2007 commenced during the third quarter of 2007. The Company’s filing practices have not changed in response to the audit recommendations pending final determination of these issues.

We are in discussions with the State of Texas regarding the audit findings and we are working with the State to resolve these issues identified by the audits. We continue to believe that the rebate calculations were done appropriately in accordance with the contract provisions and it is our intent to vigorously pursue our position. If the State were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods. Based upon our understanding of the State’s positions on the various audit issues, with which we do not agree, we believe it is reasonably possible that the liability related to this issue as of September 30, 2007 could range from zero to $27,000.

Risk Sharing Receivable

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC) that was terminated as of August 31, 2005. Under the risk-sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We have recorded a receivable in the accompanying Condensed Consolidated Financial Statements for the 2005 contract year, in the amount of $10,800, as of September 30, 2007. The contract with CCHCN prescribes reconciliation procedures which have been completed. CCHCN subsequently engaged external auditors to review all medical claims payments made for the 2005 contract year and has provided the preliminary results to us. We are currently in discussions with the parties regarding their preliminary audit results. Although we continue to believe this to be a valid receivable, if we are unable to resolve this matter resulting in payment in full to

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

us, our expenses attributable to these periods may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

New Jersey Provider Network

In December 2006, our New Jersey subsidiary received a notice of deficiency for failure to meet provider network requirements in several New Jersey counties as required by our Medicaid contract with New Jersey. We submitted to the State of New Jersey a corrective action plan and a request for a waiver of certain contractual provisions in December 2006 and January 2007. The State of New Jersey is considering our requests for waivers, and we were granted an extension of time in which to correct the network deficiencies through September 24, 2007. On September 12, 2007, our New Jersey subsidiary received notice that the September 24, 2007 submission of its provider network data would be used for purposes of determining provider network deficiencies, if any, and imposing fines and penalties, if any. The notice also indicated that the State of New Jersey would use revised standards to evaluate provider network adequacy. If we are unable to materially satisfy the provider network requirements, the State of New Jersey could impose fines and penalties that could have a material impact on our financial results.

8. Changes in Estimates — Revenue

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

9. Changes in Estimates — Health Benefits Expenses

During the nine months ended September 30, 2006, we decreased our actuarial best estimates for health benefits expenses by approximately $34,500 related to reserves established during the year ended December 31, 2005. This decrease was determined using actuarial analysis based upon the additional claims paid during the first quarter of 2006. Net of the related tax effect, net income increased approximately $20,900, or $0.40 per diluted share for the nine months ended September 30, 2006 as a result of this decrease in claims estimates.

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

Summary highlights of our third quarter of 2007 include:

•	Revenue of $1,032.7 million, a 45.6 percent increase over the third quarter of 2006;

•	Health benefits ratio (HBR) of 82.9 percent of premium revenue;

•	Selling, general and administrative expense ratio of 12.6 percent of total revenue;

•	Cash flow from operations was $253.7 million for the nine months ended September 30, 2007;

•	Awarded approval from the Centers for Medicare and Medicaid Services (CMS) to offer SNPs and traditional Medicare Advantage health plans in seven states, five of which are new; and

•	Concluded the contracting process with the State of South Carolina to begin serving Medicaid enrollees eligible for Temporary Assistance to Needy Families (TANF) and Aged, Blind, and Disabled (ABD) programs under the new South Carolina Healthy Connections Choices initiative. The implementation of the contract had been subject to the State’s formal approval of AMERIGROUP’s network, which was approved recently.

Revenue Growth

During the third quarter of 2007, our revenue compared to the third quarter of 2006 increased 45.6 percent. This increase is due primarily to membership increases from our developing markets and products (defined as Tennessee, Georgia, Ohio and Texas AMERIPLUS products, as well as Maryland SNP as of September 30, 2007). Additionally, our mature markets (defined as Texas, Florida, Maryland, New York, New Jersey, Ohio, District of Columbia and Virginia as of September 30, 2007) contributed further to revenue growth from premium rate increases and yield increases resulting from changes in membership mix. Effective April 1, 2007, AMERIGROUP Tennessee, Inc. commenced operations in Tennessee. As of September 30, 2007 AMERIGROUP Tennessee, Inc. had approximately 185,000 members in Tennessee’s Middle-Grand region including TANF and ABD populations. Additionally, effective September 1, 2006, our Georgia subsidiary began serving members in the East, North, and Southeast regions of Georgia. This expansion in Georgia increased our membership by approximately 85,000 members at inception and the membership of the entire health plan has grown to over 218,000 members as of September 30, 2007.

Operating Costs

Health Benefits

The HBR for the three months ended September 30, 2007 was 82.9% compared to 81.7% for the three months ended September 30, 2006. This increase in HBR for the three months ended September 30, 2007 over that for the three months ended September 30, 2006 is a result of a higher proportion of business in our developing markets which have a higher HBR. This reflects the higher HBR in the Tennessee market which we entered on April 1, 2007. For the three months ended September 2007, our HBR excluding the effect of $11.5 million of favorable prior period reserve development was 84.1%. Excluding the prior period reserve development, the HBR for our mature markets would have been approximately 80 percent and for our developing markets would have been in the low 90 percent range.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) were 12.6% of total revenue for the three months ended September 30, 2007 compared to 13.0% for the three months ended September 30, 2006. Our SG&A ratio decreased in the current period primarily as a result of leverage gained through increased revenue. SG&A expenses increased from $92.3 million to $129.9 million primarily from (1) the growth in salaries and benefits expenses due to: a 17.4% increase in the number of employees and additional compensation expense due to the accelerated vesting of stock options and shares of restricted stock per the Retirement and Consulting Agreement between the Company and Jeffrey L. McWaters, the Company’s Chairman of the Board and former Chief Executive Officer; (2) increased premium taxes from revenue growth and entry into new markets; and (3) an increase in experience rebate expense as a result of favorable performance in Texas.

Management and Board Update

As previously announced, President and Chief Operating Officer James G. Carlson became Chief Executive Officer, on September 1, 2007 when Jeffrey L. McWaters retired as Chief Executive Officer. In addition, on July 6, 2007, Mr. Carlson was elected to the Company’s Board of Directors. Mr. McWaters will continue to serve as Chairman of the Company’s Board of Directors until the next annual meeting of the Company’s stockholders, which is scheduled to be held May 8, 2008. In connection with his retirement, we entered into a Retirement and Consulting Agreement with Mr. McWaters. Under the terms of the agreement, certain equity grants were modified to amend the vesting and exercise terms, the most significant of which accelerated the vesting of applicable grants to September 30, 2007. As a result, additional compensation expense of approximately $3.7 million was recorded in the third quarter of 2007.

Significant Market Updates

In September 2007, we received approval from CMS to offer both Medicare Advantage Special Needs Plans and Medicare Advantage health plans in the following states: Florida, Maryland, New Jersey, New Mexico, New York, Tennessee and Texas, including service area expansions in Maryland and Texas. We expect to begin serving members in these new service areas in January 2008.

In August 2007, we concluded the contracting process with the State of South Carolina to begin serving Medicaid enrollees under the new South Carolina Healthy Connections Choices Program. The program will be implemented by region, with the Midlands Region or the Columbia area designated as the first area of service. The State expects to begin enrollment in the fourth quarter of 2007.

On April 1, 2007, AMERIGROUP Tennessee, Inc. began offering healthcare coverage to Medicaid members in the State of Tennessee for the Middle-Grand region. As of September 30, 2007, AMERIGROUP Tennessee, Inc. served approximately 185,000 members. On November 1, 2007, we acquired substantially all of the assets of Memphis Managed Care Corporation (MMCC), including substantially all of the assets of TLC Family Care Health Plan in West Tennessee and substantially all of the assets of Midsouth Health Solutions, Inc., a subsidiary of MMCC. We believe this acquisition will strengthen our ability to respond to the West Tennessee bid procurement that is expected to be released later in 2007.

In March 2007, the District of Columbia released a request for proposal (RFP) to provide managed care services to Medicaid and D.C. Alliance members in the District. Our subsidiary, AMERIGROUP Maryland, Inc., submitted a response to the RFP on July 24, 2007. We anticipate that the District will award the contracts to between two and four managed care organizations, based upon a best-value evaluation which includes premium rates, in late 2007. We anticipate an implementation date of January 1, 2008. If we are not awarded a contract through this process, we can make no assurance that our business, results of operations and financial condition would not be materially adversely affected.

We are in the process of establishing a contract with the State of New Mexico to serve the long-term care segment of the Medicaid population. We anticipate enrollment will begin in the second half of 2008.

Contingencies

Experience Rebate Payable

Our Texas health plan is required to pay a rebate to the State of Texas in the event profits exceed established levels. The rebate calculation reports that we filed for the contract years ended August 31, 2000 through 2005 have been audited by a contracted auditing firm retained by the State. In their report, the auditor has challenged inclusion in the rebate calculation certain expenses incurred by the Company in providing services to the health plan under our administrative services agreement with AMERIGROUP Texas, Inc. The audit of the contract year ended August 31, 2006 and interim review procedures for the contract year ended August 31, 2007 commenced during the third quarter of 2007. The Company’s filing practices have not changed in response to the audit recommendations pending final determination of these issues.

We are in discussions with the State of Texas regarding the audit findings and we are working with the State to resolve these issues identified by the audits. We continue to believe that the rebate calculations were done appropriately in accordance with the contract provisions and it is our intent to vigorously pursue our position. If the State were ultimately to disallow certain of these expenses in the rebate calculation, it could result in the requirement that we pay the State of Texas additional amounts for these prior periods and it could reduce our profitability in future periods. Based upon our understanding of the State’s positions on the various audit issues, with which we do not agree, we believe it is reasonably possible that the liability related to this issue as of September 30, 2007 could range from zero to $27.0 million.

Risk Sharing Receivable

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (CCHCN) and Cook Children’s Physician Network (CCPN), which includes Cook Children’s Medical Center (CCMC) that was terminated as of August 31, 2005. Under the risk-sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We have recorded a receivable in the accompanying Condensed Consolidated Financial Statements for the 2005 contract year, in the amount of $10.8 million, as of September 30, 2007. The contract with CCHCN prescribes reconciliation procedures which have been completed. CCHCN subsequently engaged external auditors to review all medical claims payments made for the 2005 contract year and has provided the preliminary results to us. We are currently in discussions with the parties regarding the preliminary audit results. Although we continue to believe this to be a valid receivable, if we are unable to resolve this matter resulting in payment in full to us, our expenses attributable to these periods may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

New Jersey Provider Network

In December 2006, our New Jersey subsidiary received a notice of deficiency for failure to meet provider network requirements in several New Jersey counties as required by our Medicaid contract with New Jersey. We submitted to the State of New Jersey a corrective action plan and a request for a waiver of certain contractual provisions in December 2006 and January 2007. The State of New Jersey is considering our requests for waivers, and we were granted an extension of time in which to correct the network deficiencies through September 24, 2007. On September 12, 2007, our New Jersey subsidiary received notice that the September 24, 2007 submission of its provider network data would be used for purposes of determining provider network deficiencies, if any, and imposing fines and penalties, if any. The notice also indicated that the State of New Jersey would use revised standards to evaluate provider network adequacy. If we are unable to materially satisfy the provider network requirements, the State of New Jersey could impose fines and penalties that could have a material impact on our financial results.

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Premium revenue	98.2%	98.5%	98.3%	98.6%
Investment income and other	1.8	1.5	1.7	1.4

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits(1)	82.9%	81.7%	83.1%	81.3%
Selling, general and administrative expenses	12.6%	13.0%	12.5%	12.6%
Income before income taxes	4.9%	5.6%	4.8%	6.2%
Net income	3.0%	3.5%	3.0%	3.8%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Nine months Ended September 30, 2007 Compared to Three and Nine months Ended September 30, 2006

Summarized comparative financial information for the three and nine months ended September 30, 2007 and September 30, 2006 are as follows ($ in millions, except per share data):

					Three Months	Nine Months
					Ended	Ended
	Three Months Ended		Nine Months Ended		September 30,	September 30,
	September 30,		September 30,		% Change	% Change
	2007	2006	2007	2006	2007-2006	2007-2006

Revenues:
Premium	$1,013.6	$698.5	$2,819.2	$1,998.0	45.1%	41.1%
Investment income and other	19.1	10.6	49.6	27.4	80.2%	81.0%

Total revenues	1,032.7	709.1	2,868.8	2,025.4	45.6%	41.6%
Expenses:
Health benefits	840.7	570.9	2,342.9	1,624.3	47.3%	44.2%
Selling, general and administrative	129.9	92.3	357.5	255.1	40.7%	40.1%
Depreciation and amortization	7.7	6.1	23.6	19.3	26.2%	22.3%
Interest	4.0	0.1	8.3	0.3	3900.0%	2666.7%

Total expenses	982.4	669.4	2,732.3	1,899.0	46.8%	43.9%

Income before income taxes	50.3	39.7	136.5	126.4	26.7%	8.0%
Income tax expense	19.1	15.1	51.2	49.2	26.5%	4.1%

Net income	$31.2	$24.6	$85.3	$77.2	26.8%	10.5%

Diluted net income per common share	$0.58	$0.46	$1.59	$1.46	26.1%	8.9%

Revenues

Premium revenue for the three months ended September 30, 2007 increased $315.1 million, or 45.1%, to $1,013.6 million from $698.5 million for the three months ended September 30, 2006. For the nine months ended

September 30, 2007, premium revenue increased $821.2 million, or 41.1%, to $2,819.2 million from $1,998.0 million for the nine months ended September 30, 2006. The increase in both periods was primarily due to entry into Tennessee, expansion regions in Georgia and AMERIPLUS expansion markets in San Antonio and Austin, Texas and the Southwest Region of Ohio. Additionally, our mature markets contributed further to revenue growth from premium rate increases and yield increases resulting from changes in membership mix. These increases were offset by our exit from the Illinois market in July 2006. During the three and nine months ended September 30, 2006, premium revenue was negatively impacted by the reserve for potential premium recoupments related to the Florida Behavioral Health Care program of $5.1 million and $5.2 million, respectively. Our premium revenue for the nine months ended September 30, 2006 reflects a $6.3 million reversal of potential premium recoupments related to enrollment errors by the State of Florida and eligibility issues in the State of Texas that were resolved favorably.

Investment income and other increased by $8.5 million to $19.1 million for the three months ended September 30, 2007 from $10.6 million for the three months ended September 30, 2006, and increased $22.2 million to $49.6 million for the nine months ended September 30, 2007 from $27.4 million for the nine months ended September 30, 2006. The increase in investment income and other was primarily due to higher interest rates and an increase in the average balance of invested assets over the prior year. Additionally, both current year periods benefited from income earned on restricted assets held as collateral of approximately $4.7 million and $9.7 million, respectively. These assets were established in March and April 2007 from proceeds from borrowings under our Credit and Guaranty Agreement and issuance of the 2.0% Convertible Senior Notes due May 15, 2012, as discussed below.

Membership

The following table sets forth the approximate number of our members we served in each state as of September 30, 2007 and 2006. Because we receive two premiums for members that are in both the AMERIVANTAGE and AMERIPLUS products, these members have been counted twice in the states of Maryland and Texas where we offer SNP Plans.

	September 30,
	2007	2006

Texas	453,000	378,000
Georgia	218,000	177,000
Florida	200,000	203,000
Tennessee	185,000	—
Maryland	147,000	144,000
New York	114,000	128,000
New Jersey	99,000	103,000
Ohio	52,000	28,000
District of Columbia	38,000	41,000
Virginia	22,000	22,000

Total	1,528,000	1,224,000

Percentage growth from September 30, 2006 to September 30, 2007	24.8%

The following table sets forth the approximate number of our members in each of our products as of September 30, 2007 and 2006. Because we receive two premiums for members that are in both the AMERIVANTAGE and AMERIPLUS product, these members have been counted in each product.

	September 30,
Product	2007	2006

AMERICAID (Medicaid — TANF)	1,040,000	844,000
AMERIKIDS (SCHIP)	270,000	242,000
AMERIPLUS (Medicaid — SSI)	172,000	90,000
AMERIFAM (FamilyCare)	41,000	43,000
AMERIVANTAGE (SNP)	5,000	5,000

Total	1,528,000	1,224,000

As of September 30, 2007, we served 1,528,000 members, reflecting an increase of approximately 304,000 members compared to September 30, 2006. The increase is primarily a result of our entry into the East, North, and Southeast regions of Georgia on September 1, 2006 with the entire health plan providing services to 218,000 members as of September 30, 2007, and our entry into the Tennessee market in April 2007 resulting in approximately 185,000 members as of September 30, 2007. Additionally, the AMERIPLUS expansion markets in Texas and Ohio which began enrollment in February 2007 increased membership by approximately 30,000 members in total as of September 30, 2007. Texas membership has further increased as the State of Texas eliminated the primary care case management program, which expanded participation in health plans such as ours. Lastly, Ohio membership increased as a result of expansion into Dayton and Cincinnati beginning September 1, 2006. These increases were offset by the contraction of the New York market whose membership decreased by 14,000 as of September 30, 2007 resulting from more stringent guidelines for eligibility re-determination implemented by the state in 2006 and a reduction in the size of our New York sales force in response to limits imposed by the State on marketing programs.

Health benefits expenses

Expenses relating to health benefits for the three months ended September 30, 2007 increased $269.8 million, or 47.3%, to $840.7 million from $570.9 million for the three months ended September 30, 2006. Our HBR was 82.9% for the three months ended September 30, 2007 versus 81.7% in the same period of the prior year. This increase in HBR for the three months ended September 30, 2007 over that for the three months ended September 30, 2006 is a result of a higher proportion of business in our developing markets which have a higher HBR. This reflects the higher HBR in the Tennessee market which we entered on April 1, 2007. For the three months ended September 2007, our HBR excluding the effect of $11.5 million of favorable prior period development was 84.1%. Excluding the prior period reserve development, the HBR for our mature markets would have been approximately 80 percent and in our developing markets would have been in the low 90 percent range.

For the nine months ended September 30, 2007, expenses related to health benefits increased $718.6 million, or 44.2%, to $2,342.9 million from $1,624.3 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, and 2006, our HBR was 83.1% and 81.3%, respectively. The increase in HBR for the nine months ended September 30, 2007 over that for the nine months ended September 30, 2006 is a result of a change in membership mix toward developing products and markets, such as our AMERIPLUS product, and our Tennessee and Georgia markets that are underwritten at a higher HBR.

Selling, general and administrative expenses

SG&A for the three months ended September 30, 2007 increased $37.6 million, or 40.7%, to $129.9 million from $92.3 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, SG&A increased $102.4 million, or 40.1%, to $357.5 million from $255.1 million for the nine months ended September 30, 2006.

Our SG&A to total revenues ratio was 12.6% and 13.0% for the three months ended September 30, 2007 and 2006, respectively. The decrease in the ratio is primarily a result of leverage gained through increased revenue. SG&A expenses increased $37.6 million primarily from: (1) the growth in salaries and benefits expenses due to: a 17.4% increase in the number of employees and additional compensation expense due to the accelerated vesting of stock options and shares of restricted stock per the Retirement and Consulting Agreement between the Company and Jeffrey L. McWaters, the Company’s Chairman of the Board and former Chief Executive Officer; (2) increased premium taxes from revenue growth and entry into new markets; and (3) an increase in experience rebate expense as a result of favorable performance in Texas.

Our SG&A to total revenues ratio was 12.5% and 12.6% for the nine months ended September 30, 2007 and 2006, respectively. Increases in SG&A expense resulted from increases in premium taxes, salaries and benefits, and experience rebate expense as noted above.

Premium taxes were $22.4 million and $12.7 million for the three months ended September 30, 2007 and September 30, 2006, respectively, and $62.6 million and $29.6 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Depreciation and amortization expense

Depreciation and amortization expense increased approximately $1.6 million or 26.2% from $6.1 million for the three months ended September 30, 2006 to $7.7 million for the three months ended September 30, 2007. Depreciation and amortization expense increased approximately $4.3 million or 22.3% from $19.3 million for the nine months ended September 30, 2006 to $23.6 million for the nine months ended September 30, 2007. The increase in both periods is a result of an increase in the depreciable asset base.

Interest expense

Interest expense was $4.0 million and $0.1 million for the three months ended September 30, 2007 and September 30, 2006, respectively, and $8.3 million and $0.3 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. The increase in interest expense in both periods is a result of borrowings under our Credit and Guaranty Agreement and the issuance of the 2.0% Convertible Senior Notes due May 15, 2012, as discussed below.

Provision for income taxes

Income tax expense for the three months ended September 30, 2007 was $19.1 million with an effective tax rate of 37.9% compared to $15.1 million income tax expense with an effective tax rate of 38.0% for the three months ended September 30, 2006. Income tax expense for the nine months ended September 30, 2007 and 2006 was $51.2 million with an effective tax rate of 37.5% and $49.2 million with an effective tax rate of 39.0%, respectively. The fluctuation in the rates in both periods is primarily due to variations in the proportion of taxable income across states with different state income tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short and long-term investments, cash flows from operations and amounts available under our Credit and Guaranty Agreement (the Credit Agreement). As of September 30, 2007, we had cash and cash equivalents of $320.1 million, short and long-term investments of $675.8 million, restricted investments held as collateral of $351.3 million and restricted investments on deposit for licensure of $83.9 million. A significant portion of this cash and investments is regulated by state capital requirements. Unregulated cash and investments as of September 30, 2007 were approximately $549.9 million which includes restricted investments held as collateral of $351.3 million that are held to back an irrevocable letter of credit issued in connection with the Qui Tam Litigation.

On March 26, 2007, we entered in to a Credit Agreement which provides, among other things, for commitments of up to $401.3 million consisting of (i) up to $351.3 million of financing under a senior secured synthetic letter of credit facility and (ii) up to $50.0 million of financing under a senior secured revolving credit facility. The

Credit Agreement terminates on March 15, 2012. We initially borrowed $351.3 million under the senior secured synthetic letter of credit facility of the Credit Agreement. Shortly thereafter, we repaid $221.3 million of such borrowings with the proceeds from the issuance of the Notes (described below). As a result, pursuant to the terms of the Credit Agreement, unless later amended by the parties, the commitments under the senior secured synthetic letter of credit facility were permanently reduced to $130.0 million and total commitments under the Credit Agreement were permanently reduced to $180.0 million.

The proceeds of the Credit Agreement are available to (i) facilitate an appeal, payment or settlement of the judgment in the Qui Tam Litigation (as defined below), (ii) repay in full certain existing indebtedness, (iii) pay related transaction costs, fees, commissions and expenses, and (iv) provide for the ongoing working capital requirements and general corporate purposes, including permitted acquisitions. The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof.

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

Borrowings under the Credit Agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiary, PHP Holdings, Inc., including the stock of each of our respective wholly-owned managed care subsidiaries, in each case, subject to carve-outs.

As of September 30, 2007, we have $130.0 million outstanding under the senior secured synthetic letter of credit facility of our Credit Agreement. These funds are held in restricted investments as partial collateral for an irrevocable letter of credit in the amount of $351.3 million, issued to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division. The irrevocable letter of credit was provided to the court for the purpose of staying the enforcement of the judgment in the Qui Tam Litigation pending resolution of our appeal. As of September 30, 2007, we have no outstanding borrowings under the senior secured revolving credit facility of our Credit Agreement. We incurred offering expenses totaling $4.6 million in connection with the Credit Agreement which are included in other long-term assets in the Condensed Consolidated Financial Statements and are being amortized over the term of the Credit Agreement.

Convertible Senior Notes

Effective March 28, 2007, we issued an aggregate of $260.0 million in principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (the Notes). In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the Notes and common stock issuable upon conversion of the Notes. The total proceeds from the offering of the Notes, after deducting underwriting fees and estimated offering expenses, were approximately $253.1 million. We incurred offering expenses totaling $6.9 million in connection with the offering of the Notes which are included in other long-term assets in the accompanying Condensed Consolidated Financial Statements and are being amortized over the term of the Notes. As of September 30, 2007, approximately $221.3 million of these proceeds are held as restricted investments as the balance of the collateral required for the irrevocable letter of credit which totals $351.3 million, as discussed above. The remainder of the proceeds of the notes were used in connection with the purchased convertible note hedges and sold warrants that occurred concurrent with the issuance of the Notes as discussed below.

The Notes are governed by an Indenture dated as of March 28, 2007 (the Indenture). The Notes are senior unsecured obligations of the Company and will rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The Notes will be effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement.

The Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The Notes mature on May 15, 2012, unless earlier repurchased or converted. Holders may convert their Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding March 15, 2012, only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the price per Note for each day of that measurement period was less than 98 percent of the product of the last reported sale price of our common stock and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of our immediately preceding calendar quarter exceeds 130 percent of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The Notes will be convertible, regardless of the foregoing circumstances, at any time on or after March 15, 2012 through the third scheduled trading day immediately preceding the maturity date of the Notes, May 15, 2012.

Upon conversion of the Notes, we will pay cash up to the principal amount of the Notes converted. With respect to any conversion value in excess of the principal amount of the Notes converted, we have the option to settle the excess with cash, shares of our common stock, or a combination of cash and shares of our common stock based on a daily conversion value, as defined in the Indenture. If an “accounting event” (as defined in the Indenture) occurs, we have the option to elect to settle the converted notes exclusively in shares of our common stock. The initial conversion rate for the Notes will be 23.5114 shares of common stock per one thousand dollars of principal amount of Notes, which represents a 32.5 percent conversion premium based on the closing price of $32.10 per share of our common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the Indenture) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of Notes that elects to convert its Notes in connection with such fundamental change.

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

Concurrent with the issuance of the Notes, we purchased convertible note hedges covering, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock. The convertible note hedges allow us to receive shares of our common stock and/or cash equal to the amounts of common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion. These convertible note hedges will terminate at the earlier of the maturity dates of the Notes or the first day on which none of the Notes remain outstanding due to conversion or otherwise. The cost of the convertible note hedges aggregated approximately $52.7 million.

The convertible note hedges are expected to reduce the potential dilution upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the convertible note hedges, at the time of exercise is greater than the strike price of the convertible note hedges, which corresponds to the initial conversion price of the Notes and is subject to certain customary adjustments. If, however, the market value per share of our common stock exceeds the strike price of the warrants (discussed below) when such warrants are exercised, we will be required to issue common stock. Both the convertible note hedges and warrants provide for net-share settlement at the time of any exercise for the amount that the market value of our common stock exceeds the applicable strike price.

Also concurrent with the issuance of the Notes, we sold warrants to acquire 6,112,964 shares of our common stock at an exercise price of $53.77 per share. If the average price of our common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled, at our option, in cash or shares of our common stock. Proceeds received from the issuance of the warrants totaled approximately $25.7 million.

The convertible note hedges and sold warrants are separate transactions which will not affect holders’ rights under the Notes.

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

Cash flows

Cash provided by operating activities was $253.7 million for the nine months ended September 30, 2007 compared to $205.3 million for the nine months ended September 30, 2006. The increase in cash from operations of $48.4 million was primarily due to the following:

Increase in cash flows due to:

•	an increase in net income of $8.2 million; and

•	an increase in the change in claims payable of $107.8 million primarily as a result of our entry into the Tennessee market; growth in our existing markets and changes in timing of payments around period end.

Offset by a decrease in cash flows due to:

•	a decrease in the change in premium receivables of $41.1 million primarily as a result of increase in cash flows in the prior year from the change in timing of the receipt of the New York premium and a decrease in cash flows in the current period for the same market; as well as the impact of the timing of the receipt of Tennessee premium;

•	a decrease in the change in accounts payable, accrued expenses and other current liabilities of $26.9 million primarily as a result of the change in the distribution of income tax payments over the calendar year resulting in a $21.2 million decrease; timing of accruals and payments for operating expenses, particularly those related to legal costs resulting in a decrease in the change in accounts payable, accrued expenses and other current liabilities of $26.4 million; change in the payments and accruals of performance-based compensation resulting in a decrease of $8.0 million offset by the change in accrual for experience rebates expense of $14.7 million; and

•	a decrease in the change in unearned revenue of $19.7 million primarily as a result of the impact of the timing of the receipts of premium revenue.

For the nine months ended September 30, 2007 and 2006, cash used in investing activities was $498.4 million and $246.4 million, respectively. This increase in cash used in investing activities results primarily from net purchases of restricted investments held as collateral of $351.3 million to fund the irrevocable letter of credit required to stay the execution of the judgment in the Qui Tam Litigation and net purchases of hedge and warrant instruments of $27.0 million offset by lower net investment purchases of $122.6 million. We currently anticipate total capital expenditures for 2007 of approximately $42.0 million related primarily to information technology.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of September 30, 2007, our investment portfolio consisted primarily of fixed-income securities. The weighted-average maturity is under twelve months. We utilize investment vehicles such as commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted-average taxable equivalent yield on consolidated investments as of September 30, 2007 was approximately 5.3%.

Cash provided by financing activities was $388.0 million for the nine months ended September 30, 2007, compared to $5.4 million for the nine months ended September 30, 2006. The increase in cash provided by financing activities was primarily related to proceeds received from the issuance of $260.0 million in aggregate principal amount of 2.0% Convertible Senior Notes and borrowings under the Credit Agreement of $351.3 million net of repayments of outstanding amounts under the Credit Agreement of $221.3 million and payment of debt issuance costs of $11.5 million.

On November 1, 2007, AMERIGROUP Corporation and AMERIGROUP Tennessee, Inc. acquired substantially all of the assets of MMCC including substantially all of the assets of TLC Family Care Health Plan and substantially all of the assets of Midsouth Health Solutions, Inc., a subsidiary of MMCC, for approximately $12.0 million. An additional contingent payment of approximately $18.25 million will be payable at such time if and when the State of Tennessee awards to AMERIGROUP Tennessee, Inc. a capitated contract through the TennCare program to provide full-risk managed care services to the Medicaid population in West Tennessee. The initial $12.0 million payment is subject to post-closing adjustments based on the timing of the implementation of the full-risk program in West Tennessee and the $18.25 million contingent payment is subject to adjustment based on the number of full-risk members assigned to AMERIGROUP Tennessee, Inc. should it bid successfully in West Tennessee. The purchase price was financed through available unregulated cash.

We believe that existing cash and investment balances, internally generated funds and available funds under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at September 30, 2007 was 30.8%. As a result of significant borrowings under the Credit Agreement and the related debt service and issuance of 2.0% Convertible Senior Notes, our access to additional capital may be limited which could restrict our ability to acquire new businesses or enter new markets and could impact our ability to maintain statutory net worth requirements in the states in which we do business.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations (HMOs) and one Prepaid Health Services Plan (PHSP). HMOs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of September 30, 2007, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. We anticipate the parent company may be required to fund minimum net worth shortfalls for certain of our subsidiaries during the remainder of 2007 using unregulated cash, cash equivalents and investments. We believe that we will continue to be in compliance with these requirements at least through the end of 2007.

New Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities. The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded a $9.2 million increase to retained earnings as of January 1, 2007. As of the date of the adoption, the total gross amount of unrecognized tax benefits was $0.3 million excluding interest. The gross amount of unrecognized tax benefits is $0.4 million (excluding interest) as of September 30, 2007. Of this total, $0.3 million (net of the federal benefit on state issues) represents the total amount of unrecognized tax benefits that, if recognized, would impact the effective rate.

We are subject to U.S. federal income tax, as well as, income tax in multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state tax matters have been concluded for years through 2002.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The gross amount of interest accrued for uncertain tax positions is $41,000.

In August 2007, the FASB proposed FASB Staff Position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2007, and applied retrospectively to prior periods. If adopted, this FSP would change the accounting treatment for our $260.0 million 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007. If adopted in its current form, the impact of this new accounting treatment could be significant to our results of operations and result in an increase to non-cash interest expense beginning in fiscal year 2008 for financial statements covering past and future periods. We estimate earnings per diluted share could decrease by approximately $0.11 to $0.12 annually as a result of the adoption of this FSP. As the guidance is emerging and still under consideration regarding its effective date and scope, we can make no assurances that the actual impact upon adoption will not differ materially from our estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2007, we had short-term investments of $223.5 million, $351.3 million of restricted investments held as collateral, long-term investments of $452.3 million and investments on deposit for licensure of $83.9 million. These investments consist primarily of investments with maturities between three and twenty-four months. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in commercial paper, money market funds, municipal bonds, U.S. government agency securities, auction-rate securities and U.S. Treasury instruments. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would expect any decrease in the value of these investments resulting from any decrease in changes in market interest rates to be temporary. As of September 30, 2007, a hypothetical 1% change in interest rates would result in an approximate $11.1 million change in our annual investment income or $0.13 per diluted share, net of the related income tax effects.

We also have interest rate risk from changing interest rates related to our outstanding debt under the Credit Agreement. As of September 30, 2007, we had $130.0 million of Eurodollar-based floating rate debt outstanding under the Credit Agreement. A hypothetical 1% increase in interest rates would increase our annual interest expense by $1.3 million or $0.02 per diluted share net of the related income tax effect.

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

(b) Changes in Internal Controls over Financial Reporting. During the third quarter of 2007, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2007, the Court entered a judgment against AMERIGROUP Illinois, Inc., and AMERIGROUP Corporation in the amount of approximately $334.0 million, which includes the trebling of damages and false claim penalties. Under the Federal False Claims Act, the counsel for the Relator is entitled to collect their attorney’s fees, costs and expenses in the event the Relator’s claim is successful. On April 3, 2007, we delivered an irrevocable letter of credit in the amount of $351.3 million, which includes estimated interest on the judgment for one year, to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern District to stay the enforcement of the judgment pending appeal. On May 11, 2007 we filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit. On September 6, 2007, pursuant to a joint stipulation and order, we caused to be posted with the Court a surety bond in the amount of $8.4 million as the attorney’s fees, costs and expenses that Relator’s counsel would receive in the event the Plaintiffs prevail on the appeal. On September 17, 2007 we filed our memorandum of law in support of our appeal with the Court of Appeals.

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

As a result of the Qui Tam Litigation, it is possible that state or federal governments will subject us to greater regulatory scrutiny, investigation, action, or litigation. We have proactively been in contact with all of the insurance and Medicaid regulators in the states in which we operate as well as the Office of the Inspector General of the Department of Health and Human Services (OIG), with respect to the practices at issue in the Qui Tam Litigation. In connection with our discussions with the OIG, we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006. Effective October 1, 2007, we entered into an indefinite extension of the tolling agreement which can be terminated by either party upon 90 days written notice. In some circumstances, state or federal governments may move to exclude a company from contracts as a result of a civil verdict under the False Claims Act. We are unable to predict at this time what, if any, further action any state or federal regulators may take. Exclusion is a discretionary step which we believe would not be commenced, if at all, until all appeals had been exhausted. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

It is also possible that plaintiffs in other states could bring similar litigation against us. While we believe that the practices at issue in the Qui Tam Litigation have not occurred outside of the operations of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., a verdict in favor of a plaintiff in similar litigation in another state could have a material adverse effect on our financial position, results of operations or liquidity.

Batty Litigation

Colleen Batty, a former employee of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., has filed a federal and state Qui Tam or whistleblower action against us and our former Illinois subsidiary AMERIGROUP Illinois, Inc. in District Court in the Northern District of Illinois. The action is styled United States of America ex. rel. Colleen Batty, State of Illinois ex. rel. Colleen Batty and Colleen Batty, individually v. AMERIGROUP Illinois, Inc. and AMERIGROUP Corporation. Ms. Batty alleges, among other things, that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by underpaying certain hospitals in connection with emergency services delivered in out-of-network settings. The action was originally filed under seal in March 2005. Both the federal government and the State of Illinois have declined to intervene in the suit. Ms. Batty also alleges wrongful discharge of her employment in violation of the Illinois Whistleblower and Protection Act. The action seeks: (i) an unspecified amount of compensatory damages under the False Claims Act and Illinois Whistleblower and Protection Act, which damages, if any, would be trebled under applicable law; (ii) statutory penalties allowable under the False Claims Act which range between $5,500 and $11,000 per false claim and statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, which range between $5,000 and $10,000 per false claim; and (iii) reinstatement to her job and two years’ back pay. On August 31, 2007 we filed a motion with the Court to dismiss Ms. Batty’s claims. The Court has stayed discovery pending disposition of the motion to dismiss.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Maximum number
(or Approximate
			Total number of	Dollar Value) of
		Average	Shares (or Units	Shares (or Units)
	Total Number of	Price Paid	Purchased as Part of	that May Yet Be
	Shares (or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs

July 1 — July 31, 2007	—	$—	—	n/a
August 1 — August 31, 2007	—	—	—	n/a
September 1 — September 30, 2007(1)	10,765	34.48	—	n/a

Total	10,765	$34.48	—	n/a

(1) The 2005 Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During the three months ended

September 30, 2007, certain employees elected to tender shares to the Company in payment of related withholding taxes upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

The Company, through its subsidiary AMERIGROUP Texas, Inc. entered into an amendment, effective September 1, 2007, to its Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinate, programs in the Bexar, Dallas, Harris, Nueces, Tarrant and Travis Service Delivery Areas effective September 1, 2007.

On October 30, 2007, our Board of Directors approved amendments to our Code of Business Conduct and Ethics (the Code), which applies to all of our Directors, officers and associates. The amendments, which arose from our annual review of the Code, memorialize our zero-tolerance policy for fraudulent or abusive activities and add a definition of “abuse” to the Code and reflects that abuse is an activity that is not consistent with generally accepted medical or fiscal standard practices. The amendments also include technical, administrative and other non-substantive changes. The amended Code will be posted on the corporate governance page of our website, www.amerigroupcorp.com.

On November 1, 2007, AMERIGROUP Corporation and its subsidiary AMERIGROUP Tennessee, Inc. completed the acquisition of substantially all of the assets of Memphis Managed Care Corporation (MMCC) including substantially all of the assets of TLC Family Care Health Plan and substantially all of the assets of Midsouth Health Solutions, Inc., a subsidiary of MMCC for approximately $12.0 million. An additional contingent payment of approximately $18.25 million will be payable at such time if and when the State of Tennessee awards AMERIGROUP Tennessee, Inc. a capitated contract through the TennCare program to provide full-risk managed care services to the Medicaid population in West Tennessee.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
4.3	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed April 2, 2007).
4.4	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed April 2, 2007).
10.1	Retirement and Consulting Agreement by and between AMERIGROUP Corporation and Jeffrey L. McWaters, dated September 30, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed October 3, 2007).

Exhibit
Number	Description

10.2	Letter Agreement among AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 26, 2007).
10.3	Security Agreement, AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 26, 2007).
10.4	Credit and Guaranty Agreement, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, and the various lenders, (incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.5	Amendment to the Credit and Guaranty Agreement dated March 28, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.6	Amendment to the Credit and Guaranty Agreement dated April 18, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.7	Pledge and Security Agreement among AMERIGROUP Corporation, PHP Holdings, Inc. and Wachovia Bank, as collateral agent, (incorporated by reference to exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.8	Confirmation, Re Convertible Note Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 2, 2007).
10.9	Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2007).
10.10	Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 9, 2007).
10.11	Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report on Form 10-Q, filed on August 11, 2003).
10.12	Form 2007 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2007).
10.13	Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.14	Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410)).
10.15	Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005).
10.16	Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on May 13, 2005).
10.17	Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.18	Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.19	Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).

Exhibit
Number		Description

10.20		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2005).
10.21		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.23		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.24		Form of Separation Agreement between AMERIGROUP Corporation and Eric M. Yoder, M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2007).
*10	.25.1	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.25.2	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.12 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.25.3	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2007 (incorporated by reference to exhibit 10.25.3 to our Quarterly Report on Form 10-Q filed on July 30, 2007).
10.26		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K filed on May 5, 2005).
10	.26.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.26.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.26.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective August 1, 2006 (incorporated by reference to exhibit 10.23.1 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10	.27.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
*10	.27.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006 (incorporated by reference to exhibit 10.25.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10	.27.2.1	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2007 filed herewith.

Exhibit
Number		Description

10	.27.3	Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006).
10	.27.3.1	Amendment No. 1 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 1 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007).
*10	.27.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006 (incorporated by reference to exhibit 10.25.4 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.28		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K filed on May 5, 2005).
10	.28.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K filed on May 5, 2005).
10.29		Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through September 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K filed on May 5, 2005).
10	.29.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period September 30, 2005 through December 31, 2005 (Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10	.29.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 (Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10.30		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q filed on November 4, 2005).
10.31		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10	.32.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.32.2	Amendment to Medicaid Managed Care Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2008 (incorporated by reference to exhibit 10.29.2 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10.33		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K filed on July 26, 2005).

Exhibit
Number		Description

10	.33.2	Contract dated June 8, 2007 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2007 through September 30, 2008 with five optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2005).
10.34		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.34.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.35.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K filed on March 1, 2006).
*10	.35.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to exhibit 10.32.7 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10	.35.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.35.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.35.10	Amendment, effective September 1, 2007, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal, programs in the Bexar, Dallas, Harris, Nueces, Tarrant and Travis Service Delivery Areas effectively extending the contract through August 31, 2008 filed herewith.

Exhibit
Number		Description

10	.36.1	AMERIGROUP Corporation Change in Control Benefit Policy filed herewith.
14.1		AMERIGROUP Corporation Code of Business Conduct and Ethics filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 2, 2007.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 2, 2007.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 2, 2007.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ James G. Carlson
James G. Carlson
President and Chief
Executive Officer

Date: November 2, 2007

By:	/s/ James W. Truess
James W. Truess
Executive Vice President and
Chief Financial Officer

Date: November 2, 2007

EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
4.3	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed April 2, 2007).
4.4	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed April 2, 2007).
10.1	Retirement and Consulting Agreement by and between AMERIGROUP Corporation and Jeffrey L. McWaters, dated September 30, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed October 3, 2007).
10.2	Letter Agreement among AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 26, 2007).
10.3	Security Agreement, AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 26, 2007).
10.4	Credit and Guaranty Agreement, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, and the various lenders, (incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.5	Amendment to the Credit and Guaranty Agreement dated March 28, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.6	Amendment to the Credit and Guaranty Agreement dated April 18, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.7	Pledge and Security Agreement among AMERIGROUP Corporation, PHP Holdings, Inc. and Wachovia Bank, as collateral agent, (incorporated by reference to exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.8	Confirmation, Re Convertible Note Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 2, 2007).
10.9	Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2007).

Exhibit
Number		Description

10.10		Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 9, 2007).
10.11		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report on Form 10-Q, filed on August 11, 2003).
10.12		Form 2007 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2007).
10.13		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.14		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410)).
10.15		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005).
10.16		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on May 13, 2005).
10.17		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.18		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.19		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).
10.20		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2005).
10.21		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.23		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.24		Form of Separation Agreement between AMERIGROUP Corporation and Eric M. Yoder, M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2007).
*10	.25.1	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.25.2	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.12 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.25.3	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2007 (incorporated by reference to exhibit 10.25.3 to our Quarterly Report on Form 10-Q filed on July 30, 2007).
10.26		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K filed on May 5, 2005).

Exhibit
Number		Description

10	.26.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.26.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.26.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective August 1, 2006 (incorporated by reference to exhibit 10.23.1 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10	.27.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
*10	.27.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006 (incorporated by reference to exhibit 10.25.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.27.2.1	Amendment to Medicaid Managed Care Services Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2007 filed herewith.
10	.27.3	Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006).
10	.27.3.1	Amendment No. 1 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 1 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007).
*10	.27.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006 (incorporated by reference to exhibit 10.25.4 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.28		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K filed on May 5, 2005).
10	.28.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K filed on May 5, 2005).
10.29		Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through September 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K filed on May 5, 2005).
10	.29.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period September 30, 2005 through December 31, 2005 (Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10	.29.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 (Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).

Exhibit
Number		Description

10.30		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q filed on November 4, 2005).
10.31		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10	.32.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.32.2	Amendment to Medicaid Managed Care Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2008 (incorporated by reference to exhibit 10.29.2 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10.33		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.2	Contract dated June 8, 2007 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2007 through September 30, 2008 with five optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2005).
10.34		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.34.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.35.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K filed on March 1, 2006).

Exhibit
Number		Description

10	.35.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K filed on March 1, 2006).
*10	.35.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to exhibit 10.32.7 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10	.35.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.35.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.35.10	Amendment, effective September 1, 2007, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal, programs in the Bexar, Dallas, Harris, Nueces, Tarrant and Travis Service Delivery Areas effectively extending the contract through August 31, 2008 filed herewith.
10	.36.1	AMERIGROUP Corporation Change in Control Benefit Policy filed herewith.
14.1		AMERIGROUP Corporation Code of Business Conduct and Ethics filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 2, 2007.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 2, 2007.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 2, 2007.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.