Form 10-Q/A
period 2007-09-30
AMERIGROUP CORP
filed 2007-12-21
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 (the “Report”) is being filed because the Company inadvertently filed the incorrect version of Exhibit 10.27.2.1, Amendment to the Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2007. The correct version is filed herewith. The Company had previously filed an 8-K disclosing entering into this agreement on August 1, 2007.

This amendment to the Report does not alter any part of the content of the Report, except as provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

****************

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
4.3	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed April 2, 2007).
4.4	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed April 2, 2007).
10.1	Retirement and Consulting Agreement by and between AMERIGROUP Corporation and Jeffrey L. McWaters, dated September 30, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed October 3, 2007).
10.2	Letter Agreement among AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 26, 2007).
10.3	Security Agreement, AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 26, 2007).
10.4	Credit and Guaranty Agreement, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, and the various lenders, (incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.5	Amendment to the Credit and Guaranty Agreement dated March 28, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 3, 2007).

Exhibit
Number	Description

10.6	Amendment to the Credit and Guaranty Agreement dated April 18, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.7	Pledge and Security Agreement among AMERIGROUP Corporation, PHP Holdings, Inc. and Wachovia Bank, as collateral agent, (incorporated by reference to exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.8	Confirmation, Re Convertible Note Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 2, 2007).
10.9	Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2007).
10.10	Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 9, 2007).
10.11	Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report on Form 10-Q, filed on August 11, 2003).
10.12	Form 2007 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2007).
10.13	Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.14	Form of the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410)).
10.15	Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005).
10.16	Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on May 13, 2005).
10.17	Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.18	Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.19	Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).
10.20	The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2005)
10.21	Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22	Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.23	Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.24	Form of Separation Agreement between AMERIGROUP Corporation and Eric M. Yoder, M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2007).

Exhibit
Number		Description

*10	.25.1	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.25.2	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.12 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.25.3	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2007 (incorporated by reference to exhibit 10.25.3 to our Quarterly Report on Form 10-Q filed on July 30, 2007).
10.26		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K filed on May 5, 2005).
10	.26.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.26.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.26.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective August 1, 2006 (incorporated by reference to exhibit 10.23.1 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10	.27.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
*10	.27.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006 (incorporated by reference to exhibit 10.25.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.27.2.1	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2007 filed herewith.
10	.27.3	Medicaid Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006).
10	.27.3.1	Amendment No. 1 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 1 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007).
*10	.27.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006 (incorporated by reference to exhibit 10.25.4 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.28		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K filed on May 5, 2005).

Exhibit
Number		Description

10	.28.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K filed on May 5, 2005).
10.29		Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through September 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K filed on May 5, 2005).
10	.29.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period September 30, 2005 through December 31, 2005 (Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10	.29.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 (Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10.30		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q filed on November 4, 2005).
10.31		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10	.32.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.32.2	Amendment to Medicaid Managed Care Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2008 (incorporated by reference to exhibit 10.29.2 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10.33		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.2	Contract dated June 8, 2007 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2007 through September 30, 2008 with five optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2005).
10.34		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.34.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.35.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K filed on March 1, 2006).

Exhibit
Number		Description

10	.35.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K filed on March 1, 2006).
*10	.35.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to exhibit 10.32.7 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10	.35.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.35.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.35.10	Amendment, effective September 1, 2007, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal, programs in the Bexar, Dallas, Harris, Nueces, Tarrant and Travis Service Delivery Areas effectively extending the contract through August 31, 2008 (incorporated by reference to exhibit 10.35.10 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
10	.36.1	AMERIGROUP Corporation Change in Control Benefit Policy 2008 (incorporated by reference to exhibit 10.36.1 to our Quarterly Report on Form 10-Q filed on November 2, 2007)
14.1		AMERIGROUP Corporation Code of Business Conduct and Ethics 2008 (incorporated by reference to exhibit 14.1 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated December 21, 2007.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated December 21, 2007.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ James G. Carlson
James G. Carlson
President and Chief
Executive Officer

Date: December 21, 2007

By:	/s/ James W. Truess
James W. Truess
Executive Vice President and
Chief Financial Officer

Date: December 21, 2007

EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-3 (No. 333-108831)).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2	AMERIGROUP Corporation Second Restated Investor Rights Agreement, dated July 28, 1998 (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-37410)).
4.3	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed April 2, 2007).
4.4	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed April 2, 2007).
10.1	Retirement and Consulting Agreement by and between AMERIGROUP Corporation and Jeffrey L. McWaters, dated September 30, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed October 3, 2007).
10.2	Letter Agreement among AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed March 26, 2007).
10.3	Security Agreement, AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 26, 2007).
10.4	Credit and Guaranty Agreement, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, and the various lenders, (incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.5	Amendment to the Credit and Guaranty Agreement dated March 28, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.6	Amendment to the Credit and Guaranty Agreement dated April 18, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.7	Pledge and Security Agreement among AMERIGROUP Corporation, PHP Holdings, Inc. and Wachovia Bank, as collateral agent, (incorporated by reference to exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.8	Confirmation, Re Convertible Note Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 2, 2007).
10.9	Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2007).

Exhibit
Number		Description

10.10		Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 9, 2007).
10.11		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report on Form 10-Q, filed on August 11, 2003).
10.12		Form 2007 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2007).
10.13		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.14		Form of the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410)).
10.15		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005).
10.16		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on May 13, 2005).
10.17		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2005).
10.18		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.3 to our Current Form 8-K filed on May 13, 2005).
10.19		Form of AMERIGROUP Corporation Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Form 8-K filed on November 3, 2005).
10.20		The Board of Directors approved and adopted a resolution for director compensation practices on February 10, 2005 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2005).
10.21		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.22		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2005).
10.23		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.24		Form of Separation Agreement between AMERIGROUP Corporation and Eric M. Yoder, M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2007).
*10	.25.1	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.25.2	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.12 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.25.3	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2007 (incorporated by reference to exhibit 10.25.3 to our Quarterly Report on Form 10-Q filed on July 30, 2007).
10.26		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K filed on May 5, 2005).

Exhibit
Number		Description

10	.26.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.26.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.26.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective August 1, 2006 (incorporated by reference to exhibit 10.23.1 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10	.27.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
*10	.27.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006 (incorporated by reference to exhibit 10.25.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.27.2.1	Amendment to Medicaid Managed Care Services Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2007 filed herewith.
10	.27.3	Medicaid Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006).
10	.27.3.1	Amendment No. 1 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 1 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007).
*10	.27.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006 (incorporated by reference to exhibit 10.25.4 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.28		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K filed on May 5, 2005).
10	.28.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K filed on May 5, 2005).
10.29		Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period July 1, 1998 through September 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K filed on May 5, 2005).
10	.29.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period September 30, 2005 through December 31, 2005 (Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10	.29.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and Care Plus Health Plan is effective for the period January 1, 2006 through December 31, 2006 (Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).

Exhibit
Number		Description

10.30		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q filed on November 4, 2005).
10.31		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10	.32.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.32.2	Amendment to Medicaid Managed Care Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2008 (incorporated by reference to exhibit 10.29.2 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10.33		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.2	Contract dated June 8, 2007 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2007 through September 30, 2008 with five optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2005).
10.34		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.34.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.35.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K filed on March 1, 2006).

Exhibit
Number		Description

10	.35.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K filed on March 1, 2006).
*10	.35.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to exhibit 10.32.7 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10	.35.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.35.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.35.10	Amendment, effective September 1, 2007, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal, programs in the Bexar, Dallas, Harris, Nueces, Tarrant and Travis Service Delivery Areas effectively extending the contract through August 31, 2008 (incorporated by reference to exhibit 10.35.10 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
10	.36.1	AMERIGROUP Corporation Change in Control Benefit Policy (incorporated by reference to exhibit 10.36.1 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
14.1		AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to exhibit 14.1 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated December 21, 2007.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated December 21, 2007.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.