Form 10-K
period 2007-12-31
AMERIGROUP CORP
filed 2008-02-22
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,242,453,439.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2008

Common Stock, $.01 par value	53,487,487

Documents Incorporated by Reference

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2008 (Proxy Statement)	Part III

Forward-looking Statements

This Annual Report on Form 10-K, and other information we provide from time-to-time, contains certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, membership, results of operations or cash flows, our continued performance improvements, our ability to service our debt obligations and refinance our debt obligations, our ability to finance growth opportunities, our ability to respond to changes in government regulations and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans” and other similar expressions are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	local, state and national economic conditions, including their effect on the rate increase process and timing of payments;

•	the effect of government regulations and changes in regulations governing the healthcare industry;

•	changes in Medicaid and Medicare payment levels and methodologies;

•	liabilities and other claims asserted against us;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels;

•	demographic changes;

•	increased use of services, increased cost of individual services, epidemics, the introduction of new or costly treatments and technology, new mandated benefits, insured population characteristics and seasonal changes in the level of healthcare use;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	catastrophes, including acts of terrorism or severe weather; and

•	the unfavorable resolution of pending litigation.

Investors should also refer to Item 1A entitled “Risk Factors” for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

PART I.

Item 1.	Business

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, State Children’s Health Insurance Program (“SCHIP”), FamilyCare, and Medicare Advantage. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and government partners because of our focus, medical management programs and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to healthcare benefits pursuant to agreements with the applicable regulatory authority. We combine medical, social and behavioral health services to help our members obtain quality healthcare in an efficient manner. Our success in establishing and maintaining strong relationships with our government partners, providers and members has enabled us to obtain new contracts and to establish and maintain a leading market position in many of the markets we serve.

We were incorporated in Delaware on December 9, 1994 as AMERICAID Community Care. Since 1994, we have expanded through developing products and markets, negotiating contracts with various state governments and through the acquisition of health plans. As of December 31, 2007, we provided an array of products to approximately 1,711,000 members in the District of Columbia, Florida, Georgia, Maryland, New Jersey, New York, Ohio, South Carolina, Tennessee, Texas and Virginia.

Background

Publicly Sponsored Health Care in the United States Today

Based on U.S. Census Bureau data and estimates from the Congressional Budget Office, the United States is expected to have had a population of approximately 300 million and to have spent an estimated $2.3 trillion on healthcare in 2007. Approximately 97 million of that population was covered by state and federal funded healthcare programs, with approximately 42 million covered by the federally funded Medicare program and approximately 55 million covered by the joint federal and state funded Medicaid program. In 2007, estimated Medicare spending was $445 billion and estimated Medicaid spending was $340 billion. Approximately 57% of Medicaid funding comes from the federal government, with the remainder coming from state governments. More than 47 million Americans were uninsured in 2007, spending between $50 and $100 billion for healthcare.

By 2017, Medicaid spending is anticipated to be approximately $732 billion at the current rate of growth, with an expectation that spending under the current programs will approach $1 trillion by 2020. Medicaid continues to be one of the fastest-growing and largest components of states’ budgets. Medicaid spending currently represents more than 22%, on average, of a state’s budget and is growing at an average rate of 8% per year. Medicaid spending has surpassed other important state budget line items, including education, transportation and criminal justice. Forty-eight states have balanced budget requirements which means, by law, expenditures cannot exceed revenues. As Medicaid consumes more and more of the states’ limited dollars, states must either increase their tax revenues or reduce their total costs. The states are limited in their ability to increase their tax revenues pointing to cost reduction as the more attainable option. To reduce costs, states can either reduce funds allotted for Medicaid or spend less on other programs, such as education or transportation. As the need for these programs has not abated, state governments must find ways to control rising Medicaid costs. We believe that the most effective way to control rising Medicaid costs is through managed care.

Medicaid

Medicaid was established, as was Medicare, by the 1965 amendments to the Social Security Act of 1935. The amendments, known collectively as the Social Security Act of 1965, created a joint federal-state program. Medicaid policies for eligibility, services, rates and payment are complex, and vary considerably among states, and the state policies may change from time-to-time.

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

Waivers are approved generally for three-year periods and can be renewed on an ongoing basis if the state applies. A 1915(b) waiver cannot negatively impact beneficiary access or quality of care and must be cost-effective. Managed care initiatives may be state-wide and required for all classes of Medicaid eligible recipients, or may be limited to service areas and classes of recipients. With the exception of South Carolina, all jurisdictions in which we operate have some sort of mandatory Medicaid program. However, under the waivers pursuant to which the mandatory programs have been implemented, there must be at least two managed care plans from which Medicaid eligible recipients may choose.

Many states operate under a Section 1115 demonstration rather than a 1915(b) waiver. This is a more expansive form of waiver that enables the state to have a Medicaid program that is broader than typically permitted under the Social Security Act of 1965. For example, Maryland’s 1115 waiver allows it to include more individuals in its managed care program than typically allowed under Medicaid.

In all the states in which we operate, we must enter into a contract with the state’s Medicaid regulator in order to be a Medicaid managed care organization. States generally use either a formal proposal process, reviewing many bidders, or award individual contracts to qualified applicants that apply for entry to the program. Although other states have done so in the past and may do so in the future, currently the District of Columbia, Florida, Georgia, Ohio, Tennessee and Texas are the only jurisdictions in which we operate that use competitive bidding processes.

Medicaid, SCHIP and FamilyCare Programs

Medicaid makes federal matching funds available to all states for the delivery of healthcare benefits to eligible individuals, principally those with incomes below specified levels who meet other state-specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines.

Most states determine threshold Medicaid eligibility by reference to other federal financial assistance programs, including Temporary Assistance to Needy Families (“TANF”) and Supplementary Security Income (“SSI”).

TANF provides assistance to low-income families with children and was adopted to replace the Aid to Families with Dependent Children program, more commonly known as welfare. Under the Personal Responsibility and Work Opportunity Reconciliation Act of 1996, Medicaid benefits were provided to recipients of TANF during the duration of their enrollment, with one additional year of coverage.

SSI is a federal income supplement program that provides assistance to aged, blind and disabled (“ABD”) individuals who have little or no income. However, states can broaden eligibility criteria. The ABD population is approximately 10% of the Medicaid population participating in managed care. For ease of reference, throughout this Form 10-K, we refer to those members who are aged, blind or disabled as ABD, as a number of states use ABD or SSI interchangeably.

SCHIP, developed in 1997, is a federal/state matching program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. SCHIP enables a segment of the large uninsured population in the U.S. to receive healthcare benefits. States have the option of administering SCHIP as a Medicaid expansion program, or administratively through their Medicaid programs or as a freestanding program. Current enrollment in this non-entitlement program is approximately six million children and an estimated 500,000 adult parents nationwide.

FamilyCare programs have been established in several states including New Jersey, New York, and the District of Columbia. New Jersey FamilyCare, for example, is a voluntary federal and state-funded Medicaid expansion health insurance program created to help uninsured families, single adults and couples without dependent children obtain affordable healthcare coverage.

Medicare and Special Needs Plans

Medicare was also created by the Social Security Act of 1965 to provide health care coverage primarily to the Nation’s elderly population. Unlike the federal-state partnership of Medicaid, Medicare is solely a federal program. Under the Medicare Modernization Act of 2003 (“MMA”), the federal government expanded managed care for publicly sponsored programs by allowing Medicare Advantage plans to offer special needs plans. These plans focus on Medicare beneficiaries in three subgroups: those who are institutionalized in long-term care facilities; dual eligibles (those who are eligible for both Medicare and Medicaid benefits); and individuals with chronic conditions. The plans that are organized to provide services to these “special needs individuals” are called Special Needs Plans (“SNPs”). In keeping with our core strategy, we have focused on serving dual eligibles. We believe that the coordination of care offered by managing both the Medicare and Medicaid benefits will bring significant cost savings, while bringing increased accountability for patient care.

Medicaid and Medicare Funding

The federal government pays a share of the medical assistance expenditures under each state’s Medicaid program. That share, known as the Federal Medical Assistance Percentage (“FMAP”), is determined annually by a formula that compares the state’s average per capita income level with the national average per capita income level. Thus, states with higher per capita income levels are reimbursed a smaller share of their costs than states with lower per capita income levels.

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

During the fiscal year 2007, the federal government estimated spending approximately $192 billion on Medicaid with a corresponding state match of approximately $145 billion, and an additional $5.7 billion in federal funds spent on SCHIP programs. Key factors driving Medicaid spending include:

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

Nationally, approximately 66% of Medicaid spending is directed toward hospital, physician and other acute care services, and the remaining approximately 34% is for nursing home and other long-term care. In general, inpatient and emergency room utilization tends to be higher within the Medicaid eligible population than among the general population because of the inability to afford access to a primary care physician (“PCP”), leading to the postponement of treatment until acute care is required.

The Centers for Medicare and Medicaid Services (“CMS”) reimburses the Company and other Medicare plans for care to their enrollees based on individual risk adjustment factors that estimate each member’s expected usage of healthcare services for the upcoming year. These factors are based on the beneficiary’s hospital and physician encounters during the previous year.

Changing Dynamics in Medicaid

Historically, traditional Medicaid programs made payments directly to providers after delivery of care. Under this approach, recipients received care from disparate sources, as opposed to being cared for in a systematic way. As a result, care for routine needs was often accessed through emergency rooms or not at all.

The delivery of episodic healthcare under the traditional Medicaid program limited the ability of states to provide quality care, implement preventive measures and control healthcare costs. Over the past decade, in response to rising healthcare costs and in an effort to ensure quality healthcare, the federal government has expanded the ability of state Medicaid agencies to explore, and, in some cases, mandate the use of managed care for Medicaid beneficiaries. If Medicaid managed care is not mandatory, individuals entitled to Medicaid may choose either the traditional Medicaid program or a managed care plan, if available. According to information published by CMS, from 1996 to 2005, managed care enrollment among Medicaid beneficiaries increased to more than 65% of all enrollees. With the exception of South Carolina, all the markets in which we currently operate have some sort of state-mandated Medicaid managed care programs in place.

Currently, we believe that there are three emerging trends in Medicaid. First, certain states have major initiatives underway in our core business areas — reprocurement of the TANF populations currently in managed care, expansions of coverage, and moving existing populations into managed care for the first time.

Second, many states are moving to bring the ABD population into managed care. This population represents approximately 25% of all Medicaid beneficiaries and approximately 70% of all costs. The majority of the ABD population is not currently covered by managed care programs and this population represents significant potential for managed care growth as states continue to explore how best to provide health benefits to this population in the most cost effective manner.

Third, states are addressing Medicaid reform in an effort to provide healthcare benefits to those who are currently uninsured. As the states continue to explore solutions for this population, the managed care opportunity for growth appears to be significant.

Regulation

Our healthcare operations are regulated by numerous, local, state and federal laws and regulations. Government regulation of the provision of healthcare products and services varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce these rules. Changes in applicable state and federal laws and corresponding rules may also occur periodically.

Regulated Entities

Our health plan subsidiaries in the District of Columbia, Florida, Georgia, Maryland, New Jersey, South Carolina, Tennessee, Texas, and Virginia are authorized to operate as Health Maintenance Organizations (“HMOs”) and in Ohio as a health insuring corporation (“HIC”) and in New York as a Prepaid Health Services Plan (“PHSP”). In each of the jurisdictions in which we operate, we are regulated by the relevant health, insurance and/or human services departments that oversee the activities of HMOs, HICs, and PHSPs providing or arranging to provide services to Medicaid enrollees.

The process for obtaining the authorization to operate as an HMO, HIC or PHSP is lengthy and complicated and requires demonstration to the regulators of the adequacy of the health plan’s organizational structure, financial resources, utilization review, quality assurance programs and complaint procedures. Each of our health plan subsidiaries must comply with minimum net worth requirements and other financial requirements, such as minimum capital, deposit and reserve requirements. Under state HMO, HIC and PHSP statutes and state insurance laws, our health plan subsidiaries are required to register and file periodic reports of financial and other information about operations, including inter-company transactions, by insurance companies or health maintenance organizations (in certain jurisdictions) domiciled within their jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system.

We are registered under such laws as an insurance holding company system in all of the jurisdictions in which we do business. Most states, including states in which our subsidiaries are domiciled, have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer’s holding company. Where such laws and regulations apply to us and our subsidiaries, there can be no effective change in control of the Company unless the person seeking to acquire control has filed a statement with specified information with the insurance regulators and has obtained prior approval for the proposed change from such regulators. The usual measure for a presumptive change of control pursuant to these laws is, with some variation, the acquisition of 10% or more of the voting stock of an insurance company or its parent. In Florida, by agreement with the State, we are subject to a 5% threshold. These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change in control of the Company, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

In addition, such laws and regulations restrict the amount of dividends that may be paid by our subsidiaries to us. Such laws and regulations also require prior approval by the state regulators of certain material transactions with affiliates within the holding company system, including the sale, purchase, or other transfer of assets, loans, guarantees, agreements or investments, as well as certain material transactions with persons who are not affiliates within the holding company system if the transaction exceeds regulatory thresholds.

In addition, each health plan must meet numerous criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

In addition to regulation as an insurance holding company system, our business operations must comply with the other state laws and regulations that apply to HMOs, HICs and PHSPs respectively in the states where we operate, and with laws, regulations and contractual provisions governing the respective state Medicaid managed care programs, which are discussed below.

Contractual and Regulatory Compliance

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

A health plan’s compliance with these requirements is subject to monitoring by state regulators. A health plan is subject to periodic comprehensive quality assurance evaluation by a third-party reviewing organization and generally by the insurance department of the jurisdiction that licenses the health plan. Most health plans must also submit quarterly and annual statutory financial statements and utilization reports, as well as many other reports in accordance with individual state requirements.

Our contracts with CMS are calendar year based and are renewed annually, and most recently were renewed as of January 1, 2008.

CMS requires that each Medicare Advantage plan meet the regulatory requirements set forth at 42 CFR 422 and the operational requirements described in the Medicare Managed Care (“MMC”) Manual. The MMC Manual provides the detailed requirements that apply to our Medicare line of business including provisions related to:

•	enrollment and disenrollment,

•	marketing,

•	benefits and beneficiary protections,

•	quality assessment,

•	relationships with providers,

•	payment from CMS,

•	premiums and cost-sharing,

•	our contract with CMS,

•	the effect of a change of ownership during the contract period with CMS, and

•	beneficiary grievances, organization determinations, and appeals.

CMS provides additional guidance on reporting in separate documents.

As a Medicare Advantage Prescription Drug Plan, we are also contractually obligated to meet the requirements outlined in 42 CFR 423 and the Prescription Drug Benefit (“PDB”) Manual. The PDB Manual provides the detailed requirements that apply only to the prescription drug benefits portion of our Medicare line of business. The PDB provides detailed requirements related to:

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

In addition to the requirements outlined above, CMS requires that each Medicare Advantage plan conduct ongoing monitoring of its internal compliance with the requirements as well as oversight of any delegated vendors.

HIPAA

In accordance with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), health plans are required to comply with all HIPAA regulations relating to standards for electronic transactions and code sets (“T&CS”), privacy of health information, security of healthcare information, national provider identifiers, and national employer identifiers.

AMERIGROUP implemented its privacy compliance program by April 14, 2003. AMERIGROUP received a two-year privacy accreditation from the Utilization Review Accreditation Commission on November 1, 2003 and has successfully been re-accredited through October 31, 2009. In accordance with CMS guidance regarding compliance with T&CS regulations, AMERIGROUP implemented a T&CS contingency plan in March 2003, and has since acted aggressively to complete implementation of the T&CS regulations, subject to compliance by its trading partners and the various state Medicaid programs. AMERIGROUP complies with the Department of Health and Human Services security regulations as of April 20, 2005 related to protected health information in electronic form and information systems.

Implementation of the National Provider Identifier (“NPI”) was originally required by May 27, 2007. During 2007, CMS, together with each state government, deferred the implementation deadline to various dates during 2008 ending on May 23, 2008. We anticipate that we will meet the requirements according to the timelines in each of the states in which we do business during 2008. We do not anticipate significant costs associated with compliance with the NPI.

Fraud and Abuse Laws

Our operations are subject to various state and federal healthcare laws commonly referred to as “fraud and abuse” laws. Investigating and prosecuting healthcare fraud and abuse has become a top priority for state and federal law enforcement entities. The funding of such law enforcement efforts has increased in the past few years and these increases are expected to continue. The focus of these efforts has been directed at participants in public government healthcare programs such as Medicaid and Medicare. These regulations and contractual requirements applicable to participants in these programs are complex and changing.

Violations of certain fraud and abuse laws applicable to us may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federal healthcare programs and federally funded state health programs. These laws include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other state or federal healthcare programs as a result of an investigation arising out of such action. In addition, the Deficit Reduction Action of 2005 (“DRA”) encourages states to enact state-versions of the False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators. Although we are a defendant in the Qui Tam Litigation and recently settled the Batty case (described in Item 3 entitled “Legal Proceedings”), we are currently unaware of any pending or filed but unsealed qui tam actions against us.

In recent years, we enhanced the regulatory compliance efforts of our operations, but ongoing vigorous law enforcement and the highly technical regulatory scheme mean that compliance efforts in this area will continue to require substantial resources.

The AMERIGROUP Approach

Unlike many managed care organizations that attempt to serve multiple populations, we focus on serving people who receive healthcare benefits through publicly sponsored programs. We primarily serve Medicaid populations, and the Medicare dual eligible population through our Medicare Advantage product that began January 1, 2006. Beginning January 1, 2008, we expanded our Medicare membership by offering managed care services to additional Medicare enrollees. Our success in establishing and maintaining strong relationships with governments, providers and members has enabled us to obtain new contracts and to establish a strong market position in the markets we serve. We have been able to accomplish this by operating programs that address the various needs of these constituent groups.

Government Partners

We have been successful in bidding for contracts and implementing new products because of our ability to facilitate access to quality healthcare services in a cost-effective manner. Our education and outreach programs, our disease and medical management programs and our information systems benefit the individuals and communities we serve while providing the government with predictability of cost. Our education and outreach programs are designed to decrease the use of emergency care services as the primary access to healthcare through the provision of certain programs such as member health education seminars and system-wide, 24-hour on-call nurses. Our information systems are designed to measure and track our performance, enabling us to demonstrate the effectiveness of our programs to the government. While we promote ourselves directly in applying for new contracts or seeking to add new benefit plans, we believe that our ability to obtain additional contracts and expand our service areas within a state results primarily from our demonstration of prior success in facilitating access to quality care, while managing and reducing costs, and our customer-focused approach to working with government partners. We believe we will also benefit from this experience when bidding for and acquiring contracts in new state markets and in future Medicare Advantage applications.

Providers

Our providers include hospitals, physicians and ancillary medical programs that provide medical services to our members. In each of the communities where we operate, we have established extensive provider networks and have been successful in continuing to establish new provider relationships. We have accomplished this by working closely with physicians to help them operate efficiently by providing physician and patient educational programs, disease and medical management programs and other relevant information. In addition, as we increase our market penetration, we provide our physicians with a growing base of potential patients in the markets they serve. This network of providers and relationships assists us in implementing preventive care methods, managing costs and improving access to healthcare for members. We believe that our experience working and contracting with Medicaid providers will give us a competitive advantage in entering new markets. While we do not directly market to or through our providers, they are important in helping us attract new members and retain existing members.

Members

In both enrolling new members and retaining existing members, we focus on understanding the unique needs of the Medicaid, SCHIP, FamilyCare and Medicare Advantage populations. We have developed a system that provides our members with appropriate access to care. We supplement this care with community-based education and outreach programs designed to improve the well-being of our members. These programs not only help our members control and manage their medical care, but also have been proven to decrease the incidence of emergency room care, which can be traumatic, or at a minimum, disruptive for the individual and expensive and inefficient for the healthcare system. We also help our members access prenatal care which improves outcomes for our members and is less costly than the potential consequences associated with inadequate prenatal care. As our presence in a market matures, these programs and other value-added services, help us build and maintain membership levels.

Communities

We focus on the members we serve and the communities in which they live. Many of our employees, including our marketing and outreach staff, are a part of the communities we serve. We are active in our members’ communities through education and outreach programs. We often provide programs in our members’ physician offices, churches and community centers. Upon entering a new market, we use these programs and advertising to create brand awareness and loyalty in the community.

We believe community focus and understanding are important to attracting and retaining members. To assist in establishing our community presence in a new market, we seek to establish relationships with prestigious medical centers, children’s hospitals, federally qualified health centers, community based organizations and advocacy groups to offer our products and programs.

Competition

Our principal competitors consist of the following:

•	Traditional Fee-for-Service — Original unmanaged provider payment system whereby state governments pay providers directly for services provided to Medicaid and Medicare Advantage members.

•	Primary Care Case Management Programs — Programs established by the states through contracts with PCPs to provide primary care services to the Medicaid recipient, as well as provide limited oversight over other services.

•	Commercial HMOs — National and regional commercial managed care organizations that have Medicaid and Medicare members in addition to members in private commercial plans.

•	Medicaid HMOs — Managed care organizations that focus solely on serving people who receive healthcare benefits through Medicaid.

•	Medicare Coordinated Care Plans — Managed care organizations that focus on serving people who receive healthcare benefits through Medicare. These plans also may include Medicare Part D prescription coverage.

•	Private Fee-For-Service Plans — These organizations provide the standard fee-for-service arrangements of Medicare, but are run by private plans and may or may not include a prescription drug plan.

•	Medicare Prescription Drug Plans — These plans offer Medicare beneficiaries Part D prescription drug coverage only, while members of these plans continue to receive their medical benefits from either another Medicare plan or Medicare Fee-For-Service.

We will continue to face varying levels of competition as we expand in our existing service areas or enter new markets. Healthcare reform proposals may cause a number of commercial managed care organizations already in our service areas to decide to enter or exit the publicly sponsored healthcare market.

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

Products

We offer a range of healthcare products through publicly sponsored programs within a care model that integrates physical and behavioral health. These products are also community-based and seek to address the social and economic issues faced by the populations we serve. Additionally, we seek to establish strategic relationships with prestigious medical centers, children’s hospitals and federally qualified health centers to assist in implementing our products and medical management programs within the communities we serve. The average premiums for our products vary significantly due to differences in the benefits offered and underlying medical conditions of the populations covered.

The following table sets forth the approximate number of our members who receive benefits under our products for the periods presented. Dual eligible members are counted in both the Medicare Advantage and Medicaid products when we receive two premiums for those members. Accordingly, membership counts represent an occurrence of payment under our contracts with our government partners.

	December 31,
Product	2007	2006	2005

TANF (Medicaid)(1)	1,180,000	910,000	800,000
SCHIP	268,000	264,000	197,000
ABD (Medicaid)(2)	216,000	94,000	88,000
FamilyCare (Medicaid)	42,000	43,000	44,000
Medicare Advantage (SNP)	5,000	5,000	—

Total	1,711,000	1,316,000	1,129,000

(1)	Includes 129,000 members under an Administrative Services Only (“ASO”) contract in Tennessee in 2007.

(2)	Includes 41,000 and 13,000 members under ASO contracts in Tennessee and Texas, respectively in 2007 and 14,000 and 10,000 members in Texas in 2006 and 2005, respectively.

As of December 31, 2007, 87% of our 1,711,000 members were enrolled in TANF, SCHIP and FamilyCare programs. The remaining 13% were enrolled in ABD and Medicare Advantage programs. Approximately 11% of our members receive benefits through ASO contracts.

Medical and Quality Management Programs

We provide specific disease and medical management programs designed to meet the special healthcare needs of our members with chronic illnesses and medical conditions, to manage excessive costs and to improve the overall health of our members. We integrate our members’ behavioral health care with their physical health care utilizing our integrated medical management model. Members are systematically contacted and screened utilizing standardized processes through our early case finding program. Members are stratified based on their physical, behavioral, and social needs and grouped for care management. We offer a continuum of care management including disease management, pharmacy integration, centralized telephonic case management, case management at the health plans, and field-based case management for some of our higher-risk members. These programs focus on preventing acute occurrences associated with chronic conditions by identifying at-risk members, monitoring their conditions and proactively managing their care. These disease management programs also facilitate members in the self management of chronic disease and include asthma, chronic obstructive pulmonary disease, coronary artery disease, congestive heart failure, diabetes, depression, schizophrenia, and HIV/AIDS. These disease management programs attained National Committee for Quality Assurance (“NCQA”) accreditation in 2006. We have a standardized, centralized screening process for incoming pregnant members to detect potentially high risk conditions. High risk members are entered in our high risk prenatal case management program.

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

Provider Network

We facilitate access to healthcare services for our members through mutually non-exclusive contracts with PCPs, specialists, hospitals and ancillary providers. Either prior to or concurrent with bidding for new contracts, we establish a provider network in each of our service areas. Our provider networks include approximately 82,424 physicians, including PCPs, specialists and ancillary providers, and approximately 638 hospitals across all of our markets in which we are currently providing managed care services.

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

Our contracts with hospitals are usually for one- to two-year periods and automatically renew for successive one-year periods. Generally, our hospital contracts may be terminated by either party without cause upon 90 to 120 days prior written notice. Pursuant to the contract, the hospital is paid for all pre-authorized medically necessary inpatient and outpatient services and all covered emergency and medical screening services provided to members. With the exception of emergency services, most inpatient hospital services require advance approval from the member’s PCP and our medical management department. We require hospitals in our network to participate in utilization review and quality assurance programs.

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

In order to ensure the quality of our medical care providers, we credential and re-credential our providers using standards that are supported by the NCQA. Additionally, we provide feedback and evaluations on quality and medical management to them in order to improve the quality of care provided, increase their support of our programs and enhance our ability to attract and retain providers.

Provider Payment Methods

We review the fees paid to providers periodically and make adjustments as necessary. Generally, the contracts with providers do not allow for automatic annual increases in payments. Among the factors generally considered in adjustments are changes to state Medicaid or Medicare fee schedules, competitive environment, current market conditions, anticipated utilization patterns and projected medical expenses.

The following are the various provider payment methods in place as of December 31, 2007:

Fee-for-Service.  This is a reimbursement mechanism that pays providers based upon services performed. For the year ended December 31, 2007, approximately 98% of our expenses for direct health benefits were on a fee-for-service reimbursement basis, including fees paid to third-party vendors for ancillary services such as pharmacy, mental health, dental and vision benefits. The primary fee-for-service arrangements are maximum allowable fee schedule, per diem, case rates, percent of charges or any combination thereof. The following is a description of each of these mechanisms:

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

Marketing and Educational Programs

An important aspect of our comprehensive approach to healthcare delivery is our marketing and educational programs, which we administer system-wide for our providers and members. We often provide education through marketing and educational programs in churches and community centers. The programs we have developed are specifically designed to increase awareness of various diseases, conditions and methods of prevention in a manner that supports the providers, while meeting the unique needs of our members. For example, we conduct health promotion events in physicians’ offices. Direct provider marketing is supported by traditional marketing venues such as direct mail, telemarketing, television, radio and cooperative advertising with participating medical groups.

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

We also have developed a strategy to bring education and services into the neighborhoods we serve with our Community Outreach Vehicles (“COVs”). The COVs are equipped to allow us to partner with various physicians, health educators and community/government organizations to bring health screenings and other resources into areas that would not typically have access to these services.

Information Technology Services

The ability to capture, process and allow local access to data and to translate it into meaningful information is essential to our ability to operate across a multi-state service area in a cost-effective manner. We primarily operate with two claims management applications, AMISYS and FACETS Extended EnterpriseTM administrative system (“FACETS”). We continue to convert our remaining AMISYS markets to our long-term solution, FACETS. This integrated approach helps to assure that consistent sources of claim, provider and member information are provided across all of our health plans. We use these common systems for billing, claims and encounter processing, utilization management, marketing and sales tracking, financial and management accounting, medical cost trending, reporting, planning and analysis. The platform also supports our internal member and provider service functions, including on-line access to member eligibility verification, PCP membership roster, authorization and claims status.

In November 2003, we signed a software licensing agreement with The Trizetto Group, Inc. for FACETS. During 2007, we continued to invest in the implementation and testing of FACETS with a staggered conversion to FACETS by health plan that began in 2005 and will continue through 2009. Additionally, all new health plans are implemented using FACETS. As of December 31, 2007, we are processing claims payments for our Georgia, New York, South Carolina, Tennessee and Texas health plans using FACETS which represents claims for approximately 63% of our current full-risk membership. We currently expect that FACETS will meet our software needs and will support our long-term growth strategies.

Our Health Plans

We currently have ten active health plan subsidiaries offering healthcare services in the District of Columbia, Florida, Georgia, Maryland, New Jersey, New York, Ohio, South Carolina, Tennessee, Texas, and Virginia. Additionally, on January 1, 2008 we began operations in our New Mexico health plan serving Medicare Advantage members.

All of our contracts, except those in the District of Columbia, Georgia, New Jersey and New York contain provisions for termination by us without cause generally upon written notice with a 30 to 180 day notification period. Our Maryland contract does not have a set term and can be terminated by us with 90 day written notice.

As of December 31, 2007, we served members who received healthcare benefits through our contracts with the regulatory entities in the jurisdictions in which we operate. Four of our contracts, which are with the States of Florida, Georgia, Maryland and Texas, individually accounted for 10% or more of our premium revenue for the year ended December 31, 2007, with the largest of these contracts, Texas TANF, SCHIP and ABD, representing approximately 27% of our premium revenue. The following table sets forth the approximate number of our members we served in each state as of December 31, 2007, 2006 and 2005. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states of Maryland and Texas where we offer Medicare Advantage plans.

	December 31,
Market	2007	2006	2005

Texas(1)	460,000	406,000	399,000
Tennessee(2)	356,000	—	—
Georgia	211,000	227,000	—
Florida	206,000	202,000	219,000
Maryland	152,000	145,000	141,000
New York	112,000	126,000	138,000
New Jersey	98,000	102,000	109,000
Ohio	54,000	46,000	22,000
District of Columbia	38,000	40,000	41,000
Virginia	24,000	22,000	19,000
South Carolina	—	—	—
Illinois	—	—	41,000

Total	1,711,000	1,316,000	1,129,000

(1)	Included in the Texas membership are approximately 13,000, 14,000, and 10,000 members under an ASO contract in 2007, 2006 and 2005, respectively.

(2)	Included in the Tennessee membership are approximately 170,000 members under an ASO contract in 2007 commencing with the Memphis Managed Care Corporation (“MMCC”) acquisition effective November 1, 2007.

Each of our health plans provides managed care services through one or more of our products, as set forth below:

Medicare
Market	TANF	SCHIP	ABD	FamilyCare	Advantage

New Jersey	✓	✓	✓	✓
Maryland	✓	✓	✓		✓
District of Columbia	✓	✓		✓
Texas	✓	✓	✓		✓
Florida	✓	✓	✓
New York	✓	✓	✓	✓
Virginia	✓	✓	✓
Ohio	✓	✓	✓
Georgia	✓	✓
Tennessee	✓		✓
South Carolina	✓		✓

Texas

Our Texas subsidiary, AMERIGROUP Texas, Inc., is licensed as an HMO and became operational in September 1996. Our current service areas include the cities of Austin, Corpus Christi, Dallas, Fort Worth, Houston and San Antonio and the surrounding counties. As of December 31, 2007, we had approximately 460,000 members in Texas. We believe that we have the largest Medicaid health plan membership of the three health plans in our Fort Worth market, the second largest Medicaid health plan membership of the three health plans in our Austin and Dallas markets, the second largest Medicaid health plan membership of the six health plans in our Houston market and the third largest Medicaid health plan membership of the three health plans in our Corpus Christi and San Antonio markets. Our joint TANF and SCHIP contract and ABD contract are effective through August 31, 2008, with the State’s option to renew for up to an additional eight years.

Effective January 1, 2006, AMERIGROUP Texas, Inc. began operations as a Medicare Advantage plan to offer Medicare benefits to dual eligibles that live in and around Houston, Texas. AMERIGROUP Texas, Inc. already served these members through the Texas Medicaid STAR+PLUS program and now offers these members Medicare Parts A & B benefits and the Part D drug benefit under this new contract that renews annually at the option of CMS. Effective January 1, 2008, AMERIGROUP Texas, Inc. expanded its Medicare Advantage offerings to the Houston contiguous counties and San Antonio service areas under a contract that renews annually at the option of CMS.

Tennessee

Our Tennessee subsidiary, AMERIGROUP Tennessee, Inc., is licensed as an HMO and became operational in April 2007. As of December 31, 2007, we had approximately 356,000 members in Tennessee including approximately 170,000 members under an ASO contract that began November 1, 2007 with the acquisition of MMCC. We cover approximately half of the risk membership in the Middle Tennessee region with the remaining half covered by one other health plan. Our risk contract with the State of Tennessee expires on June 30, 2008, with the State’s option to extend the contract on an annual basis through an executed contract amendment. We anticipate that the State will renew our contract effective July 1, 2008. Our ASO contract with the State of Tennessee expires on December 31, 2008. The State released the request for proposal for a full-risk contract in the West Tennessee region with an expected implementation date of November 2008. Additionally, effective January 1, 2008, AMERIGROUP Tennessee, Inc. began operating a Medicare Advantage plan for eligibles in Tennessee under a contract that renews annually at the option of CMS.

Georgia

Our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc., is licensed as an HMO and became operational in June 2006 in the Atlanta Region, and three additional regions in September 2006 in the North, East, and Southeast. As of December 31, 2007, we had approximately 211,000 members in Georgia. We believe we have the third largest Medicaid health plan membership of the three health plans in Georgia. Our TANF and SCHIP contract with the State of Georgia expires on June 30, 2008, with the State’s option to renew the contract for four additional one-year terms. We anticipate that the State will renew our contract effective July 1, 2008.

Florida

Our Florida subsidiary, AMERIGROUP Florida, Inc., is licensed as an HMO and became operational in January 2003. As of December 31, 2007, we had approximately 206,000 members in Florida. Our current service areas include the metropolitan areas of Miami/Fort Lauderdale, Orlando and Tampa that covers 17 counties in Florida. We believe that we have the second largest Medicaid health plan membership of the eleven health plans in our Miami/Ft. Lauderdale markets, the second largest Medicaid health plan membership of the five health plans in our Tampa market and the third largest Medicaid health plan membership of the four health plans in our Orlando market. The TANF Non-Reform contract expires on August 31, 2009 and the TANF Reform contract (Broward County) expires June 30, 2009. The TANF Reform contract is a contract under the State’s Medicaid Reform pilot program. The TANF contracts can be terminated by either party upon 30 days notice. Our Long-Term Care contract was renewed in September 2007 and expires August 31, 2008. However, either party can terminate the contract upon 60 days notice. Currently, we are in good standing with the Department of Elder Affairs, the agency with regulatory oversight of the Long-Term Care program, and have no reason to believe that the contract will not be renewed. Our SCHIP contract, executed in October 2006 extends through September 30, 2008. The Florida Healthy Kids Corporation, the agency with regulatory oversight of the SCHIP program, has entered into a reprocurement process for the contract period to begin October 1, 2008. Additionally, effective January 1, 2008, AMERIGROUP Florida, Inc. began operating a Medicare Advantage plan for eligibles in Florida under a contract that renews annually at the option of CMS.

Maryland

Our District of Columbia subsidiary, AMERIGROUP Maryland, Inc., is licensed as an HMO in both Maryland and the District of Columbia and became operational in Maryland in June 1999. Our current service areas include 21 of the 24 counties in Maryland. As of December 31, 2007, we had approximately 152,000 members in Maryland. We believe that we have the largest Medicaid health plan membership of the seven health plans in our Maryland service areas. Our contract with the State of Maryland does not have a set term. We can terminate our contract with Maryland by notifying the State by October 1st of any given year for an effective termination date of January 1st of the following year. The State may waive this timeframe if the circumstances warrant, including but not limited to reduction in rates outside the normal rate setting process or an MCO exit from the program. Effective January 1, 2007, we began operations as a Medicare Advantage plan for eligibles in Maryland, which we expanded as of January 1, 2008 under a contract that renews annually at the option of CMS.

New York

Our New York subsidiary, AMERIGROUP New York, LLC, formerly known as CarePlus, LLC, is licensed as a PHSP in New York. The State’s service areas include New York City, within the boroughs of Brooklyn, Manhattan, Queens and Staten Island, and Putnam County and became operational in January 2005. Effective March 1, 2007, we entered into amended TANF contracts with the State and City of New York expanding our service areas to the Bronx borough. The State TANF, ABD and FamilyCare contracts are for a term of three years (through September 30, 2008) with the State Department of Health’s option to extend for an additional two-year term. The City’s TANF contract with the City Department of Health has been extended through September 30, 2009. Our SCHIP contract with the State has been continued through the issuance of a five-year contract dated January 1, 2008. Our contract with the Department of Health under the Managed Long-Term Care Demonstration project was renewed for a three-year term through December 31, 2009. As of December 31, 2007, we had approximately 112,000 members in New York. We believe we have the seventh largest Medicaid health plan membership of the nineteen health plans in our New York service areas. Additionally, effective January 1, 2008, AMERIGROUP New York, LLC began operating a Medicare Advantage plan for eligibles in New York under a contract that renews annually at the option of CMS.

New Jersey

Our New Jersey subsidiary, AMERIGROUP New Jersey, Inc., is licensed as an HMO and became operational in February 1996. Our current service areas include 20 of the 21 counties in New Jersey. As of December 31, 2007, we had approximately 98,000 members in our New Jersey service areas. We believe that we have the third largest Medicaid health plan membership of the five health plans in our New Jersey service areas. Our contract with the State of New Jersey expires on June 30, 2008, with the State’s option to extend the contract on an annual basis through an executed contract amendment. We anticipate that the State will renew our contract effective July 1, 2008. Additionally, effective January 1, 2008, AMERIGROUP New Jersey, Inc. began operating a Medicare Advantage plan for eligibles in New Jersey under a contract that renews annually at the option of CMS.

Ohio

Our Ohio subsidiary, AMERIGROUP Ohio, Inc., is licensed as a HIC and began operations in September 2005 in the Cincinnati service area. Through a reprocurement process in early 2006, we were successful in retaining our Cincinnati service area and expanding to the Dayton service area, thereby servicing a total of 16 counties in Ohio. Effective February 1, 2007, AMERIGROUP Ohio, Inc., began serving members in Medicaid’s ABD program in the Southwest Region of Ohio which includes eight counties near Cincinnati. As of December 31, 2007, we had approximately 54,000 members in Ohio. We believe we have the second largest Medicaid health plan membership of the four health plans in our Ohio service areas. Our contract with the State of Ohio expires on June 30, 2008. We anticipate the State will renew our contract effective July 1, 2008.

District of Columbia

Our District of Columbia subsidiary, AMERIGROUP Maryland, Inc., is licensed as an HMO and became operational in the District of Columbia in August 1999. As of December 31, 2007, we had approximately 38,000 members in the District of Columbia. We believe that we have the second largest Medicaid health plan membership of the three health plans in our service areas in the District of Columbia. Our contract with the District of Columbia extends through April 30, 2008 which we anticipate will be extended to the implementation date of awards under the reprocurement process that the District of Columbia began in the first quarter of 2007. We anticipate notifications of awards will be provided in mid-2008 with a contract implementation date in mid-to-late 2008.

Virginia

Our Virginia subsidiary, AMERIGROUP Virginia, Inc., is licensed as an HMO and began operations in September 2005 serving 11 counties in Northern Virginia. As of December 31, 2007, we had approximately 24,000 members in Virginia. We believe we have the second largest Medicaid health plan membership of the three health plans in our Northern Virginia service area. Our TANF, ABD, and SCHIP contracts with the Commonwealth of Virginia expire on June 30, 2008. We anticipate the State will renew our contract effective July 1, 2008.

South Carolina

Our South Carolina subsidiary, AMERIGROUP South Carolina, Inc., is licensed as an HMO and became operational in November 2007. Our contract with the State of South Carolina expires on March 31, 2008, with the State’s option to extend the contract on an annual basis through an executed contract amendment. A contract has been drafted and we anticipate that the State will renew our contract effective April 1, 2008.

Illinois

Our former Illinois subsidiary, AMERIGROUP Illinois, Inc., allowed its contract with the Illinois Department of Healthcare and Family Services to terminate July 31, 2006. The termination of this contract did not have a material impact on the financial position, results of operations or liquidity of the Company.

Employees

As of December 31, 2007, we had approximately 4,200 employees. Our employees are not represented by a union. We believe our relationships with our employees are generally good.

Available Information

We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is (http://www.sec.gov). We make available free of charge on or through our website at www.amerigroupcorp.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, our Corporate Governance Principles, our Audit, Compensation and Nominating and Corporate Governance charters and our Code of Business Conduct and Ethics. Further, we will provide, without charge upon written request, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Requests for copies should be addressed to Investor Relations, AMERIGROUP Corporation, 4425 Corporation Lane, Virginia Beach, VA 23462.

In accordance with New York Stock Exchange (“NYSE”) Rules, on June 8, 2007, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Item 1A.	Risk Factors

RISK FACTORS

Risks related to being a regulated entity

Changes in government regulations designed to protect providers and members could force us to change how we operate and could harm our business.

Our business is extensively regulated by the states in which we operate and by the federal government. These laws and regulations are generally intended to benefit and protect providers and health plan members rather than the Company and its stockholders. Changes in existing laws and rules, the enactment of new laws and rules and changing interpretations of these laws and rules could, among other things:

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

We principally operate through our health plan subsidiaries. These subsidiaries are subject to regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. We also have administrative services agreements with our subsidiaries in which we agree to provide them with services and benefits (both tangible and intangible) in exchange for the payment of a fee. Some states limit the administrative fees which our subsidiaries may pay. For example, Ohio limits administrative fees paid to an affiliate to the cost of providing the services. If the regulators were to deny our subsidiaries’ requests to pay dividends to us or restrict or disallow the payment of the administrative fee or not allow us to recover the costs of providing the services under our administrative services agreement or require a significant change in the timing or manner in which we recover those costs, the funds available to our Company as a whole would be limited, which could harm our ability to implement our business strategy, expand our infrastructure, improve our information technology systems, make needed capital expenditures, service our debt and negatively impact our liquidity.

Regulations could limit our profits as a percentage of revenues.

Our New Jersey and Maryland subsidiaries as well as our SCHIP product in Florida are subject to minimum medical expense levels as a percentage of premium revenue. Our Florida subsidiary is subject to minimum behavioral health expense levels as a percentage of behavioral health premium revenues. In New Jersey, Maryland and Florida, premium revenue recoupment may occur if these levels are not met. In addition, our Ohio subsidiary is subject to certain limits on administrative costs and our Virginia subsidiary is subject to a limit on profits. These regulatory requirements, changes in these requirements and additional requirements by our other regulators could limit our ability to increase or maintain our overall profits as a percentage of revenues, which could harm our operating results. We have been required, and may in the future be required, to make payments to the states as a result of not meeting these expense levels. Additionally, we could be required to file a corrective plan of action with the states and we could be subject to fines and additional corrective action measures if we did not comply with the corrective plan of action. Our failure to comply could also affect future rate determinations and membership enrollment levels. These limitations could negatively impact our revenues and operating results.

Our Texas health plan is required to pay an experience rebate to the State of Texas in the event profits exceed established levels. We file experience rebate calculation reports with the State for this purpose. These reports are subject to audits and if the audit results in unfavorable adjustments to our filed reports, our results of operations and liquidity could be negatively impacted.

Failure to comply with the terms of our contracts with our government partners could negatively impact our profitability and subject us to fines, penalties and liquidated damages.

Our contracts with our government partners contain certain provisions regarding data submission, provider network maintenance, quality measures, continuity of care, call center performance and other requirements specific to state and program regulations. If we fail to comply with these requirements, we may be subject to fines, penalties and liquidated damages that could impact our profitability. Additionally, we could be required to file a corrective plan of action with the state and we could be subject to fines, penalties and liquidated damages and additional corrective action measures if we did not comply with the corrective plan of action. Our failure to comply could also affect future membership enrollment levels. These limitations could negatively impact our revenues and operating results.

In December 2006, our New Jersey subsidiary received a notice of deficiency for failure to meet provider network requirements in several New Jersey counties as required by our Medicaid contract with New Jersey. To date, we have not received notice of any final determination regarding our compliance with provider network requirements or possible fines and penalties. If we are unable to materially satisfy the provider network requirements, the State of New Jersey could impose fines and penalties that could have a material impact on our financial results.

Failure to comply with government regulations could subject us to civil and criminal penalties and limitations on our profitability.

We are subject to numerous local, state and federal laws and regulations. Violation of the laws or regulations governing our operations could result in the imposition of sanctions, the cancellation of our contracts to provide services, or in the extreme case, the suspension or revocation of our licenses. We can give no assurance that the terms of our contracts with the states or the manner in which we are directed to comply with our state contracts is in accordance with CMS regulations.

We cannot give any assurance that we will not be subject to material fines or other sanctions in the future. If we became subject to material fines or if other sanctions or other corrective actions were imposed upon us, our ability to continue to operate our business could be materially and adversely affected. From time-to-time we have been subject to sanctions as a result of violations of marketing regulations. Although we train our employees with respect to compliance with local, state and federal laws of each of the states in which we do business, no assurance can be given that violations will not occur.

We contract with various state governmental agencies to provide managed health care services. Pursuant to these contracts, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in any of the following: refunds of premiums we have been paid pursuant to our contracts; imposition of fines, penalties and other sanctions; loss of our right to participate in various markets; or loss of one or more of our licenses.

We are, or may become subject to, various state and federal laws designed to address healthcare fraud and abuse, including false claims laws. State and federal laws prohibit the submission of false claims and other acts that are considered fraudulent or abusive. The submission of claims to a state or federal healthcare program for items and services that are determined to be “not provided as claimed” may lead to the imposition of civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in state and federally funded healthcare programs, including the Medicare and Medicaid programs.

DRA requires all entities that receive $5.0 million or more in annual Medicaid funds to establish specific written policies for their employees, contractors, and agents regarding various false claims-related laws and whistleblower protections under such laws as well as provisions regarding their polices and procedures for detecting and preventing fraud, waste and abuse. These requirements are conditions of receiving all future payments under the Medicaid program. Entities were required to comply with the compliance related provisions of the DRA by January 1, 2007. The federal government provided limited guidance regarding acceptable measures of compliance in late December 2006. We believe that we have made appropriate efforts to meet the requirements of the compliance provisions of the DRA. However, if it is determined that we have not met the requirements appropriately, we could be subject to civil penalties and/or be barred from receiving future payments under the Medicaid programs in the states in which we operate thereby materially adversely affecting our business, results of operation and financial condition.

HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA establishes new enforcement mechanisms to combat fraud and abuse, including a whistle-blower program. Further, HIPAA imposes civil and criminal penalties for failure to comply with the privacy and security standards set forth in the regulation. No private cause of action under HIPAA has yet been created, and we do not know when or if such changes may be enacted.

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

Numerous proposals relating to changes in healthcare law have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. These include Medicaid reform initiatives in Florida, as well as waivers requested by states for various elements of their programs. Changes in applicable laws and regulations are continually being considered and interpretations of existing laws and rules may also change from time-to-time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business. Although some changes in government regulations, such as the removal of the requirements on the enrollment mix between commercial and public sector membership, have encouraged managed care participation in public sector programs, we are unable to predict whether new laws or proposals will continue to favor or hinder the growth of managed healthcare.

We cannot predict the outcome of these legislative or regulatory proposals, nor the effect which they might have on us. Legislation or regulations that require us to change our current manner of operation, provide additional benefits or change our contract arrangements could seriously harm our operations and financial results.

Changes in Medicaid funding by the federal government or the states could substantially reduce our profitability.

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

As of December 31, 2007, we served members who received healthcare benefits through contracts with the regulatory entities in the jurisdictions in which we operate. Four of our contracts, which are with the States of Florida, Georgia, Maryland and Texas, individually accounted for 10% or more of our premium revenue for the year ended December 31, 2007, with the largest of these contracts, Texas, representing approximately 27% of our premium revenue. If any of our contracts were not renewed on favorable terms or were terminated for cause, our business would suffer. All of our material contracts have been extended until at least mid-2008. Termination or non-renewal of any single contract could materially impact our revenues and operating results.

Some of our contracts are subject to a re-bidding or re-application process. For example, our Texas markets are re-bid every six years (and were last re-bid in 2005), the District of Columbia market was re-bid in 2007 with award notification expected in 2008 and Florida SCHIP contracts are undergoing a re-bid for an October 2008 effective date. If we lost a contract through the re-bidding process, or if an increased number of competitors were awarded contracts in a specific market, our operating results could be materially and adversely affected.

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

We rely on the accuracy of eligibility lists provided by the state government, and in the case of our Medicare Advantage members, by the federal government. Inaccuracies in those lists would negatively affect our results of operations.

Premium payments to us are based upon eligibility lists produced by government enrollment data. From time-to-time, governments require us to reimburse them for premiums paid to us based on an eligibility list that a government later discovers contains individuals who are not in fact eligible for a government sponsored program or have been enrolled twice in the same program or are eligible for a different premium category or a different program. Alternatively, a government could fail to pay us for members for whom we are entitled to receive payment. Our results of operations would be adversely affected as a result of such reimbursement to the government if we had made related payments to providers and were unable to recoup such payments from the providers.

If state regulatory agencies require a statutory capital level higher than the state regulations we may be required to make additional capital contributions.

Our operations are conducted through our wholly-owned subsidiaries, which include HMOs, one HIC and one PHSP. HMOs, HICs, and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital and the maintenance of certain financial ratios (which are referred to as risk based capital requirements), as defined by each state. Certain states also require performance bonds or letters of credit from our subsidiaries. Additionally, state regulatory agencies may require, at their discretion, individual regulated entities to maintain statutory capital levels higher than the state regulations. If this were to occur or other requirements change for one of our subsidiaries, we may be required to make additional capital contributions to the affected subsidiary. Any additional capital contribution made to one of the affected subsidiaries could have a material adverse effect on our liquidity and our ability to grow.

Risks related to our business

Results of our Qui Tam litigation could negatively impact our revenues, profitability and liquidity.

In 2002, Cleveland A. Tyson (the “Relator”), a former employee of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our former Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. (the “Qui Tam Litigation”). The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “Court”). It alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs.

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

On November 22, 2006, the Court entered an initial judgment in the amount of $48.0 million and we subsequently filed motions for a new trial and remittur and for judgment as a matter of law and the plaintiffs filed motions to treble the civil judgment, impose the maximum fines and penalties and to assess attorney’s fees, costs and expenses against us. The trial began on October 4, 2006, and the case was submitted to the jury on October 27, 2006. On October 30, 2006, the jury returned a verdict against us and AMERIGROUP Illinois, Inc. in the amount of $48.0 million which under applicable law would be trebled to $144.0 million plus penalties, and attorney’s fees, costs and expenses. The jury also found that there were 18,130 false claims. The statutory penalties allowable under the False Claims Act range between $5,500 and $11,000 per false claim. The statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, 740 ILC 175/3, range between $5,000 and $10,000 per false claim.

On March 13, 2007, the Court entered a judgment against AMERIGROUP Illinois, Inc., and AMERIGROUP Corporation in the amount of approximately $334.0 million which includes the trebling of damages and false claim penalties. Under the Federal False Claims Act, the counsel for the Relator is entitled to collect their attorney’s fees, costs and expenses in the event the Relator’s claim is successful. On April 3, 2007, we delivered an irrevocable letter of credit in the amount of $351.3 million, which includes estimated interest on the judgment for one year, to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern District to stay the enforcement of the judgment pending appeal. On May 11, 2007 we filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit. On September 6, 2007, pursuant to a joint stipulation and order, we caused to be posted with the Court a surety bond in the amount of $8.4 million as the attorney’s fees, costs and expenses that Relator’s counsel would receive in the event the Plaintiffs prevail on the appeal. On September 17, 2007 we filed our memorandum of law in support of our appeal with the Court of Appeals. On December 17, 2007, the United States of America and the State of Illinois filed a joint brief, and the Relator filed a brief, in response to our memorandum of law. We have until February 29, 2008, to file our reply to these briefs with the Court of Appeals, which we intend to do. Following filing this brief, we expect the Court of Appeals to set a date for oral arguments prior to rendering a decision. While we do not control this timeline, it is possible the Court of Appeals could render a decision as early as summer 2008, but there is no assurance that the decision will not occur at an earlier or later date.

Although it is possible that the ultimate outcome of the Qui Tam Litigation judgment will not be favorable to us, the amount of loss, if any, is uncertain. Accordingly, we have not recorded any amounts in the Consolidated Financial Statements for unfavorable outcomes, if any, as a result of the Qui Tam Litigation judgment. There can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

As a result of the Qui Tam Litigation, it is possible that state or federal governments will subject us to greater regulatory scrutiny, investigation, action, or litigation. We have proactively been in contact with all of the insurance and Medicaid regulators in the states in which we operate as well as the Office of the Inspector General of the Department of Health and Human Services (“OIG”), with respect to the practices at issue in the Qui Tam Litigation. In connection with our discussions with the OIG, we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006. Effective October 1, 2007, we entered into an indefinite extension of the tolling agreement which can be terminated by either party upon 90 days written notice. In some circumstances, state or federal governments may move to exclude a company from contracts as a result of a civil verdict under the False Claims Act. We are unable to predict at this time what, if any, further action any state or federal regulators may take. Exclusion is a discretionary step which we believe would not be commenced, if at all, until all appeals had been exhausted. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

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

As participants in state and federal health care programs, we are subject to extensive fraud and abuse laws which may give rise to frequent lawsuits and claims against us, and the outcome of these lawsuits and claims may have a material adverse effect on our financial position, results of operations and liquidity.

Our operations are subject to various state and federal healthcare laws commonly referred to as “fraud and abuse” laws, including the federal False Claims Act. The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented for payment, a false or fraudulent claim for payment to the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual (known as a “relator” or, more commonly, “whistleblower”) on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other state or federal healthcare programs as a result of an investigation arising out of such action. In addition, the DRA encourages states to enact state-versions of the False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators. Although we believe we are in substantial compliance with the health care laws applicable to our Company, we are currently a defendant in the Qui Tam Litigation and we can give no assurances that we will not be subject to additional False Claims Act suits in the future. Any violations of any of applicable fraud and abuse laws or any False Claims Act suit against us could have a material adverse effect on our financial position, results of operations and cash flows.

Receipt of inadequate or significantly delayed premiums would negatively impact our revenues, profitability and cash flow.

Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract, and we are obligated during the contract period to facilitate access to healthcare services as established by the state governments. We have less control over costs related to the provision of healthcare than we do over our selling, general and administrative expenses. Historically, our reported expenses related to health benefits as a percentage of premium revenue have fluctuated. For example, our expenses related to health benefits were 83.1% of our premium revenue in 2007, and 81.1% of our premium revenue in 2006. If health benefits costs increase at a higher rate than premium increases, our earnings would be impacted negatively. In addition, if there is a significant delay in our receipt of premiums to offset previously incurred health benefits costs increases, our earnings could be negatively impacted.

Premiums are contractually payable to us before or during the month for services that we are obligated to provide to our members. Our cash flow would be negatively impacted if premium payments are not made according to contract terms.

Our inability to manage medical costs effectively would reduce our profitability.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. Changes in healthcare regulations and practices, level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels or natural disasters, are beyond our control and could reduce our ability to predict and effectively control the costs of healthcare services. Although we attempt to manage medical costs through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, and our information systems and reinsurance arrangements, we may not be able to manage costs effectively in the future. In addition, new products or new markets, such as Tennessee, South Carolina and New Mexico, could pose new and unexpected challenges to effectively manage medical costs. It is possible that there could be an increase in the volume or value of appeals for claims previously denied and claims previously paid to non-network providers will be appealed and subsequently reprocessed at higher amounts. This would result in an adjustment to claims expense. If our costs for medical services increase, our profits could be reduced, or we may not remain profitable.

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

Our medical expenses include estimates of claims that are yet to be received, or incurred but not reported (“IBNR”). We estimate our IBNR medical expenses based on a number of factors, including authorization data, prior claims experience, maturity of markets, complexity and mix of products and stability of provider networks. Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when underlying assumptions or factors used to estimate IBNR change. In addition to using our internal resources, we utilize the services of independent actuaries who are contracted on a routine basis to calculate and review the adequacy of our medical liabilities. We cannot be sure that our current or future IBNR estimates are adequate or that any further adjustments to such IBNR estimates will not harm or benefit our results of operations. Further, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the harm on our results. Though we employ substantial efforts to estimate our IBNR at each reporting date, we can give no assurance that the ultimate results will not materially differ from our estimates resulting in a material increase or decrease in our health benefits expenses in the period such difference is determined. New products or new markets, such as Tennessee, South Carolina and New Mexico could pose new and unexpected challenges to effectively predict medical costs.

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

Historically, acquisitions including the acquisition of Medicaid contract rights and related assets of other health plans, both in our existing service areas and in new markets, have been a significant factor in our growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that acquisitions similar in nature to those we have historically executed will continue to contribute to our growth strategy. Many of the other potential purchasers of these assets have greater financial resources than we have. In addition, many of the sellers are interested in either (1) selling, along with their Medicaid assets, other assets in which we do not have an interest; or (2) selling their companies, including their liabilities, as opposed to just the assets of the ongoing business. Therefore, we cannot be sure that we will be able to complete acquisitions on terms favorable to us or that we can obtain the necessary financing for these acquisitions.

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

We have experienced rapid growth. In 1997, we had $64.9 million of premium revenue. In 2007, we had $3.9 billion in premium revenue. This increase represents a compounded annual growth rate of 50.5%.

Depending on acquisitions and other opportunities, we expect to continue to grow rapidly. Continued growth could place a significant strain on our management and on other resources. We anticipate that continued growth, if any, will require us to continue to recruit, hire, train and retain a substantial number of new and highly skilled medical, administrative, information technology, finance and other support personnel. Our ability to compete effectively depends upon our ability to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we continue to experience rapid growth, our personnel, systems, procedures and controls may be inadequate to support our operations, and our management may fail to anticipate adequately all demands that growth will place on our resources. In addition, due to the initial costs incurred upon the acquisition of new businesses, rapid growth could adversely affect our short-term profitability. Our inability to manage growth effectively or our inability to grow could have a negative impact on our business, operating results and financial condition.

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

While many states mandate health plan enrollment for Medicaid eligible participants including all of those in which we do business except for South Carolina, the programs are voluntary in other states. Subject to limited exceptions by federally approved state applications, the federal government requires that there be a choice for Medicaid recipients among managed care programs. Voluntary programs and mandated competition will impact our ability to increase our market share.

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

On March 26, 2007, we entered in to a Credit and Guaranty Agreement (the “Credit Agreement”) which provides, among other things, for commitments of up to $401.3 million consisting of (i) up to $351.3 million of financing under a senior secured synthetic letter of credit facility and (ii) up to $50.0 million of financing under a senior secured revolving credit facility. The Credit Agreement terminates on March 15, 2012. We initially borrowed $351.3 million under the senior secured synthetic letter of credit facility of the Credit Agreement. Shortly thereafter, we repaid $221.3 million of such borrowings with the proceeds from the issuance of the 2% Convertible Senior Notes. As a result, pursuant to the terms of the Credit Agreement, unless later amended by the parties, the commitments under the senior secured synthetic letter of credit facility were permanently reduced to $130.0 million and total commitments under the Credit Agreement were permanently reduced to $180.0 million.

The proceeds of the Credit Agreement are available to (i) facilitate an appeal, payment or settlement of the judgment in the Qui Tam Litigation, (ii) repay in full certain existing indebtedness, (iii) pay related transaction costs, fees, commissions and expenses, and (iv) provide for ongoing working capital requirements and general corporate purposes, including permitted acquisitions. The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. The applicable interest rate was 7.0% at December 31, 2007. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof.

The Credit Agreement includes customary covenants and events of default. If any event of default occurs and is continuing, the Credit Agreement may be terminated and all amounts owing there under may become immediately due and payable. The Credit Agreement also includes the following financial covenants: (i) maximum leverage ratios as of specified periods, (ii) a minimum interest coverage ratio and (iii) a minimum statutory net worth ratio. The Credit Agreement also imposes acquisition limitations that restrict our ability to make certain acquisitions above specified values. As a result of these restrictions and covenants, our financial and operating flexibility may be negatively impacted.

Borrowings under the Credit Agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiary, PHP Holdings, Inc., including the stock of each of our respective wholly-owned managed care subsidiaries, in each case, subject to carve-outs.

As of December 31, 2007, we had $129.0 million outstanding under the senior secured synthetic letter of credit facility of our Credit Agreement. These funds are held in restricted investments as partial collateral for an irrevocable letter of credit in the amount of $351.3 million, issued to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division. The irrevocable letter of credit was provided to the court for the purpose of staying the enforcement of the judgment in the Qui Tam Litigation pending resolution of our appeal. As of December 31, 2007, we had no outstanding borrowings but have caused to be issued irrevocable letters of credit in the aggregate face amount of $35.6 million under the senior secured revolving credit facility of our Credit Agreement. We incurred offering expenses totaling $4.8 million in connection with the Credit Agreement which are included in other long-term assets in the accompanying Condensed Consolidated Financial Statements and are being amortized over the term of the Credit Agreement.

Events beyond our control, such as prevailing economic conditions and changes in the competitive environment, could impair our operating performance, which could affect our ability to comply with the terms of the Credit Agreement. Breaching any of the covenants or restrictions could result in the unavailability of the Credit Agreement or a default under the Credit Agreement. We can provide no assurance that our assets or cash flows will be sufficient to fully repay outstanding borrowings under the Credit Agreement or that we would be able to restructure such indebtedness on terms favorable to us. If we were unable to repay, refinance or restructure our indebtedness under the Credit Agreement, the lenders could proceed against the collateral expected to secure the indebtedness.

Our debt service obligations may adversely affect our cash flow and our increased leverage as a result of our convertible notes offering and Credit Agreement may harm our financial condition and results of operations.

Our debt service obligation on the 2.0% Convertible Senior Notes is approximately $5.2 million per year in interest payments. Our debt service obligations on the Credit Agreement includes interest at the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0% and annual principal payments equal to 1.0% of the outstanding principal of the term loan. The applicable interest rate was 7.0% at December 31, 2007.

If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business. Additionally, the Credit Agreement includes provisions that may limit our ability to incur additional indebtedness.

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

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a debt service obligation payments, we could be in default of both the Credit Agreement and the 2.0% Convertible Senior Notes.

Changes in accounting may affect our results of operations.

U.S. generally accepted accounting principles (“GAAP”) and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new pronouncements or the application of existing pronouncements to our business could significantly affect our results of operations.

For example, in August 2007, the Financial Accounting Standards Board (“FASB”) proposed FASB Staff Position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2008, and applied retrospectively to prior periods. If adopted, this FSP would change the accounting treatment for our $260.0 million 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007. If adopted in its current form, the impact of this new accounting treatment could be significant to our results of operations and result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We estimate earnings per diluted share could decrease by approximately $0.11 to $0.12 annually as a result of the adoption of this FSP. As the guidance is emerging and still under consideration regarding its effective date and scope, we can make no assurances that the actual impact upon adoption will not differ materially from our estimates. Further, we cannot predict the outcome of this process or any other changes in GAAP that may affect accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our results of operations.

Our investments in auction rate securities are subject to risks that may cause losses and have a material adverse effect on our liquidity.

As of February 20, 2008, $104.4 million of our total $202.7 million in short-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry a AAA credit rating. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 28 or 35 days. Recently, auctions for some of these auction rate securities have failed and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. All of these investments are currently classified as short-term investments but these developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements in the future.

If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 33 years) to realize our investments’ recorded value.

Our inability to maintain good relations with providers could harm our profitability or subject us to material fines, penalties or sanctions.

We contract with providers as a means to assure access to health care services for our members, to manage health care costs and utilization, and to better monitor the quality of care being delivered. In any particular market, providers could refuse to contract with us, demand higher payments, or take other actions which could result in higher health care costs, disruption to provider access for current members, or difficulty in meeting regulatory or accreditation requirements.

Our profitability depends, in large part, upon our ability to contract on favorable terms with hospitals, physicians and other healthcare providers. Our provider arrangements with our primary care physicians and specialists usually are for one- to two-year periods and automatically renew for successive one-year terms, subject to termination by us for cause based on provider conduct or other appropriate reasons. The contracts generally may be canceled by either party upon 90 to 120 days prior written notice. Our contracts with hospitals are usually for one- to two-year periods and automatically renew for successive one-year periods, subject to termination for cause due to provider misconduct or other appropriate reasons. Generally, our hospital contracts may be canceled by either party without cause on 90 to 150 days prior written notice. There can be no assurance that we will be able to continue to renew such contracts or enter into new contracts enabling us to service our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our providers, we may be unable to enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our profitability will be harmed. In some markets, certain providers, particularly hospitals, physician/hospital organizations and some specialists, may have significant market positions. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts to themselves, our profitability could be adversely affected.

Some providers that render services to our members are not contracted with our plans (non-network providers). In those cases, there is no pre-established understanding between the non-network provider and the plan about the amount of compensation that is due to the provider. In some states, with respect to certain services, the amount that the plan must pay to non-network providers of compensation is defined by law or regulation, but in certain instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances non-network providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the plan. The uncertainty of the amount to pay and the possibility of subsequent adjustment of the payment could adversely affect our financial position, results of operations or liquidity.

We are required to establish acceptable provider networks prior to entering new markets and to maintain such networks as a condition to continued operation in those markets. If we are unable to retain our current provider networks or establish provider networks in new markets in a timely manner or on favorable terms, our profitability could be harmed. Further if we are unable to retain our current provider networks, we may be subject to material fines, penalties or sanctions by our state partners.

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

We are currently involved in certain legal proceedings, including the Qui Tam Litigation, and, from time to time, we may be subject to additional legal claims. We may suffer an unfavorable outcome as a result of one or more claims, resulting in the depletion of capital to pay defense costs or the costs associated with any resolution of such matters. Depending on the costs of litigation and the amount and timing of any unfavorable resolution of claims against us, our financial position, results of operations or cash flows could be materially adversely affected.

In addition, we may be subject to securities class action litigation from time to time due to, among other things, the volatility of our stock price. When the market price of a stock has been volatile, regardless of whether such fluctuations are related to the operating performance of a particular company, holders of that stock have sometimes initiated securities class action litigation against such company. Any class action litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

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

In November 2003, we signed a software licensing agreement with Trizetto Group Inc. for FACETS. During 2007, we continued to invest in the implementation and testing of FACETS with a staggered conversion to FACETS by health plan that began in 2005 and will continue through 2009. As of December 31, 2007, we are processing claims payments for our Georgia, New York, South Carolina, Tennessee and Texas health plans using FACETS. We estimate that our legacy claims payment system will have a useful life into 2010. We currently expect that FACETS will meet our software needs and will support our long-term growth strategies. However, if we cannot execute a successful system conversion for our remaining health plans, our operations could be disrupted, which would have a negative impact on our profitability and our ability to grow could be harmed.

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

We do not own any real property. We lease office space in Virginia Beach, Virginia, where our primary headquarters, call, claims and data centers are located. We also lease real property in each of the health plan locations. We are obligated by various insurance and Medicaid regulatory authorities to have offices in the service areas where we provide managed care services.

Item 3.	Legal Proceedings

Qui Tam

In 2002, Cleveland A. Tyson (the “Relator”), a former employee of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our former Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. (the “Qui Tam Litigation”). The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “Court”). It alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs.

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

On November 22, 2006, the Court entered an initial judgment in the amount of $48.0 million and we subsequently filed motions for a new trial and remittur and for judgment as a matter of law and the plaintiffs filed motions to treble the civil judgment, impose the maximum fines and penalties and to assess attorney’s fees, costs and expenses against us. The trial began on October 4, 2006, and the case was submitted to the jury on October 27, 2006. On October 30, 2006, the jury returned a verdict against us and AMERIGROUP Illinois, Inc. in the amount of $48.0 million which under applicable law would be trebled to $144.0 million plus penalties, and attorney’s fees, costs and expenses. The jury also found that there were 18,130 false claims. The statutory penalties allowable under the False Claims Act range between $5,500 and $11,000 per false claim. The statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, 740 ILC 175/3, range between $5,000 and $10,000 per false claim.

On March 13, 2007, the Court entered a judgment against AMERIGROUP Illinois, Inc., and AMERIGROUP Corporation in the amount of approximately $334.0 million which includes the trebling of damages and false claim penalties. Under the Federal False Claims Act, the counsel for the Relator is entitled to collect their attorney’s fees, costs and expenses in the event the Relator’s claim is successful. On April 3, 2007, we delivered an irrevocable letter of credit in the amount of $351.3 million, which includes estimated interest on the judgment for one year, to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern District to stay the enforcement of the judgment pending appeal. On May 11, 2007 we filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit. On September 6, 2007, pursuant to a joint stipulation and order, we caused to be posted with the Court a surety bond in the amount of $8.4 million as the attorney’s fees, costs and expenses that Relator’s counsel would receive in the event the Plaintiffs prevail on the appeal. On September 17, 2007 we filed our memorandum of law in support of our appeal with the Court of Appeals. On December 17, 2007, the United States of America and the State of Illinois filed a joint brief, and the Relator filed a brief, in response to our memorandum of law. We have until February 29, 2008, to file our reply to these briefs with the Court of Appeals, which we intend to do. Following filing this brief, we expect the Court of Appeals to set a date for oral arguments prior to rendering a decision. While we do not control this timeline, it is possible the Court of Appeals could render a decision as early as summer 2008, but there is no assurance that the decision will not occur at an earlier or later date.

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

As a result of the Qui Tam Litigation, it is possible that state or federal governments will subject us to greater regulatory scrutiny, investigation, action, or litigation. We have proactively been in contact with all of the insurance and Medicaid regulators in the states in which we operate as well as the Office of the Inspector General of the Department of Health and Human Services (“OIG”), with respect to the practices at issue in the Qui Tam Litigation. In connection with our discussions with the OIG, we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006. Effective October 1, 2007, we entered into an indefinite extension of the tolling agreement which can be terminated by either party upon 90 days written notice. In some circumstances, state or federal governments may move to exclude a company from contracts as a result of a civil verdict under the False Claims Act. We are unable to predict at this time what, if any, further action any state or federal regulators may take. Exclusion is a discretionary step which we believe would not be commenced, if at all, until all appeals had been exhausted. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

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

Batty Litigation

In March 2005, Colleen Batty, a former employee of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower complaint under seal against us and our former Illinois subsidiary AMERIGROUP Illinois, Inc. in the District Court in the Northern District of Illinois. The action, which is styled United States of America ex. rel. Colleen Batty, State of Illinois ex. rel. Colleen Batty and Colleen Batty, individually v. AMERIGROUP Illinois, Inc. and AMERIGROUP Corporation, was unsealed in May 2007. Ms. Batty’s complaint alleged, among other things, that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by underpaying certain hospitals in connection with emergency services delivered in out-of-network settings. The federal government and the State of Illinois declined to intervene in the suit. Ms. Batty’s complaint also alleged wrongful discharge of her employment in violation of the False Claims Act and the Illinois Whistleblower and Protection Act. Ms. Batty’s complaint sought: (i) an unspecified amount of compensatory damages under the False Claims Act and Illinois Whistleblower and Protection Act, which damages, if any, would be trebled under applicable law; (ii) statutory penalties allowable under the False Claims Act which range between $5,500 and $11,000 per false claim and statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, which range between $5,000 and $10,000 per false claim; and (iii) reinstatement to her job, two years’ back pay and compensatory damages. On August 31, 2007 we filed a motion with the Court to dismiss Ms. Batty’s claims. On December 21, 2007, the Court entered an order (the “Order”) granting our motion to dismiss all claims brought by Ms. Batty. The Order dismissed with prejudice all of the federal and state Qui Tam claims asserted by Ms. Batty under the False Claims Act and the Illinois Whistleblower Reward and Protection Act. The Order also dismissed without prejudice the wrongful discharge claims asserted by Ms. Batty. On January 15, 2008, we reached a confidential final settlement of Ms. Batty’s wrongful discharge claims which did not have a material effect on our results of operations. On February 11, 2008, the Court entered an order dismissing the case with prejudice.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Our executive officers, their ages and positions as of February 15, 2008, are as follows:

Name	Age	Position

James G. Carlson	55	President and Chief Executive Officer
James W. Truess	42	Executive Vice President and Chief Financial Officer
Stanley F. Baldwin	59	Executive Vice President, General Counsel and Secretary
Catherine S. Callahan	50	Executive Vice President
Nancy L. Grden	56	Executive Vice President and Chief Marketing Officer
William T. Keena	48	Executive Vice President, Support Operations
John E. Littel	43	Executive Vice President, External Relations
Mary T. McCluskey, M.D.	49	Executive Vice President and Chief Medical Officer
Margaret M. Roomsburg	48	Senior Vice President and Chief Accounting Officer
Leon A. Root, Jr.	54	Executive Vice President and Chief Information Officer
Linda K. Whitley-Taylor	44	Executive Vice President, Associate Services
Richard C. Zoretic	49	Executive Vice President and Chief Operating Officer

James G. Carlson joined us in April of 2003 and serves as our President and Chief Executive Officer. From April 2003 to August 2007, Mr. Carlson was our President and Chief Operating Officer. He has served on our Board of Directors since July 2007. Prior to joining AMERIGROUP, Mr. Carlson was an Executive Vice President of UnitedHealth Group and President of its UnitedHealthcare business unit, which served more than 10 million members in HMO and PPO plans nationwide. Prior to joining us, Mr. Carlson co-founded Workscape, Inc. in 1999, a privately held provider of benefits and workforce management solutions, for which he also served as Chief Executive Officer and a Director.

James W. Truess joined us in July 2006 as Executive Vice President and Chief Financial Officer. Mr. Truess has more than 18 years in the managed care industry, including the last 10 years as a chief financial officer. Prior to joining AMERIGROUP, Mr. Truess served as Chief Financial Officer and Treasurer of Group Health Cooperative from 2000 to 2006. Mr. Truess is a CFA charterholder.

Stanley F. Baldwin joined us in 1997 and serves as our Executive Vice President, General Counsel and Secretary. Mr. Baldwin is licensed to practice law in Virginia, Tennessee and Texas. Prior to joining the Company, Mr. Baldwin served as a senior officer and general counsel of Epic Holdings, Inc., EQUICOR — Equitable HCA Corporation and CIGNA Healthplans, Inc.

Catherine S. Callahan joined us in 1999 and serves as Executive Vice President. From 1999 to January 2008, Ms. Callahan served as our Executive Vice President, Associate Services. Ms. Callahan has more than 25 years of experience in human resources and administration. Prior to joining AMERIGROUP, Ms. Callahan was the Executive Vice President and Chief Administrative Officer for FHC Health Systems, Inc., parent company of ValueOptions, Inc. In 2007, Ms. Callahan has announced her retirement, which will become effective in the second quarter of 2008.

Nancy L. Grden joined us in 2001 and serves as our Executive Vice President and Chief Marketing Officer. Ms. Grden was Founder and President of Avenir, LLC, providing consulting and interim executive services to new ventures, as well as Chief Executive Officer for Lifescape, LLC, a web-based behavioral health services company for employers and providers. Ms. Grden also served as Executive Vice President and Chief Marketing Officer for FHC Health Systems, parent company of ValueOptions, Inc. Previously, Ms. Grden was Executive Vice President, Marketing Services for NationsBank, before the firm became part of Bank of America.

William T. Keena joined us in April 2006 and serves as our Executive Vice President, Support Operations. Prior to joining AMERIGROUP, Mr. Keena was a consultant for Accenture from August 2005 to April 2006. Prior to that, Mr. Keena served as Senior Vice President for Concentra, Inc. from January 2004 to October 2004 and as Senior Vice President Health Plan Operations for Wellcare Healthplan, Inc. from 2002 to 2003.

John E. Littel joined us in 2001 and serves as our Executive Vice President, External Relations. Mr. Littel has worked in a variety of positions within state and federal governments, as well as for non-profit organizations and political campaigns. Mr. Littel served as the Deputy Secretary of Health and Human Resources for the Commonwealth of Virginia. On the federal level, he served as the director of intergovernmental affairs for The White House’s Office of National Drug Control Policy. Mr. Littel also held the position of Associate Dean and Associate Professor of Law and Government at Regent University. Mr. Littel is licensed to practice law in the State of Pennsylvania.

Mary T. McCluskey, M.D. joined us in September 2007 as Executive Vice President and Chief Medical Officer. Prior to joining AMERIGROUP, Dr. McCluskey served in a variety of senior medical positions with Aetna Inc. since 1999, most recently as Chief Medical Officer, Northeast Region. Her previous positions at Aetna included National Medical Director/Head of Clinical Cost Management and Senior Regional Medical Director, Southeast Region.

Margaret M. Roomsburg joined us in 1996 and has served as Controller since 1999. Effective February 1, 2007, Ms. Roomsburg was named Senior Vice President and Chief Accounting Officer. Ms. Roomsburg is a certified public accountant. Prior to joining AMERIGROUP, Ms. Roomsburg was the Director of Finance for Value Options, Inc.

Leon A. Root, Jr. joined us in May 2002 as a Senior Vice President and Chief Technology Officer and has served as our Executive Vice President and Chief Information Officer since June 2003. Prior to joining AMERIGROUP, Mr. Root served as Chief Information Officer at Medunite, Inc., a private e-commerce company founded by Aetna, Cigna, PacifiCare Health Systems and five other national managed care companies.

Linda K. Whitley-Taylor joined us in January 2008 and serves as our Executive Vice President, Associate Services. Prior to joining AMERIGROUP, Ms. Whitley-Taylor was Senior Vice President, Human Resources Operations with Genworth Financial, where she was employed for nineteen years.

Richard C. Zoretic joined us in September of 2003 and serves as our Executive Vice President and Chief Operating Officer. From November 2005 to August 2007, he served as Executive Vice President, Health Plan Operations; and from September 2003 to November 2005, Mr. Zoretic was our Chief Marketing Officer. Prior to joining AMERIGROUP, Mr. Zoretic served as Senior Vice President of Network Operations and Distributions at CIGNA Dental Health from February 2003 to August 2003. Previously, he served in a variety of leadership positions at UnitedHealthcare, including Regional Operating President of United’s Mid-Atlantic operations and Senior Vice President of Corporate Sales and Marketing.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “AGP” since January 3, 2003. From November 6, 2001 until January 2, 2003, our common stock was quoted on the NASDAQ National Market under the symbol “AMGP.” Prior to November 6, 2001, there was no public market for our common stock.

On December 14, 2004, we announced a two-for-one split of our common stock. The stock split was in the form of a one hundred percent stock dividend of one share of common stock for every share of common stock issued and outstanding. The stock dividend was distributed on January 18, 2005, to our shareholders of record on December 31, 2004.

The following table sets forth the range of high and low sales prices for our common stock for the period indicated.

	High	Low

2006
First quarter	$23.31	$18.84
Second quarter	32.69	20.30
Third quarter	33.07	27.40
Fourth quarter	37.15	27.87
2007
First quarter	$39.44	$29.63
Second quarter	32.95	23.35
Third quarter	35.38	23.40
Fourth quarter	38.39	32.85
December 31, 2007 Closing Sales Price	$36.45

On February 15, 2008, the last reported sales price of our common stock was $37.36 per share as reported on the NYSE. As of February 15, 2008, we had 61 shareholders of record.

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

In February 2008, our Board of Directors authorized and approved the 2008 Stock Repurchase Program, whereby we may repurchase up to one million shares of our common stock. Stock repurchases may be made from time to time in the open market or in privately negotiated transactions and will be funded from unrestricted cash. We intend to adopt written plans pursuant to Rule 10b5-1 of the Exchange Act to effect the repurchase of a portion of shares authorized. The number of shares repurchased and the timing of the repurchases will be based on the level of available cash, limitations imposed by our Credit Agreement and other factors, including market conditions, the terms of any applicable 10b5-1 plans, and self-imposed blackout periods. There can be no assurances as to the exact number or aggregate value of shares that will be repurchased. The repurchase program may be suspended or discontinued at any time or from time to time without prior notice.

Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the period from December 31, 2002 to December 31, 2007. The graph assumes an initial investment of $100 in AMERIGROUP common stock and in each of the indices.

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

	Value of $100 Invested Over Past 5 Years
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
AGP	$100.00	$140.71	$249.62	$128.41	$236.82	$240.51

Peers	$100.00	$175.79	$240.34	$366.32	$367.49	$419.53

S&P 500	$100.00	$128.68	$142.69	$149.70	$173.34	$182.86

Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Number
			Shares (or Units	(or Approximate
			Purchased	Dollar Value) of
	Total Number	Average	as Part of	Shares (or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	per Share	Announced	Purchased Under the
Period(1)	Purchased	(or Unit)	Plans or Programs	Plans or Programs

October 1 — October 31, 2007	—	$—	—	n/a
November 1 — November 30, 2007	805	36.51	—	n/a
December 1 — December 31, 2007				n/a

Total	805	$36.51	—	—

(1)	The 2005 Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During the three months ended December 31, 2007, certain employees elected to tender shares to the Company in payment of related withholding taxes upon vesting of restricted stock.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in connection with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Selected financial data as of and for each of the years in the five-year period ended December 31, 2007 are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent registered public accounting firm. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect the two-for-one stock split effective January 18, 2005.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

Income Statement Data:
Revenues:
Premium	$3,872,210	$2,795,810	$2,311,599	$1,813,391	$1,615,508
Investment income and other	73,320	39,279	18,310	10,340	6,726

Total revenues	3,945,530	2,835,089	2,329,909	1,823,731	1,622,234

Expenses:
Health benefits	3,216,070	2,266,017	1,957,196	1,469,097	1,295,900
Selling, general and administrative	499,000	369,896	258,446	191,915	186,856
Depreciation and amortization	31,604	25,486	26,948	20,750	23,650
Interest	12,291	608	608	731	1,913

Total expenses	3,758,965	2,662,007	2,243,198	1,682,493	1,508,319

Income before income taxes	186,565	173,082	86,711	141,238	113,915
Income tax expense	70,115	65,976	33,060	55,224	46,591

Net income	$116,450	$107,106	$53,651	$86,014	$67,324

Basic net income per share	$2.21	$2.07	$1.05	$1.73	$1.56

Weighted average number of shares outstanding	52,595,503	51,863,999	51,213,589	49,721,945	43,245,408

Diluted net income per share	$2.16	$2.02	$1.02	$1.66	$1.48

Weighted average number of common shares and dilutive potential common shares outstanding	53,845,829	53,082,933	52,857,682	51,837,579	45,603,300

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents and short and long-term investments	$1,067,294	$776,273	$587,106	$612,059	$535,103
Total assets	2,088,621	1,345,695	1,093,588	919,850	826,021
Long-term debt, less current portion	361,458	—	—	—	—
Total liabilities	1,174,714	577,110	452,034	351,138	364,307
Stockholders’ equity	913,907	768,585	641,554	568,712	461,714

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, SCHIP, FamilyCare and Medicare Advantage programs. We were founded in December 1994 with the objective of becoming the leading managed care organization in the U.S. focused on serving people who receive these types of benefits. We continue to believe that managed healthcare remains the only proven mechanism that significantly reduces medical costs, helps our government partners control their costs, and improves health outcomes for those receiving these types of benefits.

Revenue Growth in 2007

As of December 31, 2007, our membership has increased by 395,000 members or 30.0% to 1,711,000 members, which includes approximately 183,000 members for which ASO services are provided. The membership growth is due primarily to our entry into the Tennessee market in the Middle-Grand region in April 2007 and the Western region with our acquisition of MMCC effective November 1, 2007. Premium revenues increased approximately $1,076.4 million or 38.5%. This increase is due primarily to (1) commencement of operations in Middle Tennessee; (2) a full year impact of operations in Georgia which began serving members in June 2006 in Atlanta and in the remaining regions we serve in the fall of 2006; (3) expansion of services to ABD members in two new Texas markets, Austin and San Antonio beginning in 2007; and (4) the initiation of services to ABD members in Ohio in February 2007. The remaining growth in 2007 is a result of premium rate increases and yield increases resulting from changes in membership mix across many of our markets.

Investment income and other increased $34.1 million from $39.3 million for the year ended December 31, 2006 to $73.4 million for the year ended December 31, 2007 primarily as a result of higher interest rates and an increase in the average balance of invested assets over the prior year. The increase in the average invested balances was largely driven by the establishment of restricted assets held as collateral in 2007.

Opportunities for Future Membership Growth

In September 2007, we received approval from CMS to offer both Medicare Advantage Special Needs Plans and Medicare Advantage health plans in the following states: Florida, Maryland, New Jersey, New Mexico, New York, Tennessee and Texas. We had previously offered Medicare Advantage Special Needs Plans in Maryland and Texas. We expanded our service areas in these two states and added Medicare Advantage health plans. We are serving members in all seven states beginning in January 2008.

In August 2007, we concluded the contracting process with the State of South Carolina to begin serving Medicaid enrollees under the new South Carolina Healthy Connections Choices Program. The program will be implemented by region, with the Midlands Region, or the Columbia area, designated as the first area of service. We began enrollment in December 2007.

On April 1, 2007, AMERIGROUP Tennessee, Inc. began offering healthcare coverage to Medicaid members in the State of Tennessee for the Middle-Grand region. As of December 31, 2007, AMERIGROUP Tennessee, Inc. served approximately 186,000 members in the Middle-Grand region. On November 1, 2007, we acquired the contract rights and substantially all of the assets of MMCC, including substantially all of the assets of Midsouth Health Solutions, Inc., a subsidiary of MMCC. As of December 31, 2007, AMERIGROUP Tennessee, Inc. served approximately 170,000 members under an ASO arrangement in the West Tennessee region as a result of this acquisition. We believe this acquisition will strengthen our ability to respond to the West Tennessee request for proposal (“RFP”) that was released in January 2008. The State of Tennessee intends to convert the contracts in that region from an ASO arrangement to a risk arrangement.

We are in the process of establishing a contract with the State of New Mexico to serve the long-term care segment of the Medicaid population. Depending upon the pace of implementation established by the State, we may begin operations in 2008.

We can make no assurance that these efforts will result in new business for us or if that new business will be favorable to our results of operations or financial condition.

As of December 31, 2007, approximately 39% of our current membership has resulted from eleven acquisitions. We periodically evaluate acquisition opportunities to determine if they align with our business strategy. We continue to believe acquisitions can be an important part of our long-term growth strategy.

Market Updates

On January 28, 2008 we submitted our response to a request for proposal for expanded markets and reprocurement of our existing markets for the Florida Healthy Kids program. We anticipate the state will award contracts in early-to-mid-2008 with an implementation date of fall of 2008.

In March 2007, the District of Columbia released an RFP to provide managed care services to Medicaid and D.C. Alliance members in the District. Our subsidiary, AMERIGROUP Maryland, Inc., submitted a response to the RFP on July 24, 2007. We anticipate that the District will award the contracts to between two and four managed care organizations, based upon a best-value evaluation which includes premium rates, in mid-2008. We anticipate implementation following a contract award. If we are not awarded a contract through this process, we can make no assurance that our business, results of operations and financial condition would not be materially and adversely affected.

Contingencies

Update on the Qui Tam Litigation

As described in Item 3 — Legal Proceedings of this Form 10-K, we have appealed the $334.0 million verdict against us in the Qui Tam Litigation to the United States Court of Appeals for the Seventh Circuit. On September 17, 2007, we filed our memorandum of law in support of our appeal with the Court of Appeals. On December 17, 2007, the United States of America and the State of Illinois filed a joint brief, and the Relator filed a brief, in response to our memorandum of law. We have until February 29, 2008 to file our reply to these briefs with the Court of Appeals, which we intend to do. Following filing this brief, we expect the Court of Appeals to set a date for oral arguments prior to rendering a decision. While we do not control this timeline it is possible the Court of Appeals could render a decision as early as summer 2008, but there is no assurance that the decision will not occur at an earlier or later date.

Although it is possible that the ultimate outcome of the Qui Tam Litigation judgment will not be favorable to us, the amount of loss, if any, is uncertain. Accordingly, we have not recorded any amounts in the Consolidated Financial Statements for unfavorable outcomes, if any, as a result of the Qui Tam Litigation judgment. There can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity. For additional information on the Qui Tam Litigation, see “Item 3 — Legal Proceedings — Qui Tam.”

Experience Rebate Payable

AMERIGROUP Texas, Inc. is required to pay an experience rebate to the State of Texas in the event profits exceed established levels. The experience rebate calculation reports that we filed for the state fiscal years (SFYs) 2000 through 2005 have been audited by a contracted auditing firm retained by the State. In their report, the auditor challenged the inclusion in the experience rebate calculation of certain expenses incurred by the Company in providing services to AMERIGROUP Texas, Inc. for services obtained from AMERIGROUP Corporation under an administrative services agreement. The audits of experience rebate calculation reports for SFYs 2006 and 2007 are in process.

In February 2008, we resolved all of the open audit issues with respect to the experience rebate calculation reports for SFYs 2005 and prior and those experience rebate reports are now final. With respect to the experience rebate calculation reports for SFYs 2006 and 2007, we also reached agreement on the nature and amount of the administrative expenses incurred by AMERIGROUP Texas, Inc., for services provided by AMERIGROUP Corporation under the administrative services agreement that can be included in the experience rebate calculation. The impact of this resolution has been fully recognized in our consolidated financial statements for the year ended

December 31, 2007 which resulted in an increase to selling, general and administrative expenses of approximately $7.4 million.

Risk Sharing Receivable

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”), which includes Cook Children’s Medical Center (“CCMC”) that was terminated as of August 31, 2005. Under the risk-sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We have recorded a receivable in the accompanying Condensed Consolidated Financial Statements for the 2005 contract year, in the amount of $10.6 million, as of December 31, 2007. The contract with CCHCN prescribes reconciliation procedures which have been completed. CCHCN subsequently engaged external auditors to review all medical claims payments made for the 2005 contract year and has provided the preliminary results to us. We are currently in discussions with the parties regarding resolution of this matter. Although we continue to believe this to be a valid receivable, if we are unable to resolve this matter resulting in payment in full to us, our results of operations may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

New Jersey Provider Network

In December 2006, AMERIGROUP New Jersey, Inc., our New Jersey subsidiary, received a notice of deficiency for failure to meet provider network requirements in several New Jersey counties as required by our Medicaid contract with New Jersey. To date, we have not received notice of any final determination regarding our compliance with provider network requirements or possible fines and penalties. If we are unable to materially satisfy the provider network requirements, the State of New Jersey could impose fines and penalties that could have a material impact on our financial results.

Florida Behavioral Health

A Florida Statute (the “Statute”) gives the Florida Agency for Health Care Administration (“AHCA”) the right to contract with entities to provide comprehensive behavioral healthcare services, including mental health and substance abuse services. The Statute further requires the contractor to use at least 80% of the capitation for the provision of behavioral healthcare services, with any shortfall in the 80% expenditure being refunded to the State. In April 2007, our Florida subsidiary AMERIGROUP Florida Inc., and AHCA resolved the disagreement regarding this matter for the 2004 and 2005 contract years and AMERIGROUP Florida, Inc. paid approximately $5.3 million to AHCA.

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

Revenue recognition

We generate revenues primarily from premiums and ASO fees we receive from the states in which we operate to arrange for health benefit services for our members. We receive premiums from CMS for our Medicare Advantage members. We recognize premium and ASO fee revenue during the period in which we are obligated to provide services to our members. A fixed amount per member per month is paid to us to arrange for healthcare benefit services for our members pursuant to our contracts in each of our markets. These premium payments are based upon eligibility lists produced by our government partners. Errors in this eligibility determination on which we rely can result in positive and negative revenue adjustments to the extent this information is adjusted by the state. Adjustments to eligibility data received from our government partners result from retroactive application of enrollment or disenrollment of members or classification changes of members between rate categories that were not known by us in previous months due to timing of the receipt of data or errors in processing by our government partners. These changes while common are not generally large. Retroactive adjustments to revenue for corrections in eligibility data are recorded in the period in which the information becomes known. We estimate the amount of outstanding retroactivity each period and adjust premium revenue accordingly, if appropriate. Historically, the impact of these adjustments has represented less than 1% of annual revenue, which results in a negligible impact on annual earnings as changes in revenue are typically accompanied by corresponding changes in the related health benefits expense. We believe this historical experience represents what is reasonably likely to occur in future periods.

In all of the states in which we operate, except Tennessee and Virginia, we are eligible to receive supplemental payments to offset the health benefits expenses associated with the birth of a baby. Each state contract is specific as to what is required before payments are collectible. Upon delivery of a baby, each state is notified according to our contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member based on our authorization system for these services. Changes in authorization and claims data used to estimate supplemental revenues can occur as a result of changes in eligibility noted above or corrections of errors in the underlying data. Adjustments to revenue for corrections to authorization and claims data are recorded in the period in which the corrections become known. Historically, the impact of these adjustments has represented less than 1% of annual revenue which results in a negligible impact on annual earnings as changes in revenue are typically accompanied by corresponding changes in the related health benefits expense. We believe this historical experience represents what is reasonably likely to occur in future periods.

Estimating health benefits expense and claims payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2007, this liability was $541.2 million and represented 46% of our total consolidated liabilities. Included in this liability and the corresponding health benefits expenses for incurred but not reported (IBNR) claims are the estimated costs of processing such claims. Health benefits expenses have two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses.

We have used a consistent methodology for estimating our medical expenses and medical claims payable since inception, and have refined our assumptions to take into account our maturing claims, product and market experience. Our reserving practice is to consistently recognize the actuarial best point estimate within a level of confidence required by actuarial standards. Actuarial standards of practice generally require a level of confidence such that the liabilities established for IBNR have a greater probability of being adequate versus being insufficient, or such that the liabilities established for IBNR are sufficient to cover obligations under an assumption of moderately adverse conditions. Adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims at the time of the estimate. Therefore, in many situations, the claim amounts ultimately settled will be less than the estimate that satisfies the actuarial standards of practice.

In developing our medical claims payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For mature incurred months (generally the months prior to the most recent three months), we calculate completion factors using an analysis of claim adjudication patterns over the most recent 39-month period. A completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated as of the date of estimation. We apply the completion factors to actual claims adjudicated-to-date in order to estimate the expected amount of ultimate incurred claims for those months.

We do not believe that completion factors are fully credible for estimating claims incurred for the most recent two to three months which constitute the majority of the amount of the medical claims payable. Accordingly, we estimate health benefits expenses incurred by applying observed medical cost trend factors to the average per member per month (PMPM) medical costs incurred in a more complete time period. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months for which more complete claim data is available. The average PMPM is also adjusted for known changes in hospital authorization data, provider contracting changes, changes in benefit levels, age and gender mix of members, and seasonality. The incurred estimates resulting from the analysis of completion factors, medical cost trend factors and other known changes are weighted together using actuarial judgment.

Many aspects of the managed care business are not predictable with consistency. These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our members in our assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitated, as opposed to a fee-for-service, basis. These considerations are aggregated in the medical cost trend. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management is required to use considerable judgment in the selection of health benefits expense trends and other actuarial model inputs.

Completion factors are the most significant factors we use in developing our medical claims payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical claims payable estimates for those periods as of December 31, 2007:

Completion Factor	Increase (Decrease) in
Increase (Decrease) in Factor	Medical Claims Payable(1)
(In millions)

(0.50)%	$34.0
(0.25)%	$17.0
0.25%	$(17.0)
0.50%	$(34.0)

(1)	Reflects estimated potential changes in health benefits expenses and medical claims payable caused by changes in completion factors used in developing medical claims payable estimates for older periods, generally periods prior to the most recent three months.

Medical cost PMPM trend factors are the most significant factors we use in estimating our medical claims payable for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical claims payable estimates for the most recent three months as of December 31, 2007:

Medical Cost PMPM Trend	Increase (Decrease) in
Increase (Decrease) in Factor	Medical Claims Payable(2)
(In millions)

10.0%	$31.5
5.0%	$15.7
2.5%	$7.9
(2.5)%	$(7.9)
(5.0)%	$(15.7)
(10.0)%	$(31.5)

(2)	Reflects estimated potential changes in health benefits expenses and medical claims payable caused by changes in medical costs PMPM trend data used in developing medical claims payable estimates for the most recent three months.

The analyses above include those outcomes that are considered reasonably likely based on the Company’s historical experience in estimating its medical claims payable.

Changes in estimates of medical claims payable are primarily the result of obtaining more complete claims information that directly correlates with the claims and provider reimbursement trends. Volatility in members’ needs for medical services, provider claims submission and our payment processes results in identifiable patterns emerging several months after the causes of deviations from assumed trends occur. Since our estimates are based upon PMPM claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experienced medical cost trend. Deviations, whether positive or negative, between actual experience and estimates used to establish the liability are recorded in the period known.

We continually monitor and adjust the medical claims payable and health benefits expense based on subsequent paid claims activity. If it is determined that our assumptions regarding medical cost trends and utilization are significantly different than actual results, our results of operations, financial position and liquidity could be impacted in future periods. Adjustments of prior year estimates may result in additional health benefits expense or a reduction of health benefits expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to medical claims payable occur each quarter and are sometimes significant as compared to the net income recorded in that quarter. Prior period development is recognized immediately upon the actuaries’ judgment that a portion of the prior period liability is no longer needed or that an additional liability should have been accrued.

The following table presents the components of the change in medical claims payable for the three years ended December 31 (in thousands):

	2007	2006	2005

Medical claims payable as of January 1	$385,204	$348,679	$241,253
Medical claims payable assumed from businesses acquired during the year	—	—	27,424
Health benefits expenses incurred during the year:
Related to current year	3,284,302	2,328,863	1,982,880
Related to prior years	(68,232)	(62,846)	(25,684)

Total incurred	3,216,070	2,266,017	1,957,196
Health benefits payments during the year:
Related to current year	2,769,331	1,971,505	1,646,664
Related to prior years	290,770	257,987	230,530

Total payments	3,060,101	2,229,492	1,877,194

Medical claims payable as of December 31	$541,173	$385,204	$348,679

Current year medical claims paid as a percent of current year health benefits expenses incurred	84.3%	84.7%	83.0%

Health benefits expenses incurred related to prior years as a percent of prior year medical claims payable as of December 31	(17.7)%	(18.0)%	(10.7)%

Health benefits expenses incurred related to prior years as a percent of the prior year’s health benefits expenses related to current year	(2.9)%	(3.2)%	(1.7)%

Health benefits expenses incurred during the year, related to prior years for the year ended December 31, 2007 of approximately $68.2 million were comparable to that in the prior year of approximately $62.8 million. As our medical claims payable estimate increases in amount due to increases in our membership base and inflationary increases in medical costs, the absolute dollar amount of subsequent changes to that estimate will increase even if the accuracy of our medical claims payable estimate remains consistent as a percentage of our original estimate.

Health benefits expenses incurred during the year, related to prior years for the year ended December 31, 2006 increased approximately $37.1 million from approximately $25.7 million for the year ended December 31, 2005 to approximately $62.8 million for the year ended December 31, 2006. This increase was primarily a result of medical claims payments which increased at a more modest rate than estimated at the end of 2005. Claims payments for dates of service occurring in the early portion of 2005 increased significantly, based on available claims payment information as of December 31, 2005. We estimated health benefits expenses would continue to increase significantly through the remainder of 2005. As claims for medical services delivered in the second half of 2005 were paid during 2006, it became apparent that the elevated cost trends we anticipated did not continue throughout 2005.

As noted above, actuarial standards of practice generally require that the liabilities established for IBNR are sufficient to cover obligations under an assumption of moderately adverse conditions. In many situations, the claims amounts ultimately settled will be less than the estimate that satisfies the actuarial standards of practice. When this occurs, health benefits expenses incurred during a year, related to prior years, may be reduced.

Establishing the liabilities for IBNR, associated with health benefits expenses incurred during a year, related to that current year, at a level sufficient to cover obligations under an assumption of moderately adverse conditions will cause incurred health benefits expenses for that current year to be higher than if IBNR was established without sufficiency for moderately adverse conditions.

Also included in medical claims payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to contracted providers under risk-sharing arrangements.

Premium Deficiency Reserves

In addition to incurred but not paid claims, the liability for medical claims payable includes reserves for premium deficiencies, if appropriate. Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums and investment income on existing medical insurance contracts. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. We did not have any premium deficiency reserves at December 31, 2007.

Income taxes

We account for income taxes in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. On a quarterly basis, we estimate our required tax liability based on enacted tax rates, estimates of book to tax differences in income, and projections of income that will be earned in each taxing jurisdiction. Deferred tax assets and liabilities representing the tax effect of temporary differences between financial reporting net income and taxable income are measured at the tax rates enacted at the time the deferred tax asset or liability is recorded.

After tax returns for the applicable year are filed, the estimated tax liability is trued up to the actual liability per the filed federal and state tax returns. Historically, we have not experienced significant differences between our estimates of tax liability and our actual tax liability.

Similar to other companies, we sometimes face challenges from the tax authorities regarding the amount of taxes due. Positions taken on our tax returns are evaluated and benefits are recognized only if it is more likely than not that our position will be sustained on audit. Based on our evaluation of tax positions, we believe that we have appropriately accounted for potential tax exposures.

In addition, we are periodically audited by federal and state taxing authorities and these audits can result in proposed assessments. We believe that our tax positions comply with applicable tax law and, as such, will vigorously defend these positions on audit. We believe that we have adequately provided for any reasonable foreseeable outcome related to these matters. Although the ultimate resolution of these audits may require additional tax payments, we do not anticipate any material impact to earnings.

For further information, please reference Note 6 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in this Form 10-K. See also the Recent Accounting Standards disclosure included in this Discussion of Critical Accounting Policies for information on the recently issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). For calendar year companies, FIN 48 was effective January 1, 2007.

Goodwill and intangible assets

The valuation of goodwill and intangible assets at acquisition requires assumptions regarding estimated discounted cash flows and market analyses. These assumptions contain uncertainties because they require management to use judgment in selecting the assumptions and applying the market analyses to the individual acquisitions. Additionally, impairment evaluations require management to use judgment to determine if impairment of goodwill and intangible assets is apparent. We have applied a consistent methodology in both the original valuation and subsequent impairment evaluations for all goodwill and intangible assets resulting from acquisitions occurring since the adoption FASB Statement No. 142 Goodwill and Other Intangible Assets. We do not anticipate any changes to that methodology, nor has any impairment loss resulted from our analyses. If the assumptions used to evaluate the value of goodwill and intangible assets change in the future, an impairment loss may be recorded and it could be material to our results of operations in the period in which the impairment loss occurs.

Recent Accounting Standards

On July 13, 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities. The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded a $9.2 million increase to retained earnings as of January 1, 2007. As of the date of adoption, the total gross amount of unrecognized tax benefits was $0.3 million excluding interest. The gross amount of unrecognized tax benefits is $0.9 million (excluding interest) as of December 31, 2007. Of this total, $0.6 million (net of the federal benefit on state issues) represents the total amount of tax benefits that, if recognized, would impact the effective rate. For further information, please reference Note 6 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in this Form 10-K.

In August 2007, the FASB proposed FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2008, and applied retrospectively to prior periods. If adopted, this FSP would change the accounting treatment for our $260.0 million 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007. If adopted in its current form, the impact of this new accounting treatment could be significant to our results of operations and result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We estimate earnings per diluted share could decrease by approximately $0.11 to $0.12 annually as a result of the adoption of this FSP. As the guidance is emerging and still under consideration regarding its effective date and scope, we can make no assurances that the actual impact upon adoption will not differ materially from our estimates.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“FASB Statement No. 141(R)”). FASB Statement No. 141(R) establishes principles and requirements for how an acquirer determines and recognizes in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FASB Statement No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FASB Statement No. 141(R) is effective for any transaction occurring in fiscal years beginning after December 15, 2008; therefore, it will have no impact on our current results of operations and financial condition; however, future acquisitions will be accounted for under this guidance.

Results of Operations

The following table sets forth selected operating ratios for the years ended December 31, 2007, 2006 and 2005. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

	Years Ended December 31,
	2007	2006	2005

Premium revenue	98.1%	98.6%	99.2%
Investment income and other	1.9	1.4	0.8

Total revenues	100.0%	100.0%	100.0%

Health benefits(1)	83.1%	81.1%	84.7%
Selling, general and administrative expenses	12.6%	13.0%	11.1%
Income before income taxes	4.7%	6.1%	3.7%
Net income	3.0%	3.8%	2.3%

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Summarized comparative financial information for the years ending December 31, 2007, 2006 and 2005 are as follows ($ in millions, except per share data)

	December 31,			% Change
	2007	2006	2005	2006-2007	2005-2006

Revenues:
Premium	$3,872.2	$2,795.8	$2,311.6	38.5%	20.9%
Investment income and other	73.4	39.3	18.3	86.8%	114.8%

Total revenues	3,945.6	2,835.1	2,329.9	39.2%	21.7%
Expenses:
Health benefits	3,216.1	2,266.0	1,957.2	41.9%	15.8%
Selling, general and administrative	499.0	369.9	258.4	34.9%	43.2%
Depreciation and amortization	31.6	25.5	26.9	23.9%	(5.2)%
Interest	12.3	0.6	0.6	1950.0%	0.0%

Total expenses	3,759.0	2,662.0	2,243.1	41.2%	18.7%

Income before income taxes	186.6	173.1	86.8	7.8%	99.4%
Income tax expense	70.1	66.0	33.1	6.2%	99.4%

Net income	$116.5	$107.1	$53.7	8.8%	99.4%

Diluted net income per common share	$2.16	$2.02	$1.02	6.9%	98.0%

Revenues

Premium revenue for the year ended December 31, 2007 increased $1,076.4 million, or 38.5%. The increase was primarily due to entry into Tennessee, expansion regions in Georgia and ABD expansion in San Antonio and Austin, Texas and the Southwest Region of Ohio. Additionally, our existing products and markets contributed further to revenue growth from premium rate increases and yield increases resulting from changes in membership mix. Total membership increased 30.0% to 1,711,000 as of December 31, 2007 from 1,316,000 as of December 31, 2006.

Premium revenue for the year ended December 31, 2006 increased $484.2 million, or 20.9%. The increase was primarily due to entry into the Georgia market, commencement of operations as a Medicare Advantage plan in our Houston, Texas market and premium rate increases. Total membership increased 16.6% to 1,316,000 as of December 31, 2006 from 1,129,000 as of December 31, 2005.

The following table sets forth the approximate number of our members in each state for the periods presented. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we offer Medicare Advantage plans.

	December 31,
Market	2007	2006	2005

Texas(1)	460,000	406,000	399,000
Tennessee(2)	356,000	—	—
Georgia	211,000	227,000	—
Florida	206,000	202,000	219,000
Maryland	152,000	145,000	141,000
New York	112,000	126,000	138,000
New Jersey	98,000	102,000	109,000
Ohio	54,000	46,000	22,000
District of Columbia	38,000	40,000	41,000
Virginia	24,000	22,000	19,000
South Carolina	—	—	—
Illinois	—	—	41,000

Total	1,711,000	1,316,000	1,129,000

(1)	Included in the Texas membership are approximately 13,000, 14,000, and 10,000 members under an ASO contract in 2007, 2006 and 2005, respectively.

(2)	Included in the Tennessee membership are approximately 170,000 members under an ASO contract in 2007 commencing with the MMCC acquisition effective November 1, 2007.

As of December 31, 2007, we served approximately 1,711,000 members, which reflects an increase of approximately 395,000 members compared to December 31, 2006. Our entry into the Tennessee market in April 2007 resulted in approximately 186,000 members at year end. In addition, the acquisition of MMCC on November 1, 2007, increased our Tennessee membership by approximately 170,000 members. The ABD expansion markets in Texas and Ohio, which began enrollment in February 2007, increased membership by approximately 30,000 members. Texas membership has further increased as the State of Texas eliminated the primary care case management program, which expanded participation in health plans such as ours. These increases were offset by the contraction of the New York market whose membership decreased by 14,000 resulting from more stringent guidelines for eligibility re-determination implemented by the state in 2006 and a reduction in the size of our New York sales force in response to limits imposed by the State on marketing programs. Additionally, Georgia membership decreased by 16,000 resulting primarily from a decline in the overall eligible population as well as changes in our marketing programs during the year.

Investment income and other increased $34.1 million or 86.8% during the year ended December 31, 2007 and $21.0 million or 114.8% during the year ended December 31, 2006. These increases in investment income and other are primarily due to higher interest rates and increases in the average balance of invested assets. Additionally, 2007 benefited from approximately $14.2 million in income earned on restricted assets held as collateral. These assets were established in March and April 2007 from proceeds from borrowings under our Credit Agreement and the issuance of 2.0% Convertible Senior Notes due May 15, 2012, discussed below.

Health benefits

Expenses relating to health benefits for the year ended December 31, 2007 increased $950.1 million, or 41.9%. The HBR for the year ended December 31, 2007 was 83.1% compared to 81.1% in 2006. Our 2007 results compared to 2006 reflect an increase in HBR primarily as a result of a higher proportion of our business in developing markets. These developing markets (which include Georgia, Tennessee, Ohio ABD, and Texas ABD as well as Maryland Medicare Advantage, all as of December 31, 2007) generally have a higher HBR than our mature markets due to the introduction of managed care into a previously unmanaged population and the associated start-up period required to identify and implement appropriate care management and disease management strategies for the population. These markets have generally performed at expected levels for the year ended December 31, 2007. Expenses relating to health benefits for the year ended December 31, 2006 increased $308.8 million, or 15.8%. The HBR of 81.1% for the year ended December 31, 2006 improved over that for the year ended December 31, 2005 of 84.7% as a result of premium rate increases that exceeded medical trend and commencement of Medicare Advantage operations in our Houston, Texas market.

Selling, general and administrative expenses

SG&A increased $129.1 million for the year ended December 31, 2007 compared to 2006. Our SG&A ratio for the year ended December 31, 2007 was 12.6% compared to 13.0% in 2006. The decrease in SG&A ratio is primarily a result of leverage gained through increased revenue. The increase in SG&A expenses was primarily due to:

•	a growth in salaries and benefits expenses due to a 19.6% increase in the number of employees;

•	an increase in premium taxes from revenue growth in markets where the tax is levied; and

•	an increase in experience rebate expense in Texas driven by two factors: an accrual of $7.4 million associated with the resolution of audit items on all open experience rebate reports for prior years; and the experience rebate expense associated with the favorable operational performance in the State.

SG&A increased $111.5 million for the year ended December 31, 2006 compared to 2005. Our SG&A ratio for the year ended December 31, 2006 was 13.0% compared to 11.1% in 2005. The increase in SG&A ratio was primarily due to:

•	an increase in salaries and benefits as a result of a 30% increase in employees, stock compensation expense related to the adoption of FASB Statement No. 123(R) and earnings-based compensation not provided for in the preceding year;

•	an increase in premium taxes as a result of our entry into the Georgia market, increased revenues in our Maryland and Ohio markets which bear premium tax and an increase in the premium tax rate in New Jersey;

•	an increase in legal expenses related to the Qui Tam Litigation; and

•	an increase in operational and technological initiatives and recruiting expenses to support the Company’s growth.

Premium taxes were $85.2 million, $47.1 million and $25.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Depreciation and amortization expense

Depreciation and amortization expense was $31.6 million, $25.5 million and $26.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase from 2006 to 2007 is a result of greater depreciable assets, the write-off of debt issuance costs related to the termination of the Company’s previous $150.0 million credit agreement and an increase in amortization of debt issuance costs as a result of the new Credit Agreement entered into in March 2007.

Interest expense

Interest expense was $12.3 million for the year ended December 31, 2007 and $0.6 million in each of the years ended December 31, 2006 and 2005. The increase in interest expense is a result of borrowings under our Credit Agreement and the issuance of the 2.0% Convertible Senior Notes due May 15, 2012, discussed below.

Provision for income taxes

Income tax expense for 2007 and 2006 was $70.1 million and $66.0 million, respectively, with an effective tax rate of 37.6% in 2007 and 38.1% in 2006. Income tax expense for 2005 was $33.1 million with an effective tax rate of 38.1%. The decrease in effective tax rate from 2007 to 2006 is primarily a result of the decrease in the blended state income tax rate. The effective tax rate remained unchanged between 2006 and 2005 as the increase in the blended state income tax rate was offset by increases in federal tax exempt interest income.

Net income

Net income for 2007 was $116.5 million, or $2.16 per diluted share, compared to $107.1 million, or $2.02 per diluted share in 2006. Net income for 2005 was $53.7 million or $1.02 per diluted share. Net income increased from 2006 to 2007 as a result of growth in total revenues (associated with geographic expansion, membership increases, premium rate increases and investment income increases) limiting the increase in HBR, and reducing SG&A as a percentage of revenues.

Net income increased from 2005 to 2006 as a result of actuarially sound premium rate increases in excess of medical trend, favorable prior period development and commencement of operation as a Medicare Advantage plan in Texas.

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flows from operations and borrowings under our Credit Agreement. As of December 31, 2007, we had cash and cash equivalents of $487.6 million, short and long-term investments of $579.7 million and restricted investments on deposit for licensure of $89.5 million. Cash, cash equivalents, and investments which are unrestricted and unregulated totaled $206.4 million at December 31, 2007.

We believe that existing cash and investment balances, internally generated funds and available funds under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at December 31, 2007 was 29.9%. As a result of significant borrowings under the Credit Agreement and the related debt service and issuance of the 2.0% Convertible Senior Notes, our access to additional capital may be limited which could restrict our ability to acquire new businesses or enter new markets and could impact our ability to maintain statutory net worth requirements in the states in which we do business.

Our operations are conducted through our wholly-owned subsidiaries, which include HMOs, one HIC and one PHSP. HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations.

As of December 31, 2007, we believe our subsidiaries were in compliance with all minimum statutory capital requirements. We anticipate the parent company will be required to fund minimum net worth shortfalls during 2008 using unregulated cash, cash equivalents and investments. We believe as a result that we will continue to be in compliance with these requirements at least through the end of 2008.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs and other entities bearing risk for healthcare coverage that are designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (“RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from requiring insurers to submit a comprehensive plan to the state insurance commissioner to requiring the state insurance commissioner to place the insurer under regulatory control. At December 31, 2007, the RBC ratio of each of the Company’s health plans was at or above the level that would require regulatory action. Although not all states had adopted these rules at December 31, 2007, at that date, each of the Company’s active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

Cash and Investments

Cash from operations was $350.7 million for the year ended December 31, 2007 compared to $235.7 million for the year ended December 31, 2006. The increase in cash from operations is primarily due to an increase in net income prior to depreciation, amortization and other noncash items of $28.2 million as well as an increase of approximately $81.1 million in cash flows generated from working capital changes. We generated operating cash flows from working capital changes of $187.4 million in 2007 and $106.3 million in 2006. The year-over-year increase primarily resulted from an increase in claims payable of $156.0 million driven by growth of the business, offset by an increase in premium receivables and a decline in the growth of accounts payable, accrued expenses and other current liabilities between the years.

Cash used in investing activities was $431.5 million for the year ended December 31, 2007 compared to cash used in investing activities of $342.2 million for the year ended December 31, 2006. This increase in cash used in investing activities results primarily from net purchases of restricted investments held as collateral of $351.3 million to fund the irrevocable letter of credit required to stay the execution of the judgment in the Qui Tam Litigation and net purchases of hedge and warrant instruments of $27.0 million offset by lower net investment purchases of $295.2 million. We currently anticipate total capital expenditures for 2008 of approximately $45.0 million to $50.0 million related to technological infrastructure development and the expansion of our medical management system.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of December 31, 2007, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is less than twelve months. We utilize investment vehicles such as money market funds, commercial paper, certificates of deposit, municipal bonds, debt securities of government sponsored entities, corporate securities, corporate bonds, auction rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The weighted average taxable equivalent yield on consolidated investments as of December 31, 2007 was approximately 5.02%.

As of December 31, 2007, $104.6 million of our $199.9 million in short-term investments were comprised of municipal notes investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry a AAA credit rating. Subsequent to December 31, 2007 all of the $104.6 million of auction rate securities that we held at the balance sheet date were either sold or had their interest rate reset through a successful auction. As of February 20, 2008, $104.4 million of our investments were comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 28 or 35 days. As of February 20, 2008, auctions had failed for $39.2 million of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements for the first quarter of 2008 or in other future periods. In addition, while all of our auction rate securities are currently rated AAA, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

We believe we will be able to liquidate our auction rate securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees or municipal bond insurance; however, it could take until the final maturity of the underlying securities to realize our investments’ recorded value. The final maturity of the underlying securities could be as long as 33 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 25.3 years. We currently have the ability and intent to hold the remaining $104.6 million of auction rate securities, until market stability is restored with respect to these securities. We believe that, even allowing for the reclassification of these securities to long-term and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to support continuing operations, capital expenditures and our growth strategies.

Cash provided by financing activities was $391.7 million and $11.1 million for the years ended December 31, 2007 and 2006, respectively. The increase in cash provided by financing activities was primarily related to proceeds received from the issuance of $260.0 million in aggregate principal amount of 2.0% Convertible Senior Notes and borrowings under the Credit Agreement of $351.3 million net of repayments of outstanding amounts under the Credit Agreement of $222.3 million and payment of debt issuance costs of $11.7 million.

Financing Activities

Credit Agreement

On March 26, 2007, we entered in to a Credit Agreement which provides, among other things, for commitments of up to $401.3 million consisting of (i) up to $351.3 million of financing under a senior secured synthetic letter of credit facility and (ii) up to $50.0 million of financing under a senior secured revolving credit facility. The Credit Agreement terminates on March 15, 2012. We initially borrowed $351.3 million under the senior secured synthetic letter of credit facility of the Credit Agreement. Shortly thereafter, we repaid $221.3 million of such borrowings with the proceeds from the issuance of the 2% Convertible Senior Notes. As a result, pursuant to the terms of the Credit Agreement, unless later amended by the parties, the commitments under the senior secured synthetic letter of credit facility were permanently reduced to $130.0 million and total commitments under the Credit Agreement were permanently reduced to $180.0 million.

The proceeds of the Credit Agreement are available to (i) facilitate an appeal, payment or settlement of the judgment in the Qui Tam Litigation (as defined below), (ii) repay in full certain existing indebtedness, (iii) pay related transaction costs, fees, commissions and expenses, and (iv) provide for the ongoing working capital requirements and general corporate purposes, including permitted acquisitions. The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof. The applicable interest rate was 7.0% at December 31, 2007.

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

Borrowings under the Credit Agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiary, PHP Holdings, Inc., including a pledge of the stock of each of our respective wholly-owned managed care subsidiaries, in each case, subject to carve-outs.

As of December 31, 2007, we had $129.0 million outstanding under the senior secured synthetic letter of credit facility of our Credit Agreement. These funds are held in restricted investments as partial collateral for an irrevocable letter of credit in the amount of $351.3 million, issued to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division. The irrevocable letter of credit was provided to the court for the purpose of staying the enforcement of the judgment in the Qui Tam Litigation pending resolution of our appeal. As of December 31, 2007, we had no outstanding borrowings but have caused to be issued irrevocable letters of credit in the aggregate face amount of $35.6 million under the senior secured revolving credit facility of our Credit

Agreement. We incurred offering expenses totaling $4.8 million in connection with the Credit Agreement which are included in other long-term assets in the Condensed Consolidated Financial Statements and are being amortized over the term of the Credit Agreement.

Convertible Senior Notes

Effective March 28, 2007, we issued an aggregate of $260.0 million in principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (the “Notes’’). In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the Notes and common stock issuable upon conversion of the Notes. The total proceeds from the offering of the Notes, after deducting underwriting fees and estimated offering expenses, were approximately $253.1 million. We incurred offering expenses totaling $6.9 million in connection with the offering of the Notes which are included in other long-term assets in the accompanying Consolidated Financial Statements and are being amortized over the term of the Notes. As of December 31, 2007, approximately $221.3 million of these proceeds plus $1.0 million funded by the Company, are held as restricted investments as the balance of the collateral required for the irrevocable letter of credit which totals $351.3 million, as discussed above. The remainder of the proceeds of the Notes were used in connection with the purchase of convertible note hedges and sold warrants that were established concurrent with the issuance of the Notes as discussed below.

The Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The Notes are senior unsecured obligations of the Company and will rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The Notes will be effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement.

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

Contractual Obligations

The following table summarizes our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments at December 31, 2007 (in thousands):

Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Long-term obligations	$441,594	$38,104	$13,681	$13,589	$13,497	$362,723	$—
Operating lease obligations	95,018	14,482	13,760	12,846	12,045	11,404	30,481
Capital lease obligations	376	376	—	—	—	—	—

Total obligations	$536,988	$52,962	$27,441	$26,435	$25,542	$374,127	$30,481

Operating Lease Obligations.  Our operating lease obligations are primarily for payments under non-cancelable office space leases.

Capital Lease Obligations.  Our capital lease obligations are primarily related to leased furniture, fixtures and equipment. The terms of these leases are normally between three and five years.

Long-term Obligations.  Long-term obligations include amounts payable under our Credit Agreement which terminates March 12, 2012 and our 2.0% Convertible Senior Notes which mature May 15, 2012.

Off-Balance Sheet Arrangements

We have no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships. During the year ended December 31 2007, the Company obtained three letters of credit through our Credit Agreement. A letter of credit for $351.3 million was obtained in March 2007 for the benefit of the clerk of the United States District Court for the Northern District of Illinois on behalf of the Company and AMERIGROUP Illinois, Inc. to stay the enforcement of a judgment in Qui Tam Litigation in the United States District Court for the Northern District of Illinois pending the resolution of the appeal to the United States Court of Appeals for the Seventh Court. See Part I, Item 3, Legal Proceedings. A letter of credit for $18.2 million was obtained in connection with the November 1, 2007 MMCC acquisition to secure the contingent payment under the purchase agreement. Lastly, a letter of credit for the benefit of the State of Georgia Department of Community Health for $17.4 million was obtained in compliance with requirements of the Georgia Medicaid contract.

Commitments

As of December 31, 2007, the Company has no commitments.

Inflation

Although the general rate of inflation has remained relatively stable and healthcare cost inflation has stabilized in recent years, the national healthcare cost inflation rate still significantly exceeds the general inflation rate. We use various strategies to reduce the negative effects of healthcare cost inflation. Specifically, our health plans try to control medical and hospital costs through contracts with independent providers of healthcare services. Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2007, we had short-term investments of $199.9 million, long-term investments of $379.7 million and investments on deposit for licensure of $89.5 million. These investments consist of debt securities with maturities between three months and thirty-three years. These investments are subject to interest rate risk and will decrease in value if market rates increase. Credit risk is managed by investing in highly-rated securities which include U.S. Treasury securities, debt securities of government sponsored entities, municipal bonds, commercial paper, auction rate securities, corporate securities, corporate bonds and money market funds. Our investment policies are subject to revision based upon market conditions and our cash flow and tax strategies, among other factors. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. As of December 31, 2007, a hypothetical 1% change in interest rates would result in an approximate $6.7 million change in our annual investment income or $0.08 change in diluted earnings per share.

We also have interest rate risk from changing interest rates related to our outstanding debt under the Credit Agreement. As of December 31, 2007, we had $129.0 million of Eurodollar-based floating rate debt outstanding under the Credit Agreement. A hypothetical 1% increase in interest rates would increase our annual interest expense by $1.3 million or $0.01 per diluted share net of the related income tax effect.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMERIGROUP Corporation:

We have audited the accompanying consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated income statements and consolidated statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERIGROUP Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, AMERIGROUP Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments. Also as discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, AMERIGROUP Corporation adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMERIGROUP Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
Norfolk, VA
February 22, 2008

Item 8.	Financial Statements and Supplementary Data

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$487,614	$176,718
Short-term investments	199,947	167,703
Restricted investments held as collateral	351,318	—
Premium receivables	82,940	63,594
Deferred income taxes	23,475	21,550
Provider and other receivables	43,913	44,098
Prepaid expenses and other current assets	39,001	27,446

Total current assets	1,228,208	501,109
Long-term investments	379,733	431,852
Investments on deposit for licensure	89,485	68,511
Property, equipment and software, net	97,933	81,604
Deferred income taxes	12,075	—
Other long-term assets	18,178	7,279
Goodwill and other intangible assets, net of accumulated amortization of $29,986 and $27,707 at December 31, 2007 and 2006, respectively	263,009	255,340

	$2,088,621	$1,345,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$541,173	$385,204
Accounts payable	6,775	6,285
Unearned revenue	55,937	26,116
Accrued payroll and related liabilities	47,965	39,951
Accrued expenses and other current liabilities	119,223	104,571
Current portion of long-term debt	27,567	—
Current portion of capital lease obligations	368	795

Total current liabilities	799,008	562,922
Long-term convertible debt	260,000	—
Long-term debt less current portion	101,458	—
Capital lease obligations less current portion	—	415
Deferred income taxes	—	7,637
Other long-term liabilities	14,248	6,136

Total liabilities	1,174,714	577,110

Commitments and contingencies (note 11)
Stockholders’equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 53,129,928 and 52,272,824 at December 31, 2007 and 2006, respectively	532	523
Additional paid-in capital	412,065	391,566
Retained earnings	502,182	376,547

	914,779	768,636

Less treasury stock at cost (25,713 and 1,728 shares at December 31, 2007 and December 31, 2006, respectively)	(872)	(51)

Total stockholders’ equity	913,907	768,585

Total liabilities and stockholders’equity	$2,088,621	$1,345,695

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except for per share data)

Revenues:
Premium	$3,872,210	$2,795,810	$2,311,599
Investment income and other	73,320	39,279	18,310

Total revenues	3,945,530	2,835,089	2,329,909

Expenses:
Health benefits	3,216,070	2,266,017	1,957,196
Selling, general and administrative	499,000	369,896	258,446
Depreciation and amortization	31,604	25,486	26,948
Interest	12,291	608	608

Total expenses	3,758,965	2,662,007	2,243,198

Income before income taxes	186,565	173,082	86,711
Income tax expense	70,115	65,976	33,060

Net income	$116,450	$107,106	$53,651

Net income per share:
Basic net income per share	$2.21	$2.07	$1.05

Weighted average number of common shares outstanding	52,595,503	51,863,999	51,213,589

Diluted net income per share	$2.16	$2.02	$1.02

Weighted average number of common shares and dilutive potential common shares outstanding	53,845,829	53,082,933	52,857,682

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(Dollars in thousands)

Balances at January 1, 2005	50,529,724	$505	$352,417	$215,790	—	$—	$568,712
Common stock issued upon exercise of stock options and purchases under the employee stock purchase plan	1,037,616	11	10,756	—	—	—	10,767
Tax benefit from exercise of stock options	—	—	8,571	—	—	—	8,571
Other	—	—	—	(147)	—	—	(147)
Net income	—	—	—	53,651	—	—	53,651

Balances at December 31, 2005	51,567,340	516	371,744	269,294	—	—	641,554
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	707,212	7	8,734	—	—	—	8,741
Compensation expense related to share-based payments	—	—	8,477	—	—	—	8,477
Tax benefit from exercise of stock options	—	—	2,611	—	—	—	2,611
Treasury stock redeemed for payment of stock option exercise	(1,728)	—	—	—	1,728	(51)	(51)
Other	—	—	—	147	—	—	147
Net income	—	—	—	107,106	—	—	107,106

Balances at December 31, 2006	52,272,824	523	391,566	376,547	1,728	(51)	768,585
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	881,089	9	11,653	—	—	—	11,662
Compensation expense related to share-based payments	—	—	11,879	—	—	—	11,879
Tax benefit from exercise of stock options	—	—	4,664	—	—	—	4,664
Treasury stock redeemed for payment of employee taxes	(23,985)	—	—	—	23,985	(821)	(821)
Purchase of convertible note hedge instruments	—	—	(52,702)	—	—	—	(52,702)
Deferred tax asset related to purchase of convertible note hedge instruments	—	—	19,343	—	—	—	19,343
Sale of warrant instruments	—	—	25,662	—	—	—	25,662
Cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. 48
Accounting for Uncertainty in Income Taxes	—	—	—	9,185	—	—	9,185
Net income	—	—	—	116,450	—	—	116,450

Balances at December 31, 2007	53,129,928	$532	$412,065	$502,182	25,713	$(872)	$913,907

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$116,450	$107,106	$53,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,604	25,486	26,948
Loss (gain) on disposal or abandonment of property, equipment and software	67	725	(61)
Deferred tax benefit	(2,204)	(12,214)	(1,247)
Compensation expense related to share-based payments	11,879	8,477	—
Tax benefit related to exercise of stock options	—	—	8,571
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	(19,346)	12,548	(26,234)
Prepaid expenses, provider and other receivables and other current assets	(18,499)	(21,683)	(15,919)
Other assets	(2,577)	(647)	(1,074)
Claims payable	155,969	36,525	80,002
Accounts payable, accrued expenses and other current liabilities	39,464	57,144	13,828
Unearned revenue	29,821	21,764	(24,600)
Other long-term liabilities	8,112	420	(760)

Net cash provided by operating activities	350,740	235,651	113,105

Cash flows from investing activities:
Purchase of restricted investments held as collateral	(402,812)	—	—
Release of restricted investments held as collateral	51,494	—	—
Purchase of convertible note hedge instruments	(52,702)	—	—
Proceeds from sale of warrant instruments	25,662	—	—
Proceeds from sale of available-for-sale securities	1,618,765	1,576,108	1,120,383
Purchase of available-for-sale securities	(1,602,250)	(1,602,946)	(1,027,478)
Proceeds from redemption of held-to-maturity securities	524,458	383,466	214,333
Purchase of held-to-maturity securities	(521,098)	(641,099)	(237,393)
Purchase of contract rights and related assets	(11,733)	—	—
Purchase of property and equipment and software	(40,334)	(41,102)	(25,819)
Proceeds from redemption of investments on deposit for licensure	63,339	50,006	46,064
Purchase of investments on deposit for licensure	(84,313)	(61,860)	(56,329)
Purchase price adjustment paid	—	(4,766)	—
Stock acquisition, net of cash acquired	—	—	(107,645)

Net cash used in investing activities	(431,524)	(342,193)	(73,884)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	260,000	—	—
Borrowings under credit facility	351,318	—	—
Repayment of borrowings under credit facility	(222,293)	—	—
Payment of debt issuance costs	(11,732)	—	(1,626)
Net (decrease) increase in bank overdrafts	(1,097)	1,397	—
Payment of capital lease obligations	(842)	(1,607)	(3,323)
Proceeds from exercise of stock options and employee stock purchases	11,662	8,690	10,767
Tax benefit related to exercise of stock options	4,664	2,611	—

Net cash provided by financing activities	391,680	11,091	5,818

Net increase (decrease) in cash and cash equivalents	310,896	(95,451)	45,039
Cash and cash equivalents at beginning of year	176,718	272,169	227,130

Cash and cash equivalents at end of year	$487,614	$176,718	$272,169

Non-cash disclosures:
Common stock redeemed for payment of employee taxes	$(821)	$(51)	$—

Cumulative effect of adoption of Financial Accounting Standards Board
Interpretation No. 48,
Accounting for Uncertainty in Income Taxes	$9,185	$—	$—

Deferred tax asset related to purchase of convertible note hedge instruments	$19,343	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,073	$576	$621

Cash paid for income taxes	$77,931	$65,917	$27,494

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollars in thousands, except for per share data)

(1)  Corporate Organization and Principles of Consolidation

(a)	Corporate Organization

AMERIGROUP Corporation (the “Company”), a Delaware corporation, is a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, State Children’s Health Insurance Program (“SCHIP”), FamilyCare and Medicare Advantage.

The company was incorporated in 1994 and began operations of its wholly owned subsidiaries to develop, own and operate as managed healthcare companies.

(b)	Principles of Consolidation

The consolidated financial statements include the financial statements of AMERIGROUP Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(2)  Summary of Significant Accounting Policies and Practices

(a)	Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We had cash equivalents of $436,280 and $142,291 at December 31, 2007 and 2006, respectively, which consist of commercial paper, money market funds, U.S. Treasury Securities, debt securities of government sponsored entities and municipal bonds.

(b)	Short and Long-Term Investments and Investments on Deposit for Licensure

Short and long-term investments and investments on deposit for licensure at December 31, 2007 and 2006 consist of certificates of deposit, commercial paper, money market funds, U.S. Treasury securities, corporate securities, corporate bonds, debt securities of government sponsored entities, municipal bonds and auction rate securities. We consider all investments with original maturities greater than three months but less than or equal to twelve months to be short-term investments. We classify our debt securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2007 and 2006, our auction rate securities are classified as available-for-sale. All other securities are classified as held-to-maturity.

Available-for-sale securities are recorded at fair value. Changes in fair value are reported in other comprehensive income until realized through the sale or maturity of the security. As of December 31, 2007 and 2006, the Company had no unrealized gains or losses related to available-for-sale securities.

Included in short-term investments are auction rate securities totaling $104,575 and $121,090 at December 31, 2007 and 2006, respectively. Auction rate securities are comprised of municipal note investments with an auction reset feature. These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry a AAA credit rating. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 28 or 35 days. An auction failure may occur if parties wishing to sell their securities cannot be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property and equipment was $16,372, $13,714 and $12,978 for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated useful lives are as follows:

Leasehold improvements	3-15 years
Furniture and fixtures	7 years
Equipment	3-5 years

(d)	Software

Software is stated at cost less accumulated amortization in accordance with Statement of Position 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Software is amortized over its estimated useful life of three to ten years, using the straight-line method. Amortization expense on software was $9,543, $6,723 and $5,477 for the years ended December 31, 2007, 2006 and 2005, respectively.

(e)	Goodwill and Other Intangibles

Goodwill represents the excess of cost over fair value of businesses acquired. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“FASB Statement No. 142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. FASB Statement No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

(f)	Other Assets

Other assets include cash on deposit for payment of claims under administrative services only arrangements, deposits, debt issuance costs and cash surrender value of life insurance policies.

(g)	Income Taxes

We account for income taxes in accordance with the provisions of the FASB Statement No. 109, Accounting for Income Taxes. On a quarterly basis, we estimate our required tax liability based on enacted tax rates, estimates of book to tax differences in income, and projections of income that will be earned in each taxing jurisdiction. Deferred tax assets and liabilities representing the tax effect of temporary differences between financial reporting net income and taxable income are measured at the tax rates enacted at the time the deferred tax asset or liability is recorded.

After tax returns for the applicable year are filed, the estimated tax liability is trued up to the actual liability per the filed federal and state tax returns. Historically, we have not experienced significant differences between our estimates of tax liability and our actual tax liability.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Similar to other companies, we sometimes face challenges from the tax authorities regarding the amount of taxes due. Positions taken on our tax returns are evaluated and benefits are recognized only if it is more likely than not that our position will be sustained on audit. Based on our evaluation of tax positions, we believe that we have appropriately accrued for potential tax exposures.

In addition, we are periodically audited by federal and state taxing authorities and these audits can result in proposed assessments. We believe that our tax positions comply with applicable tax law and, as such, will vigorously defend these positions on audit. We believe that we have adequately provided for any reasonable foreseeable outcome related to these matters. Although the ultimate resolution of these audits may require additional tax payments, we do not anticipate any material impact to earnings.

(h)	Premium Taxes

Taxes based on premium revenues are currently paid by our plans in the States of Texas, New Jersey, Maryland (beginning April 1, 2005), New York, Ohio, Georgia and Tennessee. Premium tax expense totaled $85,218, $47,100 and $25,903 in 2007, 2006 and 2005, respectively, and is included in selling, general and administrative expenses. As of December 31, 2007, premium taxes range from 2% to 6% of revenues or are calculated on a per member per month basis.

(i)	Stock-Based Compensation

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Shared-Based Payment (“FASB Statement No. 123(R)”), which is a revision of FASB Statement No. 123. FASB Statement No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25), FASB Statement No. 148, Accounting for Stock-Based Compensation and amends FASB Statement No. 95, Statement of Cash Flows. FASB Statement No. 123(R) established the accounting for transactions in which an entity pays for employee services in share-based payment transactions. FASB Statement No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted FASB Statement No. 123(R) effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost was recognized for awards granted and for awards modified, repurchased, or cancelled in the period after adoption. Compensation cost has also been recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements were not restated.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2005, the Company accounted for stock based compensation plans under APB Opinion No. 25. Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition.

2005

Net income:
Reported net income	$53,651
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	16,563

Pro forma net income	$37,088

Basic net income per share:
Reported basic net income per share	$1.05
Pro forma basic net income per share	$0.72
Diluted net income per share:
Reported diluted net income per share	$1.02
Pro forma diluted net income per share	$0.70

On August 10, 2005, the Compensation Committee approved the immediate and full acceleration of vesting of approximately 909,000 “out-of-the-money” stock options awarded on February 9, 2005 to employees, including its executive officers, under the Company’s annual bonus program pursuant to its 2003 Equity Incentive Plan (the “Grant”). No other option grants were affected. Each stock option issued as a part of the Grant has an exercise price which is greater than the closing price per share on the date of the Compensation Committee’s action. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated income statements, as a result of FASB Statement No. 123(R). The pre-tax charge avoided totals approximately $8,900 which would have been recognized over the years 2006 and 2007. This amount has been reflected in the proforma disclosures of the 2005 consolidated year-end financial statements. Because the options that were accelerated had a per share exercise price in excess of the market value of a share of the Company’s common stock on the date of acceleration, the Compensation Committee determined that the expense savings outweighs the objective of incentive compensation and retention.

(j)	Premium Revenue

We record premium revenue based on membership and premium information from each government partner. Premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. In all of our states except Tennessee and Virginia, we are eligible to receive supplemental payments for newborns and/or obstetric deliveries. Each state contract is specific as to what is required before payments are generated. Upon delivery of a newborn, each state is notified according to our contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member. Additionally, in some states we receive supplemental payments for certain services such as high cost drugs and early childhood prevention screenings. Any amounts that have been earned and have not been received from the state by the end of the period are recorded on our balance sheet as premium receivables.

(k)	Experience Rebate Payable

Experience rebate payable, included in accrued expenses and other current liabilities, consists of estimates of amounts due under contracts with the State of Texas. These amounts are computed based on a percentage of the contract profits as defined in the contract with the state. The profitability computation includes premium revenue earned from the state less actual medical and administrative costs incurred and paid and less estimated unpaid claims payable for the applicable membership. The unpaid claims payable estimates are based on historical

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment patterns using actuarial techniques. A final settlement is generally made 334 days after the contract period ends using paid claims data and is subject to audit by the State any time thereafter. Any adjustment made to the experience rebate payable as a result of final settlement is included in current operations.

(l)	Claims Payable

Accrued medical expenses for claims associated with the provision of services to our members (including hospital inpatient and outpatient services, physician services, pharmacy and other ancillary services) include amounts billed and not paid and an estimate of costs incurred for unbilled services provided. These estimates are principally based on historical payment patterns while taking into consideration variability in those patterns using actuarial techniques. In addition, claims processing costs are accrued based on an estimate of the costs necessary to process unpaid claims. Claims payable are reviewed and adjusted periodically and, as adjustments are made, differences are included in current operations.

The following table presents the components of the change in medical claims payable for the years ended December 31 (in thousands):

	2007	2006	2005

Medical claims payable as of January 1	$385,204	$348,679	$241,253
Medical claims payable assumed from businesses acquired during the year	—	—	27,424
Health benefits expenses incurred during the year:
Related to current year	3,284,302	2,328,863	1,982,880
Related to prior years	(68,232)	(62,846)	(25,684)

Total incurred	3,216,070	2,266,017	1,957,196
Health benefits payments during the year:
Related to current year	2,769,331	1,971,505	1,646,664
Related to prior years	290,770	257,987	230,530

Total payments	3,060,101	2,229,492	1,877,194

Medical claims payable as of December 31	$541,173	$385,204	$348,679

Current year medical claims paid as a percent of current year health benefits expenses incurred	84.3%	84.7%	83.0%

Health benefits expenses incurred related to prior years as a percent of prior year medical claims payable as of December 31	(17.7)%	(18.0)%	(10.7)%

Health benefits expenses incurred related to prior years as a percent of the prior year’s health benefits expenses related to current	(2.9)%	(3.2)%	(1.7)%

Health benefits expenses incurred during the year, related to prior years for the year ended December 31, 2007 of approximately $68,232 were comparable to that in the prior year of approximately $62,846. As our medical claims payable estimate increases in amount due to increases in our membership base and inflationary increases in medical costs, the absolute dollar amount of subsequent changes to that estimate will increase even if the accuracy of our medical claims payable estimate remains consistent as a percentage of our original estimate.

Health benefits expenses incurred during the year, related to prior years or the year ended December 31, 2006 increased approximately $37,162 from approximately $25,684 for the year ended December 31, 2005 to approximately $62,846 for the year ended December 31, 2006. This increase was primarily a result of medical claims

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments which increased at a more modest rate than estimated at the end of 2005. Claims payments for dates of service occurring in the early portion of 2005 increased significantly, based on available claims payment information as of December 31, 2005. We estimated health benefits expenses would continue to increase significantly through the remainder of 2005. As claims for medical services delivered in the second half of 2005 were paid during 2006, it became apparent that the elevated cost trends we anticipated did not continue throughout 2005.

(m)	Stop-loss Coverage

Stop-loss premiums, net of recoveries, are included in health benefits expenses in the accompanying consolidated income statements.

(n)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows and the assets could not be used within the Company, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. No impairment of long-lived assets was recorded in 2007, 2006 or 2005.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. No impairment of goodwill was recorded in 2007, 2006 or 2005.

(o)	Net Income Per Share

Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential common shares and has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include all outstanding stock options and convertible debt securities after applying the treasury stock method to the extent the potential common shares are dilutive.

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

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities. The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded a $9,185 increase to retained earnings as of January 1, 2007. As of the date of adoption, the total gross amount of unrecognized tax benefits was $298 excluding interest. The gross amount of unrecognized tax benefits is $901 (excluding interest) as of December 31, 2007. Of this total, $610 (net of the federal benefit on state issues) represents the total amount of tax benefits that, if recognized, would impact the effective rate.

In August 2007, the FASB proposed FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2008, and applied retrospectively to prior periods. If adopted, this FSP would change the accounting treatment for our $260,000 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007. If adopted in its current form, the impact of this new accounting treatment could be significant to our results of operations and result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We estimate earnings per diluted share could decrease by approximately $0.11 to $0.12 annually as a result of the adoption of this FSP. As the guidance is emerging and still under consideration regarding its effective date and scope, we can make no assurances that the actual impact upon adoption will not differ materially from our estimates.

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

At December 31, 2007, we served members who received healthcare benefits through contracts with the regulatory entities in the jurisdictions in which we operate. Four of our contracts individually accounted for 10% or more of our revenues for the year ended December 31, 2007, with the largest of these contracts representing approximately 27% of our revenues. Our state contracts have terms that are generally one- to two-years in length, some of which contain optional renewal periods at the discretion of the individual state. Some contracts also contain a termination clause with notification periods ranging from 30 to 180 days. At the termination of these contracts, re-negotiation of terms or the requirement to enter into a re-bidding or re-procurement process is required to execute a new contract.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Short and Long-Term Investments and Investments on Deposit for Licensure

The carrying amount, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity short-term investments are as follows at December 31, 2007 and 2006:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2007:
Auction rate securities — available-for-sale (carried at fair value)	$104,575	$—	$—	$104,575

Held-to-maturity (carried at amortized cost):
Commercial paper	79,092	$15	$6	79,101
Debt securities of government sponsored entities	14,377	10	5	14,382
Municipal bonds	1,903	3		1,906

Total	$95,372	$28	$11	$95,389

2006:
Auction rate securities — available-for-sale (carried at fair value)	$121,090	$—	$—	$121,090

Held-to-maturity (carried at amortized cost):
Commercial paper	5,980	$—	$—	5,980
Debt securities of government sponsored entities	36,633	3	6	36,630
Municipal bonds	4,000	—	1	3,999

Total	$46,613	$3	$7	$46,609

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount, gross unrealized holding gains, gross unrealized holding losses and fair value for long-term investments are as follows at December 31, 2007 and 2006:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2007:
Held-to-maturity (carried at amortized cost):
Corporate bond, maturing between one year and five years	$2,897	$2	$—	$2,899
Debt securities of government sponsored entities, maturing within one year	40,428	98	—	40,526
Debt securities of government sponsored entities, maturing between one year and five years	336,408	1,708	8	338,108

Total	$379,733	$1,808	$8	$381,533

2006:
Held-to-maturity (carried at amortized cost):
Municipal bonds, maturing within one year	$1,998	$—	$1	$1,997
Debt securities of government sponsored entities, maturing within one year	96,825	13	166	96,672
Debt securities of government sponsored entities, maturing between one year and five years	333,029	84	824	332,289

Total	$431,852	$97	$991	$430,958

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a condition for licensure by various state governments to operate HMOs, health insuring corporations (“HICs”) or prepaid health services plans (“PHSPs”) we are required to maintain certain funds on deposit, in specific dollar amounts based on either formulas or set amounts, with or under the control of the various departments of insurance. We purchase interest-based investments with a fair value equal to or greater than the required dollar amount. The interest that accrues on these investments is not restricted and is available for withdrawal. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for these held-to-maturity securities are summarized as follows at December 31:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2007:
Money market funds	$24,206	$—	$—	$24,206
U.S. Treasury securities, maturing within one year	13,622	34	4	13,652
U.S. Treasury securities, maturing between one year and five years	2,373	134	—	2,507
U.S. Treasury securities, maturing between five years and ten years	583	48	—	631
Debt securities of government sponsored entities, maturing within one year	7,459	12	—	7,471
Debt securities of government sponsored entities, maturing between one year and five years	40,866	203	—	41,069
Debt securities of government sponsored entities, maturing between five and ten years	376	6	2	380

Total	$89,485	$437	$6	$89,916

2006:
Money market funds	$5,235	$—	$—	$5,235
Certificates of deposit	307	—	—	307
U.S. Treasury securities, maturing within one year	13,540	1	5	13,536
U.S. Treasury securities, maturing between one year and five years	2,480	—	26	2,454
U.S. Treasury securities, maturing between five years and ten years	596	—	21	575
Debt securities of government sponsored entities, maturing within one year	19,491	2	30	19,463
Debt securities of government sponsored entities, maturing between one year and five years	26,460	19	55	26,424
Debt securities of government sponsored entities, maturing between five and ten years	402	33	6	429

Total	$68,511	$55	$143	$68,423

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair value of our held-to-maturity investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

2007:
Commercial paper	$23,760	$6	5	$—	$—	—
Debt securities of government sponsored entities	10,869	13	5	118	2	1
U.S. Treasury security	6,606	4	1	—	—	—

Total temporarily impaired securities	$41,235	$23	11	$118	$2	1

The following table shows the fair value of our held-to-maturity investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

2006:
Debt securities of government sponsored entities	$383,081	$987	191	$36,237	$100	20
Municipal bonds	3,996	2	2	—	—	—
U.S. Treasury securities	6,931	5	7	2,916	47	5

Total temporarily impaired securities	$394,008	$994	200	$39,153	$147	25

The temporary declines in value as of December 31, 2007 and 2006, are primarily due to fluctuations in short-term market interest rates.

(4)	Property, Equipment and Software, Net

Property and equipment, net at December 31, 2007 and 2006 is summarized as follows:

	2007	2006

Leasehold improvements	$32,594	$28,700
Furniture and fixtures	20,299	18,344
Equipment	68,577	56,143
Software	90,993	69,068

	212,463	172,255
Less accumulated depreciation and amortization	(114,530)	(90,651)

	$97,933	$81,604

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Acquisitions

(a)	Memphis Managed Care Corporation

On November 1, 2007, AMERIGROUP Corporation and AMERIGROUP Tennessee, Inc. acquired the contract rights and substantially all of the assets of Memphis Managed Care Corporation (“MMCC”) including substantially all of the assets of Midsouth Health Solutions, Inc., a subsidiary of MMCC, for approximately $11,733. An additional contingent payment of approximately $18,250 will be payable at such time if and when the State of Tennessee awards to AMERIGROUP Tennessee, Inc. a capitated contract through the TennCare program to provide full-risk managed care services to the Medicaid population in West Tennessee. The initial $11,733 payment is subject to post-closing adjustments based on the timing of the implementation of the full-risk program in West Tennessee and the $18,250 contingent payment is subject to adjustment based on the number of full-risk members assigned to AMERIGROUP Tennessee, Inc. should it bid successfully in West Tennessee. The purchase price was financed through available unregulated cash. The assets purchased consisted primarily of MMCC’s rights to provide administrative services to the State of Tennessee for its TennCare members in the West Tennessee region. As of December 31, 2007, total membership in the West Tennessee region equaled approximately 170,000. Goodwill and other intangibles total $10,039, which includes $1,819 of specifically identifiable intangibles allocated to the rights to the administrative services contract, the provider network and trademarks. Intangible assets related to the rights to membership and provider network are being amortized over ten years on a straight-line basis. Intangible assets related to the trademarks are being amortized over 14 months on a straight-line basis.

Additionally, as a result of the contingent nature of any future payments, purchase price adjustments may arise as those amounts become known.

(b)	CarePlus

Effective January 1, 2005, we completed the stock acquisition of CarePlus, LLC (“CarePlus”), in New York City, New York for $126,781 in cash, including acquisition costs, pursuant to the terms of the merger agreement entered into on October 26, 2004. On June 17, 2005, in accordance with the terms of the merger agreement, additional consideration was paid in the amount of $4,619 for meeting agreed upon revenue targets for the month ended December 31, 2004. On December 8, 2005, in accordance with the terms of the merger agreement, additional consideration was paid in the amount of $4,000 upon the approval from and execution of a contract with the State of New York to conduct a long-term care business in that state and enrollment of long-term care membership in December 2005. On August 16, 2006, in accordance with the terms of the merger agreement, additional consideration was paid in the amount of $4,766 for the achievement of an earnings threshold by CarePlus during the twelve months ended December 31, 2005. These payments were accounted for as additional costs of the acquisition. Beginning January 1, 2005, the results of operations of CarePlus have been included in the accompanying Consolidated Financial Statements.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed of CarePlus at the date of the acquisition.

Cash and cash equivalents	$27,755
Investments on deposit for licensure	8,027
Goodwill and other intangible assets	127,439
Property, equipment and software	3,941
Other assets	9,982

Total assets acquired	177,144

Claims payable	27,424
Other liabilities	9,554

Total liabilities assumed	36,978

Net assets acquired	$140,166

The following table summarizes identifiable intangible assets resulting from the CarePlus transaction:

		Amortization
		Period

Membership rights and provider network	$12,900	10 years
Non-compete agreement and trademarks	1,080	1-3 years

	$13,980

(c)	Summary of Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets for the years ended December 31, 2007 and 2006 are as follows:

	2007			2006
	Gross Carrying	Accumulated	Weighted	Gross Carrying	Accumulated	Weighted
	Amount	Amortization	Average Life	Amount	Amortization	Average Life

Goodwill	$265,532	$(5,773)	n/a	$257,403	$(5,773)	n/a
Membership rights and provider contracts	25,867	(22,675)	9	24,116	(20,543)	10
Non-compete agreements and trademarks	1,596	(1,538)	2	1,528	(1,391)	2

	$292,995	$(29,986)		$283,047	$(27,707)

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $2,279, $4,541 and $7,940, respectively, and the estimated aggregate amortization expense for the five succeeding years is as follows:

Estimated
Amortization
Expense

2008	$2,297
2009	426
2010	219
2011	132
2012	89

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Income Taxes

Total income taxes for the years ended December 31, 2007, 2006 and 2005 were allocated as follows:

	Years Ended December 31,
	2007	2006	2005

Income taxes from continuing operations	$70,115	$65,976	$33,060
Stockholders’ equity, tax benefit on exercise of stock options	(4,664)	(2,611)	(8,571)

	$65,451	$63,365	$24,489

Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	Current	Deferred	Total

Year ended December 31, 2007:
U.S. federal	$64,771	$(2,676)	$62,095
State and local	7,548	472	8,020

	$72,319	$(2,204)	$70,115

Year ended December 31, 2006:
U.S. federal	$67,014	$(10,917)	$56,097
State and local	11,176	(1,297)	9,879

	$78,190	$(12,214)	$65,976

Year ended December 31, 2005:
U.S. federal	$29,911	$292	$30,203
State and local	4,396	(1,539)	2,857

	$34,307	$(1,247)	$33,060

Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following:

	Years Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$65,298	35.0	$60,579	35.0	$30,349	35.0
Increase in income taxes resulting from:
State and local income taxes, net of federal income tax effect	5,354	2.9	6,121	3.5	1,857	2.1
Effect of nondeductible expenses and other, net	(537)	(0.3)	(724)	(0.4)	854	1.0

Total income tax expense	$70,115	37.6	$65,976	38.1	$33,060	38.1

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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	December 31,
	2007	2006

Deferred tax assets:
Estimated claims incurred but not reported, a portion of which is deductible as paid for tax purposes	$8,274	$5,397
Vacation, bonus, stock compensation and other accruals, deductible as paid for tax purposes	19,051	14,565
Accounts receivable allowances, deductible as written off for tax purposes	4,913	4,549
Start-up costs, deductible in future periods for tax purposes	85	205
Unearned revenue, a portion of which is includible in income as received for tax purposes	4,207	4,967
Convertible bonds original issue discount	16,865	—
State net operating loss/credit carryforwards, deductible in future periods for tax purposes	1,322	1,899

Gross deferred tax asset	54,717	31,582
Deferred tax liabilities:
Goodwill, due to timing differences in book and tax amortization	(3,097)	(3,690)
Property and equipment, due to timing differences in book and tax depreciation	(13,519)	(10,900)
Deductible prepaid expenses and other	(2,551)	(3,079)

Gross deferred tax liabilities	(19,167)	(17,669)

Net deferred tax asset	$35,550	$13,913

To assess the recoverability of deferred tax assets, we consider whether it is more likely than not that deferred tax assets will be realized. In making this determination, we take into account the scheduled reversal of deferred tax liabilities and whether projected future taxable income is sufficient to permit deduction of the deferred tax assets. Based on the level of historical taxable income and projections for future taxable income, we believe it is more likely than not that we will fully realize the benefits of the gross deferred tax assets of $54,717. State net operating loss carryforwards that expire in 2025 through 2027 comprise $1,322 of the gross deferred tax assets.

Income tax payable was $5,945 at December 31, 2006 and is included in accrued expenses and other current liabilities. Prepaid income tax was $14,277 at December 31, 2007, and is included in prepaid expenses, provider receivables and other current assets.

The Company is subject to U.S. federal income tax, as well as income taxes in multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state matters have been concluded for years through 2002.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded a $9,185 increase to retained earnings as of January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount

Balance at January 1, 2007	$298
Additions based on tax positions for current year	—
Additions for tax positions of prior years	709
Reductions for tax positions of prior years	(19)
Settlements	(87)

Balance at December 31, 2007	$901

Of the total unrecognized tax benefits of $901, $610 (net of the federal benefit on state issues) represents the total amount of tax benefits that, if recognized, would reduce our annual effective rate. The Company recognizes interest and any penalties accrued related to unrecognized tax benefits in income tax expense. We accrued potential interest of $120 related to these unrecognized tax benefits during 2007. As of December 31, 2007, the Company has recorded a liability for potential gross interest of $243. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

(7)	Long-Term Debt

Our long-term debt consists of the following at December 31:

	2007	2006

Credit and Guaranty Agreement	$129,025	$—
2% Convertible Senior Notes due May 15, 2012	260,000	—

	$389,025	$—

On March 26, 2007, we entered in to a Credit and Guaranty Agreement (the “Credit Agreement”) which provides, among other things, for commitments of up to $401,300 consisting of (i) up to $351,300 of financing under a senior secured synthetic letter of credit facility and (ii) up to $50,000 of financing under a senior secured revolving credit facility. The Credit Agreement terminates on March 15, 2012. We initially borrowed $351,300 under the senior secured synthetic letter of credit facility of the Credit Agreement. Shortly thereafter, we repaid $221,300 of such borrowings with the proceeds from the issuance of the Notes (described below). As a result, pursuant to the terms of the Credit Agreement, unless later amended by the parties, the commitments under the senior secured synthetic letter of credit facility were permanently reduced to $130,000 and total commitments under the Credit Agreement were permanently reduced to $180,000.

The proceeds of the Credit Agreement are available to (i) facilitate an appeal, payment or settlement of the judgment in the Qui Tam Litigation (as defined below), (ii) repay in full certain existing indebtedness, (iii) pay related transaction costs, fees, commissions and expenses, and (iv) provide for the ongoing working capital requirements and general corporate purposes, including permitted acquisitions. The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. The applicable interest rate was 7.0% at December 31, 2007. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the Credit Agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiary, PHP Holdings, Inc., including the stock of each of our respective wholly-owned managed care subsidiaries, in each case, subject to carve-outs.

As of December 31, 2007, we had $129,025 outstanding under the senior secured synthetic letter of credit facility portion of our Credit Agreement. These funds are held in restricted investments as partial collateral for an irrevocable letter of credit in the amount of $351,300, issued to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division. The irrevocable letter of credit was provided to the court for the purpose of staying the enforcement of the judgment in the Qui Tam Litigation pending resolution of our appeal. As of December 31, 2007, we had no outstanding borrowings but have caused to be issued irrevocable letters of credit in the aggregate face amount of $35,600 under the senior secured revolving credit facility portion of our Credit Agreement. We incurred offering expenses totaling approximately $4,800 in connection with the Credit Agreement which are included in other long-term assets in the Consolidated Financial Statements and are being amortized over the term of the Credit Agreement.

Convertible Senior Notes

Effective March 28, 2007, we issued an aggregate of $260,000 in principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (the “Notes”). In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the Notes and common stock issuable upon conversion of the Notes. The total proceeds from the offering of the Notes, after deducting underwriting fees and estimated offering expenses, were approximately $253,100. We incurred offering expenses totaling approximately $6,900 in connection with the offering of the Notes which are included in other long-term assets in the accompanying Condensed Consolidated Financial Statements and are being amortized over the term of the Notes. As of December 31, 2007, approximately $221,300 of these proceeds plus $1,000 funded by the Company are held as restricted investments as the balance of the collateral required for the irrevocable letter of credit which totals $351,300, as discussed above. The remainder of the proceeds of the Notes were used in connection with the purchase of convertible note hedges and sold warrants that were established concurrent with the issuance of the Notes as discussed below.

The Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The Notes are senior unsecured obligations of the Company and will rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The Notes will be effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement.

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

Upon conversion of the Notes, we will pay cash up to the principal amount of the Notes converted. With respect to any conversion value in excess of the principal amount of the Notes converted, we have the option to settle the excess with cash, shares of our common stock, or a combination of cash and shares of our common stock based on a

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

daily conversion value, as defined in the Indenture. If an “accounting event” (as defined in the Indenture) occurs, we have the option to elect to settle the converted notes exclusively in shares of our common stock. The initial conversion rate for the Notes will be 23.5114 shares of common stock per one thousand dollars of principal amount of Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of our common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the Indenture) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of Notes that elects to convert its Notes in connection with such fundamental change.

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

The convertible note hedges and sold warrants are separate transactions which will not affect holders’ rights under the Notes.

Maturities of long-term debt for the five years ending December 31 are as follows:

	Principal	Interest	Total

2008	$27,567	$10,537	$38,104
2009	1,300	12,381	13,681
2010	1,300	12,289	13,589
2011	1,300	12,197	13,497
2012	357,558	5,165	362,723

Total debt	$389,025	$52,569	$441,594

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Stock Option Plan

In May 2005, our shareholders adopted and approved our 2005 Equity Incentive Plan (“2005 Plan”), which provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, stock bonuses and other stock-based awards to employees and directors. We reserved for issuance a maximum of 3,750,000 shares of common stock under the 2005 Plan. In addition, shares remaining available for issuance under our 2003 Stock Plan (described below), our 2000 Stock Plan (described below) and our 1994 Stock Plan (described below) will be available for issuance under the 2005 Plan. Under all plans, an option’s maximum term is ten years. As of December 31, 2007, we had a total 3,003,099 shares available for issuance under our 2005 Plan.

In May 2003, our shareholders approved and we adopted the 2003 Equity Incentive Plan (“2003 Plan”), which provides for the granting of stock options, restricted stock, phantom stock and stock bonuses to employees and directors. We reserved for issuance a maximum of 3,300,000 shares of common stock under the 2003 Plan.

In July 2000, we adopted the 2000 Equity Incentive Plan (“2000 Plan”), which provides for the granting of stock options, restricted stock, phantom stock and stock bonuses to employees, directors and consultants. We reserved for issuance a maximum of 4,128,000 shares of common stock under the 2000 Plan at inception.

In 1994, we established the 1994 Stock Plan (“1994 Plan”), which provides for the granting of either incentive stock options or non-qualified options to purchase shares of our common stock by employees, directors and consultants of the Company for up to 4,199,000 shares of common stock as of December 31, 1999. On February 9, 2000, we increased the number of options available for grant to 4,499,000.

Stock option activity during the year ended December 31, 2007 was as follows:

				Weighted-Average
				Remaining
		Weighted-Average	Aggregate Intrinsic	Contractual Term
	Shares	Exercise Price	Value	(Years)

Outstanding at December 31, 2006	5,110,976	$24.22
Granted	751,689	32.57
Exercised	(694,350)	14.20
Expired	(523,256)	40.76
Forfeited	(140,564)	28.45

Outstanding at December 31, 2007	4,504,495	$25.11	$56,868	5.20

Exercisable as of December 31, 2007	3,604,926	$23.93	$50,443	5.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the year ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Expected volatility	43.50% - 44.31%	44.35% - 45.32%	29.96 - 46.49%
Weighted-average stock price volatility	43.99%	45.11%	28.59%
Expected option life	2.00 - 7.00 years	2.40 - 5.56 years	5.50 - 6.20 years
Risk-free interest rate	3.42% - 4.82%	4.52% - 5.11%	3.76 - 4.35%
Dividend yield	None	None	None

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2007 and 2006, assumptions used in estimating the fair value at date of grant were based on the following:

i.	the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107;

ii.	expected volatility is based on historical volatility levels; and

iii.	the risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

For the year December 31, 2005, the Company used a projected life for each award granted based on weighted-average historical experience of employees’ exercise behavior. The methods for determining the expected volatility and risk-free interest rate assumptions were the same as those used for the years ended December 31, 2007 and 2006.

The weighted-average fair value per share of options granted during the years ended December 31, 2007, 2006 and 2005 was $14.08, $11.08 and $14.64, respectively. The total fair value of options vested during the years December 31, 2007, 2006 and 2005 was $8,526, $6,706 and $30,084, respectively. The following table provides information related to options exercised during the years ended December 31, 2007, 2006, and 2005:

	Years Ended December 31,
	2007	2006	2005

Cash received upon exercise of options	$11,662	$8,690	$10,767
Related tax benefit realized	4,664	2,611	8,571

Total intrinsic value of options exercised was $12,561, $10,634 and $27,051, for the years ended December 31, 2007, 2006 and 2005, respectively.

Non-vested restricted stock for the twelve months ended December 31, 2007 is summarized below:

		Weighted-Average
		Grant Date Fair
	Shares	Value

Non-vested balance at December 31, 2006	202,634	$23.28
Granted	198,371	31.83
Vested	(98,462)	26.85
Expired	—	—
Forfeited	(25,861)	25.53

Non-vested balance at December 31, 2007	276,682	$27.94

Non-vested restricted stock includes grants with both service and performance condition based vesting. Service-based awards generally vest annually over a period of four years contingent only on the employees’ continued employment. Performance based shares contingently vest over a period of four years from the date of grant based upon the extent of achievement of certain operating goals relating to the Company’s earnings per share, with up to 25% vesting on the first anniversary of the grant date and up to an additional 25% vesting on each of the second, third and fourth anniversaries of the grant date. The shares in each of the respective four tranches vest in full if earnings per share for each of the four calendar years after the date of grant equals or exceeds 115% of earnings per share for the preceding calendar year, as adjusted for any changes in measurement methods; provided that 50% of each tranche will vest if earnings per share for the year is between 113.50% and 114.24% (inclusive) of adjusted earnings per share for the preceding year, and 75% of each tranche will vest if earnings per share for the year is between 114.25% and 114.99% (inclusive) of adjusted earnings per share for the preceding year. Performance based awards represent 37,201 shares of outstanding non-vested restricted stock awards.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, there was $16,324 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005, 2003, 2000 and 1994 Plans, which is expected to be recognized over a weighted-average period of 2.6 years.

On September 30, 2007, we entered into a Retirement and Consulting Agreement with Jeffrey L. McWaters, the Company’s Chairman of the Board and former Chief Executive Officer. Under the terms of the agreement, certain equity grants were modified to accelerate vesting and extend the exercise period. As a result, additional compensation expense of approximately $3,700 was recorded in 2007.

On August 10, 2005, the Compensation Committee approved the immediate and full acceleration of vesting of approximately 909,000 “out-of-the-money” stock options awarded on February 9, 2005 to employees, including its executive officers, under the Company’s annual bonus program pursuant to its 2003 Equity Incentive Plan (the “Grant”). No other option grants were affected. Each stock option issued as a part of the Grant has an exercise price which is greater than the closing price per share on the date of the Compensation Committee’s action. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated income statements, as a result of FASB Statement No. 123(R). The pre-tax charge avoided totals approximately $8,900 which would have been recognized over the years 2006 and 2007. This amount has been reflected in the proforma disclosures of the 2005 consolidated year-end financial statements. Because the options that were accelerated had a per share exercise price in excess of the market value of a share of the Company’s common stock on the date of acceleration, the Compensation Committee determined that the expense savings outweighs the objective of incentive compensation and retention.

(9)	Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share:

	Years Ended December 31,
	2007	2006	2005

Basic net income per share:
Net income	$116,450	$107,106	$53,651

Weighted average number of common shares outstanding	52,595,503	51,863,999	51,213,589

Basic net income per share	$2.21	$2.07	$1.05

Diluted net income per share:
Net income	$116,450	$107,106	$53,651

Weighted average number of common shares outstanding	52,595,503	51,863,999	51,213,589
Dilutive effect of stock options, convertible senior notes and warrants (as determined by applying the treasury stock method)	1,250,326	1,218,934	1,644,093

Weighted average number of common shares and dilutive potential common shares outstanding	53,845,829	53,082,933	52,857,682

Diluted net income per share	$2.16	$2.02	$1.02

Potential common stock equivalents representing 1,531,368 shares with a weighted-average exercise price of $37.59 for the year ended December 31, 2007, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented. Potential common stock equivalents representing 1,666,560 shares with a weighted-average exercise price of $39.55 for the year ended December 31, 2006, were not included in the computation of diluted net income per share because to do so would have been anti-

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive for the periods presented. Potential common stock equivalents representing 1,774,397 shares with a weighted-average exercise price of $40.85 for the year ended December 31, 2005, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented.

The Company’s 2.0% Convertible Senior Notes due May 15, 2012 issued effective March 28, 2007 in an aggregate principle amount of $260,000, were not included as dilutive securities because the conversion price of $42.53 was greater than the average market price of shares of the Company’s common stock; therefore, to do so would have been anti-dilutive. The Company’s warrants sold on March 28, 2007 and April 9, 2007 were not included as dilutive securities because the warrants’ exercise price of $53.77 was greater than the average market price of the Company’s common shares; therefore, to do so would have been anti-dilutive.

(10)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, restricted cash held as collateral, premium receivables, provider and other receivables, prepaid expenses and other current assets, deposits, accounts payable, unearned revenue, accrued payroll and related liabilities, accrued expenses and other current liabilities and claims payable: The carrying amounts approximate fair value because of the short maturity of these items.

Short-term investments, long-term investments and investments on deposit for licensure: The carrying amounts approximate their fair values, which were determined based upon quoted market prices (note 3).

Cash surrender value of life insurance policies: The carrying amount approximates fair value.

The carrying value of the current and long-term debt, with the exception of the convertible notes, approximates fair value, as the interest rate is variable and reflects current market conditions. The estimated fair value of the convertible notes is determined based upon quoted market prices. As of December 31, 2007, the fair value of convertible notes was $282,808.

(11)	Commitments and Contingencies

(a)	Minimum Reserve Requirements

Regulations governing our managed care operations in each of our licensed subsidiaries require the applicable subsidiaries to meet certain minimum net worth requirements. Each subsidiary was in compliance with its requirements at December 31, 2007.

(b)	Malpractice

We maintain professional liability coverage for certain claims which is provided by independent carriers and is subject to annual coverage limits. Professional liability policies are on a claims-made basis and must be renewed or replaced with equivalent insurance if claims incurred during its term, but asserted after its expiration, are to be insured.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Lease Agreements

We are obligated under capital leases covering certain office equipment that expire at various dates during the next year. At December 31, 2007 and 2006, the gross amount of office equipment and related accumulated amortization recorded under capital leases was as follows:

	2007	2006

Equipment	$8,071	$16,591
Accumulated amortization	(7,572)	(15,678)

	$499	$913

Amortization of assets held under capital leases is included with depreciation and amortization expense.

We also lease office space under operating leases which expire at various dates through 2019. Future minimum payments by year and in the aggregate under all non-cancelable leases are as follows at December 31, 2007:

	Capital	Operating
	Leases	Leases

2008	$376	$14,472
2009	—	13,759
2010	—	12,845
2011	—	12,044
2012	—	11,404
Thereafter	—	30,492

Total minimum lease payments	376	$95,016

Amount representing interest	(8)

Present value of minimum lease payments	368
Current installments of obligations under capital leases	(368)

Obligations under capital leases, excluding current installments	$—

These leases have various escalations, abatements and tenant improvement allowances that have been included in the total cost of each lease and amortized on a straight-line basis. Total rent expense for all office space and office equipment under non-cancelable operating leases was $15,846, $12,576 and $11,362 in 2007, 2006 and 2005, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated income statements.

(d)	Deferred Compensation Plans

Our employees have the option to participate in a deferred compensation plan sponsored by the Company. All full-time and most part-time employees of AMERIGROUP Corporation and subsidiaries may elect to participate in this plan. This plan is exempt from income taxes under Section 401(k) of the Internal Revenue Code. Participants may contribute a certain percentage of their compensation subject to maximum federal and plan limits. We may elect to match a certain percentage of each employee’s contributions up to specified limits. For the years ended December 31, 2007, 2006 and 2005, the matching contributions under the plan were $3,748, $2,785, and $1,700, respectively.

Certain employees have the option to participate in a non-qualified deferred compensation plan sponsored by the Company. Participants may contribute a percentage of their income subject to maximum plan limits. The Company does not match any employee contributions; however, the Company’s obligation to the employee is equal to the employees’ deferrals plus or minus any return on investment the employee earns through self-selected

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment allocations. Included in other long-term liabilities at December 31, 2007 and 2006, respectively was $6,336 and $4,382 related to this plan.

During 2003, we added a long-term cash incentive award designed to retain certain key executives. Each eligible participant is assigned a cash target, the payment of which is deferred for three years. The amount of the target is dependent upon the participant’s performance against individual major job objectives in the first year of the program. The target award amount is funded over the three-year period, with the funding at the discretion of the Compensation Committee of the Board of Directors. An executive is eligible for payment of a long-term incentive earned in any one year only if the executive remains employed with the Company and is in good standing at the beginning of the third following year. The expense recorded for the long-term cash incentive awards was $5,542 and $1,766 in 2007 and 2006, respectively. No expense was recorded in 2005 as the Company did not meet its financial goals required for the long-term cash incentive award to be awarded for the current year therefore, there is no current portion of the liability at December 31, 2007. The related current portion of the liability of $1,620 at December 31, 2006 is included in accrued payroll and related liabilities. The related long-term portion of the liability of $7,007 and $1,465 at December 31, 2007 and 2006, respectively, is included in other long-term liabilities.

(e)	Legal Proceedings

 Qui Tam

In 2002, Cleveland A. Tyson (the “Relator”), a former employee of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our former Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel., Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. (the “Qui Tam Litigation”). The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “Court”). It alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs.

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

The trial began on October 4, 2006, and the case was submitted to the jury on October 27, 2006. On October 30, 2006, the jury returned a verdict against us and AMERIGROUP Illinois, Inc. in the amount of $48,000, which under applicable law would be trebled to $144,000, plus penalties, and attorney’s fees, costs and expenses. The jury also found that there were 18,130 false claims. The statutory penalties allowable under the False Claims Act range between $5.5 and $11.0 per false claim. The statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, 740 ILC 175/3, range between $5.0 and $10.0 per false claim. On November 22, 2006, the Court entered an initial judgment in the amount of $48,000 and we subsequently filed motions for a new trial and remittur and for judgment as a matter of law and the plaintiffs filed motions to treble the civil judgment, impose the maximum fines and penalties and to assess attorney’s fees, costs and expenses against us.

On March 13, 2007, the Court entered a judgment against AMERIGROUP Illinois, Inc., and AMERIGROUP Corporation in the amount of approximately $334,000, which includes the trebling of damages and false claim penalties. Under the Federal False Claims Act, the counsel for the Relator is entitled to collect their attorney’s fees, costs and expenses in the event the Relator’s claim is successful. On May 11, 2007 we filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit. On September 17, 2007 we filed our memorandum of law in support of our appeal with the Court of Appeals. On December 17, 2007, the United States of America and the State of Illinois filed a joint brief, and the Relator filed a brief, in response to our memorandum of law. We have until February 29, 2008 to file our reply to these briefs with the Court of Appeals, which we intend to do. Following filing this brief, we expect the Court of Appeals to set a date for oral arguments prior to rendering a decision. While

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we do not control this timeline, it is possible the Court of Appeals could render a decision as early as summer 2008, but there is no assurance that the decision will not occur at an earlier or later date.

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

As a result of the Qui Tam Litigation, it is possible that state or federal governments will subject us to greater regulatory scrutiny, investigation, action, or litigation. We have proactively been in contact with all of the insurance and Medicaid regulators in the states in which we operate as well as the Office of the Inspector General of the Department of Health and Human Services (“OIG”), with respect to the practices at issue in the Qui Tam Litigation. In connection with our discussions with the OIG, we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006. Effective October 1, 2007, we entered into an indefinite extension of the tolling agreement which can be terminated by either party upon 90 days written notice. In some circumstances, state or federal governments may move to exclude a company from contracts as a result of a civil verdict under the False Claims Act. We are unable to predict at this time what, if any, further action any state or federal regulators may take. Exclusion is a discretionary step which we believe would not be commenced, if at all, until all appeals had been exhausted. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

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

 Batty Litigation

In March 2005, Colleen Batty, a former employee of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., has filed a federal and state Qui Tam or whistleblower complaint under seal against us and our former Illinois subsidiary AMERIGROUP Illinois, Inc. in District Court in the Northern District of Illinois. The action, which is styled United States of America ex. rel. Colleen Batty, State of Illinois ex. rel. Colleen Batty and Colleen Batty, individually v. AMERIGROUP Illinois, Inc. and AMERIGROUP Corporation, was unsealed in May 2007. Ms. Batty’s complaint alleged, among other things, that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by underpaying certain hospitals in connection with emergency services delivered in out-of-network settings. The federal government and the State of Illinois have declined to intervene in the suit. Ms. Batty’s complaint also alleged wrongful discharge of her employment in violation of the False Claims Act and the Illinois Whistleblower and Protection Act. The action seeks: (i) an unspecified amount of compensatory damages under the False Claims Act and Illinois Whistleblower and Protection Act, which damages, if any, would be trebled under applicable law; (ii) statutory penalties allowable under the False Claims Act which range between $5.5 and $11.0 per false claim and statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, which range between $5.0 and $10.0 per false claim; and (iii) reinstatement to her job, two years’ back pay and compensatory damages. On August 31, 2007 we filed a motion with the Court to dismiss Ms. Batty’s claims. On December 21, 2007, the Court entered an order (the “Order”) granting our motion to dismiss all claims brought by Ms. Batty. The Order dismissed with prejudice all of the federal and state Qui Tam claims asserted by Ms. Batty under the False Claims Act and the Illinois Whistleblower Reward and Protection Act. The Order also dismissed without prejudice the wrongful discharge claims asserted by Ms. Batty. On January 15, 2008, we reached a confidential final settlement of Ms. Batty’s wrongful discharge claims which did not have a material effect on our results of operations. On February 11, 2008, the Court entered an order dismissing the case with prejudice.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Other Contingencies

 Experience Rebate Payable

AMERIGROUP Texas, Inc. is required to pay an experience rebate to the State of Texas in the event profits exceed established levels. The experience rebate calculation reports that we filed for the state fiscal years (SFYs) 2000 through 2005 have been audited by a contracted auditing firm retained by the State of Texas. In their report, the auditor challenged the inclusion in the rebate calculation of certain expenses incurred by the Company in providing services to AMERIGROUP Texas, Inc. for services obtained from AMERIGROUP Corporation under an administrative services agreement. The audits of experience rebate calculation reports for SFYs 2006 and 2007 are in process.

In February 2008, we resolved all of the open audit issues with respect to the experience rebate calculation reports for SFYs 2005 and prior and those experience rebate reports are now final. With respect to the experience rebate calculation reports for SFYs 2006 and 2007, we also reached agreement on the nature and amount of the administrative expenses incurred by AMERIGROUP Texas, Inc., for services provided by AMERIGROUP Corporation under the administrative services agreement that can be included in the experience rebate calculation. The impact of this resolution has been fully recognized in our consolidated financial statements for the year ended December 31, 2007 which resulted in an increase to selling general and administrative expenses of approximately $7,400.

 Risk Sharing Receivable

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”), which includes Cook Children’s Medical Center (“CCMC”) that was terminated as of August 31, 2005. Under the risk-sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We have recorded a receivable in the accompanying Condensed Consolidated Financial Statements for the 2005 contract year, in the amount of $10,600, as of December 31, 2007. The contract with CCHCN prescribes reconciliation procedures which have been completed. CCHCN subsequently engaged external auditors to review all medical claims payments made for the 2005 contract year and has provided the preliminary results to us. We are currently in discussions with the parties regarding resolution of this matter. Although we continue to believe this to be a valid receivable, if we are unable to resolve this matter resulting in payment in full to us, our results of operations may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

 New Jersey Provider Network

In December 2006, AMERIGROUP New Jersey Inc., our New Jersey subsidiary, received a notice of deficiency for failure to meet provider network requirements in several New Jersey counties as required by our Medicaid contract with New Jersey. To date, we have not received notice of any final determination regarding our compliance with provider network requirements or possible fines and penalties. If we are unable to materially satisfy the provider network requirements, the State of New Jersey could impose fines and penalties that could have a material impact on our financial results.

 Florida Behavioral Health

A Florida Statute (the “Statute”) gives the Florida Agency for Health Care Administration (“AHCA”) the right to contract with entities to provide comprehensive behavioral healthcare services, including mental health and substance abuse services. The Statute further requires the contractor to use at least 80% of the capitation for the provision of behavioral healthcare services, with any shortfall in the 80% expenditure being refunded to the State. In April 2007, our Florida subsidiary, AMERIGROUP Florida Inc., and AHCA resolved the disagreement regarding this matter for the 2004 and 2005 contract years and AMERIGROUP Florida, Inc. paid approximately $5,300 to AHCA.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Employee Stock Purchase Plan

On February 15, 2001, the Board of Directors approved and we adopted an Employee Stock Purchase Plan. All employees are eligible to participate except those employees who have been employed by us less than 90 days, whose customary employment is less than 20 hours per week or any employee who owns five percent or more of our common stock. Eligible employees may join the plan every six months. Purchases of common stock are priced at the lower of the stock price less 15% on the first day or the last day of the six-month period. We have reserved for issuance 1,200,000 shares of common stock. We issued 88,277, 81,152, and 80,340 shares under the Employee Stock Purchase Plan in 2007, 2006, and 2005, respectively. As of December 31, 2007 we had a total of 713,057 shares available for issuance under the Employee Stock Purchase Plan.

The fair value of the employees’ purchase rights granted in each of the six months offering periods during 2007, 2006 and 2005 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Six Month Offering Periods Ending
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2007	2007	2006	2006	2005	2005

Expected volatility	43.62%	44.52%	44.90%	45.65%	45.65%	29.42%
Expected term	6 months	6 months	6 months	6 months	6 months	6 months
Risk-free interest rate	4.95%	5.07%	5.24%	4.16%	3.40%	2.44%
Divided yield	None	None	None	None	None	None

The per share fair value of those purchase rights granted in each of the six month offering periods during 2007, 2006 and 2005 were as follows:

	Six Month Offering Periods Ending
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2007	2007	2006	2006	2005	2005

Grant-date fair value	$6.58	$10.01	$8.70	$5.46	$10.68	$8.51

The Company recognized $753 and $537 of compensation expense during the years ended December 31, 2007 and 2006, respectively, for the purchase rights granted during 2007 and 2006, respectively. Included in the pro forma effect on net income and earnings per share if the Company had applied fair value recognition in prior years was $791 for the year ended December 31, 2005.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Parent Financial Statements

The following parent only condensed financial information reflects the financial condition, results of operations and cash flows of AMERIGROUP Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$73,502	$20,496
Short-term investments	123,944	128,090
Due from subsidiaries	—	17,345
Restricted investments held as collateral	351,318	—
Deferred income taxes	7,922	7,344
Prepaid expenses and other current assets	33,595	30,057

Total current assets	590,281	203,332
Long-term investments	8,999	5,000
Investment in subsidiaries	702,488	577,857
Property, equipment and software, net	78,706	71,754
Deferred income taxes	13,235	—
Other long-term assets	17,767	7,086
Subordinated loan receivable	2,366	4,203

	$1,413,842	$869,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,775	$6,285
Accrued payroll and related liabilities	47,965	39,951
Accrued expenses and other current liabilities	38,113	40,907
Due to subsidiaries	3,441	—
Current portion of long-term debt	27,567	—
Current portion of capital lease obligations	368	795

Total current liabilities	124,229	87,938
Long-term convertible debt	260,000	—
Long term debt less current portion	101,458	—
Capital lease obligations less current portion	—	415
Deferred income taxes	—	6,158
Other long-term liabilities	14,248	6,136

Total liabilities	499,935	100,647

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 53,129,928 and 52,272,824 at December 31, 2007 and 2006, respectively	532	523
Additional paid-in-capital	412,065	391,566
Retained earnings	502,182	376,547

	914,779	768,636

Less treasury stock at cost (25,713 and 1,728 shares at December 31, 2007 and December 31, 2006, respectively)	(872)	(51)

Total stockholders’ equity	913,907	768,585

Total liabilities and stockholders’ equity	$1,413,842	$869,232

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)

Revenues:
Service fees from subsidiaries	$279,686	$236,661	$169,933
Investment income and other	27,596	6,728	4,115

Total revenues	307,282	243,389	174,048

Expenses:
Selling, general and administrative	218,785	186,810	114,532
Depreciation and amortization	24,292	17,089	15,331
Interest	12,282	608	608

Total expenses	255,359	204,507	130,471

Income before income taxes and equity earnings in subsidiaries	51,923	38,882	43,577
Income tax expense	19,576	13,705	16,093
Equity earnings in subsidiaries	84,103	81,929	26,167

Net income	$116,450	$107,106	$53,651

Net income per share:
Basic net income per share	$2.21	$2.07	$1.05

Weighted average number of shares outstanding	52,595,503	51,863,999	51,213,589

Diluted net income per share	$2.16	$2.02	$1.02

Weighted average number of common shares and dilutive potential common shares outstanding	53,845,829	53,082,933	52,857,682

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(Dollars in thousands)

Balances at January 1, 2005	50,529,724	$505	$352,417	$215,790	—	$—	$568,712
Common stock issued upon exercise of stock options and purchases under the employee stock purchase plan	1,037,616	11	10,756	—	—	—	10,767
Tax benefit from exercise of stock options	—	—	8,571	—	—	—	8,571
Other	—	—	—	(147)	—	—	(147)
Net income	—	—	—	53,651	—	—	53,651

Balances at December 31, 2005	51,567,340	516	371,744	269,294	—	—	641,554
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	707,212	7	8,734	—	—	—	8,741
Compensation expense related to share-based payments	—	—	8,477	—	—	—	8,477
Tax benefit from exercise of stock options	—	—	2,611	—	—	—	2,611
Treasury stock redeemed for payment of stock option exercise	(1,728)	—	—	—	1,728	(51)	(51)
Other	—	—	—	147	—	—	147
Net income	—	—	—	107,106	—	—	107,106

Balances at December 31, 2006	52,272,824	523	391,566	376,547	1,728	(51)	768,585
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	881,089	9	11,653	—	—	—	11,662
Compensation expense related to share-based payments	—	—	11,879	—	—	—	11,879
Tax benefit from exercise of stock options	—	—	4,664	—	—	—	4,664
Treasury stock redeemed for payment of employee taxes	(23,985)	—	—	—	23,985	(821)	(821)
Purchase of convertible note hedge instruments	—	—	(52,702)	—	—	—	(52,702)
Deferred tax asset related to purchase of convertible note hedge instruments	—	—	19,343	—	—	—	19,343
Sale of warrant instruments	—	—	25,662	—	—	—	25,662
Cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes	—	—	—	9,185	—	—	9,185
Net income	—	—	—	116,450	—	—	116,450

Balances at December 31, 2007	53,129,928	$532	$412,065	$502,182	25,713	$(872)	$913,907

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASHFLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$116,450	$107,106	$53,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,292	17,089	15,331
Loss on disposal or abandonment of property, equipment and software	84	269	—
Deferred tax (benefit) expense	(628)	(10,882)	3,416
Compensation expense related to share-based payments	11,879	8,477	—
Tax benefit related to exercise of stock options	—	—	8,571
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Equity earnings in subsidiaries	(84,103)	(81,929)	(26,167)
Unearned revenue	(5,561)	—	—
Prepaid expenses and other current assets	(3,095)	(18,357)	(2,016)
Other assets	(2,359)	(672)	(1,077)
Accounts payable and other current liabilities	13,450	43,904	3,899
Other long-term liabilities	8,112	420	(760)

Net cash provided by operating activities	78,521	65,425	54,848

Cash flows from investing activities:
Purchase of restricted investments held as collateral, net	(351,318)	—	—
Purchase of convertible note hedge instruments	(52,702)	—	—
Proceeds from sale of warrant instruments	25,662	—	—
Proceeds from sale (purchase) of securities, net	147	5,462	(23,724)
Purchase of property and equipment and software	(27,918)	(37,319)	(19,762)
Contributions made to subsidiaries	(102,847)	(87,291)	(153,426)
Dividends received from subsidiaries	70,519	34,151	9,533

Net cash used in investing activities	(438,457)	(84,997)	(187,379)

Cash flows from financing activities:
Change in due from and to subsidiaries, net	20,165	10,877	(10,710)
Proceeds from issuance of convertible notes	260,000	—	—
Borrowings under credit facility	351,318	—	—
Repayment of borrowings under credit facility	(222,293)	—	—
Payment of debt issuance costs	(11,732)	—	(1,626)
Payment of capital lease obligations	(842)	(1,607)	(3,229)
Proceeds from exercise of stock options and employee stock purchases	11,662	8,690	10,767
Tax benefit related to exercise of stock options	4,664	2,611	—

Net cash provided by (used in) financing activities	412,942	20,571	(4,798)

Net increase (decrease) in cash and cash equivalents	53,006	999	(137,329)
Cash and cash equivalents at beginning of period	20,496	19,497	156,826

Cash and cash equivalents at end of period	$73,502	$20,496	$19,497

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Quarterly Financial Data (unaudited)

	Three Months Ended
2007	March 31	June 30	September 30	December 31

Premium revenues	$819,594	$985,952	$1,013,620	$1,053,044
Health benefits expenses	683,308	818,848	840,749	873,165
Selling, general and administrative expenses	106,117	121,401	129,941	141,541
Income before income taxes	34,013	52,187	50,308	50,057
Net income	21,293	32,787	31,248	31,122
Diluted net income per share	0.40	0.61	0.58	0.57
Weighted average number of common shares and dilutive potential shares outstanding	53,721,113	53,523,482	53,816,534	54,299,050

	Three Months Ended
2006	March 31	June 30	September 30	December 31

Premium revenues	$666,158	$633,340	$698,507	$797,805
Health benefits expenses	525,466	527,945	570,928	641,678
Selling, general and administrative expenses	79,224	83,514	92,316	114,842
Income before income taxes	62,318	24,430	39,656	46,678
Net income	37,278	15,280	24,604	29,944
Diluted net income per share	0.71	0.29	0.46	0.56
Weighted average number of common shares and dilutive potential shares outstanding	52,591,485	52,995,812	53,331,741	53,525,958

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) Internal Control over Financial Reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of AMERIGROUP Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The management of AMERIGROUP Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria established in Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

AMERIGROUP Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. That report has been included herein.

(c) Changes in Internal Controls

During the year ended December 31, 2007, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have audited AMERIGROUP Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMERIGROUP Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AMERIGROUP Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMERIGROUP Corporation as of December 31, 2007 and 2006, and the related consolidated income statements and consolidated statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 22, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Norfolk, VA
February 22, 2008

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding Executive Officers is contained in Part I of this Report under the caption “Executive Officers of the Company.”

The information regarding directors is incorporated herein by reference from the section entitled “PROPOSAL #1: ELECTION OF DIRECTORS” in the Proxy Statement.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Exchange Act, as amended, for our Annual Meeting of Stockholders to be held on Thursday, May 8, 2008. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2007.

The information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from the sections entitled “Corporate Governance” in the Proxy Statement.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the sections entitled “Executive Officer Compensation” including “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation of Directors” in the Proxy Statement. The Compensation Committee Report shall be deemed furnished with this Form 10-K, and shall not be “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Number of Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(excluding securities
	Options, Warrants	Warrants and	reflected in the first
	and Rights	Rights	column)(1)

Equity compensation plans approved by security holders	4,504,495	$25.11	3,716,156
Equity compensation plans not approved by security holders	—	—	—

Total	4,504,495	$25.11	3,716,156

(1)	Includes a total of 3,003,099 shares not yet issued as of December 31, 2007 under the 1994 Stock Plan and the 2000, 2003, and 2005 Equity Incentive Plans and 713,057 shares not yet issued under the Employee Stock Purchase Plan.

In 2007, we issued options to purchase 751,689 shares of common stock to associates and 198,371 of non-vested shares were granted to associates. All of these awards were granted under AMERIGROUP’s 2005 Equity Incentive Plan.

The information regarding certain beneficial ownership is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a)(2) Financial Statement Schedules.

None.

(b) Exhibits.

The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Current Report on Form 8-K filed on February 14, 2008).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.3	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.4	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
10.1	Retirement and Consulting Agreement by and between AMERIGROUP Corporation and Jeffrey L. McWaters, dated September 30, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2007).
10.2	Letter Agreement among AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2007).
10.3	Security Agreement, AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on March 26, 2007).
10.4	Credit and Guaranty Agreement, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, and the various lenders, (incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 3, 2007).

Exhibit
Number		Description

10.5		Amendment to the Credit and Guaranty Agreement dated March 28, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.6		Amendment to the Credit and Guaranty Agreement dated April 18, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10	.6.1	Amendment to the Credit and Guaranty Agreement dated November 30, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on December 3, 2007).
10.7		Pledge and Security Agreement among AMERIGROUP Corporation, PHP Holdings, Inc. and Wachovia Bank, as collateral agent, (incorporated by reference to exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.8		Confirmation, Re Convertible Note Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 2, 2007).
10.9		Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2007).
10.10		Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 9, 2007).
10.11		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report on Form 10-Q, filed on August 11, 2003).
10.12		Form 2007 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2007).
10.13		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.14		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410)).
10.15		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005).
10.16		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed on February 14, 2008).
10.17		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2008).
10	.17.1	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on February 14, 2008).
10.18		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.4 to our Current Report Form 8-K filed on February 14, 2008).
10.19		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on March 4, 2005).

Exhibit
Number		Description

10.20		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on March 4, 2005).
10.21		Employment Agreement of James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2008).
10.22		Noncompetition Agreement for James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2008).
10.23		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.24		Form of Separation Agreement between AMERIGROUP Corporation and Eric M. Yoder, M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2007).
*10	.25.1	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.25.2	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.12 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.25.3	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2007 (incorporated by reference to exhibit 10.25.3 to our Quarterly Report on Form 10-Q filed on July 30, 2007).
10.26		Amendment No. 00017, dated March 1, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) (incorporated by reference to our Current Report on Form 8-K filed on May 5, 2005).
10	.26.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.26.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.26.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective August 1, 2006 (incorporated by reference to exhibit 10.23.1 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10	.27.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
*10	.27.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006 (incorporated by reference to exhibit 10.25.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.27.2.1	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2007 (incorporated by reference to exhibit 10.27.2.1 to our Amended Quarterly Report on Form 10-Q/A filed on December 21, 2007).

Exhibit
Number		Description

*10	.27.2.2	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective September 30, 2007 filed herewith.
*10	.27.2.3	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective January 1, 2008 filed herewith.
10	.27.3	Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006).
10	.27.3.1	Amendment No. 1 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 1 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007).
10	.27.3.2	Amendment No. 4 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 4 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 7, 2007).
10	.27.3.3	Amendment No. 5 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 5 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 5, 2007).
10	.27.3.4	Amendment No. 6 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 6 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on December 5, 2007).
10	.27.3.5	Amendment No. 7 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 7 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2008).
*10	.27.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006 (incorporated by reference to exhibit 10.25.4 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.28		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K filed on May 5, 2005).
10	.28.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K filed on May 5, 2005).
10.29		Child Health Plus Contract by and between The State of New York Department of Health and CarePlus Health Plan is effective for the period July 1, 1998 through September 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K filed on May 5, 2005).
10	.29.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and CarePlus Health Plan is effective for the period September 30, 2005 through December 31, 2005 (Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10	.29.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and CarePlus Health Plan is effective for the period January 1, 2006 through December 31, 2006 (Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).

Exhibit
Number		Description

10.30		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q filed on November 4, 2005).
10.31		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10	.32.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.32.2	Amendment to Medicaid Managed Care Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2008 (incorporated by reference to exhibit 10.29.2 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10.33		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.2	Contract dated June 8, 2007 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2007 through June 30, 2008 with five optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2007).
*10	.33.3	Amendment dated January 30, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2007 through June 30, 2008 filed herewith.
10.34		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.34.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.35.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K filed on March 1, 2006).

Exhibit
Number		Description

10	.35.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K filed on March 1, 2006).
*10	.35.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to exhibit 10.32.7 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10	.35.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
		Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our
*10	.35.9	Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.35.10	Amendment, effective September 1, 2007, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal, programs in the Bexar, Dallas, Harris, Nueces, Tarrant and Travis Service Delivery Areas effectively extending the contract through August 31, 2008 (incorporated by reference to Exhibit 10.35.10 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
10	.36.1	AMERIGROUP Corporation Change in Control Benefit Policy (incorporated by reference to Exhibit 10.35.10 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
12.1		Computation of Ratio of Earnings to Fixed Charges
14.1		AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 10.35.10 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to financial statements of the registrant.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 22, 2008.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 22, 2008.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated February 22, 2008.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia, on February 22, 2008.

AMERIGROUP Corporation

By:	/s/ James W. Truess
Name:     James W. Truess

Title:	Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James G. Carlson James G. Carlson	Director, President and Chief Executive Officer	February 22, 2008

/s/ James W. Truess James W. Truess	Executive Vice President and Chief Financial Officer	February 22, 2008

/s/ Margaret M. Roomsburg Margaret M. Roomsburg	Senior Vice President and Chief Accounting Officer	February 22, 2008

/s/ Jeffrey L. McWaters Jeffrey L. McWaters	Chairman of the Board of Directors	February 22, 2008

/s/ Thomas E. Capps Thomas E. Capps	Director	February 22, 2008

/s/ Jeffrey B. Child Jeffrey B. Child	Director	February 22, 2008

/s/ Kay Coles James Kay Coles James	Director	February 22, 2008

/s/ William J. McBride William J. McBride	Director	February 22, 2008

/s/ Uwe E. Reinhardt, Ph.D. Uwe E. Reinhardt, Ph.D.	Director	February 22, 2008

/s/ Richard D. Shirk Richard D. Shirk	Director	February 22, 2008

EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Current Report on Form 8-K filed on February 14, 2008).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.3		Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.4		Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
10.1		Retirement and Consulting Agreement by and between AMERIGROUP Corporation and Jeffrey L. McWaters, dated September 30, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2007).
10.2		Letter Agreement among AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2007).
10.3		Security Agreement, AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on March 26, 2007).
10.4		Credit and Guaranty Agreement, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, and the various lenders, (incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.5		Amendment to the Credit and Guaranty Agreement dated March 28, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.6		Amendment to the Credit and Guaranty Agreement dated April 18, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10	.6.1	Amendment to the Credit and Guaranty Agreement dated November 30, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed December 3, 2007).
10.7		Pledge and Security Agreement among AMERIGROUP Corporation, PHP Holdings, Inc. and Wachovia Bank, as collateral agent, (incorporated by reference to exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.8		Confirmation, Re Convertible Note Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on April 2, 2007).
10.9		Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on April 2, 2007).

Exhibit
Number		Description

10.10		Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2007).
10.11		Form 2003 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.38 to our Quarterly Report on Form 10-Q, filed on August 11, 2003).
10.12		Form 2007 Cash Incentive Plan of the Company (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2007).
10.13		Form 2005 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement Pursuant to Schedule 14a of the Securities Exchange Act of 1934, filed on April 4, 2005).
10.14		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410)).
10.15		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005).
10.16		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed on February 14, 2008).
10.17		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2008).
10	.17.1	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on February 14, 2008).
10.18		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.4 to our Current Report Form 8-K filed on February 14, 2008).
10.19		Form of 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on March 4, 2005).
10.20		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on March 4, 2005).
10.21		Employment Agreement of James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2008).
10.22		Noncompetition Agreement for James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2008).
10.23		Separation Agreement and General Release with E. Paul Dunn, Jr. former Executive Vice President and Chief Financial Officer effective December 2, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2005).
10.24		Form of Separation Agreement between AMERIGROUP Corporation and Eric M. Yoder, M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2007).
*10	.25.1	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.25.2	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.12 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.25.3	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2007 (incorporated by reference to exhibit 10.25.3 to our Quarterly Report on Form 10-Q filed on July 30, 2007).
10	.26.1	Amendment No. 00026, dated December 31, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).

Exhibit
Number		Description

10	.26.2	Amendment No. 00027, dated December 30, 2005, to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.26.3	Amendment No. 00029 to the District of Columbia Healthy Families Programs, Department of Health Medical Assistance Administration, Prepaid, Capital Risk Contract (POHC-2002-D-2003) effective August 1, 2006 (incorporated by reference to exhibit 10.23.1 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10	.27.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).
*10	.27.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006 (incorporated by reference to exhibit 10.25.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.27.2.1	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2007 (incorporated by reference to exhibit 10.27.2.1 to our Amended Quarterly Report on Form 10-Q/A filed on December 21, 2007).
*10	.27.2.2	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective September 30, 2007 filed herewith.
*10	.27.2.3	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective January 1, 2008 filed herewith.
10	.27.3	Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006).
10	.27.3.1	Amendment No. 1 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 1 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007).
10	.27.3.2	Amendment No. 4 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 4 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 7, 2007).
10	.27.3.3	Amendment No. 5 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 5 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 5, 2007).
10	.27.3.4	Amendment No. 6 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 6 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on December 5, 2007).
10	.27.3.4	Amendment No. 7 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 7 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2008).
*10	.27.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006 (incorporated by reference to exhibit 10.25.4 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.30		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q filed on November 4, 2005).

Exhibit
Number		Description

10.31		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10	.32.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.32.2	Amendment to Medicaid Managed Care Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2008 (incorporated by reference to exhibit 10.29.2 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
10.33		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.33.2	Contract dated June 8, 2007 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2007 through June 30, 2008 with five optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2007).
*10	.33.3	Amendment dated January 30, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2007 through June 30, 2008 filed herewith.
10.34		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.34.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.35.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.35.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K filed on March 1, 2006).

Exhibit
Number		Description

10	.35.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K filed on March 1, 2006).
*10	.35.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to exhibit 10.32.7 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10	.35.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.35.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.35.10	Amendment, effective September 1, 2007, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal, programs in the Bexar, Dallas, Harris, Nueces, Tarrant and Travis Service Delivery Areas effectively extending the contract through August 31, 2008 (incorporated by reference to Exhibit 10.35.10 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
10	.36.1	AMERIGROUP Corporation Change in Control Benefit Policy (incorporated by reference to Exhibit 10.35.10 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
12.1		Computation of Ratio of Earnings to Fixed Charges
14.1		AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 10.35.10 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to financial statements of the registrant.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 22, 2008.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 22, 2008.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated February 22, 2008.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.