Form 10-Q
period 2008-03-31
AMERIGROUP CORP
filed 2008-04-29
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(757) 490-6900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 23, 2008, there were 53,538,690 shares outstanding of AMERIGROUP’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

Part I.  Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$548,469	$487,614
Short-term investments	71,292	199,947
Restricted investments held as collateral	351,318	351,318
Premium receivables	86,244	82,940
Deferred income taxes	24,246	23,475
Provider and other receivables	27,442	43,913
Prepaid expenses and other	24,432	39,001

Total current assets	1,133,443	1,228,208
Long-term investments	397,696	379,733
Investments on deposit for licensure	96,737	89,485
Property, equipment and software, net	97,742	97,933
Deferred income taxes	9,665	12,075
Other long-term assets	20,007	18,178
Goodwill and other intangible assets, net	262,366	263,009

Total assets	$2,017,656	$2,088,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$506,847	$541,173
Accounts payable	5,763	6,775
Unearned revenue	38,945	55,937
Accrued payroll and related liabilities	35,726	47,965
Accrued expenses and other	103,521	119,223
Current portion of long-term debt	1,035	27,567
Current portion of capital lease obligations	222	368

Total current liabilities	692,059	799,008
Long-term convertible debt	260,000	260,000
Long-term debt less current portion	101,463	101,458
Other long-term liabilities	14,555	14,248

Total liabilities	1,068,077	1,174,714

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 53,201,881 and 53,129,928 at March 31, 2008 and December 31, 2007, respectively	533	532
Additional paid-in capital	417,442	412,065
Accumulated other comprehensive loss	(613)	—
Retained earnings	537,275	502,182

	954,637	914,779
Less treasury stock at cost (143,878 and 25,713 shares at March 31, 2008 and December 31, 2007, respectively)	(5,058)	(872)

Total stockholders’ equity	949,579	913,907

Total liabilities and stockholders’ equity	$2,017,656	$2,088,621

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands,
	except per share data)

Revenues:
Premium	$1,065,766	$819,594
Investment income and other	22,609	12,723

Total revenues	1,088,375	832,317

Expenses:
Health benefits	874,921	683,308
Selling, general and administrative	144,530	106,117
Depreciation and amortization	8,777	8,374
Interest	3,454	505

Total expenses	1,031,682	798,304

Income before income taxes	56,693	34,013
Income tax expense	21,600	12,720

Net income	$35,093	$21,293

Net income per share:
Basic net income per share	$0.66	$0.41

Weighted average number of common shares outstanding	53,193,750	52,339,205

Diluted net income per share	$0.65	$0.40

Weighted average number of common shares and dilutive potential common shares outstanding	54,403,315	53,721,113

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2008
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Equity
	(Dollars in thousands)

Balances at December 31, 2007	53,129,928	$532	$412,065	$—	$502,182	25,713	$(872)	$913,907
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	190,118	1	2,049	—	—	—	—	2,050
Compensation expense related to share-based payments	—	—	2,272	—	—	—	—	2,272
Tax benefit from exercise of stock options	—	—	1,056	—	—	—	—	1,056
Treasury stock redeemed for payment of employee taxes	(17,965)	—	—	—	—	17,965	(597)	(597)
Common stock repurchases	(100,200)	—	—	—	—	100,200	(3,589)	(3,589)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(613)	—	—	—	(613)
Net income	—	—	—	—	35,093	—	—	35,093

Balances at March 31, 2008	53,201,881	$533	$417,442	$(613)	$537,275	143,878	$(5,058)	$949,579

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$35,093	$21,293
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,777	8,374
Loss on disposal of property, equipment and software	166	—
Deferred tax expense (benefit)	2,016	(2,665)
Compensation expense related to share-based payments	2,272	1,960
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	(3,304)	8,693
Prepaid expenses, provider and other receivables and other current assets	28,245	2,769
Other assets	(2,402)	(2,790)
Claims payable	(34,326)	(1,585)
Accounts payable, accrued expenses and other current liabilities	(26,455)	(6,975)
Unearned revenue	(16,992)	(3,849)
Other long-term liabilities	307	4,286

Net cash (used in) provided by operating activities	(6,603)	29,511

Cash flows from investing activities:
Purchase of restricted investments held as collateral	—	(402,812)
Purchase of convertible note hedge instruments	—	(48,648)
Proceeds from sale of warrant instruments	—	23,688
Proceeds from sale of available-for-sale securities	351,775	464,974
Purchase of available-for-sale securities	(340,925)	(410,011)
Proceeds from redemption of held-to-maturity securities	215,563	185,676
Purchase of held-to-maturity securities	(116,711)	(123,648)
Purchase of property, equipment and software	(7,536)	(8,816)
Proceeds from redemption of investments on deposit for licensure	12,012	9,255
Purchase of investments on deposit for licensure	(19,264)	(20,714)

Net cash provided by (used in) investing activities	94,914	(331,056)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	240,000
Borrowings under credit facility	—	351,318
Repayment of borrowings under credit facility	(26,527)	(201,318)
Payment of debt issuance costs	—	(10,631)
Net decrease in bank overdrafts	(300)	(838)
Payment of capital lease obligations	(146)	(249)
Proceeds from exercise of common stock options	2,050	2,345
Repurchase of common stock shares	(3,589)	—
Tax benefit related to exercise of stock options	1,056	1,000

Net cash (used in) provided by financing activities	(27,456)	381,627

Net increase in cash and cash equivalents	60,855	80,082
Cash and cash equivalents at beginning of period	487,614	176,718

Cash and cash equivalents at end of period	$548,469	$256,800

Non-cash disclosures:
Common stock redeemed for payment of employee taxes	$(597)	$(420)

Unrealized loss on available-for-sale securities, net of tax	$(613)	$—

Cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes	$—	$9,185

Deferred tax asset related to purchase of convertible note hedge instruments	$—	$17,660

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 of AMERIGROUP Corporation and its subsidiaries (“the Company”), are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2008 and operating results for the interim periods ended March 31, 2008 and 2007. The December 31, 2007 condensed consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008.

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

	Three Months Ended
	March 31,
	2008	2007

Basic net income per share:
Net income	$35,093	$21,293

Weighted average number of common shares outstanding	53,193,750	52,339,205

Basic net income per share	$0.66	$0.41

Diluted net income per share:
Net income	$35,093	$21,293

Weighted average number of common shares outstanding	53,193,750	52,339,205
Dilutive effect of stock options, convertible senior notes and warrants (as determined by applying the treasury stock method)	1,209,565	1,381,908

Weighted average number of common shares and dilutive potential common shares outstanding	54,403,315	53,721,113

Diluted net income per share	$0.65	$0.40

Potential common stock equivalents representing 1,190,540 and 1,402,044 shares with a weighted-average exercise price of $40.65 and $40.93 for the three months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented.

The Company’s 2.0% Convertible Senior Notes due May 15, 2012 (See Note 5) issued effective March 28, 2007 in the aggregate principal amount of $260,000, were not included as dilutive securities because the conversion price of $42.53 was greater than the average market price of shares of the Company’s common stock; therefore, to

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

include the shares issuable upon conversion of the notes would have been anti-dilutive. The Company’s warrants sold on March 28, 2007 and April 9, 2007 were not included in the computation of diluted net income per share because the warrants’ exercise price of $53.77 was greater than the average market price of the Company’s common shares; therefore, to include the warrants would have been anti-dilutive.

3.	Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“FASB Statement No. 157”). FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of FASB Statement No. 157 as of January 1, 2008, for financial instruments. Although the adoption of FASB Statement No. 157 did not materially impact our financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

FASB Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In August 2007, the FASB proposed FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2008, and applied retrospectively to prior periods. If adopted, this FSP would change the accounting treatment for our $260,000 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007. If adopted in its current form, the impact of this new accounting treatment could be significant to our results of operations and result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We estimate that our earnings per diluted share could decrease by approximately $0.11 to $0.12 annually as a result of the adoption of this FSP. As the guidance is not yet final, we can make no assurances that the actual impact upon adoption will not differ materially from our estimates.

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

4.	Fair Value Measurements

As of March 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. We have invested in auction rate securities, which are classified as available-for-sale securities and reflected at fair value. However, due to recent events in the U.S. credit markets, the auction events for the majority of these securities held by us failed during the first quarter of 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data which is limited at this time.

We have recorded an unrealized loss of $990, or $613 net of the related income tax effect, to accumulated other comprehensive loss as a result of the temporary declines in fair value for auction rate securities. The majority of the auction rate securities held by us at March 31, 2008, totaling $92,735, was in securities collateralized by student loan portfolios, which are almost fully guaranteed by the United States government. Because there is no assurance that auctions for these securities will be successful in the near term as of March 31, 2008, $91,560 of auction rates securities were reclassified from short-term investments to long-term investments. As of March 31, 2008, we continue to earn interest at rates above market for similar instruments on all of the auction rate securities we hold. Any future fluctuation in the fair value related to these securities that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other than temporary, we will record a charge to earnings as appropriate.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of FASB Statement No. 157 at March 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant	Unobservable
		Identical Assets	Other Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$548,469	$548,469	$—	$—
Auction Rate Securities	92,735	1,175	—	91,560

Total assets measured at fair value	$641,204	$549,644	$—	$91,560

Based on market conditions, we changed our valuation methodology for auction rate securities to a discounted cash flow analysis or other type of valuation model during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within FASB Statement No. 157’s hierarchy since our initial adoption of FASB Statement No. 157 at January 1, 2008.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB Statement No. 157 at March 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Auction
Rate
Securities

Balance at December 31, 2007	$—
Transfers to Level 3	92,550
Total unrealized losses included in other accumulated comprehensive loss	(990)

Balance at March 31, 2008	$91,560

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

5.	Long-Term Obligations

Credit Agreement

As of March 31, 2008, we had $102,498 outstanding under the senior secured synthetic letter of credit facility of our Credit and Guaranty Agreement (the “Credit Agreement”). The Credit Agreement terminates on March 15, 2012. As of March 31, 2008, we had no outstanding borrowings, but have caused to be issued irrevocable letters of credit in the aggregate face amount of $35,600 under the senior secured revolving credit facility of our Credit Agreement. Of the total irrevocable letters of credit issued, a letter of credit in the amount of $18,250 was issued in connection with a contingent payment related to the purchase of substantially all of the assets of Memphis Managed Care Corporation (“MMCC”). As described more fully in Note 8, our Tennessee subsidiary, AMERIGROUP Tennessee, Inc. was not awarded a contract to provide full-risk managed care services to TennCare recipients in West Tennessee. Therefore, under the terms of the MMCC purchase agreement, no contingent payment will be made and the irrevocable letter of credit will be released.

The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof. The applicable interest rate was 4.75% at March 31, 2008.

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

Convertible Senior Notes

As of March 31, 2008, we had an outstanding aggregate of $260,000 in principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (the “Notes”). In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the Notes and common stock issuable upon conversion of the Notes. The Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The Notes are senior unsecured obligations of the Company and rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement. The Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

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

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The convertible note hedges and warrants are separate transactions which will not affect holders’ rights under the Notes.

6.	Share Repurchase Program

Shares purchased by the Company and placed in treasury are valued at cost. Subsequent sales of treasury stock at amounts in excess of their cost, if any, will be credited to additional paid-in capital.

Pursuant to the Company’s share repurchase program approved by the Board of Directors on February 13, 2008, during the three months ended March 31, 2008, 100,200 shares of our common stock were acquired and placed into treasury for a total cost of $3,589.

7.	Contingencies

Legal Proceedings

Qui Tam

In 2002, Cleveland A. Tyson (the “Relator”), a former employee of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our former Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel. Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. (the “Qui Tam Litigation”). The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “Court”). It alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs.

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

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

On March 13, 2007, the Court entered a judgment against AMERIGROUP Illinois, Inc., and AMERIGROUP Corporation in the amount of approximately $334,000, which includes the trebling of damages and false claim penalties. Under the Federal False Claims Act, the counsel for the Relator is entitled to collect their attorney’s fees, costs and expenses in the event the Relator’s claim is successful. On April 3, 2007, we delivered an irrevocable letter of credit in the amount of $351,318, which includes estimated interest on the judgment for one year, to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division to stay the enforcement of the judgment pending appeal. On May 11, 2007, we filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit. On September 6, 2007, pursuant to a joint stipulation and order, we caused to be posted with the Court a surety bond in the amount of approximately $8,400 as the attorney’s fees, costs and expenses that Relator’s counsel would receive depending upon the outcome of the proceedings. On September 17, 2007, we filed our memorandum of law in support of our appeal with the Court of Appeals. On December 17, 2007, the United States of America and the State of Illinois filed a joint brief, and the Relator filed a brief, in response to our memorandum of law. On February 29, 2008, we filed our reply to these briefs with the Court of Appeals, thereby concluding the briefing of the appeal by the parties. The Court of Appeals has scheduled oral arguments for June 4, 2008. We expect the Court of Appeals to render a decision in the months following oral arguments. While we do not control this timeline, it is possible the Court of Appeals could render a decision as early as the summer of 2008, but there is no assurance that the decision will not occur at a later date.

Although it is possible that the ultimate outcome of the Qui Tam Litigation or any settlement thereof will not be favorable to us, the amount of loss, if any, is uncertain. Accordingly, we have not recorded any amounts in the Condensed Consolidated Financial Statements for unfavorable outcomes, if any, as a result of the Qui Tam Litigation. There can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

As a result of the Qui Tam Litigation, it is possible that state or federal governments will subject us to greater regulatory scrutiny, investigation, action, or litigation. We have proactively been in contact with all of the insurance and Medicaid regulators in the states in which we operate as well as the Office of the Inspector General of the Department of Health and Human Services (“OIG”), with respect to the practices at issue in the Qui Tam Litigation. In connection with our discussions with the OIG, we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006. Effective October 1, 2007, we entered into an indefinite extension of the tolling agreement which can be terminated by either party upon 90 days written notice. In some circumstances, state or federal governments may move to exclude a company from contracts as a result of a civil verdict under the False Claims Act. We are unable to predict at this time what, if any, further action any state or federal regulators may take. Exclusion is a discretionary step which we believe would not be commenced, if at all, until all appeals have been exhausted. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

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

District of Columbia Litigation

On March 28, 2008, the District of Columbia filed a civil complaint in the Superior Court for the District of Columbia against our subsidiary, AMERIGROUP Maryland, Inc. d/b/a AMERIGROUP Community Care of the District of Columbia (“AMERIGROUP DC”). AMERIGROUP DC is a licensed managed care organization that contracted with the District of Columbia’s Department of Health’s Medical Assistance Administration (“MAA”) to provide Medicaid managed care services in the District of Columbia. The complaint alleges that in 2006,

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

AMERIGROUP DC submitted a report to MAA in which it misclassified or improperly included certain administrative costs by reporting (i) the administrative portion of pharmaceutical costs as healthcare costs; (ii) certain medical administrative costs as healthcare costs; and (iii) certain administrative fees paid to the Company which the complaint alleges were not directly related to the provision of approved healthcare services. The complaint asserts a single count under the District of Columbia Procurement Reform Act, D.C. Official Code Section 2-308.14 (2001) (the “DC Act”).

The DC Act provides, in pertinent part, that any person who knowingly, makes, uses or causes to be made or used, a false record or statement to get a false claim paid or approved by the District shall be liable to the District for three times the amount of damages which the District sustains because of the acts alleged and for the costs of a civil action brought to recover penalties or damages, and may be liable to the District for a civil penalty of not less than $5 and not more than $10 for each false claim made.

The complaint does not seek damages, but requests the imposition of a penalty of $10 for each false claim or statement allegedly made by AMERIGROUP DC.

AMERIGROUP DC intends to vigorously defend the District’s claim. On April 21, 2008, AMERIGROUP DC filed a motion in the Superior Court for the District of Columbia to dismiss the action by the District of Columbia for failure to state a claim. Given the preliminary stage of this matter, we are unable to assess the probable outcome or its financial impact, if any.

Other Contingencies

Experience Rebate Payable

AMERIGROUP Texas, Inc. is required to pay an experience rebate to the State of Texas in the event profits exceed established levels. The experience rebate calculation reports that we filed for the state fiscal years (“SFYs”) 2000 through 2005 have been audited by a contracted auditing firm retained by the State of Texas. In their report, the auditor challenged the inclusion in the rebate calculation of certain expenses incurred by the Company in providing services to AMERIGROUP Texas, Inc. for services obtained from AMERIGROUP Corporation under an administrative services agreement. The audits of experience rebate calculation reports for SFYs 2006 and 2007 are in process.

In February 2008, we resolved all of the open audit issues with respect to the experience rebate calculation reports for SFYs 2005 and prior and those experience rebate reports are now final. With respect to the experience rebate calculation reports for SFYs 2006 and 2007, we also reached agreement on the nature and amount of the administrative expenses incurred by AMERIGROUP Texas, Inc., for services provided by AMERIGROUP Corporation under the administrative services agreement that can be included in the experience rebate calculation. The Condensed Consolidated Financial Statements as of March 31, 2008 include estimates for experience rebates payable for all open SFYs in accordance with this agreement.

Risk Sharing Receivable

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”), which includes Cook Children’s Medical Center (“CCMC”) that was terminated as of August 31, 2005. Under the risk-sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We have recorded a receivable in the accompanying Condensed Consolidated Financial Statements for the 2005 contract year, in the amount of $10,600, as of March 31, 2008. The contract with CCHCN prescribes reconciliation procedures which have been completed. CCHCN subsequently engaged external auditors to review all medical claims payments made for the 2005 contract year and has provided the preliminary results to us. We are currently in discussions with the parties regarding resolution of this matter. Although we continue to believe this to be a valid receivable, if we are unable to resolve this matter resulting in payment in full to us, our

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

results of operations may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

New Jersey Provider Network

In December 2006, AMERIGROUP New Jersey, Inc., received a notice of deficiency for failure to meet provider network requirements as required by our Medicaid contract with New Jersey. On April 17, 2008, the New Jersey Division of Medical Assistance and the Health Services (“DMAHS”) withdrew its notice of deficiency and intent to impose sanctions. DMAHS is continuing to review provider network requirements and will continue to monitor compliance with those requirements in the future. If we are unable to materially satisfy the provider network requirements as determined in the future, the State of New Jersey could impose fines and penalties that could have a material impact on our financial results.

8.	Subsequent Events

On April 22, 2008, AMERIGROUP Tennessee, Inc. was notified that it had not been awarded a contract to provide full-risk managed care services to TennCare recipients in West Tennessee. As a result, the existing administrative services only (“ASO”) arrangement for the West Tennessee region will terminate on October 31, 2008 under its current terms with claims run-out and transition activities continuing into 2009. Unamortized identifiable intangible assets acquired as part of the November 1, 2007 acquisition of substantially all of the assets of MMCC totaling $1,307 at March 31, 2008 will be amortized over the remaining life of the ASO arrangement and the related goodwill acquired of $8,116 will be written-off in the second quarter of 2008. The impact of these known adjustments to existing balances for the year ended December 31, 2008 is estimated to be approximately $0.09 per diluted share. Additional costs to discontinue operations in West Tennessee are not expected to be material.

On March 10, 2008, AMERIGROUP DC was notified that it was one of four successful bidders in the reprocurement of the District of Columbia’s Medicaid managed care business for the contract period beginning May 1, 2008. On April 2, 2008, AMERIGROUP DC elected not to participate in the District’s new contract due to premium rate and programmatic concerns. The current contract with the District expires on April 30, 2008. AMERIGROUP DC and the District of Columbia entered into an agreement to extend the existing contract on substantially similar terms and premium rates through June 30, 2008. As a result of discontinuing operations in the DC market, the Company will write-off $2,264 in acquired goodwill. The impact of this known adjustment to existing balances for the year ended December 31, 2008 is estimated to be approximately $0.03 per diluted share. Additional costs to discontinue operations in the District of Columbia are not expected to be material and will be determined and recorded in the second quarter of 2008.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	local, state and national economic conditions, including their effect on the rate increase process and timing of payments;

•	the effect of government regulations and changes in regulations governing the healthcare industry;

•	changes in Medicaid and Medicare payment levels and methodologies;

•	liabilities and other claims asserted against us;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels;

•	demographic changes;

•	increased use of services, increased cost of individual services, epidemics, the introduction of new or costly treatments and technology, new mandated benefits, insured population characteristics and seasonal changes in the level of healthcare use;

•	our ability to enter into new markets or remain in our existing markets;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	changes in market interest rates and actions by the Federal Reserve;

•	catastrophes, including acts of terrorism or severe weather; and

•	the unfavorable resolution of pending litigation.

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 22, 2008, and Part II — Other Information — Item 1A. — “Risk Factors” for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, State Children’s Health Insurance Program (“SCHIP”), FamilyCare, and Medicare Advantage programs. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and government partners because of our focus, medical management programs and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to healthcare benefits pursuant to agreements with the applicable regulatory authority. We combine medical, social and behavioral health services to help our members obtain quality healthcare in an efficient manner. Our success in establishing and maintaining strong relationships with our government partners, providers and members has enabled us to obtain new contracts and to establish and maintain a leading market position in many of the markets we serve.

Summary highlights of our first quarter of 2008 include:

•	Membership increased 26.7 percent to approximately 1,688,000 from March 31, 2007 to March 31, 2008;

•	Total revenues increased to $1.1 billion or a 30.8 percent over the first quarter of 2007;

•	Health benefits ratio (“HBR”) of 82.1 percent of premium revenues; and

•	Selling, general and administrative expenses ratio of 13.3% of total revenues.

Revenue Growth

During the first quarter of 2008, our revenue compared to the first quarter of 2007 increased 30.8 percent. This increase is primarily due to membership increases in new markets and products, particularly from our entry into Tennessee in April 2007 and premium rate increases and yield increases resulting from changes in membership mix.

Investment income and other increased $9.9 million from $12.7 million for the three months ended March 31, 2007 to $22.6 million for the three months ended March 31, 2008 primarily as a result of our acquisition of Memphis Managed Care Corporation (“MMCC”) which serves Medicaid members in West Tennessee under an administrative services only (“ASO”) arrangement. Revenues from this arrangement totaled approximately $5.8 million for the three months ended March 31, 2008. As discussed below, this arrangement will terminate October 31, 2008. Additionally, investment income increased as a result of an increase in the average balance of invested assets over the prior year. The increase in the average invested balances was largely driven by the establishment in 2007 of restricted investments held as collateral.

Our investment portfolio is comprised of fixed income securities, cash and cash equivalents and restricted investments held as collateral, which generated investment income totaling 29.1% and 37.0% of our pre-tax income for the three months ended March 31, 2008 and 2007, respectively. The performance of our portfolio is interest rate driven, consequently, volatility in interest rates, such as the recent actions by the Federal Reserve, affects our returns on, and the market value of our portfolio. This and any future reductions in the Federal Funds rate or other disruptions in the credit markets could materially adversely affect our results of operations.

Operating Costs

Health Benefits

Expenses relating to health benefits for the three months ended March 31, 2008 increased $191.6 million, or 28.0%, to $874.9 million from $683.3 million for the three months ended March 31, 2007. Our HBR was 82.1% for the three months ended March 31, 2008 versus 83.4% in the same period of the prior year. This decrease in HBR for the three months ended March 31, 2008 over the HBR for the three months ended March 31, 2007, is primarily a result of favorable development in our Texas market and a rate increase in Georgia retroactive to July 1, 2007 recorded in the quarter partially offset by higher medical costs in our Tennessee market specifically related to the high utilization of the private duty nursing benefit.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were 13.3% of total revenues for the three months ended March 31, 2008 compared to 12.7% for the three months ended March 31, 2007. Our SG&A ratio increased in the current period primarily as a result of an increase in experience rebate expense as a result of favorable performance in Texas offset by leverage gained through increased revenues. SG&A expenses increased $38.4 million, or 36.2% to $144.5 million for the three months ended March 31, 2008 from $106.1 million for the three months ended March 31, 2007. The increase in SG&A is primarily a result of an increase in salaries and benefits due to a 14.4% increase in the number of employees and the increase in experience rebate expense mentioned above.

Market Updates

On April 22, 2008, AMERIGROUP Tennessee, Inc. was notified that it had not been awarded a contract to provide full-risk managed care services to TennCare recipients in West Tennessee. As a result, the existing ASO arrangement for the West Tennessee region will terminate on October 31, 2008 under its current terms with claims run-out and transition activities continuing into 2009. Unamortized identifiable intangible assets acquired as part of the November 1, 2007 acquisition of substantially all of the assets of MMCC totaling $1.3 million at March 31, 2008 will be amortized over the remaining life of the ASO arrangement and the related goodwill acquired of $8.1 million will be written-off in the second quarter of 2008. The impact of these known adjustments to existing balances for the year ended December 31, 2008 is estimated to be approximately $0.09 per diluted share. Additional costs to discontinue operations in West Tennessee are not expected to be material.

On March 10, 2008, AMERIGROUP Maryland, Inc. d/b/a AMERIGROUP Community Care of the District of Columbia (“AMERIGROUP DC”) was notified that it was one of four successful bidders in the reprocurement of the District of Columbia’s Medicaid managed care business for the contract period beginning May 1, 2008. On April 2, 2008, AMERIGROUP DC elected not to participate in the District’s new contract due to premium rate and programmatic concerns. The current contract with the District expires on April 30, 2008. AMERIGROUP DC and the District of Columbia entered into an agreement to extend the existing contract on substantially similar terms and premium rates through June 30, 2008. As a result of our discontinuing operations in the DC market, the Company will write-off $2.3 million in acquired goodwill. The impact of this known adjustment to existing balances for the year ended December 31, 2008 is estimated to be approximately $0.03 per diluted share. Additional costs to discontinue operations in the District of Columbia are not expected to be material and will be determined and recorded in the second quarter of 2008.

On January 28, 2008, we submitted our response to a request for proposal for expanded markets and reprocurement of our existing markets for the Florida Healthy Kids program. The State has delayed the awards for the expanded markets under this program until the state legislature can conclude its budget review. The awards will not be announced until after the legislative session concludes in the second quarter.

Contingencies

Experience Rebate Payable

AMERIGROUP Texas, Inc. is required to pay an experience rebate to the State of Texas in the event profits exceed established levels. The experience rebate calculation reports that we filed for the state fiscal years (“SFYs”) 2000 through 2005 have been audited by a contracted auditing firm retained by the State of Texas. In their report, the auditor challenged the inclusion in the experience rebate calculation of certain expenses incurred by the Company in providing services to AMERIGROUP Texas, Inc. for services obtained from AMERIGROUP Corporation under an administrative services agreement. The audits of experience rebate calculation reports for SFYs 2006 and 2007 are in process.

In February 2008, we resolved all of the open audit issues with respect to the experience rebate calculation reports for SFYs 2005 and prior and those experience rebate reports are now final. With respect to the experience rebate calculation reports for SFYs 2006 and 2007, we also reached agreement on the nature and amount of the administrative expenses incurred by AMERIGROUP Texas, Inc., for services provided by AMERIGROUP Corporation under the administrative services agreement that can be included in the experience rebate calculation. The Condensed Consolidated Financial Statements as of March 31, 2008 include estimates for experience rebates payable for all open SFYs in accordance with this agreement.

Risk Sharing Receivable

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”), which includes Cook Children’s Medical Center (“CCMC”) that was terminated as of August 31, 2005. Under the risk-

sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We have recorded a receivable in the accompanying Condensed Consolidated Financial Statements for the 2005 contract year, in the amount of $10.6 million, as of March 31, 2008. The contract with CCHCN prescribes reconciliation procedures which have been completed. CCHCN subsequently engaged external auditors to review all medical claims payments made for the 2005 contract year and has provided the preliminary results to us. We are currently in discussions with the parties regarding resolution of this matter. Although we continue to believe this to be a valid receivable, if we are unable to resolve this matter resulting in payment in full to us, our results of operations may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

New Jersey Provider Network

In December 2006, AMERIGROUP New Jersey, Inc., received a notice of deficiency for failure to meet provider network requirements as required by our Medicaid contract with New Jersey. On April 17, 2008, the New Jersey Division of Medical Assistance and the Health Services (“DMAHS”) withdrew its notice of deficiency and intent to impose sanctions. DMAHS is continuing to review provider network requirements and will continue to monitor compliance with those requirements in the future. If we are unable to materially satisfy the provider network requirements as determined in the future, the State of New Jersey could impose fines and penalties that could have a material impact on our financial results.

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three Months Ended
	March 31,
	2008	2007

Premium revenues	97.9%	98.5%
Investment income and other	2.1	1.5

Total revenues	100.0%	100.0%

Health benefits(1)	82.1%	83.4%
Selling, general and administrative expenses	13.3%	12.7%
Income before income taxes	5.2%	4.1%
Net income	3.2%	2.6%

(1)	The HBR is shown as a percentage of premium revenues because there is a direct relationship between the premium received and the health benefits provided.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Summarized comparative financial information for the three months ended March 31, 2008 and March 31, 2007 are as follows ($ in millions, except per share data):

			Three Months
			Ended
	Three Months Ended		March 31,
	March 31,		% Change
	2008	2007	2008-2007

Revenues:
Premium	$1,065.8	$819.6	30.0%
Investment income and other	22.6	12.7	78.0%

Total revenues	1,088.4	832.3	30.8%
Expenses:
Health benefits	874.9	683.3	28.0%
Selling, general and administrative	144.5	106.1	36.2%
Depreciation and amortization	8.8	8.4	4.8%
Interest	3.5	0.5	600.0%

Total expenses	1,031.7	798.3	29.2%

Income before income taxes	56.7	34.0	66.8%
Income tax expense	21.6	12.7	70.1%

Net income	$35.1	$21.3	64.8%

Diluted net income per common share	$0.65	$0.40	62.5%

Revenues

Premium revenue for the three months ended March 31, 2008 increased $246.2 million, or 30.0%, to $1,065.8 million from $819.6 million for the three months ended March 31, 2007. The increase was primarily due to our entry into the Middle Tennessee market in April 2007. Additionally, our existing products and markets contributed further to revenue growth from premium rate increases and yield increases resulting from changes in membership mix. Total membership increased 26.7% to approximately 1,688,000 as of March 31, 2008 from approximately 1,332,000 as of March 31, 2007.

Investment income and other increased by $9.9 million to $22.6 million for the three months ended March 31, 2008 from $12.7 million for the three months ended March 31, 2007. The increase in investment income and other was primarily due to our acquisition of MMCC which serves Medicaid members in West Tennessee under an ASO arrangement. Revenues from this arrangement totaled approximately $5.8 million for the three months ended March 31, 2008. Additionally, investment income increased as a result of an increase in the average balance of invested assets over the prior year. The increase in the average invested balances was largely driven by the establishment of restricted assets held as collateral in 2007.

Membership

The following table sets forth the approximate number of our members we served in each state as of March 31, 2008 and 2007. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans. We offered Medicare Advantage products in Maryland and Texas in 2007. Beginning in 2008, we began operating Medicare Advantage products in Tennessee, Florida, New York, New Jersey and New Mexico(1).

	March 31,
	2008	2007

Texas(2)	441,000	429,000
Tennessee(3)	355,000	—
Florida	210,000	198,000
Georgia	198,000	220,000
Maryland	154,000	149,000
New York	112,000	122,000
New Jersey	99,000	101,000
Ohio	56,000	51,000
District of Columbia(4)	38,000	39,000
Virginia	24,000	23,000
South Carolina	1,000	—

Total	1,688,000	1,332,000

Percentage growth from March 31, 2007 to March 31, 2008	26.7%

(1)	Not included in membership table as membership in New Mexico is less than 1,000 members.

(2)	Membership includes approximately 13,000 ABD members under an ASO contract in Texas as of March 31, 2007.

(3)	Membership includes approximately 168,000 members under an ASO contract in Tennessee as of March 31, 2008. As of October 31, 2008, we will cease providing services to these members.

(4)	The contract with the District of Columbia, as extended, will terminate June 30, 2008.

As of March 31, 2008, we served approximately 1,688,000 members, reflecting an increase of approximately 356,000 members compared to March 31, 2007. The increase is primarily a result of our entry into the Middle Tennessee market in April 2007 which resulted in the addition of approximately 187,000 members as of March 31, 2008. In addition on November 1, 2007, the acquisition of MMCC increased our Tennessee membership by approximately 168,000 members as of March 31, 2008. Membership at March 31, 2008, also reflects a decrease in our Georgia markets as a result of an overall decrease in eligible members in the state offset by growth in our Texas and Florida markets.

The following table sets forth the approximate number of our members in each of our products as of March 31, 2008 and 2007. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid product, these members have been counted in each product.

Product	2008	2007

TANF (Medicaid)(1)	1,166,000	895,000
SCHIP	267,000	264,000
ABD (Medicaid)(2)	205,000	125,000
FamilyCare (Medicaid)	43,000	43,000
Medicare Advantage (SNP)	7,000	5,000

Total	1,688,000	1,332,000

(1)	Membership includes approximately 127,000 members under an ASO contract in Tennessee as of March 31, 2008.

(2)	Membership includes approximately 41,000 members under an ASO contract in Tennessee as of March 31, 2008 and approximately 13,000 members under an ASO contract in Texas as of March 31, 2007.

Health benefits expenses

Expenses relating to health benefits for the three months ended March 31, 2008 increased $191.6 million, or 28.0%, to $874.9 million from $683.3 million for the three months ended March 31, 2007. Our HBR was 82.1% for the three months ended March 31, 2008 versus 83.4% in the same period of the prior year. This decrease in HBR for the three months ended March 31, 2008 over the HBR for the three months ended March 31, 2007, is primarily a result of favorable development in our Texas market and a rate increase in Georgia retroactive to July 1, 2007 recorded in the quarter partially offset by higher medical costs in our Tennessee market specifically related to the high utilization of the private duty nursing benefit.

Selling, general and administrative expenses

SG&A for the three months ended March 31, 2008 increased $38.4 million, or 36.2%, to $144.5 million from $106.1 million for the three months ended March 31, 2007. The increase in SG&A is primarily a result of an increase in salaries and benefits due to a 14.4% increase in the number of employees and an increase in experience rebate expense as a result of favorable performance in Texas.

Our SG&A to total revenues ratio was 13.3% and 12.7% for the three months ended March 31, 2008 and 2007, respectively. The increase in the SG&A to total revenues ratio is primarily due to an increase in experience rebate expense as discussed above.

Premium taxes were $22.0 million and $18.3 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

Depreciation and amortization expense

Depreciation and amortization expense increased approximately $0.4 million or 4.8% from $8.4 million for the three months ended March 31, 2007 to $8.8 million for the three months ended March 31, 2008.

Interest expense

Interest expense was $3.5 million and $0.5 million for the three months ended March 31, 2008 and March 31, 2007, respectively. The increase in interest expense is a result of borrowings under our Credit and Guaranty Agreement and the issuance of the 2.0% Convertible Senior Notes due May 15, 2012 which were issued effective on March 28, 2007.

Provision for income taxes

Income tax expense for the three months ended March 31, 2008 was $21.6 million with an effective tax rate of 38.1% compared to $12.7 million income tax expense with an effective tax rate of 37.4% for the three months ended March 31, 2007. There was a favorable adjustment to the blended tax rate applied to our deferred tax assets for the three months ended March 31, 2007. Without this adjustment, our tax rate would have been 38.2%. The decrease in rate from 38.2% to 38.1% is primarily attributable to an increase in income from tax-advantaged securities.

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flows from operations and borrowings under our Credit Agreement. As of March 31, 2008, we had cash and cash equivalents of $548.5 million, short and long-term investments of $469.0 million and restricted investments on deposit for licensure of $96.7 million. Cash, cash equivalents, and investments which are unrestricted and unregulated totaled $172.8 million at March 31, 2008.

Credit Agreement

On March 26, 2007, we entered into a Credit Agreement which provides, among other things, for commitments of up to $401.3 million consisting of (i) up to $351.3 million of financing under a senior secured synthetic letter of credit facility and (ii) up to $50.0 million of financing under a senior secured revolving credit facility. The Credit Agreement terminates on March 15, 2012. We initially borrowed $351.3 million under the senior secured synthetic letter of credit facility of the Credit Agreement. Shortly thereafter, we repaid $221.3 million of such borrowings with the proceeds from the issuance of the 2.0% Convertible Senior Notes due May 15, 2012. As a result, pursuant to the terms of the Credit Agreement, unless later amended by the parties, the commitments under the senior secured synthetic letter of credit facility were permanently reduced to $130.0 million and total commitments under the Credit Agreement were permanently reduced to $180.0 million.

The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof. The applicable interest rate was 4.75% at March 31, 2008.

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

As of March 31, 2008, we had $102.5 million outstanding under the senior secured synthetic letter of credit facility of our Credit Agreement. These funds are held in restricted investments as partial collateral for an irrevocable letter of credit in the amount of $351.3 million, issued to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division. The irrevocable letter of credit was provided to the court for the purpose of staying the enforcement of the judgment in the Qui Tam Litigation pending resolution of our appeal. As of March 31, 2008, we had no outstanding borrowings but have caused to be issued irrevocable letters of credit in the aggregate face amount of $35.6 million under the senior secured revolving credit facility of our Credit Agreement. Of the total irrevocable letters of credit issued, a letter of credit in the amount of $18.3 million was issued in connection with a contingent payment related to the purchase of substantially all of the assets of MMCC. As our Tennessee subsidiary, AMERIGROUP Tennessee, Inc. was not awarded a contract to provide full-risk managed care services to TennCare recipients in West Tennessee, under the terms of the MMCC purchase agreement, no contingent payment will be made and the irrevocable letter of credit will be released.

Convertible Senior Notes

Effective March 28, 2007, we issued an aggregate of $260.0 million in principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (the “Notes”). In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the Notes and common stock issuable upon conversion of the Notes. The total proceeds from the offering of the Notes, after deducting underwriting fees and estimated offering expenses, were approximately $253.1 million. As of March 31, 2008, approximately $221.3 million of these proceeds plus $27.5 million funded by the Company, are held as restricted investments as the balance of the collateral required for the irrevocable letter of credit that totals $351.3 million, as discussed above. The remainder of the proceeds of the Notes were used in connection with the purchase of convertible note hedges and the sale of warrants that were established concurrent with the issuance of the Notes as discussed below.

The Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The Notes are senior unsecured obligations of the Company and rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement.

The Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

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

The convertible note hedges and warrants are separate transactions which will not affect holders’ rights under the Notes.

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

Cash and Investments

Cash used in operating activities was $6.6 million for the three months ended March 31, 2008 compared to cash provided by operating activities of $29.5 million for the three months ended March 31, 2007. The decrease in cash flows of $36.1 million was primarily a result of $51.9 million in cash flows used by working capital changes, offset in part by cash flows generated by an increase in net income prior to depreciation, amortization and other non-cash items of $19.4 million. Cash used in operating activities for working capital changes was $52.8 million for the three months ended March 31, 2008 compared to cash used in operating activities for working capital changes of $0.9 million for the three months ended March 31, 2007. The increase in cash used primarily resulted from the decrease in claims payable of $34.3 million due to timing of payments in the quarter and a decrease in unearned revenue of $16.7 million due to timing of premium payments.

Cash provided by investing activities was $94.9 million for the three months ended March 31, 2008 compared to cash used in investing activities of $331.1 million for the three months ended March 31, 2007. This change in cash in investing activities results primarily from purchases of restricted investments held as collateral of $402.8 million to fund the irrevocable letter of credit required to stay the execution of the judgment in the Qui Tam Litigation and net purchases of hedge and warrant instruments of $24.9 million in March 2007 with no corresponding activity in the current year. We currently anticipate total capital expenditures for 2008 to be approximately $45.0 million to $50.0 million related to technological infrastructure development and the expansion of our medical management system.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of March 31, 2008, our investment portfolio consisted primarily of fixed-income securities. The weighted-average maturity is approximately ten months excluding our auction rate securities which are discussed below. We utilize investment vehicles such as money market funds, commercial paper, certificates of deposit, municipal bonds, debt securities of government sponsored entities, corporate securities, corporate bonds, auction rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted-average taxable equivalent yield on consolidated investments as of March 31, 2008 was approximately 3.9%.

As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company adopted the provisions of FASB Statement No. 157 effective January 1, 2008. We have determined that we utilize unobservable (Level 3) inputs in determining the fair value of certain auction rate securities totaling $91.6 million at March 31, 2008.

As of March 31, 2008, $92.7 million of our investments were comprised of auction rate securities and municipal notes. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 28 or 35 days. Starting in mid-February, auctions have failed on a majority of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term, $91.6 million of auction rate securities were reclassified from short-term investments to long-term investments in our Condensed Consolidated Financial Statements as of March 31, 2008.

Our auction rate securities are classified as available-for-sale securities and reflected at fair value. In prior periods, due to the auction process which took place every 28-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under FASB Statement No. 157. However, due to events in credit markets during first quarter 2008, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data which is limited at this time. Due to these events, we reclassified these instruments as Level 3 during first quarter 2008 and recorded a temporary unrealized decline in fair value of approximately $1.0 million, with an offsetting entry to accumulated other comprehensive loss. We currently believe that this temporary decline in fair value is primarily due to liquidity concerns, because the underlying assets for the majority of securities are almost entirely backed by the U.S. government. In addition, our holdings of auction rate securities represented less than ten percent of our total cash, cash equivalent, and investment balance at March 31, 2008, which we believe allows us sufficient time for the securities to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will re-evaluate each of these factors as market conditions change in subsequent periods.

The weighted-average life of our auction rate securities portfolio, based on the final maturity, is approximately 25 years. We currently have the ability to hold our auction rate securities until market stability is restored with respect to these investments.

Cash used in financing activities was $27.5 million for the three months ended March 31, 2008, compared to cash provided by financing activities of $381.6 million for the three months ended March 31, 2007. The change in cash related to financing activities was primarily related to net proceeds received from the issuance of Notes and borrowings under the Credit Agreement of $150.0 million in March 2007 compared to net repayments of debt of $26.5 million and repurchases of stock of $3.6 million in March 2008.

We anticipate operating activities to generate positive cash flows at more normalized levels for the year ended December 31, 2008. We believe that existing cash and investment balances, internally generated funds and available funds under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at March 31, 2008 was 27.6%. As a result of significant borrowings under the Credit Agreement and the related debt service and issuance of the Notes, our access to additional capital may be limited which could restrict our ability to acquire new businesses or enter new markets and could impact our ability to maintain statutory net worth requirements in the states in which we do business.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations (“HMOs”), one health insuring corporation (“HIC”) and one Prepaid Health Services Plan (“PHSP”). HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of March 31, 2008, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. We anticipate the parent company may be required to fund minimum net worth shortfalls for certain of our subsidiaries during the remainder of 2008 using unregulated cash, cash equivalents and investments. We believe that we will continue to be in compliance with these requirements at least through the end of 2008.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“FASB Statement No. 157”). FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of FASB Statement No. 157 as of January 1, 2008, for financial instruments. Although the adoption of FASB Statement No. 157 did not materially impact our financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

FASB Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In August 2007, the FASB proposed FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2008, and applied retrospectively to prior periods. If adopted, this FSP would change the accounting treatment for our 260.0 million 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007. If adopted in its current form, the impact of this new accounting treatment could be significant to our results of operations and result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We estimate that our earnings per diluted share could decrease by approximately $0.11 to $0.12 annually as a result of the adoption of this FSP. As the guidance is not yet final, we can make no assurances that the actual impact upon adoption will not differ materially from our estimates.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our Condensed Consolidated Balance Sheets include a certain amount of assets whose fair values are subject to market risk. Due to our significant investment in fixed-maturity investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuers, prepayment options, liquidity of the instrument and other general market conditions.

As of March 31, 2008, and December 31, 2007 substantially all of our investments were in highly-rated securities which include U.S. Treasury securities, debt securities of government sponsored entities, municipal bonds, commercial paper, auction rate securities, corporate bonds and money market funds. We do not hold any investments classified as trading or derivative financial instruments.

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed maturity investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of March 31, 2008, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of our marketable securities portfolio by approximately $3.4 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of our marketable securities portfolio by approximately $2.6 million. As of December 31, 2007, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of our marketable securities portfolio by approximately $4.6 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of our marketable securities portfolio by approximately $2.7 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. In a decreasing rate environment, these instruments do not see as significant potential fair value increases as non-callable instruments due to the expectation that the issuer will call the instrument to take advantage of lower rates.

We believe the fair value presentation is more indicative of our market risk because it evaluates an investment based on the individual characteristics of each investment. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 100 basis point change in interest rates.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.  During the first quarter of 2008, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Qui Tam

In 2002, Cleveland A. Tyson (the “Relator”), a former employee of our former Illinois subsidiary, AMERIGROUP Illinois, Inc., filed a federal and state Qui Tam or whistleblower action against our former Illinois subsidiary. The complaint was captioned the United States of America and the State of Illinois, ex rel. Cleveland A. Tyson v. AMERIGROUP Illinois, Inc. (the “Qui Tam Litigation”). The complaint was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “Court”). It alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs.

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

On March 13, 2007, the Court entered a judgment against AMERIGROUP Illinois, Inc., and AMERIGROUP Corporation in the amount of approximately $334.0 million which includes the trebling of damages and false claim penalties. Under the Federal False Claims Act, the counsel for the Relator is entitled to collect their attorney’s fees, costs and expenses in the event the Relator’s claim is successful. On April 3, 2007, we delivered an irrevocable letter of credit in the amount of $351.3 million, which includes estimated interest on the judgment for one year, to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division to stay the enforcement of the judgment pending appeal. On May 11, 2007, we filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit. On September 6, 2007, pursuant to a joint stipulation and order, we caused to be posted with the Court a surety bond in the amount of $8.4 million as the attorney’s fees, costs and expenses that Relator’s counsel would receive depending upon the outcome of the proceedings. On September 17, 2007, we filed our memorandum of law in support of our appeal with the Court of Appeals. On December 17, 2007, the United States of America and the State of Illinois filed a joint brief, and the Relator filed a brief, in response to our memorandum of law. On February 29, 2008, we filed our reply to these briefs with the Court of Appeals, thereby concluding the briefing of the appeal by the parties. The Court of Appeals has scheduled oral arguments for June 4, 2008. We expect the Court of Appeals to render a decision in the months following oral arguments. While we do not control this timeline, it is possible the Court of Appeals could render a decision as early as the summer of 2008, but there is no assurance that the decision will not occur at a later date.

Although it is possible that the ultimate outcome of the Qui Tam Litigation or any settlement thereof will not be favorable to us, the amount of loss, if any, is uncertain. Accordingly, we have not recorded any amounts in the Condensed Consolidated Financial Statements for unfavorable outcomes, if any, as a result of the Qui Tam Litigation. There can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

As a result of the Qui Tam Litigation, it is possible that state or federal governments will subject us to greater regulatory scrutiny, investigation, action, or litigation. We have proactively been in contact with all of the insurance and Medicaid regulators in the states in which we operate as well as the Office of the Inspector General of the Department of Health and Human Services (“OIG”), with respect to the practices at issue in the Qui Tam Litigation. In connection with our discussions with the OIG, we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006. Effective October 1, 2007, we entered into an indefinite extension of the tolling agreement which can be terminated by either party upon 90 days written notice. In some circumstances, state or federal governments may move to exclude a company from contracts as a result of a civil verdict under the False Claims Act. We are unable to predict at this time what, if any, further action any state or federal regulators may take. Exclusion is a discretionary step which we believe would not be commenced, if at all, until all appeals have been exhausted. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

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

District of Columbia Litigation

On March 28, 2008, the District of Columbia filed a civil complaint in the Superior Court for the District of Columbia against our subsidiary, AMERIGROUP Maryland, Inc. d/b/a AMERIGROUP Community Care of the District of Columbia (“AMERIGROUP DC”). AMERIGROUP DC is a licensed managed care organization that contracted with the District of Columbia’s Department of Health’s Medical Assistance Administration (“MAA”) to provide Medicaid managed care services in the District of Columbia. The complaint alleges that in 2006, AMERIGROUP DC submitted a report to MAA in which it misclassified or improperly included certain administrative costs by reporting (i) the administrative portion of pharmaceutical costs as healthcare costs; (ii) certain medical administrative costs as healthcare costs; and (iii) certain administrative fees paid to the Company which the complaint alleges were not directly related to the provision of approved healthcare services. The complaint asserts a single count under the District of Columbia Procurement Reform Act, D.C. Official Code Section 2-308.14 (2001) (the “DC Act”).

The DC Act provides, in pertinent part, that any person who knowingly, makes, uses or causes to be made or used, a false record or statement to get a false claim paid or approved by the District shall be liable to the District for three times the amount of damages which the District sustains because of the acts alleged and for the costs of a civil action brought to recover penalties or damages, and may be liable to the District for a civil penalty of not less than $5,000 and not more than $10,000 for each false claim made.

The complaint does not seek damages, but requests the imposition of a penalty of $10,000 for each false claim or statement allegedly made by AMERIGROUP DC.

AMERIGROUP DC intends to vigorously defend the District’s claim. On April 21, 2008, AMERIGROUP DC filed a motion in the Superior Court for the District of Columbia to dismiss the action by the District of Columbia for failure to state a claim. Given the preliminary stage of this matter, we are unable to assess the probable outcome or its financial impact, if any.

Item 1A.	Risk Factors

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The following risk factors identified or reevaluated by the Company during the first quarter and are a supplement to those risk factors included as part of Item 1A., Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on February 22, 2008.

Our investment portfolio may suffer losses from reductions in market interest rates and fluctuations in fixed income securities which could materially adversely affect our results of operations or liquidity.

As of March 31, 2008, our portfolio of fixed income securities totaled $565.7 million, our cash and cash equivalents totaled $548.5 million and restricted investments held as collateral totaled $351.3 million. This portfolio of holdings generated investment income totaling 29.1% and 37.0% of our pre-tax income for the three months ended March 31, 2008 and 2007, respectively. The performance of our portfolio is interest rate driven, consequently, volatility in interest rates, such as the recent action by the Federal Reserve, affects our returns on and the market value of our portfolio. This and any future reductions in the Federal Funds rate or other disruptions in the credit markets could materially adversely affect our results of operations or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Number
			Shares (or Units)	Shares (or Units)
		Average	Purchased as Part	that May Yet Be
	Total Number of	Price Paid	of Publicly	Purchased Under
	Shares (or Units)	per Share	Announced Plans	the Plans or
Period	Purchased(1)	(or Unit)	or Programs(2)	Programs(2)

January 1 — January 31, 2008	—	$—	—	n/a
February 1 — February 29, 2008	28,600	36.26	28,600	971,400
March 1 — March 31, 2008	89,565	35.16	71,600	899,800

Total	118,165	$35.42	100,200	899,800

(1)	The 2005 Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During the three months ended March 31, 2008, certain employees elected to tender 17,965 shares to the Company in payment of related withholding taxes upon vesting of restricted stock.

(2)	All of the shares purchased during the first quarter of 2008 were purchased as part of the Company’s authorized share repurchase program which was announced on February 13, 2008. The stock repurchase program provides for the repurchase of up to one million shares of our common stock, subject to certain limitations. On February 26, 2008, the Corporation entered into a trading plan in accordance with Rule 10b5-1 of the Exchange Act, to facilitate repurchases of its common stock pursuant to its previously announced stock repurchase program (the “Rule 10b5-1 plan”). The Rule 10b5-1 plan will become effective on April 28, 2008 and expire on January 10, 2009, unless terminated earlier in accordance with its terms.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On April 1, 2008, AMERIGROUP Corporation, through its subsidiary, AMERIGROUP New Jersey, Inc., entered into an amendment to our State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services contract. The amendment extends the contract expiration date for one month to July 31, 2008. All other terms remain in full force and effect.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.3	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.4	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
10.1	Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed on February 14, 2008).
10.2	Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2008).
10.3	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on February 14, 2008).
10.4	Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K filed on February 14, 2008).
10.5	Employment Agreement of James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2008).
10.6	Noncompetition Agreement for James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2008).
*10.7	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective January 1, 2008 (incorporated by reference to Exhibit 10.27.2.3 to our Annual Report on Form 10-K filed on February 22, 2008).
10.8	Amendment No. 7 to Medical Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. effective January 1, 2008 (incorporated by reference to Exhibit 10.27.3.5 to our Annual Report on Form 10-K filed on February 22, 2008).
*10.9	Amendment dated January 30, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2007 through June 30, 2008 (incorporated by reference to Exhibit 10.33.3 to our Annual Report on Form 10-K filed on February 22, 2008).
10.10	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated April 1, 2008 filed herewith.
14.1	AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated April 29, 2008.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated April 29, 2008.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated April 29, 2008.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ James G. Carlson
James G. Carlson
President and Chief
Executive Officer

Date: April 29, 2008

By:	/s/ James W. Truess
James W. Truess
Executive Vice President and
Chief Financial Officer

Date: April 29, 2008

EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.3	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.4	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
10.1	Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed on February 14, 2008).
10.2	Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2008).
10.3	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on February 14, 2008).
10.4	Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K filed on February 14, 2008).
10.5	Employment Agreement of James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2008).
10.6	Noncompetition Agreement for James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2008).
*10.7	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective January 1, 2008 (incorporated by reference to Exhibit 10.27.2.3 to our Annual Report on Form 10-K filed on February 22, 2008).
10.8	Amendment No. 7 to Medical Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. effective January 1, 2008 (incorporated by reference to Exhibit 10.27.3.5 to our Annual Report on Form 10-K filed on February 22, 2008).
*10.9	Amendment dated January 30, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2007 through June 30, 2008 (incorporated by reference to Exhibit 10.33.3 to our Annual Report on Form 10-K filed on February 22, 2008).
10.10	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated April 1, 2008 filed herewith.
14.1	AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated April 29, 2008.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated April 29, 2008.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated April 29, 2008.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.