Form 10-Q
period 2008-06-30
AMERIGROUP CORP
filed 2008-07-29
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-31574

AMERIGROUP Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	54-1739323 (I.R.S. Employer Identification No.)

4425 Corporation Lane, Virginia Beach, VA (Address of principal executive offices)	23462 (Zip Code)

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

As of July 23, 2008, there were 53,039,690 shares outstanding of AMERIGROUP’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$537,528	$487,614
Short-term investments	153,409	199,947
Restricted investments held as collateral	351,318	351,318
Premium receivables	111,761	82,940
Deferred income taxes	29,546	23,475
Provider and other receivables	25,938	43,913
Prepaid expenses and other	49,707	39,001

Total current assets	1,259,207	1,228,208
Long-term investments	405,887	379,733
Investments on deposit for licensure	91,658	89,485
Property, equipment and software, net	100,004	97,933
Deferred income taxes	12,760	12,075
Other long-term assets	19,231	18,178
Goodwill and other intangible assets, net	251,382	263,009

Total assets	$2,140,129	$2,088,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$541,744	$541,173
Accounts payable	5,168	6,775
Unearned revenue	74,708	55,937
Accrued payroll and related liabilities	32,196	47,965
Litigation settlement accrual	234,205	—
Accrued expenses and other	101,874	119,223
Current portion of long-term debt	1,035	27,567
Current portion of capital lease obligations	75	368

Total current liabilities	991,005	799,008
Long-term convertible debt	260,000	260,000
Long-term debt less current portion	101,204	101,458
Other long-term liabilities	14,226	14,248

Total liabilities	1,366,435	1,174,714

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 52,721,720 and 53,129,928 at June 30, 2008 and December 31, 2007, respectively	535	532
Additional paid-in capital	422,006	412,065
Accumulated other comprehensive loss	(2,854)	—
Retained earnings	374,736	502,182

	794,423	914,779
Less treasury stock at cost (743,878 and 25,713 shares at June 30, 2008 and December 31, 2007, respectively)	(20,729)	(872)

Total stockholders’ equity	773,694	913,907

Total liabilities and stockholders’ equity	$2,140,129	$2,088,621

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Premium	$1,111,181	$985,952	$2,176,947	$1,805,546
Investment income and other	18,463	17,820	41,072	30,543

Total revenues	1,129,644	1,003,772	2,218,019	1,836,089

Expenses:
Health benefits	911,471	818,848	1,786,392	1,502,156
Selling, general and administrative	148,084	121,401	292,614	227,518
Litigation settlement	234,205	—	234,205	—
Depreciation and amortization	8,871	7,478	17,648	15,852
Interest	2,899	3,858	6,353	4,363

Total expenses	1,305,530	951,585	2,337,212	1,749,889

(Loss) income before income taxes	(175,886)	52,187	(119,193)	86,200
Income tax (benefit) expense	(13,347)	19,400	8,253	32,120

Net (loss) income	$(162,539)	$32,787	$(127,446)	$54,080

Net (loss) income per share:
Basic net (loss) income per share	$(3.07)	$0.62	$(2.40)	$1.03

Weighted average number of common shares outstanding	52,953,851	52,489,533	53,064,818	52,408,543

Diluted net (loss) income per share	$(3.07)	$0.61	$(2.40)	$1.01

Weighted average number of common shares and dilutive potential common shares outstanding	52,953,851	53,523,482	53,064,818	53,628,571

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2008
(Dollars in thousands)
(Unaudited)

				Accumulated
			Additional	Other
	Common stock		paid-in	Comprehensive	Retained	Treasury Stock
	Shares	Amount	capital	Loss	earnings	Shares	Amount

Balances at December 31, 2007	53,129,928	$532	$412,065	$—	$502,182	25,713	$(872)
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	309,957	3	3,458	—	—	—	—
Compensation expense related to share-based payments	—	—	5,411	—	—	—	—
Tax benefit from exercise of stock options	—	—	1,072	—	—	—	—
Treasury stock redeemed for payment of employee taxes	(17,965)	—	—	—	—	17,965	(597)
Common stock repurchases	(700,200)	—	—	—	—	700,200	(19,260)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(2,854)	—	—	—
Net loss	—	—	—	—	(127,446)	—	—

Balances at June 30, 2008	52,721,720	$535	$422,006	$(2,854)	$374,736	743,878	$(20,729)

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(127,446)	$54,080
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,648	15,852
Loss (gain) on disposal of property, equipment and software	259	(5)
Deferred tax benefit	(5,093)	(5,200)
Compensation expense related to share-based payments	5,411	4,296
Impairment of goodwill	8,808	—
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	(28,821)	(14,122)
Prepaid expenses, provider and other receivables and other current assets	5,228	235
Other assets	(2,198)	(3,004)
Claims payable	571	81,990
Litigation settlement accrual	234,205	—
Accounts payable, accrued expenses and other current liabilities	(31,481)	(9,806)
Unearned revenue	18,771	37,964
Other long-term liabilities	(22)	5,143

Net cash provided by operating activities	95,840	167,423

Cash flows from investing activities:
Purchase of restricted investments held as collateral	—	(402,812)
Release of restricted investments held as collateral	—	51,494
Purchase of convertible note hedge instruments	—	(52,702)
Proceeds from sale of warrant instruments	—	25,662
Proceeds from sale of available-for-sale securities	93,975	327,024
Purchase of available-for-sale securities	(81,800)	(350,162)
Proceeds from redemption of held-to-maturity securities	343,325	255,251
Purchase of held-to-maturity securities	(339,633)	(189,184)
Purchase of property, equipment and software	(17,514)	(20,198)
Proceeds from redemption of investments on deposit for licensure	39,474	25,401
Purchase of investments on deposit for licensure	(41,647)	(38,997)

Net cash used in investing activities	(3,820)	(369,223)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	260,000
Borrowings under credit facility	—	351,318
Repayment of borrowings under credit facility	(26,786)	(221,318)
Payment of debt issuance costs	—	(11,483)
Net decrease in bank overdrafts	(300)	(152)
Payment of capital lease obligations	(293)	(482)
Proceeds from exercise of common stock options	3,461	4,238
Repurchase of common stock shares	(19,260)	—
Tax benefit related to exercise of stock options	1,072	1,067

Net cash (used in) provided by financing activities	(42,106)	383,188

Net increase in cash and cash equivalents	49,914	181,388
Cash and cash equivalents at beginning of period	487,614	176,718

Cash and cash equivalents at end of period	$537,528	$358,106

Non-cash disclosures:
Common stock redeemed for payment of employee taxes	$(597)	$(420)

Unrealized loss on available-for-sale securities, net of tax	$(2,854)	$—

Cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes	$—	$9,185

Deferred tax asset related to purchase of convertible note hedge instruments	$—	$19,343

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 of AMERIGROUP Corporation and its subsidiaries (“the Company”), are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2008 and operating results for the interim periods ended June 30, 2008 and 2007. The December 31, 2007 condensed consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2008. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008.

2.	Earnings per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding plus other potentially dilutive securities. The following table sets forth the calculation of basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic net (loss) income per share:
Net (loss) income	$(162,539)	$32,787	$(127,446)	$54,080

Weighted average number of common shares outstanding	52,953,851	52,489,533	53,064,818	52,408,543

Basic net (loss) income per share	$(3.07)	$0.62	$(2.40)	$1.03

Diluted net (loss) income per share:
Net (loss) income	$(162,539)	$32,787	$(127,446)	$54,080

Weighted average number of common shares outstanding	52,953,851	52,489,533	53,064,818	52,408,543
Dilutive effect of stock options, convertible senior notes and warrants (as determined by applying the treasury stock method)	—	1,033,949	—	1,220,028

Weighted average number of common shares and dilutive potential common shares outstanding	52,953,851	53,523,482	53,064,818	53,628,571

Diluted net (loss) income per share	$(3.07)	$0.61	$(2.40)	$1.01

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Potential common stock equivalents representing 777,802 and 971,883 for the three and six months ended June 30, 2008, respectively, were not included in the computation of diluted loss per share because of the net loss for the period. Including such shares would have been anti-dilutive. Additionally, potential common stock equivalents representing 2,636,283 and 2,018,840 shares with a weighted-average exercise price of $35.72 and $37.32 for the three and six months ended June 30, 2008, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented. Potential common stock equivalents representing 2,112,736 and 2,044,090 shares with a weighted-average exercise price of $37.49 and $37.79 for the three and six months ended June 30, 2007, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented.

The Company’s 2.0% Convertible Senior Notes due May 15, 2012 (See Note 6) issued effective March 28, 2007 in the aggregate principal amount of $260,000 were not included in the computation of diluted net loss per share because of the net loss for the three and six months ended June 30, 2008. Including the securities would have been anti-dilutive. For the three and six months ended June 30, 2007, those securities were not included in the computation of diluted net income per share because the conversion price of $42.53 was greater than the average market price of shares of the Company’s common stock for the periods presented; therefore, to include the shares issuable upon conversion of the notes would have been anti-dilutive. The Company’s warrants to purchase shares of its common stock sold on March 28, 2007 and April 9, 2007 were not included in the computation of diluted net loss per share because of the net loss for the three and six months ended June 30, 2008. Including the securities would have been anti-dilutive. For the three and six months ended June 30, 2007, those securities were not included in the computation of diluted net income per share because the warrants’ exercise price of $53.77 was greater than the average market price of the Company’s common shares for the periods presented; therefore, to include the warrants would have been anti-dilutive.

3.	Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“FASB Statement No. 157”). FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of FASB Statement No. 157 as of January 1, 2008, for financial instruments. Although the adoption of FASB Statement No. 157 did not materially impact our financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The FSP is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively to prior periods. This FSP will change the accounting treatment for our $260,000 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007. The impact of this new accounting treatment will be significant to our results of operations and will result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We estimate that our earnings per diluted share could decrease by approximately $0.11 to $0.12 annually as a result of the adoption of this FSP.

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

As of June 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. We have invested in auction rate securities, which are classified as available-for-sale securities and reflected at fair value. However, the auction events for these securities failed during the first quarter of 2008 and have not resumed. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data which is limited at this time.

We have recorded an unrealized loss of $3,527 and $4,517, or $2,241 and $2,854 net of the related income tax effect for the three and six months ended June 30, 2008, respectively, to accumulated other comprehensive loss as a result of the temporary declines in fair value for auction rate securities. The auction rate securities held by us at June 30, 2008, totaling $87,883, were in securities issued by student loan corporations which are municipalities of various U.S. state governments. The majority of the student loans backing these securities fall under the Federal Family Education Loan program which is supported and guaranteed by the United States Department of Education. Because there is no assurance that auctions for these securities will be successful in the near term, as of June 30, 2008, $83,883 of auction rates securities are classified as long-term investments. As of June 30, 2008, we continue to earn interest at rates above market on our auction rate portfolio. Any future fluctuation in the fair value related to these securities that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other than temporary, we will record a charge to earnings as appropriate.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of FASB Statement No. 157 at June 30, 2008, were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$537,528	$537,528	$—	$—
Auction rate securities	87,883	4,000	—	83,883

Total assets measured at fair value	$625,411	$541,528	$—	$83,883

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

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB Statement No. 157 at June 30, 2008:

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction
Rate
Securities

Balance at December 31, 2007	$—
Transfers to Level 3	92,550
Total unrealized losses included in other comprehensive loss	(990)

Balance at March 31, 2008	91,560
Total unrealized losses included in other comprehensive loss	(3,527)
Settlements	(4,150)

Balance at June 30, 2008	$83,883

5.	Market Exits

On April 22, 2008, AMERIGROUP Tennessee, Inc. was notified that it had not been awarded a contract to provide full-risk managed care services to TennCare recipients in West Tennessee. As a result, the existing administrative services only (“ASO”) arrangement for the West Tennessee region will terminate on October 31, 2008 under its current terms with claims run-out and transition activities continuing into 2009. Unamortized identifiable intangible assets acquired as part of the November 1, 2007 acquisition of substantially all of the assets of MMCC totaling $846 at June 30, 2008 will be amortized over the remaining life of the ASO arrangement and the related goodwill acquired of $8,044, net of a purchase price adjustment of $1,500 for early termination of the ASO contract, was written-off during the three and six months ended June 30, 2008. Additional costs to discontinue operations in West Tennessee are not expected to be material.

On March 10, 2008, AMERIGROUP Maryland, Inc. d/b/a AMERIGROUP Community Care of the District of Columbia (“AMERIGROUP DC”), was notified that it was one of four successful bidders in the reprocurement of the District of Columbia’s Medicaid managed care business for the contract period beginning May 1, 2008. On April 2, 2008, AMERIGROUP DC elected not to participate in the District’s new contract due to premium rate and programmatic concerns. AMERIGROUP DC’s contract with the District of Columbia, as amended, terminated on June 30, 2008. As a result of discontinuing operations in the DC market, the Company has written-off $2,264 in acquired goodwill. Additional costs recorded and to be recorded to discontinue operations are not expected to be material.

6.	Long-Term Obligations

Credit Agreement

As of June 30, 2008, we had $102,239 outstanding under the senior secured synthetic letter of credit facility of our Credit and Guaranty Agreement (the “Credit Agreement”). The Credit Agreement terminates on March 15, 2012. As of June 30, 2008, we had no outstanding borrowings, but have caused to be issued irrevocable letters of credit in the aggregate face amount of $17,366 under the senior secured revolving credit facility of our Credit Agreement.

The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Company) and at maturity of the loans, including final maturity thereof. The applicable interest rate was 4.94% at June 30, 2008.

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

Convertible Senior Notes

As of June 30, 2008, we had an outstanding aggregate of $260,000 in principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (the “Notes”). In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the Notes and common stock issuable upon conversion of the Notes. The Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The Notes are senior unsecured obligations of the Company and rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement. The Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

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

The convertible note hedges and warrants are separate transactions which will not affect holders’ rights under the Notes.

7.	Share Repurchase Program

Shares purchased by the Company and placed in treasury are valued at cost. Subsequent sales of treasury stock at amounts in excess of their cost, if any, will be credited to additional paid-in capital.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Pursuant to the Company’s existing share repurchase program, we repurchased 600,000 and 700,200 shares of our common stock and placed them into treasury during the three and six months ended June 30, 2008, respectively, for a total cost of $15,671 and $19,260, respectively.

8.	Contingencies

Legal Proceedings

Qui Tam

On July 22, 2008, we announced that we had reached an agreement in principle with the United States of America acting through the United States Department of Justice and on behalf of the Office of the Inspector General of the Department of Health and Human Services (the “OIG”), the State of Illinois acting through the Office of the Illinois Attorney General, and Cleveland A. Tyson (the “Relator”) to settle the qui tam action styled as United States of America and the State of Illinois, ex rel. Cleveland A. Tyson v. AMERIGROUP Illinois, Inc., U.S. District Court for the Northern District of Illinois, Eastern Division (the “Court”), Case No. 02-C-6074 (the “Qui Tam Litigation”) for a cash payment of $225,000 (the “Settlement Payment”), without any admission of wrongdoing by us or our subsidiaries or affiliates. In addition to the Settlement Payment, we will pay $9,205 to the Relator’s counsel for legal fees. As a result, we recorded a one-time expense in the amount of $234,205 for the three and six months ending June 30, 2008 in connection with the settlement. Net of the related tax benefit, earnings per diluted share was reduced by $3.76 and $3.75, respectively, as a result of this settlement.

The settlement is subject to the negotiation of certain non-financial terms and execution of a definitive settlement agreement by the parties, and there can be no assurance that the parties will ultimately reach a final settlement or a final settlement on the terms described above. In connection with the settlement, we expect to enter into a five-year corporate integrity agreement with the OIG.

The Qui Tam Litigation, filed in 2002 by the Relator, a former employee of our former Illinois subsidiary, alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs. Subsequently, the State of Illinois and the United States of America intervened and the plaintiffs amended their complaint to add AMERIGROUP Corporation as a party. On October 30, 2006, a jury returned a verdict against us and AMERIGROUP Illinois, Inc. in the amount of $48,000, which under applicable law would be trebled to $144,000, plus penalties, and attorney’s fees, costs and expenses. The jury also found that there were 18,130 false claims. The statutory penalties allowable under the False Claims Act range between $5.5 and $11.0 per false claim. The statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, 740 ILC 175/3, range between $5.0 and $10.0 per false claim. On March 13, 2007, the Court entered a judgment against AMERIGROUP Illinois, Inc., and AMERIGROUP Corporation in the amount of approximately $334,000, which included $144,000 of damages and approximately $190,000 in false claim penalties. Following entry of the judgment, we posted the necessary irrevocable letter of credit to stay the enforcement of the judgment pending appeal. We filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit and the appeal was fully briefed by the parties. While the appeal was pending, the parties engaged in voluntary mediation and reached the settlement agreement in principle described above.

As a result of the Qui Tam Litigation, it is possible that state or federal governments will subject us to greater regulatory scrutiny, investigation, action, or litigation. We have proactively been in contact with all of the insurance and Medicaid regulators in the states in which we operate, including the OIG. As discussed above, we have reached an agreement in principle with the OIG to settle certain potential claims or actions by the OIG in connection with the practices at issue in the Qui Tam Litigation. In connection with our discussions with the OIG, we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006. Following execution of the definitive settlement agreement and corporate integrity agreement, we will seek to have the tolling agreement terminated.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

In some circumstances, state or federal governments may move to exclude a company from contracts as a result of a civil verdict under the False Claims Act. We are unable to predict at this time what, if any, further action any state or federal regulators may take. Exclusion is a discretionary step which we believe will not be commenced. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action and we expect the definitive settlement agreements discussed above to limit the ability of the federal government or the state of Illinois to exclude or take certain other administrative actions against us, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

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

District of Columbia Litigation

On March 28, 2008, the District of Columbia filed a civil complaint in the Superior Court for the District of Columbia against AMERIGROUP DC. AMERIGROUP DC is a licensed managed care organization that had contracted with the District of Columbia’s Department of Health’s Medical Assistance Administration (“MAA”) to provide Medicaid managed care services in the District of Columbia. The complaint alleged that in 2006, AMERIGROUP DC submitted a report to MAA in which it misclassified or improperly included certain administrative costs by reporting (i) the administrative portion of pharmaceutical costs as healthcare costs; (ii) certain medical administrative costs as healthcare costs; and (iii) certain administrative fees paid to the Company which the complaint alleged were not directly related to the provision of approved healthcare services. The complaint asserted a single count under the District of Columbia Procurement Reform Act, D.C. Official Code Section 2-308.14 (2001) (the “DC Act”).

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

The complaint did not seek damages, but requested the imposition of a penalty of $10 for each false claim or statement allegedly made by AMERIGROUP DC.

On April 21, 2008, AMERIGROUP DC filed a motion in the Superior Court for the District of Columbia to dismiss the action by the District of Columbia for failure to state a claim. The Superior Court denied the motion to dismiss. Following the denial of the motion to dismiss, the parties met to discuss a settlement and agreed that the complaint should be dismissed in an effort to facilitate settlement discussions. Accordingly, on July 22, 2008, the District of Columbia, with our consent, filed a motion in the Superior Court for the District of Columbia requesting that the complaint be dismissed without prejudice. The Superior Court granted the motion on July 24, 2008.

Given the preliminary stage of this matter, we are unable to assess the probable outcome or its financial impact, if any.

Other Litigation

Additionally, we are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

will not have a material adverse effect, either individually or in the aggregate, on our liquidity, financial condition or results of operations.

Other Contingencies

Risk Sharing Receivable

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”), which includes Cook Children’s Medical Center (“CCMC”) that was terminated as of August 31, 2005. Under the risk-sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We have recorded a receivable in the accompanying Condensed Consolidated Financial Statements for the 2005 contract year, in the amount of $10,600, as of June 30, 2008. The contract with CCHCN prescribes reconciliation procedures which have been completed. CCHCN subsequently engaged external auditors to review all medical claim payments made for the 2005 contract year and the preliminary results challenged payments made on certain claims. The parties have agreed to participate in voluntary non-binding mediation for the purpose of resolving this matter. Although we continue to believe this to be a valid receivable, if we are unable to resolve this matter resulting in payment in full to us, our results of operations may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

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

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 22, 2008, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on April 29, 2008, and Part II — Other Information — Item 1A. — “Risk Factors” for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

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

Summary highlights of our second quarter of 2008 include:

•	Membership increased 12.6 percent to approximately 1,720,000 from June 30, 2007 to June 30, 2008;

•	Total revenues of $1.1 billion, a 12.5 percent increase over the second quarter of 2007;

•	Health benefits ratio (“HBR”) of 82.0 percent of premium revenues;

•	Selling, general and administrative expense ratio of 13.1% of total revenues;

•	Completed the exit from the District of Columbia;

•	Finalized a contract to begin serving individuals in New Mexico’s new Coordinated Long-Term Services program; and

•	Recorded a one-time charge of $234.2 million or $199.2 million net of the related tax benefit for settlement of the Qui Tam Litigation as discussed below.

Revenue Growth

During the second quarter of 2008, our premium revenue was $1,111.2 million, an increase of $125.2 million or 12.7 percent compared to the second quarter of 2007. This increase is due to premium rate and yield increases of approximately $105.3 million and the remainder is due to membership growth in existing markets and new products. The premium rate increases in the second quarter of 2008 include a one-time premium adjustment of $47.3 million in Tennessee for the period April 1, 2007 to March 31, 2008 to cover home health and private duty nursing services, which had inflated rapidly prior to the start of the new managed care program and were not fully accounted for in the State’s original premium rates.

Investment income and other increased by $0.7 million to $18.5 million for the three months ended June 30, 2008 from $17.8 million for the three months ended June 30, 2007. The increase in investment income and other was primarily as a result of an increase in other income from our acquisition of Memphis Managed Care Corporation (“MMCC”) which serves Medicaid members in West Tennessee under an administrative services only (“ASO”) contract. Revenues from this arrangement totaled approximately $5.7 million for the three months ended June 30, 2008. As discussed below, this arrangement will terminate October 31, 2008. Investment income decreased $5.2 million as a result of a lower yield on our fixed income securities portfolio due to the ongoing reinvestment of maturing fixed income securities at current market rates, which are lower than the yields on the maturing securities.

Our investment portfolio is comprised of fixed income securities, cash and cash equivalents and restricted investments held as collateral, which generated investment income totaling $12.5 million for the three months ended June 30, 2008 and 2007, respectively. The performance of our portfolio is interest rate driven, consequently, volatility in interest rates, such as the actions by the Federal Reserve, affects our returns on, and the market value of our portfolio. This and any future reductions in the Federal Funds rate or other disruptions in the credit markets could materially adversely affect our results of operations.

Operating Costs

Health Benefits

Expenses relating to health benefits for the three months ended June 30, 2008 increased $92.7 million, or 11.3%, to $911.5 million from $818.8 million for the three months ended June 30, 2007. Our HBR was 82.0% for the three months ended June 30, 2008 versus 83.1% in the same period of the prior year. This decrease in HBR for the three months ended June 30, 2008 over the HBR for the three months ended June 30, 2007, is primarily a result of improvement in Tennessee due to a one-time premium adjustment of $47.3 million for the prior contract period. This one-time premium adjustment in Tennessee was partially offset by higher medical costs in that market specifically related to high utilization of the home health and private duty nursing benefit for the current period as well as unfavorable reserve development related to prior periods.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were 13.1% of total revenues for the three months ended June 30, 2008 compared to 12.1% for the three months ended June 30, 2007. Our SG&A ratio increased in the current period primarily as a result of recording a goodwill impairment charge and related exit costs totaling $9.7 million related to the termination of our contract in the District of Columbia and an impairment charge for discontinuing operations in West Tennessee. Additionally, total SG&A increased $26.7 million or 22.0% to $148.1 million for the three months ended June 30, 2008 from $121.4 million for the three months ended June 30, 2007 as a result of these impairment and exit costs and: (1) an increase in experience rebate expense as a result of favorable performance in Texas; and (2) an increase in salaries and benefits due to an increase in the number of associates and annual merit increases.

Litigation Settlement

On July 22, 2008, we announced that we had reached an agreement in principle to settle the Qui Tam Litigation for a cash payment of $225.0 million without any admission of wrongdoing by us or our subsidiaries or affiliates. We will also pay approximately $9.2 million to the Relator for legal fees. As a result, we recorded a one-time expense in the amount $234.2 million for the three and six months ending June 30, 2008 in connection with the settlement. Net of the related tax benefit, earnings per diluted share was reduced by $3.76 and $3.75, respectively, as a result of this settlement.

The settlement is subject to the negotiation of certain non-financial terms and execution of a definitive settlement agreement by the parties, and there can be no assurance that the parties will ultimately reach a final settlement or a final settlement on the terms described above. In connection with the settlement, we expect to enter into a five-year corporate integrity agreement with the OIG. For more information on the Qui Tam Litigation see Part II. Other Information, Item 1. Legal Proceedings.

Market Updates

During the second quarter of 2008, we were notified that we were a successful bidder in the request for proposal for expanded markets and reprocurement of our existing markets for the Florida Healthy Kids program. This award will expand our role from eight to thirteen counties in offering health insurance to many of Florida’s uninsured children effective October 1, 2008.

During the third quarter of 2008, we finalized the terms of a contract to begin serving individuals in New Mexico’s new Coordinated Long-Term Services (CLTS) program that is expected to be effective August 1, 2008.

Contingencies

Risk Sharing Receivable

In the Fort Worth service area, AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”), which includes Cook Children’s Medical Center (“CCMC”) that was terminated as of August 31, 2005. Under the risk- sharing arrangement the parties have an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. We have recorded a receivable in the accompanying Condensed Consolidated Financial Statements for the 2005 contract year, in the amount of $10.6 million, as of June 30, 2008. The contract with CCHCN prescribes reconciliation procedures which have been completed. CCHCN subsequently engaged external auditors to review all medical claim payments made for the 2005 contract year and the preliminary results challenged payments made on certain claims. The parties have agreed to participate in voluntary non-binding mediation for the purpose of resolving this matter. Although we continue to believe this to be a valid receivable, if we are unable to resolve this matter resulting in payment in full to us, our results of operations may be adversely affected, and we may incur significant costs in our efforts to reach a final resolution of this matter.

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Premium revenue	98.4%	98.2%	98.1%	98.3%
Investment income and other	1.6	1.8	1.9	1.7

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits(1)	82.0%	83.1%	82.1%	83.2%
Selling, general and administrative expenses	13.1%	12.1%	13.2%	12.4%
(Loss) income before income taxes	(15.6)%	5.2%	(5.4)%	4.7%
Net (loss) income	(14.4)%	3.3%	(5.7)%	2.9%

(1)	The HBR is shown as a percentage of premium revenues because there is a direct relationship between the premium received and the health benefits provided.

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Summarized comparative financial information for the three and six months ended June 30, 2008 and June 30, 2007 are as follows ($ in millions, except per share data):

					Three Months	Six Months
					Ended	Ended
	Three Months Ended		Six Months Ended		June 30,	June 30,
	June 30,		June 30,		% Change	% Change
	2008	2007	2008	2007	2008-2007	2008-2007

Revenues:
Premium	$1,111.2	$986.0	$2,176.9	$1,805.6	12.7%	20.6%
Investment income and other	18.5	17.8	41.1	30.5	3.9%	34.8%

Total revenues	1,129.7	1,003.8	2,218.0	1,836.1	12.5%	20.8%
Expenses:
Health benefits	911.5	818.8	1,786.4	1,502.2	11.3%	18.9%
Selling, general and administrative	148.1	121.4	292.6	227.5	22.0%	28.6%
Litigation settlement	234.2	—	234.2	—	N/M*	N/M*
Depreciation and amortization	8.9	7.5	17.6	15.8	18.7%	11.4%
Interest	2.9	3.9	6.4	4.4	(25.6)%	45.5%

Total expenses	1,305.6	951.6	2,337.2	1,749.9	37.2%	33.6%

Income (loss) before income taxes	(175.9)	52.2	(119.2)	86.2	N/M*	N/M*
(Loss) income tax (benefit) expense	(13.4)	19.4	8.2	32.1	N/M*	(74.5)%

Net (loss) income	$(162.5)	$32.8	$(127.4)	$54.1	N/M*	N/M*

Diluted net (loss) income per common share	$(3.07)	$0.61	$(2.40)	$1.01	N/M*	N/M*

* Not meaningful.

Revenues

Premium revenue for the three months ended June 30, 2008 increased $125.2 million, or 12.7%, over the three months ended June 30, 2007. For the six months ended June 30, 2008, premium revenue increased $371.3 million, or 20.6%, over the six months ended June 30, 2007. The increase in both periods was primarily due to our entry into the Middle Tennessee market in April 2007, the one-time premium adjustment of $47.3 million in Tennessee during the three months ended June 30, 2008, and premium rate increases in our Texas markets. Additionally, our remaining existing products and markets contributed further to revenue growth from membership growth, premium rate increases and yield increases resulting from changes in membership mix. Total membership increased 12.6% to approximately 1,720,000 as of June 30, 2008 from approximately 1,527,000 as of June 30, 2007.

Investment income and other increased by $0.7 million for the three months ended June 30, 2008 over the three months ended June 30, 2007, and increased $10.6 million for the six months ended June 30, 2008 over the six months ended June 30, 2007. The increase in investment income and other was primarily due to our acquisition of MMCC which serves Medicaid members in West Tennessee under an ASO arrangement. Revenues from this arrangement totaled approximately $5.7 million and $11.5 million for the three and six months ended June 30, 2008, respectively. Additionally, investment income increased as a result of an increase in the average balance of invested assets over the prior year. The increase in the average invested balances was largely driven by the establishment of restricted assets held as collateral in 2007.

Membership

The following table sets forth the approximate number of our members we served in each state as of June 30, 2008 and 2007. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans. We offered Medicare Advantage products in Maryland and Texas in 2007. Beginning in 2008, we began operating Medicare Advantage products in Tennessee, Florida, New York, New Jersey and New Mexico(1).

	June 30,
	2008	2007

Texas(2)	458,000	450,000
Tennessee(3)	353,000	182,000
Florida	221,000	200,000
Georgia	197,000	220,000
Maryland	158,000	143,000
New York	112,000	117,000
New Jersey	101,000	100,000
Ohio	57,000	53,000
District of Columbia(4)	34,000	39,000
Virginia	25,000	23,000
South Carolina	4,000	—

Total	1,720,000	1,527,000

Percentage growth from June 30, 2007 to June 30, 2008	12.6%

(1)	Not included in membership table as membership in New Mexico is less than 1,000 members.

(2)	Membership includes approximately 13,000 aged, blind and disabled (“ABD”) members under an ASO contract in Texas as of June 30, 2007.

(3)	Membership includes approximately 166,000 members under an ASO contract in Tennessee as of June 30, 2008. As of October 31, 2008, we will cease providing services to these members.

(4)	The contract with the District of Columbia terminated June 30, 2008.

As of June 30, 2008, we served approximately 1,720,000 members, reflecting an increase of approximately 193,000 members compared to June 30, 2007. The increase is primarily a result of the acquisition of MMCC on November 1, 2007 that increased our Tennessee membership by approximately 166,000 members as of June 30, 2008. Membership at June 30, 2008, also reflects a decrease in our Georgia markets as a result of an overall decrease in eligible members in the state offset by growth in our Florida and Maryland markets.

The following table sets forth the approximate number of our members in each of our products as of June 30, 2008 and 2007. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid product, these members have been counted in each product.

	June 30,
Product	2008	2007

Temporary Assistance to Needy Families (Medicaid)(1)	1,181,000	1,039,000
SCHIP	281,000	271,000
ABD (Medicaid)(2)	206,000	171,000
FamilyCare (Medicaid)	44,000	41,000
Medicare Advantage	8,000	5,000

Total	1,720,000	1,527,000

(1)	Membership includes approximately 125,000 members under an ASO contract in Tennessee as of June 30, 2008.

(2)	Membership includes approximately 41,000 members under an ASO contract in Tennessee as of June 30, 2008 and approximately 13,000 members under an ASO contract in Texas as of June 30, 2007.

Health benefits expenses

Expenses relating to health benefits for the three months ended June 30, 2008 increased $92.7 million, or 11.3%, over the three months ended June 30, 2007. Our HBR was 82.0% for the three months ended June 30, 2008 versus 83.1% in the same period of the prior year. This decrease in HBR for the three months ended June 30, 2008 from the HBR for the three months ended June 30, 2007, is primarily a result of improvement in our Tennessee market. The HBR for the second quarter of 2008 benefited from a one-time premium adjustment in Tennessee of $47.3 million for the prior contract period received in the current quarter and a current quarter premium increase. These premium increases were partially offset by higher medical costs in Tennessee specifically related to the high utilization of the home health and private duty nursing benefit for the current period as well as unfavorable reserve development in the market.

For the six months ended June 30, 2008, expenses related to health benefits increased $284.2 million, or 18.9%, over the six months ended June 30, 2007. For the six months ended June 30, 2008, and 2007, our HBR was 82.1% and 83.2%, respectively. The decrease in HBR for the six months ended June 30, 2008 over that for the six months ended June 30, 2007 is a result of favorable premium adjustments in Tennessee and Georgia received in 2008.

Selling, general and administrative expenses

SG&A for the three months ended June 30, 2008 increased $26.7 million, or 22.0%, over the three months ended June 30, 2007. For the six months ended June 30, 2008, SG&A increased $65.1 million, or 28.6%, over the six months ended June 30, 2007.

Our SG&A to total revenues ratio was 13.1% and 12.1% for the three months ended June 30, 2008 and 2007, respectively. Our SG&A to total revenues ratio was 13.2% and 12.4% for the six months ended June 30, 2008 and 2007. Our SG&A ratio increased in both periods primarily as a result of recording the goodwill impairment and exit costs of $9.7 million related to the termination of our contract in the District of Columbia and an impairment charge for discontinuing operations in West Tennessee. Additionally, total SG&A increased as a result of these impairment and exit costs and as a result of: (1) an increase in experience rebate expense as a result of favorable performance in

Texas and (2) an increase in salaries and benefits due to an increase in the number of associates and annual merit increases.

Premium taxes were $22.1 million and $21.8 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $44.1 million and $40.2 million for the six months ended June 30, 2008 and June 30, 2007, respectively.

Litigation Settlement

During the three and six months ended June 30, 2008, we recorded a one-time expense in the amount of $234.2 million in connection with the settlement of the Qui Tam Litigation. For more information on the Qui Tam Litigation see Part II. Other Information, Item 1. Legal Proceedings.

Depreciation and amortization expense

Depreciation and amortization expense increased approximately $1.4 million or 18.7% from $7.5 million for the three months ended June 30, 2007 to $8.9 million for the three months ended June 30, 2008. Depreciation and amortization expense increased approximately $1.8 million or 11.4% from $15.8 million for the six months ended June 30, 2007 to $17.6 million for the six months ended June 30, 2008. The increase in both periods is a result of an increase in depreciable assets.

Interest expense

Interest expense was $2.9 million and $3.9 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $6.4 million and $4.4 million for the six months ended June 30, 2008 and June 30, 2007, respectively. The decrease in interest expense in the three months ended June 30, 2008, compared to the three months ended June 30, 2007 is a result of fluctuating interest rates for borrowings under our Credit Agreement in addition to a reduction in the outstanding balance as a result of scheduled principal payments. The increase in interest expense for the six months ended June 30, 2008, compared to the six months ended June 30, 2007 is a result of borrowings under our Credit Agreement and the issuance of the 2.0% Convertible Senior Notes due May 15, 2012 which were issued effective on March 28, 2007.

Provision for income taxes

Income tax benefit for the three months ended June 30, 2008 was $13.4 million with an effective tax rate of 7.6% compared to $19.4 million income tax expense with an effective tax rate of 37.1% for the three months ended June 30, 2007. Income tax expense for the six months ended June 30, 2008 and 2007 was $8.3 million and $32.1 million, respectively with an effective tax rate of 6.9% and 37.3%, respectively. The effective tax rate for the three and six months ended June 30, 2008 is lower than the prior period because only part of the Qui Tam settlement is deductible for income tax purposes. The estimated income tax benefit related to the non-recurring Qui Tam settlement charge was $35.0 million.

Net (loss) income

Net (loss) income decreased to a loss of $162.5 million and $127.4 million for the three and six months ended June 30, 2008, respectively, from income of $32.8 million and $54.1 million for the three and six months ended June 30, 2007. The decreases are a result of the one-time expense recorded in connection with the settlement of the Qui Tam Litigation equal to $234.2 million or $199.2 million, net of the related tax benefit.

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flows from operations and borrowings under our Credit Agreement. As of June 30, 2008, we had cash and cash equivalents of $537.5 million, short and long-term investments of $559.3 million and restricted investments on deposit for licensure of $91.7 million. Cash, cash equivalents, and investments which are unrestricted and unregulated totaled $180.1 million at June 30, 2008.

Credit Agreement

As of June 30, 2008, we had $102.2 million outstanding under the senior secured synthetic letter of credit facility of our Credit Agreement. These funds are held in restricted investments as partial collateral for an irrevocable letter of credit in the amount of $351.3 million, issued to the Clerk of Court for the U.S. District Court for the Northern District of Illinois, Eastern Division. The irrevocable letter of credit was provided to the court for the purpose of staying the enforcement of the judgment in the Qui Tam Litigation pending resolution of our appeal. As described in the Overview section of Management’s Discussion & Analysis and further discussed in Part II Item 1. Legal Proceedings, we have reached an agreement in principle to settle the Qui Tam Litigation and, upon finalization of the settlement, will cause $225.0 million to be paid under the letter of credit to the United States of America and the State of Illinois. Additionally we will pay $9.2 million to the Relator’s counsel for legal fees from our existing unrestricted cash balances. As a result of these transactions, the restricted funds held as collateral will be released and our unrestricted cash balance will increase by approximately $117.1 million and be available for general corporate purposes. As of June 30, 2008, we had no outstanding borrowings but have caused to be issued irrevocable letters of credit in the aggregate face amount of $17.4 million under the senior secured revolving credit facility of our Credit Agreement

The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof. The applicable interest rate was 4.94% at June 30, 2008.

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

Convertible Senior Notes

As of June 30, 2008, we had $260.0 million outstanding of our 2.0% Convertible Senior Notes due May 15, 2012 (the “Notes”). The Notes are senior unsecured obligations of the Company and rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement. The Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with an Indenture dated March 27, 2007 which governs the Notes.

Except as provided in the Indenture upon conversion of the Notes, we will pay cash up to the principal amount of the Notes converted. With respect to any conversion value in excess of the principal amount of the Notes converted, we have the option to settle the excess with cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Share Repurchase Program

Pursuant to the Company’s existing share repurchase program, we repurchased 600,000 and 700,200 shares of our common stock and placed them into treasury during the three and six months ended June 30, 2008, respectively, for a total cost of $15.7 million and $19.3 million, respectively. The Company’s share repurchase program has approximately 1.3 million shares remaining under the limit authorized to be repurchased, subject to limits imposed by our Credit Agreement.

Cash and Investments

Cash provided by operating activities was $95.8 million for the six months ended June 30, 2008 compared to $167.4 million for the six months ended June 30, 2007. The decrease in cash flows of $71.6 million was primarily a result of $132.0 million in cash flows used by working capital changes, offset in part by cash flows generated by an increase in net income prior to the litigation settlement accrual, depreciation, amortization and other non-cash items of $64.8 million. Cash used in operating activities for working capital changes was $35.7 million for the six months ended June 30, 2008 compared to cash provided by operating activities for working capital changes of $96.3 million for the six months ended June 30, 2007. The increase in cash used primarily resulted from the increase in premiums receivable of $28.8 million due to the accrual for the one-time premium adjustment of $47.3 million from Tennessee and decrease in accounts payable, accrued expenses and other liabilities of $31.5 million due to timing of payments and accruals.

Cash used in investing activities was $3.8 million for the six months ended June 30, 2008 compared to $369.2 million for the six months ended June 30, 2007. This change in cash used in investing activities results primarily from net purchases of restricted investments held as collateral of $351.3 million to fund the irrevocable letter of credit required to stay the execution of the judgment in the Qui Tam Litigation and net purchases of hedge and warrant instruments of $27.0 million in 2007 with no corresponding activity in the current year. We currently anticipate total capital expenditures for 2008 to be between approximately $43.0 million to $45.0 million related to technological infrastructure development and the expansion of our medical management system.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of June 30, 2008, our investment portfolio consisted primarily of fixed-income securities. The weighted-average maturity is approximately nine months excluding our auction rate securities which are discussed below. We utilize investment vehicles such as money market funds, commercial paper, certificates of deposit, municipal bonds, debt securities of government sponsored entities, corporate bonds, auction rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted-average taxable equivalent yield on consolidated investments as of June 30, 2008 was approximately 3.15%.

As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company adopted the provisions of FASB Statement No. 157 effective January 1, 2008. We have determined that we utilize unobservable (Level 3) inputs in determining the fair value of certain auction rate securities totaling $83.9 million at June 30, 2008.

As of June 30, 2008, $87.9 million of our investments were comprised of securities issued by student loan corporations which are municipalities of various U.S. state governments. The majority of the student loans backing these securities fall under the Federal Family Education Loan program which is supported and guaranteed by the United States Department of Education. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 28 or 35 days. Starting in mid-February, auctions have failed on these auction rate securities and there is no assurance that auctions for these securities will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term, $83.9 million of auction rate securities are classified as long-term investments in our Condensed Consolidated Financial Statements as of June 30, 2008.

Our auction rate securities are classified as available-for-sale securities and reflected at fair value. In prior periods, due to the auction process which took place every 28-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under FASB Statement No. 157. However, the auction events for these securities failed during early 2008 and have not resumed. Therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2008. These analyses consider, among other items, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data which is limited at this time. Due to these events, we reclassified these instruments as Level 3 during 2008 and recorded a temporary unrealized decline in fair value of approximately $4.5 million, with an offsetting entry to accumulated other comprehensive loss. We currently believe that this temporary decline in fair value is primarily due to liquidity concerns, because the underlying assets for the majority of these securities are student loans supported and guaranteed by the United States Department of Education. In addition, our holdings of auction rate securities represented less than ten percent of our total cash, cash equivalent, and investment balance at June 30, 2008, which we believe allows us sufficient time for the securities to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will re-evaluate each of these factors as market conditions change in subsequent periods.

The weighted-average life of our auction rate securities portfolio, based on the final maturity, is approximately 25 years. We currently have the ability to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments.

Cash used in financing activities was $42.1 million for the six months ended June 30, 2008, compared to cash provided by financing activities of $383.2 million for the six months ended June 30, 2007. The change in cash related to financing activities was primarily related to net proceeds received from the issuance of Notes and borrowings under the Credit Agreement of $378.5 million in 2007 compared to net repayments of debt of $26.8 million and repurchases of stock of $19.3 million in 2008.

We anticipate cash flow from operating activities will be negative for the three months ended September 30, 2008 as a result of the anticipated settlement of the Qui Tam Litigation and associated payments. However, as the settlement has been fully funded through our 2% Convertible Senior Notes, we believe that existing cash and investment balances, internally generated funds and available funds under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at June 30, 2008 was 31.9%. As a result of significant borrowings under the Credit Agreement and the related debt service and issuance of the Notes, our access to additional capital may be limited which could restrict our ability to acquire new businesses or enter new markets and could impact our ability to maintain statutory net worth requirements in the states in which we do business.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations (“HMOs”), one health insuring corporation (“HIC”) and one Prepaid Health Services Plan (“PHSP”). HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of June 30, 2008, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. We anticipate the parent company may be required to fund minimum net worth shortfalls for certain of our subsidiaries during the remainder of 2008 using unregulated cash, cash equivalents and investments. We believe that we will continue to be in compliance with these requirements at least through the end of 2008.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The FSP is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively to prior periods. This FSP will change the accounting treatment for our $260.0 million 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007. The impact of this new accounting treatment will be significant to our results of operations and will result in an increase to non-cash interest expense beginning in 2009 for financial statements covering past and future periods. We estimate that our earnings per diluted share could decrease by approximately $0.11 to $0.12 annually as a result of the adoption of this FSP.

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

As of June 30, 2008 and December 31, 2007, substantially all of our investments were in highly-rated securities which include U.S. Treasury securities, debt securities of government sponsored entities, municipal bonds, commercial paper, auction rate securities, corporate bonds and money market funds. We do not hold any investments classified as trading or derivative financial instruments.

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed maturity investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of June 30, 2008, an increase of 1% in interest rates on securities with maturities greater than one year would reduce the fair value of our marketable securities portfolio by approximately $4.8 million. Conversely, a reduction of 1% in interest rates on securities with maturities greater than one year would increase the fair value of our marketable securities portfolio by approximately $3.6 million. As of December 31, 2007, an increase of 1% in interest rates on securities with maturities greater than one year would reduce the fair value of our marketable securities portfolio by approximately $4.6 million. Conversely, a reduction of 1% in interest rates on securities with maturities greater than one year would increase the fair value of our marketable securities portfolio by approximately $2.7 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. In a decreasing rate environment, these instruments do not see as significant potential fair value increases as non-callable instruments due to the expectation that the issuer will call the instrument to take advantage of lower rates.

We believe the fair value presentation is more indicative of our market risk because it evaluates an investment based on the individual characteristics of each investment. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1% change in interest rates.

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

(b) Changes in Internal Controls over Financial Reporting. During the second quarter of 2008, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.	Legal Proceedings

Qui Tam

On July 22, 2008, we announced that we had reached an agreement in principle with the United States of America acting through the United States Department of Justice and on behalf of the Office of the Inspector General of the Department of Health and Human Services (the “OIG”), the State of Illinois acting through the Office of the Illinois Attorney General, and Cleveland A. Tyson (the “Relator”) to settle the qui tam action styled as United States of America and the State of Illinois, ex rel. Cleveland A. Tyson v. AMERIGROUP Illinois, Inc., U.S. District Court for the Northern District of Illinois, Eastern Division (the “Court”), Case No. 02-C-6074 (the “Qui Tam Litigation”) for a cash payment of $225.0 million (the “Settlement Payment”), without any admission of wrongdoing by us or our subsidiaries or affiliates. In addition to the Settlement Payment, we will pay approximately $9.2 million to the Relator’s counsel for legal fees. As a result, we recorded a one-time expense in the amount of approximately $234.2 million for the three and six months ending June 30, 2008 in connection with the settlement. Net of the related tax effects, earnings per diluted share was reduced by $3.76 and $3.75, respectively, as a result of this settlement.

The settlement is subject to the negotiation of certain non-financial terms and execution of a definitive settlement agreement by the parties, and there can be no assurances that the parties will ultimately reach a final settlement or a final settlement on the terms described above. In connection with the settlement, we expect to enter into a five-year corporate integrity agreement with the OIG.

The Qui Tam Litigation, filed in 2002 by the Relator, a former employee of our former Illinois subsidiary, alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs. Subsequently, the State of Illinois and the United States of America intervened and the plaintiffs amended their complaint to add AMERIGROUP Corporation as a party. On October 30, 2006, a jury returned a verdict against us and AMERIGROUP Illinois, Inc. in the amount of $48.0 million, which under applicable law would be trebled to $144.0 million, plus penalties, and attorney’s fees, costs and expenses. The jury also found that there were 18,130 false claims. The statutory penalties allowable under the False Claims Act range between $5,500 and $11,000 per false claim. The statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, 740 ILC 175/3, range between $5,000 and $10,000 per false claim. On March 13, 2007, the Court entered a judgment against AMERIGROUP Illinois, Inc., and AMERIGROUP Corporation in the amount of approximately $334.0 million, which included $144.0 million of damages and approximately $190.0 million in false claim penalties. Following entry of the judgment, we posted the necessary irrevocable letter of credit to stay the enforcement of the judgment pending appeal. We filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit and the appeal was fully briefed by the parties. While the appeal was pending, the parties engaged in voluntary mediation and reached the settlement agreement in principle described above.

As a result of the Qui Tam Litigation, it is possible that state or federal governments will subject us to greater regulatory scrutiny, investigation, action, or litigation. We have proactively been in contact with all of the insurance and Medicaid regulators in the states in which we operate, including the OIG. As discussed above, we have reached an agreement in principle with the OIG to settle certain potential claims or actions by the OIG in connection with the practices at issue in the Qui Tam Litigation. In connection with our discussions with the OIG, we entered into a tolling agreement with the OIG which preserves the rights that the OIG had as of October 30, 2006. Following execution of the definitive settlement agreement and corporate integrity agreement, we will seek to have the tolling agreement terminated.

In some circumstances, state or federal governments may move to exclude a company from contracts as a result of a civil verdict under the False Claims Act. We are unable to predict at this time what, if any, further action any state or federal regulators may take. Exclusion is a discretionary step which we believe will not be commenced. Further, prior to any administrative action or exclusion taking effect, we believe we would have an opportunity to advocate our position. While the circumstances of this case do not appear to warrant such action and we expect the definitive settlement agreements discussed above to limit the ability of the federal government or the state of Illinois to exclude or take certain other administrative actions against us, exclusion from doing business with the federal or any state governments could have a material adverse effect on our financial position, results of operations or liquidity.

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

District of Columbia Litigation

On March 28, 2008, the District of Columbia filed a civil complaint in the Superior Court for the District of Columbia against AMERIGROUP Maryland, Inc. d/b/a AMERIGROUP Community Care of the District of Columbia (“AMERIGROUP DC”). AMERIGROUP DC is a licensed managed care organization that had contracted with the District of Columbia’s Department of Health’s Medical Assistance Administration (“MAA”) to provide Medicaid managed care services in the District of Columbia. The complaint alleged that in 2006, AMERIGROUP DC submitted a report to MAA in which it misclassified or improperly included certain administrative costs by reporting (i) the administrative portion of pharmaceutical costs as healthcare costs; (ii) certain medical administrative costs as healthcare costs; and (iii) certain administrative fees paid to the Company which the complaint alleged were not directly related to the provision of approved healthcare services. The complaint asserted a single count under the District of Columbia Procurement Reform Act, D.C. Official Code Section 2-308.14 (2001) (the “DC Act”).

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

The complaint did not seek damages, but requested the imposition of a penalty of $10,000 for each false claim or statement allegedly made by AMERIGROUP DC.

On April 21, 2008, AMERIGROUP DC filed a motion in the Superior Court for the District of Columbia to dismiss the action by the District of Columbia for failure to state a claim. The Superior Court denied the motion to dismiss. Following the denial of the motion to dismiss, the parties met to discuss a settlement and agreed that the complaint should be dismissed in an effort to facilitate settlement discussions. Accordingly, on July 22, 2008, the District of Columbia, with our consent, filed a motion in the Superior Court for the District of Columbia requesting that the complaint be dismissed without prejudice. The Superior Court granted the motion on July 24, 2008.

Given the preliminary stage of this matter, we are unable to assess the probable outcome or its financial impact, if any.

Other Litigation

Additionally, we are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our liquidity, financial condition or results of operations.

Item 1A.  Risk Factors

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The following risk factors were identified or reevaluated by the Company during the second quarter and are a supplement to those risk factors included as part of Item 1A., Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2008 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on April 29, 2008.

An unauthorized disclosure of sensitive or confidential member information could have an adverse effect on our business, reputation and profitability.

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act and the Gramm-Leach-Bliley Act. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, whether by us or a third party, could have a material adverse effect on our business, reputation and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum number
			Total number of	Shares (or Units)
		Average	Shares (or Units)	that May Yet Be
	Total Number of	Price Paid	Purchased as Part of	Purchased Under
	Shares (or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs(1)	Programs(1)

April 1 — April 30, 2008	59,119	$25.35	59,119	1,840,681
May 1 — May 31, 2008	403,392	25.88	403,392	1,437,289
June 1 — June 30, 2008	137,489	27.14	137,489	1,299,800

Total	600,000	$26.12	600,000	1,299,800

(1) All of the shares purchased during the second quarter of 2008 were purchased as part of the Company’s existing authorized share repurchase program. The share repurchase program provides for the repurchase of up to two million shares of our common stock, subject to certain limitations imposed by our Credit Agreement. On February 26, 2008, the Company entered into a trading plan in accordance with Rule 10b5-1 of the Exchange Act, to facilitate repurchases of its common stock pursuant to its share repurchase program (the “Rule 10b5-1 plan”). The Rule 10b5-1 plan became effective on April 28, 2008 and expires on January 10, 2009, unless terminated earlier in accordance with its terms. During the second quarter of 2008 the maximum number of shares to be purchased under the Rule 10b5-1 plan was reached and the Rule 10b5-1 plan was therefore terminated in accordance with its terms.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 8, 2008. At the meeting, James G. Carlson, Jeffrey B. Child and Richard D. Shirk were re-elected as directors. The vote with respect to each nominee is set forth below:

	Total Votes for	Total Votes Withheld
	Each Director	From Each Director

James G. Carlson	45,574,280	2,374,620
Jeffrey B. Child	47,285,198	663,702
Richard D. Shirk	46,446,656	1,502,244

Additional directors of the Company whose term of office continued after the meeting are Thomas E. Capps, William J. McBride, Kay Coles James and Uwe E. Reinhardt, Ph.D.

Our stockholders ratified our appointment of KPMG LLP to serve as our independent registered public accounting firm for the 2008 fiscal year. The appointment was approved by a vote of 45,274,107 shares for, 1,889,993 shares against and 337,796 shares abstaining.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.3		Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.4		Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
*10	.7	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated May 8, 2008 filed herewith.
10.8		Amendment No. 3 to Contract Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective July 1, 2008 filed herewith.
14.1		AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated July 29, 2008.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated July 29, 2008.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated July 29, 2008.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ James G. Carlson
James G. Carlson
Chairman and Chief
Executive Officer

Date: July 29, 2008

By:	/s/ James W. Truess
James W. Truess
Executive Vice President and
Chief Financial Officer

Date: July 29, 2008

EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.3		Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.4		Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
*10	.7	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated May 8, 2008 filed herewith.
10.8		Amendment No. 3 to Contract Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective July 1, 2008 filed herewith.
14.1		AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated July 29, 2008.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated July 29, 2008.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated July 29, 2008.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.