Form 10-Q
period 2008-09-30
AMERIGROUP CORP
filed 2008-10-28
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number 001-31574
AMERIGROUP Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	54-1739323 (I.R.S. Employer Identification No.)

4425 Corporation Lane,	23462
Virginia Beach, VA	(Zip Code)
(Address of principal executive offices)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 23, 2008, there were 52,964,101 shares outstanding of AMERIGROUP’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$684,856	$487,614
Short-term investments	161,660	199,947
Restricted investments held as collateral	—	351,318
Premium receivables	72,460	82,940
Deferred income taxes	25,517	23,475
Provider and other receivables	23,816	43,913
Prepaid expenses and other	28,440	39,001

Total current assets	996,749	1,228,208
Long-term investments	412,486	379,733
Investments on deposit for licensure	94,042	89,485
Property, equipment and software, net	102,431	97,933
Deferred income taxes	10,683	12,075
Other long-term assets	17,402	18,178
Goodwill and other intangible assets, net	250,567	263,009

Total assets	$1,884,360	$2,088,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$528,042	$541,173
Accounts payable	3,200	6,775
Unearned revenue	41,543	55,937
Accrued payroll and related liabilities	54,758	47,965
Accrued expenses and other	57,838	71,894
Contractual refunds payable	61,111	47,329
Current portion of long-term debt	500	27,567
Current portion of capital lease obligations	11	368

Total current liabilities	747,003	799,008
Long-term convertible debt	260,000	260,000
Long-term debt less current portion	49,500	101,458
Other long-term liabilities	14,150	14,248

Total liabilities	1,070,653	1,174,714

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 52,652,179 and 53,129,928 at September 30, 2008 and December 31, 2007, respectively	535	532
Additional paid-in capital	425,390	412,065
Accumulated other comprehensive loss	(2,030)	—
Retained earnings	414,171	502,182

	838,066	914,779
Less treasury stock at cost (886,547 and 25,713 shares at September 30, 2008 and December 31, 2007, respectively)	(24,359)	(872)

Total stockholders’ equity	813,707	913,907

Total liabilities and stockholders’ equity	$1,884,360	$2,088,621

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Premium	$1,105,759	$1,013,620	$3,282,706	$2,819,166
Investment income and other	17,624	19,091	58,696	49,634

Total revenues	1,123,383	1,032,711	3,341,402	2,868,800

Expenses:
Health benefits	885,774	840,749	2,672,166	2,342,905
Selling, general and administrative	161,520	129,941	454,134	357,459
Litigation settlement	—	—	234,205	—
Depreciation and amortization	8,811	7,744	26,459	23,596
Interest	2,746	3,969	9,099	8,332

Total expenses	1,058,851	982,403	3,396,063	2,732,292

Income (loss) before income taxes	64,532	50,308	(54,661)	136,508
Income tax expense	25,097	19,060	33,350	51,180

Net income (loss)	$39,435	$31,248	$(88,011)	$85,328

Net income (loss) per share:
Basic net income (loss) per share	$0.75	$0.59	$(1.66)	$1.63

Weighted average number of common shares outstanding	52,694,077	52,697,920	52,914,156	52,477,798

Diluted net income (loss) per share	$0.74	$0.58	$(1.66)	$1.59

Weighted average number of common shares and dilutive potential common shares outstanding	53,494,690	53,816,534	52,914,156	53,682,928

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
Nine months Ended September 30, 2008
(Dollars in thousands)
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Equity
Balances at December 31, 2007	53,129,928	$532	$412,065	$—	$502,182	25,713	$(872)	$913,907
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	383,085	3	4,587	—	—	—	—	4,590
Compensation expense related to share-based payments	—	—	7,702	—	—	—	—	7,702
Tax benefit from exercise of stock options	—	—	1,201	—	—	—	—	1,201
Common stock redeemed for payment of employee taxes	(17,965)	—	—	—	—	17,965	(597)	(597)
Common stock repurchases	(842,869)	—	—	—	—	842,869	(22,890)	(22,890)
Deferred tax asset related to convertible hedge instruments	—	—	(165)	—	—	—	—	(165)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(2,030)	—	—	—	(2,030)
Net loss	—	—	—	—	(88,011)	—	—	(88,011)

Balances at September 30, 2008	52,652,179	$535	$425,390	$(2,030)	$414,171	886,547	$(24,359)	$813,707

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(88,011)	$85,328
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,459	23,596
Loss on disposal of property, equipment and software	442	34
Deferred tax expense (benefit)	357	(5,617)
Compensation expense related to share-based payments	7,702	10,152
Impairment of goodwill	8,808	—
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	10,480	(16,937)
Prepaid expenses, provider and other receivables and other current assets	27,610	(16,332)
Other assets	(942)	(2,954)
Claims payable	(13,131)	120,510
Accounts payable, accrued expenses and other current liabilities	5,342	23,354
Unearned revenue	(14,394)	23,477
Other long-term liabilities	(98)	5,947

Net cash (used in) provided by operating activities	(29,376)	250,558

Cash flows from investing activities:
Purchase of restricted investments held as collateral	—	(402,812)
Release of restricted investments held as collateral	351,318	51,494
Purchase of convertible note hedge instruments	—	(52,702)
Proceeds from sale of warrant instruments	—	25,662
Proceeds from sale of available-for-sale securities	105,677	455,399
Purchase of available-for-sale securities	(89,502)	(516,336)
Proceeds from redemption of held-to-maturity securities	437,215	319,641
Purchase of held-to-maturity securities	(451,058)	(334,966)
Purchase of property, equipment and software	(27,547)	(28,313)
Proceeds from redemption of investments on deposit for licensure	44,494	34,419
Purchase of investments on deposit for licensure	(49,051)	(49,841)

Net cash provided by (used in) investing activities	321,546	(498,355)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	260,000
Borrowings under credit facility	—	351,318
Repayment of borrowings under credit facility	(79,025)	(221,318)
Payment of debt issuance costs	—	(11,510)
Net increase (decrease) in bank overdrafts	1,553	(1,397)
Payment of capital lease obligations	(357)	(676)
Proceeds from exercise of common stock options	4,590	8,147
Repurchase of common stock shares	(22,890)	—
Tax benefit related to exercise of stock options	1,201	3,387

Net cash (used in) provided by financing activities	(94,928)	387,951

Net increase in cash and cash equivalents	197,242	140,154
Cash and cash equivalents at beginning of period	487,614	176,718

Cash and cash equivalents at end of period	$684,856	$316,872

Non-cash disclosures:
Common stock redeemed for payment of employee taxes	$(597)	$(791)

Unrealized loss on available-for-sale securities, net of tax	$(2,030)	$—

Cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes	$—	$9,185

Deferred tax asset related to convertible note hedge instruments	$(165)	$19,343

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)
     1. Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 of AMERIGROUP Corporation and its subsidiaries (“the Company”), are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2008 and operating results for the interim periods ended September 30, 2008 and 2007. The December 31, 2007 condensed consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.
     The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2008. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic net income (loss) per share:
Net income (loss)	$39,435	$31,248	$(88,011)	$85,328

Weighted average number of common shares outstanding	52,694,077	52,697,920	52,914,156	52,477,798

Basic net income (loss) per share	$0.75	$0.59	$(1.66)	$1.63

Diluted net income (loss) per share:
Net income (loss)	$39,435	$31,248	$(88,011)	$85,328

Weighted average number of common shares outstanding	52,694,077	52,697,920	52,914,156	52,477,798
Dilutive effect of stock options, convertible senior notes and warrants (as determined by applying the treasury stock method)	800,613	1,118,614	—	1,205,130

Weighted average number of common shares and dilutive potential common shares outstanding	53,494,690	53,816,534	52,914,156	53,682,928

Diluted net income (loss) per share	$0.74	$0.58	$(1.66)	$1.59

     Potential common stock equivalents representing 900,306 shares for the nine months ended September 30, 2008 were not included in the computation of diluted net loss per share because of the net loss for the period. Including such shares would have been anti-dilutive. Additionally, potential common stock equivalents representing 2,689,102 and 2,634,735 shares with a weighted-average exercise price of $35.09 and $37.05 for the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted net income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential common stock equivalents representing 1,981,446 and 1,941,446 shares with a weighted-average exercise price of $37.25 and $37.43

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
for the three and nine months ended September 30, 2007, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented.
     The shares issuable upon conversion of the Company’s 2.0% Convertible Senior Notes due May 15, 2012 (See Note 6) issued effective March 28, 2007 in the aggregate principal amount of $260,000 were not included in the computation of diluted net loss per share for the nine months ended September 30, 2008 because of the net loss for the period. Including the securities would have been anti-dilutive. For the three months ended September 30, 2008 and the three and nine months ended September 30, 2007, those securities were not included in the computation of diluted net income (loss) per share because the conversion price of $42.53 was greater than the average market price of shares of the Company’s common stock for the periods presented; therefore, to include the shares issuable upon conversion of the notes would have been anti-dilutive. The Company’s warrants to purchase shares of its common stock sold on March 28, 2007 and April 9, 2007 were not included in the computation of diluted net loss per share for the nine months ended September 30, 2008 because of the net loss for the period. Including the securities would have been anti-dilutive. For the three months ended September 30, 2008 and the three and nine months ended September 30, 2007, those securities were not included in the computation of diluted net income (loss) per share because the warrants’ exercise price of $53.77 was greater than the average market price of the Company’s common stock for the periods presented; therefore, to include the warrants would have been anti-dilutive.
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
     FASB Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of FASB No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Company’s assumptions underlying its adoption of FASB Statement No. 157 were not materially impacted by the provisions of FSP 157-3.
     In May 2008, the FASB issued FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The FSP is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively to prior periods. This FSP will change the accounting treatment for our $260,000 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007. The impact of this new accounting treatment will be significant to our results of operations and will result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We estimate that our 2007, 2008 and 2009 earnings could decrease by approximately $0.08, $0.11 and $0.12 per diluted share, respectively, as a result of the adoption of this FSP.
     In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“FASB Statement No. 141(R)”), which establishes principles and requirements for how an acquirer determines and recognizes in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FASB Statement No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FASB Statement No. 141(R) is effective for any transaction occurring in fiscal years beginning after December 15, 2008; therefore, it will have no impact on our current results of operations and financial condition; however, future acquisitions will be accounted for under this guidance.

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
     4. Fair Value Measurements
     As of September 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. We have invested in auction rate securities, which are classified as available-for-sale securities and reflected at fair value. However, the auction events for these securities failed during the first quarter of 2008 and have not resumed. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data which is limited at this time.
     We have recorded an unrealized loss of $3,202, or $2,030 net of the related income tax effect for the nine months ended September 30, 2008 to accumulated other comprehensive loss as a result of the temporary declines in fair value for auction rate securities. The auction rate securities held by us at September 30, 2008, totaling $85,198, were in securities issued by student loan corporations which are municipalities of various U.S. state governments. The majority of the student loans backing these securities fall under the Federal Family Education Loan program which is supported and guaranteed by the United States Department of Education. Because there is no assurance that auctions for these securities will be successful in the near term, as of September 30, 2008, $81,198 of auction rates securities are classified as long-term investments. Any future fluctuation in the fair value related to these securities that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other than temporary, we will record a charge to earnings as appropriate. During the three months ended September 30, 2008, we were notified by several of our brokers from whom we purchased auction rate securities that they would be repurchasing those securities over the course of 2009 and 2010. We expect our brokers to purchase, at par, up to $27,500 of our auction rate securities in 2009 and 2010.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of FASB Statement No. 157 at September 30, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$684,856	$684,856	$—	$—
Auction rate securities	85,198	4,000	—	81,198

Total assets measured at fair value	$770,054	$688,856	$—	$81,198

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

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
     The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB Statement No. 157 at September 30, 2008:

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction
Rate
Securities
Balance at December 31, 2007	$—
Transfers to Level 3	92,550
Total unrealized losses included in other comprehensive loss	(990)

Balance at March 31, 2008	91,560
Total unrealized losses included in other comprehensive loss	(3,527)
Settlements	(4,150)

Balance at June 30, 2008	$83,883

Total unrealized gains included in other comprehensive loss	1,315
Settlements	(4,000)

Balance at September 30, 2008	$81,198

     5. Market Exits
     On April 22, 2008, AMERIGROUP Tennessee, Inc. was notified that it had not been awarded a contract to provide full-risk managed care services to TennCare recipients in West Tennessee. As a result, the existing administrative services only (“ASO”) arrangement for the West Tennessee region terminates on October 31, 2008 under its current terms with claims run-out and transition activities continuing into 2009. Goodwill acquired as part of the November 1, 2007 acquisition of substantially all of the assets of Memphis Managed Care Corporation (“MMCC”) of $8,044, net of a purchase price adjustment of $1,500 for early termination of the ASO contract or $0.08 per diluted share, was written-off during the nine months ended September 30, 2008. Additional costs to discontinue operations in West Tennessee are not expected to be material.
     On March 10, 2008, AMERIGROUP Maryland, Inc. d/b/a AMERIGROUP Community Care of the District of Columbia (“AMERIGROUP DC”), was notified that it was one of four successful bidders in the reprocurement of the District of Columbia’s Medicaid managed care business for the contract period beginning May 1, 2008. On April 2, 2008, AMERIGROUP DC elected not to participate in the District’s new contract due to premium rate and programmatic concerns. AMERIGROUP DC’s contract with the District of Columbia, as amended, terminated on June 30, 2008. As a result of discontinuing operations in the DC market, the Company has written-off $2,264 or $0.03 per diluted share in acquired goodwill during the nine months ended September 30, 2008. Additional costs recorded and to be recorded to discontinue operations are not expected to be material.
     6. Long-Term Obligations
     Credit Agreement
     As of September 30, 2008, we had $50,000 outstanding under the senior secured synthetic letter of credit facility portion of our Credit and Guaranty Agreement (the “Credit Agreement”). The Credit Agreement terminates on March 15, 2012. As of September 30, 2008, we had no outstanding borrowings under the senior secured revolving credit facility portion of our Credit Agreement, but have caused to be issued irrevocable letters of credit in the aggregate face amount of $16,504.
     The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof. The applicable interest rate was 5.75% at September 30, 2008.
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
     Convertible Senior Notes
     As of September 30, 2008, we had an outstanding aggregate of $260,000 in principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (the “Notes”). In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the Notes and common stock issuable upon conversion of the Notes. The Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The Notes are senior unsecured obligations of the Company and rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement. The Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.
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
     Also concurrent with the issuance of the Notes, we sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock at an exercise price of $53.77 per share. If the average price of our common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled, at our option, in cash or shares of our common stock.
     The convertible note hedges and warrants are separate transactions which will not affect holders’ rights under the Notes.
     7. Share Repurchase Program
     Shares purchased by the Company and placed in treasury are valued at cost. Subsequent sales of treasury stock at amounts in excess of their cost, if any, will be credited to additional paid-in capital.
     Pursuant to the Company’s existing share repurchase program, we repurchased 142,669 and 842,869 shares of our common stock and placed them into treasury during the three and nine months ended September 30, 2008, respectively, for a total cost of $3,630 and $22,890, respectively.

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
     8. Contingencies
     Legal Proceedings
     Qui Tam
     On August 13, 2008, we finalized our previously announced agreement in principle to settle claims related to the conduct alleged (the “Covered Conduct”) in the civil qui tam action styled as United States of America and the State of Illinois, ex rel. Cleveland A. Tyson v. AMERIGROUP Illinois, Inc., U.S. District Court for the Northern District of Illinois, Eastern Division (the “Court”), Case No. 02-C-6074 (the “Qui Tam Litigation”). In connection with the settlement, the Company and the United States of America acting through the United States Department of Justice and on behalf of the Office of the Inspector General of the Department of Health and Human Services (the “OIG”), the State of Illinois acting through the Office of the Illinois Attorney General, and Cleveland A. Tyson (the “Relator”) entered into a definitive settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, we paid an aggregate amount of $225,000 (the “Settlement Payment”) to the United States of America and the State of Illinois without any admission of wrongdoing by the Company or our subsidiaries or affiliates. The United States of America and the State of Illinois each paid a portion of the Settlement Payment to the Relator. In addition to the Settlement Payment, the Company paid approximately $9,200 to the Relator for legal fees.
     As a result of the settlement, we recorded a one-time expense in the amount $234,200 for the nine months ending September 30, 2008. Net of the related tax benefit, earnings per diluted share was reduced by $3.76 for the nine months ending September 30, 2008 as a result of this settlement.
     Pursuant to the Settlement Agreement, (i) the United States of America and the State of Illinois released the Company and its current and former subsidiaries, parents, directors, officers, employees, agents, attorneys, predecessors, successors and assigns from civil and administrative monetary claims for the Covered Conduct, (ii) the OIG provided a release agreeing not to institute, direct or maintain any administrative action seeking civil monetary penalties or exclusion from Medicare, Medicaid and/or other Federal health care programs against the Company and its subsidiaries and certain of its affiliates for the Covered Conduct, (iii) the Relator released the Company and its current and former subsidiaries, parents, directors, officers, employees, agents, attorneys, predecessors, successors and assigns from any and all causes of action, whether known or unknown, of any kind or character, that the Relator or his heirs, successors or certain affiliated persons had or may have had, (iv) the Company released the United States of America and the State of Illinois, and any of their respective agencies, employees, servants, and agents, from any and all causes of action, whether known or unknown, that the Company or its successors or affiliated persons have or may have for the Covered Conduct, (v) the Company released the Relator, his heirs, successors, attorneys, agents, and assigns from any and all causes of action, whether known or unknown, that the Company or its successors or affiliated persons have or may have for the Covered Conduct, and (vi) the Company dismissed its appeal of the judgment in the Qui Tam Litigation.
     Certain claims are specifically excluded from the scope of the Settlement Agreement as to any entity or person, including: (i) any civil, criminal, or administrative liability arising under the Internal Revenue Code and under Chapter 35 Illinois Compiled Statutes; (ii) any criminal liability; (iii) except as explicitly stated in the Settlement Agreement, any administrative liability, including mandatory exclusion from Federal health care programs; (iv) any liability to the United States or the State of Illinois (or their respective agencies) for any conduct other than the Covered Conduct; (v) any liability under the Settlement Agreement; and (vi) any liability of the Company’s current or former officers, directors, employees, and agents for conduct other than Covered Conduct.
     The Qui Tam Litigation, filed in 2002 by the Relator, a former employee of our former Illinois subsidiary, alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs. Subsequently, the State of Illinois and the United States of America intervened and the plaintiffs amended their complaint to add AMERIGROUP Corporation as a party. On October 30, 2006, a jury returned a verdict against us and AMERIGROUP Illinois, Inc. in the amount of $48,000 which under applicable law would be trebled to $144,000 plus penalties, and attorney’s fees, costs and expenses. The jury also found that there were 18,130 false claims. The statutory penalties allowable under the False Claims Act range between $5.5 and $11.0 per false claim. The statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, 740 ILC 175/3, range between $5.0 and $10.0 per false claim. On March 13, 2007, the Court entered a judgment against AMERIGROUP Illinois, Inc., and AMERIGROUP Corporation in the amount of approximately $334,000 which included $144,000 of damages and approximately $190,000 in false claim penalties. Following entry of the judgment, we posted the necessary irrevocable letter of credit to stay the enforcement of the judgment pending appeal. We filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit and the appeal

AMERIGROUP Corporation And Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
was fully briefed by the parties. While the appeal was pending, the parties engaged in voluntary mediation and reached the Settlement Agreement. As contemplated by the Settlement Agreement, on September 12, 2008, the Court of Appeals dismissed our appeal of the trial court judgment in the Qui Tam Litigation.
     As part of the settlement, we entered into a five-year corporate integrity agreement with the OIG (the “Corporate Integrity Agreement”). The Corporate Integrity Agreement acknowledges the existence of our comprehensive compliance program and enhancements that were made to the program prior to the entry into the Corporate Integrity Agreement. The Corporate Integrity Agreement also provides that the Company shall, among other things, keep in place and continue its current compliance program, including a corporate compliance officer and compliance officers at its health plans, a corporate compliance committee and compliance committees at its health plans, a compliance committee of the Company’s Board of Directors, a code of conduct, comprehensive compliance policies, training and monitoring, a compliance hotline, an open door policy and a disciplinary process for compliance violations. The Corporate Integrity Agreement further provides that the Company shall provide periodic reports to the OIG, appoint a benefits rights ombudsman responsible for addressing concerns raised by health plan members and potential enrollees and engage an independent review organization to assist the Company in assessing and evaluating its compliance with the requirements of the Federal health care programs and other obligations under the Corporate Integrity Agreement. In the event of an uncured material breach or deliberate violation of the Corporate Integrity Agreement, the Company could be excluded from participation in Federal health care programs and/or subject to prosecution.
     Risk Sharing Receivable
          AMERIGROUP Texas, Inc. previously had an exclusive risk-sharing arrangement in the Fort Worth service area with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”), which includes Cook Children’s Medical Center (“CCMC”) that expired by its own terms as of August 31, 2005. Under this risk-sharing arrangement the parties had an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. The contract with CCHCN prescribes reconciliation procedures which have been completed. CCHCN subsequently engaged external auditors to review all medical claim payments made for the 2005 contract year and the preliminary results challenged payments made on certain claims. The parties participated in voluntary non-binding mediation but were unable to resolve this matter. Following the conclusion of the mediation, on August 27, 2008, AMERIGROUP Texas, Inc. filed suit against CCHCN and CCPN in the District Court for the 153rd Judicial District in Tarrant County, Texas, case no. 153-232258-08, alleging breach of contract and seeking compensatory damages in the amount of $10,800 plus pre- and post-judgment interest and attorney’s fees and costs. On October 3, 2008, CCHCN and CCPN filed a counterclaim against AMERIGROUP Texas, Inc. alleging breach of contract and seeking an amount to be determined at trial plus pre- and post-judgment interest and attorney’s fees and costs.
          The accompanying Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007, include a receivable balance related to this issue. We believe that the amount at issue is a valid receivable and that we have a favorable legal position with respect to the above described litigation. However, we may incur significant costs in our efforts to reach a final resolution of this matter. Further, in the event that we are unable to resolve this matter in a favorable manner or obtain an outcome at trial resulting in payment in full to us, our results of operations may be adversely affected.
     Other Litigation
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
     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:
•	local, state and national economic conditions, including their effect on the rate increase process and timing of payments;

•	the effect of government regulations and changes in regulations governing the healthcare industry;

•	changes in Medicaid and Medicare payment levels and methodologies;

•	liabilities and other claims asserted against us;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels;

•	demographic changes;

•	increased use of services, increased cost of individual services, epidemics, the introduction of new or costly treatments and technology, new mandated benefits, insured population characteristics and seasonal changes in the level of healthcare use;

•	our ability to enter into new markets or remain in our existing markets;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	changes in market interest rates, actions by the Federal Reserve or any disruptions in the credit markets;

•	catastrophes, including acts of terrorism or severe weather; and

•	the unfavorable resolution of pending litigation.
     Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 22, 2008, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on April 29, 2008, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on July 29, 2008 and Part II — Other Information — Item 1A. — “Risk Factors” for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

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
     Summary highlights of our third quarter of 2008 include:
•	Membership increased 12.2% to approximately 1,714,000 from September 30, 2007 to September 30, 2008;

•	Total revenues of $1.1 billion, an 8.8% increase over the third quarter of 2007;

•	Health benefits ratio (“HBR”) of 80.1% of premium revenue;

•	Selling, general and administrative expense ratio of 14.4% of total revenues; and

•	Began operations on August 1, 2008 in New Mexico’s new Coordinated Long-Term Services (CoLTS) program that constitutes one of the Nation’s first comprehensive programs to coordinate long-term care for individuals.
Revenue Growth
     During the three months ended September 30, 2008, our premium revenue was $1,105.8 million, an increase of $92.1 million or 9.1% compared to the three months ended September 30, 2007. This increase is due to premium rate increases, member mix changes and membership growth in new and existing markets, including our entry into the New Mexico market in August 2008, offset by the impact of our exit from the District of Columbia market effective June 30, 2008.
     Investment income and other decreased by $1.5 million to $17.6 million for the three months ended September 30, 2008 from $19.1 million for the three months ended September 30, 2007. The decrease in investment income and other was primarily due to a decrease in average yield on our fixed income securities portfolio due to the ongoing reinvestment of maturing fixed income securities at current market rates, which are lower than the yields on the maturing securities.
     Our investment portfolio is comprised of fixed income securities and cash and cash equivalents, which generated investment income totaling $11.7 million for the three months ended September 30, 2008. The performance of our portfolio is interest rate driven, consequently, volatility in interest rates, such as any actions by the Federal Reserve, affects our returns on, and the market value of our portfolio. This factor or any disruptions in the credit markets could materially adversely affect our results of operations.
Operating Costs
Health Benefits
     Expenses relating to health benefits for the three months ended September 30, 2008 increased $45.0 million, or 5.4%, to $885.8 million from $840.7 million for the three months ended September 30, 2007. Our HBR was 80.1% for the three months ended September 30, 2008 versus 82.9% in the same period of the prior year. This decrease in HBR for the three months ended September 30, 2008 from the HBR for the three months ended September 30, 2007, primarily results from operations in our Tennessee market. For the three months ended September 30, 2008, our Tennessee health plan received a premium rate increase and experienced favorable reserve development.

Selling, general and administrative expenses
     Selling, general and administrative expenses (“SG&A”) were 14.4% of total revenue for the three months ended September 30, 2008 compared to 12.6% for the three months ended September 30, 2007. Total SG&A increased $31.6 million or 24.3% to $161.5 million for the three months ended September 30, 2008 from $129.9 million for the three months ended September 30, 2007. Our SG&A ratio increased in the current period primarily as a result of increased experience rebate expense in our Texas market and an increase in salaries and benefits related to an increase in the number of associates, annual merit increases and increased variable compensation as a result of earnings performance.
Litigation Settlement
     On August 13, 2008, we finalized our previously announced agreement in principle to settle the Qui Tam Litigation for a cash payment of $225.0 million without any admission of wrongdoing by us or our subsidiaries or affiliates. We also paid approximately $9.2 million to the Relator for legal fees. Both payments were made during the three months ended September 30, 2008. As a result, we recorded a one-time expense in the amount of $234.2 million during the three months ending June 30, 2008 in connection with the settlement. Net of the related tax benefit, earnings per diluted share was reduced by $3.76, as a result of this settlement for the nine months ended September 30, 2008.
     For more information on the Qui Tam Litigation see Part II. Other Information, Item 1. Legal Proceedings.
Market Updates
     On August 1, 2008, we began serving individuals in New Mexico’s new Coordinated Long-Term Services (CoLTS) program, a comprehensive program to coordinate long-term care for individuals.
     Effective September 1, 2008, AMERIGROUP Texas, Inc. entered into an amendment to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal programs effectively extending the contract through August 31, 2010 and revising premium rates for the new contract period.
     Effective September 1, 2008, AMERIGROUP Florida, Inc. entered into an amendment to the Agency for HealthCare Administration Contract No. FA614. This amendment is in connection with the annual renewal of the contract and sets premium rates for the new contract period.
Results of Operations
     The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Premium revenue	98.4%	98.2%	98.2%	98.3%
Investment income and other	1.6	1.8	1.8	1.7

Total revenue	100.0%	100.0%	100.0%	100.0%

Health benefits (1)	80.1%	82.9%	81.4%	83.1%
Selling, general and administrative expenses	14.4%	12.6%	13.6%	12.5%
Income (loss) before income taxes	5.7%	4.9%	(1.6)%	4.8%
Net income (loss)	3.5%	3.0%	(2.6)%	3.0%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Nine months Ended September 30, 2008 Compared to Three and Nine months Ended September 30, 2007
     Summarized comparative financial information for the three and nine months ended September 30, 2008 and September 30, 2007 are as follows ($ in millions, except per share data) (totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal):

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2008	2007	2008-2007	2008	2007	2008-2007
Revenues:
Premium	$1,105.8	$1,013.6	9.1%	$3,282.7	$2,819.2	16.4%
Investment income and other	17.6	19.1	(7.7)%	58.7	49.6	18.3%

Total revenues	1,123.4	1,032.7	8.8%	3,341.4	2,868.8	16.5%

Expenses:
Health benefits	885.8	840.7	5.4%	2,672.2	2,342.9	14.1%
Selling, general and administrative	161.5	129.9	24.3%	454.1	357.5	27.0%
Litigation settlement	—	—	*	234.2	—	*
Depreciation and amortization	8.8	7.7	13.8%	26.5	23.6	12.3%
Interest	2.7	4.0	(30.8)%	9.1	8.3	9.6%

Total expenses	1,058.9	982.4	7.8%	3,396.1	2,732.3	24.3%

Income (loss) before income taxes	64.5	50.3	28.3%	(54.7)	136.5	*
Income tax expense	25.1	19.1	31.7%	33.4	51.2	(34.8)%

Net income (loss)	$39.4	$31.2	26.2%	$(88.0)	$85.3	*

Diluted net income (loss) per common share	$0.74	$0.58	27.6%	$(1.66)	$1.59	*

*	Not meaningful.
Revenues
     Premium revenue for the three months ended September 30, 2008 increased $92.1 million, or 9.1%, over the three months ended September 30, 2007. This increase is due to premium rate increases and member mix changes and membership growth in new and existing markets, including our entry into the New Mexico market. Premium revenue for the third quarter also reflects the impact of our exit from the District of Columbia market effective June 30, 2008.
     For the nine months ended September 30, 2008, premium revenue increased $463.5 million, or 16.4%, over the nine months ended September 30, 2007. This increase is due primarily to our entry into the Middle Tennessee market in April 2007 in addition to one-time premium adjustments in Tennessee and Georgia of $47.3 million and $10.4 million, respectively, recorded in 2008. Additionally, the majority of our remaining existing markets contributed further to revenue growth through growth in membership, premium rate increases and yield increases resulting from changes in membership mix. Offsetting these increases was our exit from the District of Columbia market effective June 30, 2008 and a decrease in Georgia premium revenue due to decreased membership.
     Investment income and other decreased by $1.5 million for the three months ended September 30, 2008 over the three months ended September 30, 2007 primarily due to a decrease in average yield on our fixed income securities portfolio due to the ongoing reinvestment of maturing fixed income securities at current market rates, which are lower than the yields on the maturing securities. Investment income and other increased $9.1 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of our acquisition of Memphis Managed Care Corporation (“MMCC”) which serves Medicaid members in West Tennessee under an administrative services only (“ASO”) arrangement. Revenues from this arrangement totaled approximately $17.1 million for the nine months ended September 30, 2008. Offsetting this revenue was a decrease in investment income as a result of a decrease in the average yield over the prior year as discussed above.

Membership
     The following table sets forth the approximate number of members we served in each state as of September 30, 2008 and 2007. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans. We offered Medicare Advantage products in Maryland and Texas in 2007. Beginning in 2008, we began operating Medicare Advantage products in Tennessee, Florida, New York, New Jersey and New Mexico.

	September 30,
	2008	2007
Texas (1)	462,000	453,000
Tennessee (2)	352,000	185,000
Florida	228,000	200,000
Georgia	201,000	218,000
Maryland	161,000	147,000
New York	111,000	114,000
New Jersey	103,000	99,000
Ohio	56,000	52,000
Virginia	24,000	22,000
South Carolina	9,000	—
New Mexico	7,000	—
District of Columbia (3)	—	38,000

Total	1,714,000	1,528,000

Percentage growth from September 30, 2007 to September 30, 2008	12.2%

(1)	Membership includes approximately 13,000 aged, blind and disabled (“ABD”) members under an ASO contract in Texas as of September 30, 2007.

(2)	Membership includes approximately 165,000 members under an ASO contract in Tennessee as of September 30, 2008. As of October 31, 2008, we will cease providing services to these members.

(3)	The contract with the District of Columbia terminated June 30, 2008.
     As of September 30, 2008, we served approximately 1,714,000 members, reflecting an increase of approximately 186,000 members compared to September 30, 2007. The increase is primarily a result of the acquisition of MMCC on November 1, 2007 that increased our Tennessee membership by approximately 165,000 members as of September 30, 2008. As of October 31, 2008, we will cease providing services to these members. Membership at September 30, 2008, also reflects a decrease in our Georgia markets as a result of an overall decrease in eligible members in the state and our exit from the District of Columbia market effective June 30, 2008, which was offset by growth in our Florida and Maryland markets.

     The following table sets forth the approximate number of members in each of our products as of September 30, 2008 and 2007. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid product, these members have been counted in each product.

	September 30,
Product	2008	2007
Temporary Assistance to Needy Families (Medicaid) (1)	1,167,000	1,040,000
SCHIP	279,000	270,000
ABD (Medicaid) (2)	218,000	172,000
FamilyCare (Medicaid)	41,000	41,000
Medicare Advantage	9,000	5,000

Total	1,714,000	1,528,000

(1)	Membership includes approximately 124,000 members under an ASO contract in Tennessee as of September 30, 2008.

(2)	Membership includes approximately 41,000 members under an ASO contract in Tennessee in 2008 and 13,000 ASO contract members in Texas in 2007.
Health benefits expenses
     Expenses relating to health benefits for the three months ended September 30, 2008 increased $45.0 million, or 5.4%, over the three months ended September 30, 2007. Our HBR was 80.1% for the three months ended September 30, 2008 versus 82.9% in the same period of the prior year. This decrease in HBR for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily results from operations in our Tennessee market. For the three months ended September 30, 2008, our Tennessee health plan received a premium rate increase and experienced favorable reserve development.
     For the nine months ended September 30, 2008, expenses related to health benefits increased $329.3 million, or 14.1%, over the nine months ended September 30, 2007. For the nine months ended September 30, 2008, and 2007, our HBR was 81.4% and 83.1%, respectively. The decrease in HBR for the nine months ended September 30, 2008 over that for the nine months ended September 30, 2007 is due to premium growth outpacing the growth of health benefits expenses. Premium growth of 16.4% was primarily due to increased membership, annual premium rate increases, a retro-active premium rate increase in Georgia and a one-time premium payment in Tennessee associated with private duty nursing costs.
Selling, general and administrative expenses
     SG&A for the three months ended September 30, 2008 increased $31.6 million, or 24.3%, over the three months ended September 30, 2007. Our SG&A to total revenues ratio was 14.4% and 12.6% for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, SG&A increased $96.7 million, or 27.0%, over the nine months ended September 30, 2007. Our SG&A to total revenues ratio was 13.6% and 12.5% for the nine months ended September 30, 2008 and 2007, respectively. The increase in total SG&A expenses in both periods was a result of: (1) increased salary and benefits expenses from an increase in the number of associates, merit increases and increased variable compensation as a result of earnings performance; and (2) increases in experience rebate expense in our Texas market. The SG&A ratio increase in the three months ended September 30, 2008 was primarily a result of the increases in both of these expenses. The SG&A ratio increase in the nine months ended September 30, 2008 was primarily a result of the increase in the experience rebate expense.
     Premium taxes were $23.9 million and $22.4 million for the three months ended September 30, 2008 and September 30, 2007, respectively, and $68.1 million and $62.6 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. The increase in both periods is primarily a result of increased revenues in states where we pay premium tax.
Litigation Settlement
     During the nine months ended September 30, 2008, we recorded a one-time expense in the amount of $234.2 million in connection with the settlement of the Qui Tam Litigation. For more information on the Qui Tam Litigation see Part II. Other Information, Item 1. Legal Proceedings.

Depreciation and amortization expense
     Depreciation and amortization expense increased approximately $1.1 million or 13.8% from $7.7 million for the three months ended September 30, 2007 to $8.8 million for the three months ended September 30, 2008. Depreciation and amortization expense increased approximately $2.9 million or 12.1% from $23.6 million for the nine months ended September 30, 2007 to $26.5 million for the nine months ended September 30, 2008. The increase in both periods is a result of an increase in depreciable assets.
Interest expense
     Interest expense was $2.7 million and $4.0 million for the three months ended September 30, 2008 and September 30, 2007, respectively, and $9.1 million and $8.3 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. The decrease in interest expense in the three months ended September 30, 2008, compared to the three months ended September 30, 2007 is a result of a reduction in the outstanding balance under the Credit Agreement as a result of scheduled and voluntary principal payments as well as fluctuating interest rates for borrowings under the Credit Agreement. The increase in interest expense for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 is a result of borrowings under our Credit Agreement and the issuance of the 2.0% Convertible Senior Notes due May 15, 2012 which were issued effective March 28, 2007.
Provision for income taxes
     Income tax expense for the three months ended September 30, 2008 was $25.1 million with an effective tax rate of 38.9% compared to $19.1 million income tax expense with an effective tax rate of 37.9% for the three months ended September 30, 2007. Income tax expense for the nine months ended September 30, 2008 and 2007 was $33.4 million and $51.2 million, respectively with an effective tax rate of (61.0)% and 37.5%, respectively. The increase in tax rate for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is attributable to an increase in non-deductible expenses and a decrease in tax exempt interest income. The primary driver of the difference in the effective tax rate for the nine months ended September 30, 2008 versus the nine months ended September 30, 2007 is the fact that a portion of the settlement payment in connection with the Qui Tam Litigation is not deductible for income tax purposes. The estimated tax benefit related to the non-recurring Qui Tam Litigation settlement payment was $35.0 million.
Net income (loss)
     Net income increased to $39.4 million for the three months ended September 30, 2008 compared to $31.2 million for the three months ended September 30, 2007 primarily as a result of a lower health benefits ratio in 2008. Net income for the nine months ended September 30, 2008 decreased to a net loss of $88.0 million from net income of $85.3 million for the nine months ended September 30, 2007 due to the one-time expense recorded in connection with the Qui Tam Litigation equal to $234.2 million or $199.2 million, net of the related tax benefit. This expense was partially offset by a lower health benefits ratio due to premium growth outpacing the growth in health benefits expenses.
Liquidity and Capital Resources
     We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

     Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flows from operations and borrowings under our Credit Agreement. As of September 30, 2008, we had cash and cash equivalents of $684.9 million, short and long-term investments of $574.1 million and restricted investments on deposit for licensure of $94.0 million. Cash, cash equivalents, and investments which are unrestricted and unregulated totaled $282.9 million at September 30, 2008.
Credit Agreement
     During the three and nine months ended September 30, 2008, the Company paid $52.2 million and $79.0 million, respectively, in scheduled and voluntary principal payments of outstanding balances under the Credit Agreement. The Company elected to make voluntary payments of principal in the three months ended September 30, 2008 as a result of cash received from the release of the restricted investments held as collateral in excess of the amount needed to fund the litigation settlement. As of September 30, 2008, we had $50.0 million outstanding under the senior secured synthetic letter of credit facility portion of our Credit Agreement. As of September 30, 2008, we had no outstanding borrowings under the senior secured revolving credit facility portion of our Credit Agreement but have caused to be issued irrevocable letters of credit in the aggregate face amount of $16.5 million.
     The borrowings under the Credit Agreement accrue interest at our option at a percentage per annum equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof. The applicable interest rate was 5.75% at September 30, 2008.
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
Convertible Senior Notes
     As of September 30, 2008, we had $260.0 million outstanding of our 2.0% Convertible Senior Notes due May 15, 2012 (the “Notes”). The Notes are senior unsecured obligations of the Company and rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement. The Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with an Indenture dated March 27, 2007 which governs the Notes.
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
     The convertible note hedges are expected to reduce the potential dilution upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the convertible note hedges, at the time of exercise is greater than the strike price of the convertible note hedges, which corresponds to the initial conversion price of the Notes and is subject to certain customary adjustments. If, however, the market value per share of our common stock exceeds the strike price of the warrants (discussed below) when such warrants are exercised, we will be required to issue common stock. Also concurrent with the issuance of the Notes, we sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock at an exercise price of $53.77 per share. If the average price of our common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled, at our option, in cash or shares of our common stock. Both the convertible note hedges and warrants provide for net-share settlement at the time of any exercise for the amount that the market value of our common stock exceeds the applicable strike price. The convertible note hedges and warrants are separate transactions which will not affect holders’ rights under the Notes.
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
Share Repurchase Program
     Pursuant to the Company’s existing share repurchase program, we repurchased 142,669 and 842,869 shares of our common stock and placed them into treasury during the three and nine months ended September 30, 2008, respectively, for a total cost of $3.6 million and $22.9 million, respectively. The Company’s share repurchase program has approximately 1.2 million shares remaining under the limit authorized to be repurchased, subject to limits imposed by our Credit Agreement.
Cash and Investments
     Cash used in operating activities was $29.4 million for the nine months ended September 30, 2008 compared to cash provided by operating activities of $250.6 million for the nine months ended September 30, 2007. The decrease in cash flows was primarily due to the net loss for the period as a result of the litigation settlement. Additionally, cash flows decreased due to a decrease in cash flows provided by working capital changes of $118.2 million, offset in part by cash flows generated by an increase in net income prior to the litigation settlement, depreciation, amortization and other non-cash items of $41.5 million. Cash provided by operating activities for working capital changes was $15.9 million for the nine months ended September 30, 2008 compared to cash provided by operating activities for working capital changes of $134.1 million for the nine months ended September 30, 2007. The decrease in cash provided by working capital changes primarily resulted from the increase in claims payable in 2007 as a result of the entry into the Tennessee market with no comparable increase in 2008.
     Cash provided by investing activities was $321.5 million for the nine months ended September 30, 2008 compared to cash used in investing activities of $498.4 million for the nine months ended September 30, 2007. This change results primarily from net purchases of restricted investments held as collateral in the amount of $351.3 million in 2007 compared to the release of that collateral in 2008. We currently anticipate total capital expenditures for 2008 to be between approximately $39.0 million to $41.0 million related to technological infrastructure development and the expansion of our medical management system. For the nine months ended September 30, 2008, total capital expenditures were $27.5 million.
     Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of September 30, 2008, our investment portfolio consisted primarily of fixed-income securities. The weighted-average maturity is approximately nine months excluding our auction rate securities which are discussed below. We utilize investment vehicles such as money market funds, commercial paper, certificates of deposit, municipal bonds, debt securities of government sponsored entities, corporate bonds, auction rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted-average taxable equivalent yield on consolidated investments as of September 30, 2008 was approximately 3.33%. As of September 30, 2008 we had total cash and investments of $1.35 billion. Approximately 52% of our investment portfolio was invested in a diversified array of money market funds. Approximately 38% of our portfolio was invested in debt obligations of government sponsored entities or treasuries, all of which carried an AAA credit rating. Approximately 4% of our portfolio was invested in investment grade corporate bonds with a weighted average credit rating of AA and approximately 6% of our portfolio is in long-term municipal student loan corporation auction rate securities that carried a weighted average credit rating of AAA.
     As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company adopted the provisions of FASB Statement No. 157 effective January 1, 2008. We have determined that we utilize unobservable (Level 3) inputs in determining the fair value of certain auction rate securities totaling $81.2 million at September 30, 2008.
     As of September 30, 2008, $85.2 million of our investments were comprised of securities issued by student loan corporations which are municipalities of various U.S. state governments. The majority of the student loans backing these securities fall under the Federal Family Education Loan program which is supported and guaranteed by the United States Department of Education. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 28 or 35 days. Starting in mid-February, auctions have failed on these auction rate securities and there is no assurance that auctions for these securities will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term, $81.2 million of auction rate securities are classified as long-term investments in our Condensed Consolidated Financial Statements as of September 30, 2008.
     Our auction rate securities are classified as available-for-sale securities and reflected at fair value. In prior periods, due to the auction process which took place every 28-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under FASB Statement No. 157. However, the auction events for these securities failed during early 2008 and have not resumed. Therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2008. These analyses consider, among other items, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data which is limited at this time. Due to these events, we reclassified these instruments as Level 3 during 2008 and recorded a temporary unrealized decline in fair value of approximately $3.2 million, with an offsetting entry to accumulated other comprehensive loss. We currently believe that this temporary decline in fair value is primarily due to liquidity concerns, because the underlying assets for the majority of these securities are student loans supported and guaranteed by the United States Department of Education. In addition, our holdings of auction rate securities represented less than ten percent of our total cash, cash equivalent, and investment balance at September 30, 2008, which we believe allows us sufficient time for the securities to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will re-evaluate each of these factors as market conditions change in subsequent periods.
     During the three months ended September 30, 2008 we were notified by several of our brokers from whom we purchased auction rate securities that they would be repurchasing those securities over the course of 2009 and 2010. We expect our brokers to purchase, at par, up to $27.5 million of our auction rate securities in 2009 and 2010. The weighted-average life of our auction rate securities portfolio, based on the final maturity, is approximately 25 years. We currently have the ability to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments.
     Cash used in financing activities was $94.9 million for the nine months ended September 30, 2008, compared to cash provided by financing activities of $388.0 million for the nine months ended September 30, 2007. The change in cash related to financing activities was primarily related to net proceeds received from the issuance of the Notes and borrowings under the Credit Agreement of $378.5 million in 2007 compared to net repayments of debt of $79.0 million and repurchases of stock of $22.9 million in 2008. The Company elected to make voluntary payments of principal in the three months ended September 30, 2008 as a result of cash received from the release of the restricted investments held as collateral in excess of the amount needed to fund the litigation settlement.
     We believe that existing cash and investment balances, internally generated funds and available funds under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. However, as a result of borrowings under the Credit Agreement and the related debt service and issuance of the Notes, our access to additional capital may be limited which could restrict our ability to acquire new businesses or enter new markets and could impact our ability to maintain statutory net worth requirements in the states in which we do business. Our debt-to-total capital ratio at September 30, 2008 was 27.6%.
Regulatory Capital and Dividend Restrictions
     Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations (“HMOs”), one health insuring corporation (“HIC”) and one Prepaid Health Services Plan (“PHSP”). HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of September 30, 2008, we believe our subsidiaries are in compliance with all minimum statutory capital requirements.

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
     FASB Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of FASB No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Company’s assumptions underlying our adoption of FASB Statement No. 157 were not materially impacted by the provisions of FSP 157-3.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The FSP is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively to prior periods. This FSP will change the accounting treatment for our $260.0 million 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007. The impact of this new accounting treatment will be significant to our results of operations and will result in an increase to non-cash interest expense beginning in 2009 for financial statements covering past and future periods. We estimate that our 2007, 2008 and 2009 earnings could decrease by approximately $0.08, $0.11 and $0.12 per diluted share, respectively, as a result of the adoption of this FSP.
     In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“FASB Statement No. 141(R)”). FASB Statement No. 141(R) establishes principles and requirements for how an acquirer determines and recognizes in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. FASB Statement No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FASB Statement No. 141(R) is effective for any transaction occurring in fiscal years beginning after December 15, 2008; therefore, it will have no impact on our current results of operations and financial condition; however, future acquisitions will be accounted for under this guidance.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
     Our Condensed Consolidated Balance Sheets include a certain amount of assets whose fair values are subject to market risk. Due to our significant investment in fixed-maturity investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. In addition, the credit markets have experienced significant disruptions during the year. Liquidity on many financial instruments has declined, the creditworthiness of many issuers have declined, defaults have increased, along with other disruptions. While we do not believe we have experienced material adverse changes in the value of our cash, cash equivalents and investments, further disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our results of operations, liquidity or financial position.
     As of September 30, 2008 and December 31, 2007, substantially all of our investments were in high quality securities that have historically exhibited good liquidity which include U.S. Treasury securities, debt securities of government sponsored entities, municipal bonds, commercial paper, auction rate securities, corporate bonds and money market funds. We do not hold any investments classified as trading or derivative financial instruments.

     The fair value of the fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed maturity investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of September 30, 2008, an increase of 1% in interest rates on securities with maturities greater than one year would reduce the fair value of our marketable securities portfolio by approximately $4.1 million. Conversely, a reduction of 1% in interest rates on securities with maturities greater than one year would increase the fair value of our marketable securities portfolio by approximately $2.7 million. As of December 31, 2007, an increase of 1% in interest rates on securities with maturities greater than one year would have reduced the fair value of our marketable securities portfolio by approximately $4.6 million. Conversely, a reduction of 1% in interest rates on securities with maturities greater than one year would have increased the fair value of our marketable securities portfolio by approximately $2.7 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. In a decreasing rate environment, these instruments may not see as significant a potential for fair value increases as non-callable instruments due to the expectation that the issuer will call the instrument to take advantage of lower rates. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1% change in interest rates.
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
     (b) Changes in Internal Controls over Financial Reporting. During the third quarter of 2008, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information
Item 1.  Legal Proceedings
Qui Tam
     On August 13, 2008, we finalized our previously announced agreement in principle to settle claims related to the conduct alleged (the “Covered Conduct”) in the civil qui tam action styled as United States of America and the State of Illinois, ex rel. Cleveland A. Tyson v. AMERIGROUP Illinois, Inc., U.S. District Court for the Northern District of Illinois, Eastern Division (the “Court”), Case No. 02-C-6074 (the “Qui Tam Litigation”). In connection with the settlement, the Company and the United States of America acting through the United States Department of Justice and on behalf of the Office of the Inspector General of the Department of Health and Human Services (the “OIG”), the State of Illinois acting through the Office of the Illinois Attorney General, and Cleveland A. Tyson (the “Relator”) entered into a definitive settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, we paid an aggregate amount of $225.0 million (the “Settlement Payment”) to the United States of America and the State of Illinois without any admission of wrongdoing by the Company or our subsidiaries or affiliates. The United States of America and the State of Illinois each paid a portion of the Settlement Payment to the Relator. In addition to the Settlement Payment, the Company paid approximately $9.2 million to the Relator for legal fees.
     As a result of the settlement, we recorded a one-time expense in the amount $234.2 million for the nine months ending September 30, 2008. Net of the related tax benefit, earnings per diluted share was reduced by $3.76 for the nine months ending September 30, 2008 as a result of this settlement.
     Pursuant to the Settlement Agreement, (i) the United States of America and the State of Illinois released the Company and its current and former subsidiaries, parents, directors, officers, employees, agents, attorneys, predecessors, successors and assigns from civil and administrative monetary claims for the Covered Conduct, (ii) the OIG provided a release agreeing not to institute, direct or maintain any administrative action seeking civil monetary penalties or exclusion from Medicare, Medicaid and/or other Federal health care programs against the Company and its subsidiaries and certain of its affiliates for the Covered Conduct, (iii) the Relator released the Company and its current and former subsidiaries, parents, directors, officers, employees, agents, attorneys, predecessors, successors and assigns from any and all causes of action, whether known or unknown, of any kind or character, that the Relator or his heirs, successors or certain affiliated persons had or may have had, (iv) the Company released the United States of America and the State of Illinois, and any of their respective agencies, employees, servants, and agents, from any and all causes of action, whether known or unknown, that the Company or its successors or affiliated persons have or may have for the Covered Conduct, (v) the Company released the Relator, his heirs, successors, attorneys, agents, and assigns from any and all causes of action, whether known or unknown, that the Company or its successors or affiliated persons have or may have for the Covered Conduct, and (vi) the Company dismissed its appeal of the judgment in the Qui Tam Litigation.
     Certain claims are specifically excluded from the scope of the Settlement Agreement as to any entity or person, including: (i) any civil, criminal, or administrative liability arising under the Internal Revenue Code and under Chapter 35 Illinois Compiled Statutes; (ii) any criminal liability; (iii) except as explicitly stated in the Settlement Agreement, any administrative liability, including mandatory exclusion from Federal health care programs; (iv) any liability to the United States or the State of Illinois (or their respective agencies) for any conduct other than the Covered Conduct; (v) any liability under the Settlement Agreement; and (vi) any liability of the Company’s current or former officers, directors, employees, and agents for conduct other than Covered Conduct.
     The Qui Tam Litigation, filed in 2002 by the Relator, a former employee of our former Illinois subsidiary, alleged that AMERIGROUP Illinois, Inc. submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs. Subsequently, the State of Illinois and the United States of America intervened and the plaintiffs amended their complaint to add AMERIGROUP Corporation as a party. On October 30, 2006, a jury returned a verdict against us and AMERIGROUP Illinois, Inc. in the amount of $48.0 million which under applicable law would be trebled to $144.0 million plus penalties, and attorney’s fees, costs and expenses. The jury also found that there were 18,130 false claims. The statutory penalties allowable under the False Claims Act range between $5,500 and $11,000 per false claim. The statutory penalties allowable under the Illinois Whistleblower Reward and Protection Act, 740 ILC 175/3, range between $5,000 and $10,000 per false claim. On March 13, 2007, the Court entered a judgment against AMERIGROUP Illinois, Inc., and AMERIGROUP Corporation in the amount of approximately $334.0 million which included $144.0 million of damages and approximately $190.0 million in false claim penalties. Following entry of the judgment, we posted the necessary irrevocable letter of credit to stay the enforcement of the judgment pending appeal. We filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit and the appeal was fully briefed by the parties. While the appeal was pending, the parties engaged in voluntary mediation and reached the Settlement Agreement. As contemplated by the Settlement Agreement, on September 12, 2008, the Court of Appeals dismissed our appeal of the trial court judgment in the Qui Tam Litigation.
     As part of the settlement, we entered into a five-year corporate integrity agreement with the OIG (the “Corporate Integrity Agreement”). The Corporate Integrity Agreement acknowledges the existence of our comprehensive compliance program and enhancements that were made to the program prior to the entry into the Corporate Integrity Agreement. The Corporate Integrity Agreement also provides that the Company shall, among other things, keep in place and continue its current compliance program, including a corporate compliance officer and compliance officers at its health plans, a corporate compliance committee and compliance committees at its health plans, a compliance committee of the Company’s Board of Directors, a code of conduct, comprehensive compliance policies, training and monitoring, a compliance hotline, an open door policy and a disciplinary process for compliance violations. The Corporate Integrity Agreement further provides that the Company shall provide periodic reports to the OIG, appoint a benefits rights ombudsman responsible for addressing concerns raised by health plan members and potential enrollees and engage an independent review organization to assist the Company in assessing and evaluating its compliance with the requirements of the Federal health care programs and other obligations under the Corporate Integrity Agreement. In the event of an uncured material breach or deliberate violation of the Corporate Integrity Agreement, the Company could be excluded from participation in Federal health care programs and/or subject to prosecution.
Risk Sharing Receivable
     AMERIGROUP Texas, Inc. previously had an exclusive risk-sharing arrangement in the Fort Worth service area with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”), which includes Cook Children’s Medical Center (“CCMC”) that expired by its own terms as of August 31, 2005. Under this risk-sharing arrangement the parties had an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. The contract with CCHCN prescribes reconciliation procedures which have been completed. CCHCN subsequently engaged external auditors to review all medical claim payments made for the 2005 contract year and the preliminary results challenged payments made on certain claims. The parties participated in voluntary non-binding mediation but were unable to resolve this matter. Following the conclusion of the arbitration, on August 27, 2008, AMERIGROUP Texas, Inc. filed suit against CCHCN and CCPN in the District Court for the 153rd Judicial District in Tarrant County, Texas, case no. 153-232258-08, alleging breach of contract and seeking compensatory damages in the amount of $10.8 million plus pre- and post-judgment interest and attorney’s fees and costs. On October 3, 2008, CCHCN and CCPN filed a counterclaim against AMERIGROUP Texas, Inc. alleging breach of contract and seeking an amount to be determined at trial plus pre- and post-judgment interest and attorney’s fees and costs.
     The accompanying Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 include a receivable balance related to this issue. We believe that the amount at issue is a valid receivable and that we have a favorable legal position with respect to the above described litigation. However, we may incur significant costs in our efforts to reach a final resolution of this matter. Further, in the event that we are unable to resolve this matter in a favorable manner or obtain an outcome at trial resulting in payment in full to us, our results of operations may be adversely affected.
Other Litigation
     Additionally, we are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our liquidity, financial condition or results of operations.
Item 1A.  Risk Factors
     Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The following risk factors were identified or reevaluated by the Company during the third quarter and are a supplement to those risk factors included as part of Item 1A., Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2008, as updated by Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on April 29, 2008 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on July 29, 2008.

   The value of our investments is influenced by varying economic and market conditions, and a decrease in value could have an adverse effect on our results of operations, liquidity and financial condition.
     Our investment portfolio is comprised primarily of investments classified as held-to-maturity. The balance of our portfolio is held in our available-for-sale investment securities. Available-for-sale investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive loss as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered. For our available-for-sale investments and held-to-maturity investments, if a decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such security until its full cost can be recovered, the security is deemed to be other-than-temporarily impaired and it is written down to fair value and the loss is recorded as an expense.
     In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include, the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, recommendations of investment advisors and forecasts of economic, market or industry trends. This review process also entails an evaluation of our ability and intent to hold individual securities until they mature or full cost can be recovered.
     The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the nine months ended September 30, 2008, we did not record any charges for other-than-temporary impairment of securities. Over time, the economic and market environment may further deteriorate or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines recorded as an expense. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods which could have an adverse effect on our results of operations, liquidity and financial condition.
   Adverse credit market conditions may have a material adverse affect on our liquidity or our ability to obtain credit on acceptable terms.
     The securities and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms.
   Compliance with the terms and conditions of our Corporate Integrity Agreement requires significant resources and, if we fail to comply, we could be subject to penalties or excluded from participation in government healthcare programs, which could seriously harm our results of operations, liquidity and financial results.
     In August 2008, as part of our settlement of the Qui Tam Litigation, we entered into a five-year corporate integrity agreement with the Office of Inspector General of the United States Department of Health and Human Services (“OIG”). For additional information on the Qui Tam Litigation and the Corporate Integrity Agreement, please see Part II. Other Information, Item 1. Legal Proceedings.
     Maintaining the broad array of processes, policies, and procedures necessary to comply with the Corporate Integrity Agreement is expected to continue to require a significant portion of management’s attention as well as the application of significant resources. Failing to meet the Corporate Integrity Agreement obligations could have material adverse consequences for us including monetary penalties for each instance of non-compliance. In addition, in the event of an uncured material breach or deliberate violation of the Corporate Integrity Agreement, the Company could be excluded from participation in Federal healthcare programs and/or subject to prosecution, which could seriously harm our results of operations, liquidity and financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum number
			Total number of	Shares (or Units)
		Average	Shares (or Units)	that May Yet Be
	Total Number of	Price Paid	Purchased as Part of	Purchased Under
	Shares (or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs (1)	Programs (1)
July 1 - July 31, 2008	23,600	$25.27	23,600	1,276,200
August 1 - August 31, 2008	53,900	25.66	53,900	1,222,300
September 1 - September 30, 2008	65,169	25.34	65,169	1,157,131

Total	142,669	$25.45	142,669	1,157,131

(1)	All of the shares purchased during the third quarter of 2008 were purchased as part of the Company’s existing authorized share repurchase program. The share repurchase program provides for the repurchase of up to two million shares of our common stock, subject to certain limitations imposed by our Credit Agreement. On August 7, 2008, the Company entered into a trading plan in accordance with Rule 10b5-1 of the Exchange Act, to facilitate repurchases of its common stock pursuant to its share repurchase program (the “Rule 10b5-1 plan”). The Rule 10b5-1 plan became effective on September 8, 2008 and expires on January 10, 2009, unless terminated earlier in accordance with its terms.
Item 3.  Defaults Upon Senior Securities
     None.
Item 4.  Submission of Matters to a Vote of Security Holders
     None.
Item 5.  Other Information
     On October 23, 2008, AMERIGROUP Corporation, through its subsidiary, AMGP Georgia Managed Care Company, Inc., received an executed amendment to its State of Georgia Department of Community Health contract for the provision of HMO services to Georgia Healthy Families. The amendment, among other things, revises capitation rates effective for the 2008-2009 contract year beginning July 1, 2008.
Item 6.  Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).

4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).

4.2	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).

Exhibit
Number	Description
4.3	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).

*10.1	Amendment effective September 1, 2008, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal programs effectively extending the contract through August 31, 2009, filed herewith.

*10.2	Contract dated August 26, 2008 between the State of New Mexico and AMERIGROUP New Mexico, Inc. for the period from August 1, 2008 through June 30, 2012, filed herewith.

10.3	Amendment effective September 1, 2008, to the Agency for HealthCare Administration Contract No. FA614 (AHCA Contract No. FA614 Amendment No. 9) effectively extending the contract through August 31, 2009 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2008).

10.4	Amendment No. 3 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, filed herewith.

10.5	Amendment No. 4 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, filed herewith.

*10.6	Amendment No. 5 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, filed herewith.

10.7	AMERIGROUP Corporation Amended and Restated Change in Control Benefit Policy dated July 30, 2008, filed herewith.

10.8	Settlement Agreement dated as of August 13, 2008, by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services; the State of Illinois acting through the Office of the Illinois Attorney General; Cleveland A. Tyson; AMERIGROUP Corporation; and AMERIGROUP Illinois, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K on August 14, 2008).

10.7	AMERIGROUP Corporation Corporate Integrity Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 14, 2008).

14.1	AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on August 14, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated October 28, 2008.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated October 28, 2008.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated October 28, 2008.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation
By:	/s/ James G. Carlson
James G. Carlson
Chairman and Chief Executive Officer
Date: October 28, 2008

By:	/s/ James W. Truess
James W. Truess
Executive Vice President and Chief Financial Officer

Date: October 28, 2008

EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).

4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).

4.2	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).

4.3	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).

*10.1	Amendment effective September 1, 2008, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal programs effectively extending the contract through August 31, 2009, filed herewith.

*10.2	Contract dated August 26, 2008 between the State of New Mexico and AMERIGROUP New Mexico, Inc. for the period from August 1, 2008 through June 30, 2012, filed herewith.

10.3	Amendment effective September 1, 2008, to the Agency for HealthCare Administration Contract No. FA614 (AHCA Contract No. FA614 Amendment No. 9) effectively extending the contract through August 31, 2009, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on September. 8, 2008).

10.4	Amendment No. 3 dated October 23, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, filed herewith.

10.5	Amendment No. 4 dated October 23, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, filed herewith.

*10.6	Amendment No. 5 dated October 23, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, filed herewith.

10.7	AMERIGROUP Corporation Amended and Restated Change in Control Benefit Policy dated July 30, 2008, filed herewith.

10.8	Settlement Agreement dated as of August 13, 2008, by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services; the State of Illinois acting through the Office of the Illinois Attorney General; Cleveland A. Tyson; AMERIGROUP Corporation; and AMERIGROUP Illinois, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K on August 14, 2008).

10.7	AMERIGROUP Corporation Corporate Integrity Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 14, 2008).

14.1	AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on August 14, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated October 28, 2008.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated October 28, 2008.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated October 28, 2008.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.