Form 10-K
period 2008-12-31
AMERIGROUP CORP
filed 2009-02-24
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,103,540,942.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2008

Common Stock, $.01 par value	53,116,113

Documents Incorporated by Reference

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2009 (Proxy Statement)	Part III

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

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, Children’s Health Insurance Program (“CHIP”), Medicaid expansion programs, and Medicare Advantage. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and the government agencies with whom we contract because of our focus solely on recipients of publicly sponsored healthcare, medical management programs and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to healthcare benefits pursuant to agreements with applicable state and Federal governments. We combine medical, social and behavioral health services to help our members obtain quality healthcare in an efficient manner. Our success in establishing and maintaining strong relationships with government agencies, providers and members has enabled us to obtain new contracts and to establish and maintain a leading market position in many of the markets we serve.

We were incorporated in Delaware on December 9, 1994 as AMERICAID Community Care. Since 1994, we have expanded through developing products and markets, negotiating contracts with various state governments and through the acquisition of health plans. As of December 31, 2008, we provided an array of products to approximately 1,579,000 members in Florida, Georgia, Maryland, New Jersey, New Mexico, New York, Ohio, South Carolina, Tennessee, Texas and Virginia. Additionally, on February 1, 2009, we commenced operations serving approximately 50,000 Medicaid and CHIP eligible members in Nevada.

Background

Publicly Sponsored Healthcare in the United States Today

Based on U.S. Census Bureau data and estimates from the Congressional Budget Office, it is estimated that in 2008 the United States had a population of approximately 304 million and spent $2.4 trillion on healthcare. Approximately 103 million of that population was covered by publicly sponsored healthcare programs, with approximately 44 million covered by the Federally funded Medicare program and approximately 59 million covered by the joint Federal and state-funded Medicaid program. In 2008, estimated Medicare spending was $461 billion and estimated Medicaid spending was $361 billion. Approximately 57% of Medicaid funding comes from the Federal government, with the remainder coming from state governments. Approximately 46 million Americans were uninsured in 2007.

By 2017, Medicaid spending is anticipated to be approximately $717 billion at the current rate of growth, with an expectation that spending under the current programs will approach $1 trillion by 2020. Medicaid continues to be one of the fastest-growing and largest components of states’ budgets. Medicaid spending currently represents more than 21%, on average, of a state’s budget and is growing at an average rate of 6% per year. Medicaid spending has surpassed other important state budget line items, including education, transportation and criminal justice. Forty-eight states have balanced budget requirements which means, by law, expenditures cannot exceed revenues. The current economic recession has, and is expected to continue to, put pressures on state budgets as tax and other revenues decrease while the Medicaid eligible population increases creating more need for funding. As Medicaid consumes more and more of the states’ limited dollars, states must either increase their tax revenues or reduce their total costs. The states are limited in their ability to increase their tax revenues pointing to cost reduction as the more attainable option. To reduce costs, states can either reduce funds allotted for Medicaid or spend less on other programs, such as education or transportation. As the need for these programs has not abated, state governments must find ways to control rising Medicaid costs. We believe that the most effective way to control rising Medicaid costs is through managed care.

Nationally, approximately 64% of Medicaid spending is directed toward hospital, physician and other acute care services, and the remaining approximately 36% is for nursing home and other long-term care. In general, inpatient and emergency room utilization tends to be higher within the unmanaged Medicaid eligible population than among the general population because of the inability to access a primary care physician (“PCP”), leading to the postponement of treatment until acute care is required. Through our health plans, we aim to improve access to PCPs and encourage preventative care and early diagnosis and treatments, reducing inpatient and emergency room usage and thereby decreasing the total cost of care.

Medicaid Program

Medicaid was established by the 1965 amendments to the Social Security Act of 1935. The amendments, known collectively as the Social Security Act of 1965, created a joint Federal-state program. Medicaid policies for eligibility, services, rates and payment are complex, and vary considerably among states, and the state policies may change from time to time.

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

Waivers are approved generally for three-year periods and can be renewed on an ongoing basis if the state applies. A 1915(b) waiver cannot negatively impact beneficiary access or quality of care and must be cost-effective. Managed care initiatives may be state-wide and required for all classes of Medicaid eligible recipients, or may be limited to service areas and classes of recipients. With the exception of South Carolina, all jurisdictions in which we operate have some form of mandatory Medicaid program. However, under the waivers pursuant to which the mandatory programs have been implemented, there must be at least two managed care plans from which Medicaid eligible recipients may choose.

Many states operate under a Section 1115 demonstration waiver rather than a 1915(b) waiver. This is a more expansive form of waiver that enables the state to have a Medicaid program that is broader than typically permitted under the Social Security Act of 1965. For example, Maryland’s 1115 waiver allows it to include more individuals in its managed care program than is typically allowed under Medicaid.

In all the states in which we operate, we must enter into a contract with the state’s Medicaid agency in order to provide managed care benefits to Medicaid eligible recipients. States generally use either a formal proposal process, reviewing many bidders, or award individual contracts to qualified applicants that apply for entry to the program. Currently Georgia, Nevada, New Mexico, Ohio, Tennessee and Texas all use competitive bidding processes, although other states have done so in the past and may do so in the future.

Medicaid, CHIP and FamilyCare Eligibles

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

SSI is a Federal income supplement program that provides assistance to aged, blind and disabled (“ABD”) individuals who have little or no income. However, states can broaden eligibility criteria. The ABD population is approximately 24% of the eligible Medicaid population. For ease of reference, throughout this Form 10-K, we refer to those members who are aged, blind or disabled as ABD, as a number of states use ABD or SSI interchangeably.

CHIP (sometimes referred to as “SCHIP”), created by Federal legislation in 1997, is a Federal and state funded program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. CHIP enables a segment of the large uninsured population in the U.S. to receive healthcare benefits. States have the option of administering CHIP as a Medicaid expansion program, or administratively through their Medicaid programs, or as a freestanding program. Current enrollment in this non-entitlement program is approximately seven million children nationwide.

FamilyCare is a Medicaid expansion program that has been developed in several states. For example, New Jersey’s FamilyCare program is a voluntary Federal and state funded Medicaid expansion health insurance program created to help low income uninsured families, single adults and couples without dependent children obtain affordable healthcare coverage.

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

The Federal government also matches administrative costs, generally about 50%, although higher percentages are paid for certain activities and functions, such as development of automated claims processing systems. Federal payments have no set limits (other than for CHIP programs), but rather are made on a matching basis. State governments pay the share of Medicaid and CHIP costs not paid by the Federal government. Some states require counties to pay part of the state’s share of Medicaid costs.

As part of the American Recovery and Reinvestment Act of 2009 enacted on February 12, 2009, states will receive approximately $87 billion in assistance for their Medicaid programs, equivalent to approximately 42% of the 2008 estimated spend, through a temporary increase in the FMAP match rate. The funding became effective retroactively to October 1, 2008 and will be provided over the course of 27 months ending December 31, 2010. In order to receive this additional FMAP increase, states may not reduce Medicaid eligibility levels below the eligibility levels that were in place on July 1, 2008. Furthermore, states cannot put into place procedures that make it more difficult to enroll than the procedures that were in place on July 1, 2008.

Under the American Recovery and Reinvestment Act of 2009, every state will receive a minimum FMAP increase of 6.2 percent. The balance of funding is based on unemployment rates in the states. For states that have experienced an unemployment increase of 1.5 percent to 2.5 percent, the FMAP increase will be 5.5 percent above the base state rate. For states that have experienced an unemployment increase of 2.5 percent to 3.5 percent, the FMAP increase will be 8.5 percent above the base state rate. For states that have experienced an unemployment increase of 3.5 percent or more, the FMAP increase will be 11.5 percent above state base rate.

Further, under the American Recovery and Reinvestment Act of 2009, if a state’s unemployment rate increases during the period in which the FMAP increase is in place, a state’s FMAP could potentially increase. If a state’s unemployment rate decreases during this period however, the FMAP increase will not be reduced before July 1, 2010. Additionally, states will be held harmless from any decreases in the Federal Medicaid match rates previously scheduled to take effect.

During the fiscal year 2008, the Federal government estimated spending of approximately $206 billion on Medicaid with a corresponding state match of approximately $155 billion, and an additional $8.7 billion in Federal funds spent on CHIP programs. Key factors driving Medicaid spending include:

•	number of eligible individuals who enroll,

•	price of medical and long-term care services,

•	use of covered services,

•	state decisions regarding optional services and optional eligibility groups, and

•	effectiveness of programs to reduce costs of providing benefits, including managed care.

Federal law establishes general rules governing how states administer their Medicaid and CHIP programs. Within those rules, states have considerable flexibility with respect to provider reimbursement and service utilization controls. Generally, state Medicaid budgets are developed and approved annually by the states’ governors and legislatures. Medicaid expenditures are monitored during the year against budgeted amounts.

The President signed a bill on February 4, 2009 to reauthorize and expand CHIP, scheduled for expiration in March 2009. The expanded program, which is expected to cover up to 11 million children by 2011, provides an additional $32.8 billion in funding over the next four and a half years. It is paid for by a nearly 62 cent increase in the cigarette tax and allows states to expand coverage up to 300 percent of poverty (and grandfathers those states that are currently above 300 percent of poverty). For those that want to expand their CHIP programs above 300 percent of poverty, those states would be reimbursed at the Medicaid rate for children above 300 percent of poverty. The bill also allows, at state option, for legal immigrant children to be covered under CHIP. Current law requires legal immigrant children to be in the country for at least 5 years before becoming eligible for federal programs.

CHIP will continue to be funded at an enhanced match, with the minimum federal amount being 65 percent.

Changing Dynamics in Medicaid

Historically, traditional Medicaid programs made payments directly to providers after delivery of care. Under this approach, recipients received care from disparate sources, as opposed to being cared for in a systematic way. As a result, care for routine needs was often accessed through emergency rooms or not at all.

The delivery of episodic healthcare under the traditional Medicaid program limited the ability of states to provide quality care, implement preventive measures and control healthcare costs. Over the past decade, in response to rising healthcare costs and in an effort to ensure quality healthcare, the Federal government has expanded the ability of state Medicaid agencies to explore, and, in some cases, mandate the use of managed care for Medicaid beneficiaries. If Medicaid managed care is not mandatory, individuals entitled to Medicaid may choose either the traditional Medicaid program or a managed care plan, if available. According to information published by the Centers of Medicare and Medicaid Services (“CMS”), from 1996 to 2006, managed care enrollment among Medicaid beneficiaries increased to more than 65% of all enrollees. With the exception of South Carolina, all the markets in which we currently operate have some form of state-mandated Medicaid managed care programs in place.

Currently, we believe that there are three emerging trends in Medicaid. First, certain states have major initiatives underway in our core business areas — reprocurement of the TANF populations currently in managed care, expansions of coverage, and moving existing populations into managed care for the first time.

Second, many states are moving to bring the ABD population into managed care. This population represents approximately 24% of all Medicaid beneficiaries and approximately 70% of all costs. The majority of the ABD population is not currently covered by managed care programs and this population represents significant potential for managed care growth as states continue to explore how best to provide health benefits to this population in the most cost effective manner.

Third, both Federal and state governments are addressing Medicaid and healthcare reform in an effort to provide coverage to those who are currently uninsured. As the Federal and state governments continue to explore solutions for this population, the managed care opportunity for growth may be significant.

Medicare Advantage

Medicare was also created by the Social Security Act of 1965 to provide healthcare coverage primarily to America’s elderly population. Unlike the Federal-state partnership of Medicaid, Medicare is solely a Federal program. Under the Medicare Modernization Act of 2003 (“MMA”), the Federal government expanded managed care for publicly sponsored programs by allowing the establishment of Medicare Advantage plans which provide coordinated care options for Medicare beneficiaries. Medicare Advantage plans provide benefits at least comparable to those offered under the traditional fee-for-service Medicare program in exchange for a fixed monthly premium payment per member from CMS. Some Medicare Advantage plans focus on Medicare beneficiaries with special needs that fall into three subgroups: those who are institutionalized in long-term care facilities; dual eligibles (those who are eligible for both Medicare and Medicaid benefits); or individuals with chronic conditions. We began serving dual eligibles in our Texas markets in 2006 through a Medicare Advantage plan and have expanded to other markets for both dual eligibles and traditional Medicare beneficiaries in 2007 and 2008. We believe that the coordination of care offered by managing both the Medicare and Medicaid benefits will bring better integration of services for members and significant cost savings, while bringing increased accountability for patient care.

Medicare Funding

The Medicare program is administered by CMS and represents approximately 13% of the annual budget of the Federal government. Rising healthcare costs and increasing Medicare eligible populations require continual examination of available funding which may cause changes in eligibility requirements and covered benefits.

Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members. One of CMS’s primary directives in establishing the Medicare Advantage program was to make it more attractive to managed care plans to enroll members with higher intensity illnesses. To accomplish this, CMS implemented a risk adjustment payment system for Medicare health plans in 1997 pursuant to the Balanced Budget Act of 1997, or BBA. This payment system was further modified pursuant to the Medicare, Medicaid, and CHIP Benefits Improvement and Protection Act of 2000. To implement the risk adjustment payment system, CMS requires that all managed care companies capture, collect, and report the necessary diagnosis code information to CMS on a regular basis. As of 2007, CMS had fully phased in this risk adjustment payment methodology with a model that bases the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age, and eligibility status.

Regulation

Our healthcare operations are regulated by numerous local, state and Federal laws and regulations. Government regulation of the provision of healthcare products and services varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce these rules. Changes in applicable state and Federal laws and corresponding rules may also occur periodically.

State Insurance Holding Company Regulations

Our health plan subsidiaries in Florida, Georgia, Maryland, New Jersey, Nevada, New Mexico, South Carolina, Tennessee, Texas and Virginia are authorized to operate as Health Maintenance Organizations (“HMOs”), our Ohio subsidiary operates as a health insuring corporation (“HIC”), and our New York subsidiary operates as a Prepaid Health Services Plan (“PHSP”). In each of the jurisdictions in which our subsidiaries operate, they are regulated by the relevant health, insurance and/or human services departments that oversee the activities of HMOs, HICs, and PHSPs that provide or arrange to provide services to healthcare beneficiaries.

The process for obtaining the authorization to operate as an HMO, HIC or PHSP is lengthy and complicated and requires demonstration to the regulators of the adequacy of the health plan’s organizational structure, financial resources, utilization review, quality assurance programs and complaint procedures. Each of our health plan subsidiaries must comply with applicable state financial requirements with respect to net worth, deposits, and reserves, among others. Under state HMO, HIC and PHSP statutes and state insurance laws, our health plan subsidiaries are required to file periodic reports of financial and other information about operations, including inter-company transactions. These are transactions between the regulated entity and its affiliates, including persons or entities that control the regulated entity. The regulated entity and the corporations or persons that control it constitute an insurance holding company system.

We are registered under such laws as an insurance holding company system in all of the jurisdictions in which we do business. Most states, including states in which our subsidiaries are domiciled, have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer’s holding company. Where such laws and regulations apply to us and our subsidiaries, there can be no effective change in control of the Company unless the person seeking to acquire control has filed a statement with specified information with the insurance regulators and has obtained prior approval for the proposed change from such regulators. The usual measure for a presumptive change of control pursuant to these laws is, with some variation, the acquisition of 10% or more of the voting stock of an insurance company or its parent. These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change in control of the Company, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable. Our health plan’s compliance with state insurance holding company system requirements is subject to monitoring by state departments of insurance. Each of our health plans is subject to periodic comprehensive audits by these departments.

In addition, such laws and regulations restrict the amount of dividends that may be paid to the Company by its subsidiaries. Such laws and regulations also require prior approval by the state regulators of certain material transactions with affiliates within the holding company system, including the sale, purchase, or other transfer of assets, loans, guarantees, agreements or investments, as well as certain material transactions with persons who are not affiliates within the holding company system if the transaction exceeds regulatory thresholds.

Each of our health plans must also meet numerous criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

In addition to regulation as an insurance holding company system, our business operations must comply with the other state laws and regulations that apply to HMOs, HICs and PHSPs respectively in the states in which we operate, and with laws, regulations and contractual provisions governing the respective state or Federal managed care programs, which are discussed below.

Contractual and Regulatory Compliance

Medicaid

In all the states in which we operate, we must enter into a contract with the state’s Medicaid agency in order to offer managed care benefits to Medicaid eligible recipients. States generally use either a formal proposal process, reviewing many bidders, or award individual contracts to qualified applicants that apply for entry to the program.

The contractual relationship with the state is generally for a period of one to two years and renewable on an annual or biannual basis. The contracts with the states and regulatory provisions applicable to us generally set forth in great detail the requirements for operating in the Medicaid sector including provisions relating to: eligibility; enrollment and disenrollment processes; covered services; eligible providers; subcontractors; record-keeping and record retention; periodic financial and informational reporting; quality assurance; marketing; financial standards; timeliness of claims payments; health education and wellness and prevention programs; safeguarding of member information; fraud and abuse detection and reporting; grievance procedures; and organization and administrative systems.

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

Medicare

Our health plans contract with CMS on a calendar year basis. These contracts are renewed annually, and most recently were renewed as of January 1, 2009. Our health plans in Florida, Maryland, New Jersey, New Mexico, New York, Tennessee and Texas operate Medicare Advantage plans.

CMS requires that each Medicare Advantage plan meet the regulatory requirements set forth at 42 CFR 422 and the operational requirements described in the Medicare Managed Care (“MMC”) Manual. The MMC Manual provides the detailed requirements that apply to our Medicare line of business including provisions related to: enrollment and disenrollment; marketing; benefits and beneficiary protections; quality assessment; relationships with providers; payment from CMS; premiums and cost-sharing; our contract with CMS; the effect of a change of ownership during the contract period with CMS; and beneficiary grievances, organization determinations, and appeals.

All of our Medicare Advantage plans include Medicare Part D prescription drug coverage; therefore, our health plans that operate Medicare Advantage plans also have Part D contracts with CMS. As Medicare Advantage Prescription Drug Plan contractors, we are also obligated to meet the requirements set forth in 42 CFR 423 and the Prescription Drug Benefit (“PDB”) Manual. The PDB Manual provides the detailed requirements that apply only to the prescription drug benefits portion of our Medicare line of business. The PDB provides detailed requirements related to: benefits and beneficiary protections; Part D drugs and formulary requirements; marketing (included in the MMC Manual); enrollment and disenrollment guidance; quality improvement and medication therapy management; fraud, waste and abuse; coordination of benefits; and Part D grievances, coverage determinations, and appeals.

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

The Health Insurance Portability and Accountability Act (“HIPAA”) broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA establishes new enforcement mechanisms to combat fraud and abuse, including a whistleblower program. Further, HIPAA imposes civil and criminal penalties for failure to comply with the privacy and security standards set forth in the regulation.

The American Recovery and Reinvestment Act of 2009 expands the coverage of HIPAA by, among other things, extending the privacy and security provisions, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions and increasing penalties for violations.

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

Further, Congress is currently considering amendments to the False Claims Act that would substantially broaden its coverage. There is currently one version of the new legislation in the Senate and another in the House of Representatives, both titled “The False Claims Act Correction Act of 2007.” The proposed legislation would expand the reach of the False Claims Act by removing the requirement that the alleged false claim be submitted to the government, and instead permit liability any time government money or property is involved. In addition, both bills propose to create a 10-year statute of limitations, eliminate a defendant’s ability to seek dismissal of a qui tam claim in which the relator was not an original source of the information in the complaint and empower government employees to bring qui tam suits. If either of these bills becomes law, it could substantially increase the number of false claims actions against healthcare companies.

We are currently unaware of any pending or filed but unsealed qui tam actions against us.

In recent years, we enhanced the regulatory compliance efforts of our operations, but ongoing vigorous law enforcement and the highly technical regulatory scheme mean that compliance efforts in this area will continue to require substantial resources.

The AMERIGROUP Approach

Unlike many managed care organizations that attempt to serve multiple populations, we focus on serving people who receive healthcare benefits through publicly sponsored programs. We primarily serve Medicaid populations, and the Medicare population through our Medicare Advantage product. Our success in establishing and maintaining strong relationships with governments, providers and members has enabled us to obtain new contracts and to establish a strong market position in the markets we serve. We have been able to accomplish this by operating programs that address the various needs of these constituent groups.

Government Agencies

We have been successful in bidding for contracts and implementing new products primarily due to our ability to facilitate access to quality healthcare services and manage and reduce costs. Our education and outreach programs, our disease and medical management programs and our information systems benefit the individuals and communities we serve while providing the government with predictable costs. Our education and outreach programs are designed to decrease the use of emergency care services as the primary access to healthcare through the provision of certain programs such as member health education seminars and system-wide, 24-hour on-call nurses. Our information systems are designed to measure and track our performance, enabling us to demonstrate the effectiveness of our programs to government agencies. While we promote ourselves directly in applying for new contracts or seeking to add new benefit plans, we believe that our ability to obtain additional contracts and expand our service areas within a state results primarily from our ability to facilitate access to quality care, while managing and reducing costs, and our customer-focused approach to working with government agencies. We believe we will also benefit from this experience when bidding for and acquiring contracts in new state markets and in future Medicare Advantage applications.

Providers

Our providers include hospitals, physicians and ancillary providers that provide covered medical and healthcare-related services to our members. In each of the communities where we operate, we have established extensive provider networks and have been successful in continuing to establish new provider relationships. We have accomplished this by working closely with physicians to help them operate efficiently, and by providing physician and patient educational programs, disease and medical management programs and other relevant information. In addition, as our membership increases within each market, we provide our physicians with a growing base of potential patients in the markets they serve. This network of providers and relationships assists us in implementing preventive care methods, managing costs and improving access to healthcare for members. We believe that our experience working and contracting with Medicaid and Medicare providers will give us a competitive advantage in entering new markets. While we only directly market to or through our providers, to the extent expressly permitted by applicable law, they are important in helping us attract new members and retain existing members.

Members

In both enrolling new members and retaining existing members, we focus on understanding the unique needs of the Medicaid, CHIP, Medicaid expansion and Medicare Advantage populations. We have developed a system that provides our members with appropriate access to care. We supplement this care with community-based education and outreach programs designed to improve the well-being of our members. These programs not only help our members control and manage their medical care, but also have been proven to decrease the incidence of emergency room care, which can be traumatic, or at a minimum, disruptive for the individual and expensive and inefficient for the healthcare system. We also help our members access prenatal care which improves outcomes for our members and is less costly than the potential consequences associated with inadequate prenatal care. As our presence in a market matures, these programs and other value-added services, help us build and maintain membership levels.

Communities

We focus on the members we serve and the communities in which they live. Many of our employees, including our outreach staff, are a part of the communities we serve. We are active in our members’ communities through education and outreach programs. We often provide programs in our members’ physician offices, churches and community centers. Upon entering a new market, we use these programs and advertising to create brand awareness and loyalty in the community.

We believe community focus and understanding are important to attracting and retaining members. To assist in establishing our community presence in a new market, we seek to establish relationships with prestigious medical centers, children’s hospitals, Federally qualified health centers, community based organizations and advocacy groups to offer our products and programs.

Competition

Our principal competition consists of the following:

•	Traditional Fee-for-Service — Original unmanaged provider payment system whereby state governments pay providers directly for services provided to Medicaid and Medicare eligible beneficiaries.

•	Primary Care Case Management Programs — Programs established by the states through contracts with physicians to provide primary care services to Medicaid recipients, as well as provide limited oversight over other services.

•	Administrative Services Only Health Plans — Health plans that contract with the states to provide administrative services only for the traditional fee-for-service Medicaid program.

•	Commercial Health Plans — National and regional commercial managed care organizations that have Medicaid and Medicare members in addition to members in private commercial plans.

•	Medicaid Health Plans — Managed care organizations that focus solely on serving people who receive healthcare benefits through Medicaid.

•	Medicare Health Plans — Managed care organizations that focus on serving people who receive healthcare benefits through Medicare. These plans also may include Medicare Part D prescription coverage.

•	Medicare Prescription Drug Plans — These plans offer Medicare beneficiaries Part D prescription drug coverage only, while members of these plans receive their medical benefits from Medicare Fee-For-Service.

We will continue to face varying levels of competition as we expand in our existing service areas and enter new markets. Changes in the business climate, such as healthcare reform proposals, may cause a number of commercial managed care organizations already in our service areas to decide to enter or exit the publicly sponsored healthcare market.

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

The following table sets forth the approximate number of our members who receive benefits under our products as of December 31, 2008, 2007 and 2006. Because we receive two premiums for members that are in both the Medicare Advantage and ABD products, these members have been counted in each product.

	December 31,
Product	2008	2007	2006

TANF (Medicaid)(1)	1,057,000	1,180,000	910,000
CHIP	291,000	268,000	264,000
ABD (Medicaid)(2)	182,000	216,000	94,000
Family Care (Medicaid)	40,000	42,000	43,000
Medicare Advantage	9,000	5,000	5,000

Total	1,579,000	1,711,000	1,316,000

(1)	Includes 129,000 members under an Administrative Services Only contract (“ASO”) contract in Tennessee in 2007. This contract terminated October 31, 2008.

(2)	Includes 41,000 and 13,000 members under ASO contracts in Tennessee and Texas, respectively in 2007 and 14,000 ASO contract members in Texas in 2006. These contracts terminated October 31, 2008 and February 29, 2008, respectively.

Medical and Quality Management Programs

We provide specific disease and medical management programs designed to meet the special healthcare needs of our members with chronic illnesses and medical conditions, to manage excessive costs and to improve the overall health of our members. We integrate our members’ behavioral healthcare with their physical healthcare utilizing our integrated medical management model. Members are systematically contacted and screened utilizing standardized processes through our early case finding program. Members are stratified based on their physical, behavioral, and social needs and grouped for care management. We offer a continuum of care management including disease management, pharmacy integration, centralized telephonic case management, case management at the health plans, and field-based case management for some of our higher-risk members. These programs focus on preventing acute occurrences associated with chronic conditions by identifying at-risk members, monitoring their conditions and proactively managing their care. These disease management programs also facilitate members in the self management of chronic disease and include asthma, chronic obstructive pulmonary disease, coronary artery disease, congestive heart failure, diabetes, depression, schizophrenia, and HIV/AIDS. These disease management programs attained National Committee for Quality Assurance (“NCQA”) accreditation in 2006. We have a standardized, centralized screening process for incoming pregnant members to detect potentially high risk conditions. High risk pregnant members are entered in our high risk prenatal case management program.

We have a comprehensive quality management plan designed to improve access to cost-effective quality care. We have developed policies and procedures to ensure that the healthcare services arranged by our health plans meet the professional standards of care established by the industry and the medical community. These procedures include:

•	Analysis of healthcare utilization data. We analyze the healthcare utilization data of the PCPs in our network in order to identify PCPs who either over utilize or under utilize healthcare services. We do this by comparing their utilization patterns against benchmarks based upon the utilization data of their peers. If a PCP’s utilization rates vary significantly from the norm, either above or below, we meet with the provider to discuss and understand their utilization patterns and suggest opportunities for improvement and implement an ongoing monitoring program.

•	Medical care satisfaction studies. We evaluate the quality and appropriateness of care provided to our health plan members by reviewing healthcare utilization data and responses to member and physician questionnaires and grievances.

•	Clinical care oversight. Each of our health plans has a medical advisory committee comprised of physician representatives and chaired by the plan’s medical director. This committee approves clinical protocols and practice guidelines. Based on regular reviews, the medical directors who head these committees develop recommendations for improvements in the delivery of medical care.

•	Quality improvement plan. A quality improvement plan is implemented in each of our health plans and is governed by a quality management committee, which is either chaired or co-chaired by the medical director of the health plan. The quality management committee is comprised of senior management at our health plans, who review and evaluate the quality of our health services and are responsible for the development of quality improvement plans spanning both clinical quality and customer service quality. These plans are developed from provider and membership feedback, satisfaction surveys and results of action plans. Our corporate quality improvement council oversees and meets regularly with our health plan quality management committees to help ensure that we have a coordinated, quality-focused approach relating to our members and providers.

Provider Network

We facilitate access to healthcare services for our members through mutually non-exclusive contracts with PCPs, specialists, hospitals and ancillary providers. Either prior to or concurrent with bidding for new contracts, we establish a provider network in each of our service areas. As of December 31, 2008, our provider networks included approximately 119,293 physicians, including PCPs, specialists and ancillary providers, and approximately 745 hospitals.

The PCP is a critical component in care delivery, the management of costs and the attraction and retention of new members. PCPs include family and general practitioners, pediatricians, internal medicine physicians, and may include obstetricians and gynecologists. These physicians provide preventive and routine healthcare services and are responsible for making referrals to specialists, hospitals and other providers. Healthcare services provided directly by PCPs include the treatment of illnesses not requiring referrals, periodic physician examinations, routine immunizations, well-child care and other preventive healthcare services. Specialists with whom we contract provide a broad range of physician services. While referral for these specialist services is not generally required prior to care delivery, the PCP continues to be integral to the coordination of care. Our contracts with both the PCPs and specialists usually are for two-year periods and automatically renew for successive one-year periods subject to termination by us based on provider conduct or other appropriate reasons. The contracts generally can be canceled by either party without cause upon 90 to 120 days prior written notice.

Our contracts with hospitals are usually for one- to two-year periods and automatically renew for successive one-year periods. Generally, our hospital contracts may be terminated by either party for cause or without cause upon 90 to 120 days prior written notice. Pursuant to their contracts, each hospital is paid for all medically necessary inpatient and outpatient services and all covered emergency and medical screening services provided to members. With the exception of emergency services, most inpatient hospital services require advance approval from our medical management department. We require hospitals in our network to participate in utilization review and quality assurance programs.

We have also contracted with other ancillary providers for physical therapy, mental health and chemical dependency care, home healthcare, nursing home care, home-based community services, vision care, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we have contracted with dental vendors that provide routine dental care in markets where routine dental care is a covered benefit and with a national pharmacy benefit manager that provides a local pharmacy network in our markets where prescription drugs are a covered benefit.

In order to ensure the quality of our medical care providers, we credential and re-credential our providers using standards that are supported by the NCQA. As part of the credentialling review, we ensure that each provider in our network is eligible to participate in publicly sponsored healthcare programs. Additionally, we provide feedback and evaluations on quality and medical management to them in order to improve the quality of care provided, increase their support of our programs and enhance our ability to attract and retain providers.

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

The following are the various provider payment methods in place as of December 31, 2008:

Fee-for-Service.  This is a reimbursement mechanism that pays providers based upon services performed. For the year ended December 31, 2008, approximately 98% of our expenses for direct health benefits were on a fee-for-service reimbursement basis, including fees paid to third-party vendors for ancillary services such as pharmacy, mental health, dental and vision benefits. The primary fee-for-service arrangements are maximum allowable fee schedule, per diem, case rates, percent of charges or any combination thereof. We do not pay out-of-network providers based on databases that attempt to calculate the “prevailing” or “usual customary and reasonable” charge for services rendered to our members. The following is a description of each of these mechanisms:

•	Maximum Allowable Fee Schedule. Providers are paid the lesser of billed charges or a specified fixed payment for a covered service. The maximum allowable fee schedule is developed using, among other indicators, the state fee-for-service Medicaid program fee schedule, Medicare fee schedules, medical costs trends and market conditions.

•	Per Diem and Case Rates. Hospital facility costs are typically reimbursed at negotiated per diem or case rates, which vary by level of care within the hospital setting. Lower rates are paid for lower intensity services, such as a low birth weight newborn baby who stays in the hospital a few days longer than the mother, compared to higher rates for a neonatal intensive care unit stay for a baby born with severe developmental disabilities.

•	Percent of Charges. Providers are paid an agreed-upon percent of their standard charges for covered services.

Capitation.  Some of our PCPs and specialists are paid on a fixed-fee per member basis, also known as capitation. Our arrangements with ancillary providers for vision, dental, home health, laboratory and durable medical equipment may also be capitated.

Risk-sharing arrangements.  A very small number of primary care arrangements also include a risk-sharing component, in which the provider takes on some financial risk for the care of the member. Under a risk-sharing arrangement, the parties conduct periodic reconciliations, generally quarterly, based on which the provider may receive a portion of the surplus, or pay a portion of the deficit, relating to the total cost of care of its assigned members. Risk-sharing arrangements may be subject to state and/or Federal regulatory requirements to ensure the financial solvency of the provider and to protect the member against reduced care for medically necessary services.

Outreach and Educational Programs

An important aspect of our comprehensive approach to healthcare delivery is our outreach and educational programs, which we administer system-wide for our providers and members. We also provide education through outreach and educational programs in churches and community centers. The programs we have developed are specifically designed to increase awareness of various diseases, conditions and methods of prevention in a manner that supports the providers, while meeting the unique needs of our members. For example, we conduct health promotion events in physicians’ offices. Direct provider outreach is supported by traditional methods such as direct mail, telemarketing, television, radio and cooperative advertising with participating medical groups.

We believe that we can also increase and retain membership through outreach and education initiatives. We have a dedicated staff that actively supports and educates prospective and existing members and community organizations. Through programs such as Safe Kids, Power Zone and Taking Care of Baby and Me®, a prenatal program for pregnant mothers, we promote a healthy lifestyle, safety and good nutrition to our members. In several markets, we provide value-added benefits as a means to attract and retain members. These benefits may include such things as vouchers for over-the-counter medications or free memberships to the local Boys and Girls Clubs.

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

Information Technology Services

The ability to capture, process and allow local access to data and to translate it into meaningful information is essential to our ability to operate across a multi-state service area in a cost-effective manner. We operate the majority of our markets on a claims management application called, FACETS Extended Enterprisetm administrative system (“FACETS”). This integrated approach helps to assure that consistent sources of claim, provider and member information are provided across all of our health plans. We use this common system for billing, claims and encounter processing, utilization management, marketing and sales tracking, financial and management accounting, medical cost trending, reporting, planning and analysis. The platform also supports our internal member and provider service functions, including on-line access to member eligibility verification, PCP membership roster, authorization and claims status. As of December 31, 2008, we process claims payments using FACETS for all of our markets except for our New Jersey and Ohio markets. These remaining markets operate on our legacy system, AMISYS. We expect to convert these markets to FACETS during 2009. We believe that FACETS will meet our software needs and will support our long-term growth strategies.

Our Health Plans

We currently have twelve active health plan subsidiaries offering healthcare services in Florida, Georgia, Maryland, Nevada, New Jersey, New Mexico, New York, Ohio, South Carolina, Tennessee, Texas and Virginia. Our Nevada health plan began serving Medicaid and CHIP members on February 1, 2009. We have entered into an agreement to sell substantially all of the assets of our South Carolina health plan. We expect this transaction to close in the first quarter of 2009.

All of our contracts, except those in Georgia, New Jersey and New York, contain provisions for termination by us without cause generally upon written notice with a 30 to 180 day notification period. Our Maryland contract does not have a set term and can be terminated by us with 90 day written notice.

We serve members who receive healthcare benefits through our contracts with the regulatory entities in the jurisdictions in which we operate. For the year ended December 31, 2008, our Texas contract represented 27% of our premium revenues and our Georgia, Maryland and Tennessee contracts individually accounted for over 10% of our premium revenues. The following table sets forth the approximate number of our members we served in each state as of December 31, 2008, 2007 and 2006. Because we receive two premiums for members that are in both the Medicare Advantage and ABD products, these members have been counted twice in the states in which we offer these plans.

	December 31,
Market	2008	2007	2006

Texas(1)	455,000	460,000	406,000
Florida	237,000	206,000	202,000
Georgia	206,000	211,000	227,000
Tennessee(2)	187,000	356,000	—
Maryland	169,000	152,000	145,000
New York	110,000	112,000	126,000
New Jersey	105,000	98,000	102,000
Ohio	58,000	54,000	46,000
Virginia	25,000	24,000	22,000
South Carolina	16,000	—	—
New Mexico	11,000	—	—
District of Columbia(3)	—	38,000	40,000

Total	1,579,000	1,711,000	1,316,000

(1)	Included in the Texas membership are approximately 13,000 and 14,000 members under an ASO contract in 2007 and 2006, respectively. This contract terminated February 29, 2008.

(2)	Included in the Tennessee membership in 2007 are approximately 170,000 members under an ASO contract. This contract terminated October 31, 2008.

(3)	The contract with the District of Columbia terminated June 30, 2008.

As of December 31, 2008, each of our health plans provided managed care services through one or more of our products, as set forth below:

Medicare
Market	TANF	SCHIP	ABD	FamilyCare	Advantage

Texas	✓	✓	✓		✓
Florida	✓	✓	✓		✓
Georgia	✓	✓
Tennessee	✓		✓		✓
Maryland	✓	✓	✓		✓
New York	✓	✓	✓	✓	✓
New Jersey	✓	✓	✓	✓	✓
Ohio	✓		✓
Virginia	✓	✓	✓
South Carolina	✓	✓	✓
New Mexico			✓		✓

Texas

Our Texas subsidiary, AMERIGROUP Texas, Inc., is licensed as an HMO and became operational in September 1996. Our current service areas include the cities of Austin, Corpus Christi, Dallas, Fort Worth, Houston and San Antonio and the surrounding counties. As of December 31, 2008, we had approximately 455,000 members in Texas. We believe that we have the largest Medicaid health plan membership of the three health plans in our Fort Worth market, the second largest Medicaid health plan membership of the three health plans in our Austin and Dallas markets, the second largest Medicaid health plan membership of the six health plans in our Houston market and the third largest Medicaid health plan membership of the three health plans in our Corpus Christi and San Antonio markets. Our joint TANF and CHIP contract and ABD contract are effective through August 31, 2010, with the State’s option to renew for up to an additional six years.

Effective January 1, 2006, AMERIGROUP Texas, Inc. began operations as a Medicare Advantage plan to offer Medicare benefits to dual eligibles that live in and around Houston, Texas. AMERIGROUP Texas, Inc. already served these members through the Texas Medicaid STAR+PLUS program and now offers these members Medicare Parts A & B benefits and the Part D drug benefit under this contract that renews annually at the option of CMS. Effective January 1, 2008, AMERIGROUP Texas, Inc. expanded its Medicare Advantage offerings to the Houston contiguous counties and San Antonio service areas under a contract that renews annually at the option of CMS. All of these Medicare Advantage contracts were renewed effective January 1, 2009.

Florida

Our Florida subsidiary, AMERIGROUP Florida, Inc., is licensed as an HMO and became operational in January 2003. As of December 31, 2008, we had approximately 237,000 members in Florida. Our current service areas include the metropolitan areas of Miami/Fort Lauderdale, Orlando and Tampa covering 17 counties in Florida. We believe that we have the largest Medicaid health plan membership of the six health plans in our Tampa market, the second largest Medicaid health plan membership of the thirteen health plans in our Miami/Ft. Lauderdale markets, and the third largest Medicaid health plan membership of the five health plans in our Orlando market. The TANF Non-Reform contract, covering all counties but Broward, expires August 31, 2009. Our TANF Reform contract for Broward County expires June 30, 2009. Our TANF Reform contract is a contract under the State’s Medicaid Reform pilot program. The TANF contracts can be terminated by either party upon 30 days notice. We anticipate these contracts will be renewed in 2009. Our Long-Term Care contract was renewed in September 2008 and expires August 31, 2009. However, either party can terminate the contract upon 60 days notice. Currently, we are in good standing with the Department of Elder Affairs, the agency with regulatory oversight of the Long-Term Care program, and have no reason to believe that the contract will not be renewed. Our CHIP contract, executed in October 2008 extends through September 30, 2009 with the State Agency’s option to extend the contract term for additional one-year periods for a maximum extension of three additional years. We anticipate this contract will be renewed in 2009. Additionally, effective January 1, 2008, AMERIGROUP Florida, Inc. began operating a Medicare Advantage plan for eligible beneficiaries in Florida under a contract that renews annually at the option of CMS and was renewed effective January 1, 2009.

Georgia

Our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc., is licensed as an HMO and became operational in June 2006 in the Atlanta region, and in the North, East, and Southeast regions in September 2006. As of December 31, 2008, we had approximately 206,000 members in Georgia. We believe we have the third largest Medicaid health plan membership of the three health plans in Georgia. Our TANF and CHIP contract with the State of Georgia expires June 30, 2009, with the State’s option to renew the contract for three additional one-year terms. We anticipate that the State will renew our contract effective July 1, 2009.

Tennessee

Our Tennessee subsidiary, AMERIGROUP Tennessee, Inc., is licensed as an HMO and became operational in April 2007. As of December 31, 2008, we had approximately 187,000 members in Tennessee. We believe we have the largest Medicaid health plan membership of the two health plans in Middle Tennessee. Our risk contract with the

State of Tennessee expires June 30, 2010, with the State’s option to extend the contract on an annual basis through an executed contract amendment for a total term of no more than five years. Our ASO contract with the State of Tennessee expired October 31, 2008. Additionally, effective January 1, 2008, AMERIGROUP Tennessee, Inc. began operating a Medicare Advantage plan for eligible beneficiaries in Tennessee under a contract that renews annually at the option of CMS and was renewed effective January 1, 2009.

Maryland

Our Maryland subsidiary, AMERIGROUP Maryland, Inc., is licensed as an HMO in Maryland and became operational in June 1999. Our current service areas include 21 of the 24 counties in Maryland. As of December 31, 2008, we had approximately 169,000 members in Maryland. We believe that we have the largest Medicaid health plan membership of the seven health plans in our Maryland service areas. Our contract with the State of Maryland does not have a set term. We can terminate our contract with Maryland by notifying the State by October 1st of any given year for an effective termination date of January 1st of the following year. The State may waive this timeframe if the circumstances warrant, including but not limited to reduction in rates outside the normal rate setting process or an MCO exit from the program. Effective January 1, 2007, we began operations as a Medicare Advantage plan for eligible beneficiaries in Maryland, which we expanded as of January 1, 2008 under a contract that renews annually at the option of CMS and was renewed effective January 1, 2009.

New York

Our New York subsidiary, AMERIGROUP New York, LLC, formerly known as CarePlus, LLC, is licensed as a PHSP in New York. We acquired this health plan on January 1, 2005. Our service areas include New York City, within the boroughs of Brooklyn, Manhattan, Queens and Staten Island, and Putnam County. Effective March 1, 2007, we entered into amended TANF contracts with the State and City of New York expanding our service areas to the Bronx borough. The State TANF, ABD and Medicaid expansion contracts had an initial term of three years (through September 30, 2008) and the State Department of Health exercised its option to extend for an additional two-year term (through September 30, 2010). The City’s TANF contract with the City Department of Health has also been extended through September 30, 2010. Our CHIP contract with the State has been continued through the issuance of a five-year contract dated January 1, 2008. Our contract with the Department of Health under the Managed Long-Term Care Demonstration project was renewed for a three-year term through December 31, 2009. We anticipate that this contract will be renewed at the expiration of its initial term. As of December 31, 2008, we had approximately 110,000 members in New York. We believe we have the ninth largest Medicaid health plan membership of the twenty-four health plans in our New York service areas. Additionally, effective January 1, 2008, AMERIGROUP New York, LLC began operating a Medicare Advantage plan for eligible beneficiaries in New York under a contract that renews annually at the option of CMS and was renewed effective January 1, 2009.

New Jersey

Our New Jersey subsidiary, AMERIGROUP New Jersey, Inc., is licensed as an HMO and became operational in February 1996. Our current service areas include 20 of the 21 counties in New Jersey. As of December 31, 2008, we had approximately 105,000 members in our New Jersey service areas. We believe that we have the third largest Medicaid health plan membership of the five health plans in our New Jersey service areas. Our contract with the State of New Jersey expires June 30, 2009, with the State’s option to extend the contract on an annual basis through an executed contract amendment. We anticipate that the State will renew our contract effective July 1, 2009. Additionally, effective January 1, 2008, AMERIGROUP New Jersey, Inc. began operating a Medicare Advantage plan for eligible beneficiaries in New Jersey under a contract that renews annually at the option of CMS and was renewed effective January 1, 2009.

Ohio

Our Ohio subsidiary, AMERIGROUP Ohio, Inc., is licensed as a HIC and began operations in September 2005 in the Cincinnati service area. Through a reprocurement process in early 2006, we were successful in retaining our Cincinnati service area and expanding to the Dayton service area, thereby servicing a total of 16 counties in Ohio. Effective January 1, 2007, AMERIGROUP Ohio, Inc., began serving members in Medicaid’s ABD program in the

Southwest Region of Ohio which includes eight counties near Cincinnati. As of December 31, 2008, we had approximately 58,000 members in Ohio. We believe we have the second largest Medicaid health plan membership of the four health plans in our Ohio service areas. Our contracts with the State of Ohio expire on June 30, 2009. We anticipate the State will renew our contracts effective July 1, 2009.

Virginia

Our Virginia subsidiary, AMERIGROUP Virginia, Inc., is licensed as an HMO and began operations in September 2005 serving 11 counties in Northern Virginia. As of December 31, 2008, we had approximately 25,000 members in Virginia. We believe we have the second largest Medicaid health plan membership of the three health plans in our Northern Virginia service area. Our TANF, ABD, and CHIP contracts with the Commonwealth of Virginia expire on June 30, 2009. We anticipate the Commonwealth of Virginia will renew our contracts effective July 1, 2009.

South Carolina

Our South Carolina subsidiary, AMERIGROUP Community Care of South Carolina, Inc. is licensed as an HMO and became operational in November 2007 with the TANF population, followed by a separate CHIP contract in May 2008. As of December 31, 2008, we had approximately 16,000 members in South Carolina. We believe we have the sixth largest Medicaid health plan of the eight health plans in our South Carolina service areas. Our contracts with the State of South Carolina expire on March 31, 2009, with the State’s option to extend the contract on an annual basis through an executed contract amendment. We have entered into an agreement to sell substantially all of the assets of our South Carolina health plan. We expect this transaction to close during the first quarter of 2009.

New Mexico

Our New Mexico subsidiary, AMERIGROUP Community Care of New Mexico, Inc., is licensed as an HMO and began operations in January 2008 as a Medicare Advantage plan for eligible beneficiaries in New Mexico. The Medicare Advantage contract with CMS renews annually at the option of CMS and was renewed effective January 1, 2009. In August 2008, we began serving members of the ABD populations under the Coordinated Long-Term Care Services (“CoLTS”) program. The CoLTS contract with the State of New Mexico expires June 30, 2012. As of December 31, 2008, we had approximately 11,000 members in New Mexico. Our service area includes 17 counties in the Metro/Central and Southwest regions, with the remaining regions of the State scheduled for implementation in the first half of 2009. We believe we have the largest Medicaid health plan membership of the two health plans in our New Mexico service areas.

District of Columbia

Our Maryland subsidiary, AMERIGROUP Maryland, Inc., was previously a District of Columbia corporation that changed its domicile of incorporation to the State of Maryland in 2009. Prior to the change, the corporation was licensed as an HMO in the District of Columbia and became operational in the District of Columbia in August 1999. On April 2, 2008, this corporation elected not to participate in the contract it had been awarded by the District of Columbia for the period beginning May 2008 due to premium rate and programmatic concerns. As a result, the contract with the District of Columbia, as amended, terminated June 30, 2008. In January 2009, we surrendered our HMO license in this market and no longer have a corporation in the District of Columbia.

Employees

As of December 31, 2008, we had approximately 4,100 employees. Our employees are not represented by a union. We believe our relationships with our employees are generally good.

Available Information

We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.

You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is (http://www.sec.gov). We make available free of charge on or through our website at www.amerigroupcorp.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, as well as, among other things, our Corporate Governance Principles, our Audit, Compensation and Nominating and Corporate Governance charters and our Code of Business Conduct and Ethics. Further, we will provide, without charge upon written request, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Requests for copies should be addressed to Investor Relations, AMERIGROUP Corporation, 4425 Corporation Lane, Virginia Beach, VA 23462.

In accordance with New York Stock Exchange (“NYSE”) Rules, on June 9, 2008, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Item 1A.	Risk Factors

RISK FACTORS

Risks related to our business

Our inability to manage medical costs effectively would reduce our profitability.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. Changes in healthcare regulations and practices, level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels or natural disasters, are beyond our control and could reduce our ability to predict and effectively control the costs of healthcare services. Although we attempt to manage medical costs through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, and our information systems and reinsurance arrangements, we may not be able to manage costs effectively in the future. In addition, new products or new markets, such as New Mexico and Nevada, could pose new and unexpected challenges to effectively manage medical costs. It is possible that there could be an increase in the volume or value of appeals for claims previously denied and claims previously paid to non-network providers will be appealed and subsequently reprocessed at higher amounts. This would result in an adjustment to health benefits expense. If our costs for medical services increase, our profits could be reduced, or we may not remain profitable.

We maintain reinsurance to help protect us against severe or catastrophic medical claims, but we can provide no assurance that such reinsurance coverage will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain appropriate levels of coverage.

Our limited ability to predict our incurred medical expenses accurately has in the past and could in the future materially impact our reported results.

Our health benefits expenses include estimates of the cost of claims for services rendered to our members that are yet to be received, or incurred but not reported (“IBNR”). We estimate our IBNR health benefits expenses based on a number of factors, including authorization data, prior claims experience, maturity of markets, complexity and mix of products and stability of provider networks. Adjustments, if necessary, are made to health benefits expenses in the period during which the actual claim costs are ultimately determined or when underlying assumptions or factors used to estimate IBNR change. In addition to using our internal resources, we utilize the services of independent actuaries who are contracted on a routine basis to calculate and review the adequacy of our medical claims payable. We cannot be sure that our current or future IBNR estimates are adequate or that any further adjustments to such IBNR estimates will not harm or benefit our results of operations. Further, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the harm on our results of operations. Though we employ substantial efforts to estimate our IBNR at each reporting date, we can give no assurance that the ultimate results will not materially differ from our estimates resulting in a material increase or decrease in our health benefits expenses in the period such difference is determined. New products or new markets, such as New Mexico and Nevada, could pose new and unexpected challenges to effectively predict health benefits expenses.

One emerging factor that could impact our ability to estimate IBNR is the implementation of the National Provider Identifier (“NPI”) program, which is the employment of a unique identification number adopted under HIPAA that covered healthcare providers and all health plans and healthcare clearinghouses are required to use in administrative and financial transactions. Implementation of NPI was required as of May 23, 2008. We met the requirements according to the timelines in each of the states in which we do business during 2008. However, each state in which we do business can and in some cases has modified the specific technical requirements of NPI and in some cases this can and has caused challenges in processing claims transactions as providers may not always meet the requirements in the time and manner dictated. As a result claims billings we receive and subsequent payments we make may be delayed. Consequently, our claims payment patterns on which we rely to make actuarial judgments in estimating future claims payable may not be reliable which could result in ultimate health benefits expenses that differ materially from our estimates.

Changes in the number of Medicaid eligible beneficiaries, or benefits provided to Medicaid eligible beneficiaries or a change in mix of Medicaid eligible beneficiaries could cause our operating results to suffer.

Historically, the number of persons eligible to receive Medicaid benefits has increased more rapidly during periods of rising unemployment, corresponding to less favorable general economic conditions such as those we are experiencing in the current recession. However, during such economic downturns, state budgets could decrease, causing states to attempt to cut healthcare programs, benefits and rates. If this were to happen while our membership was increasing, our results of operations could suffer. The current economic recession may result in such outcomes in the near term. Conversely, the number of persons eligible to receive Medicaid benefits may grow more slowly or even decline if economic conditions improve, thereby causing our operating results to suffer. In either case, in the event that the Company experiences a change in product mix to less profitable product lines, our profitability could be negatively impacted.

Receipt of inadequate or significantly delayed premiums would negatively impact our revenues, profitability and cash flows.

Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract, and we are obligated during the contract period to facilitate access to healthcare services as established by the state governments. We have less control over costs related to the provision of healthcare services than we do over our selling, general and administrative expenses. Historically, our reported expenses related to health benefits as a percentage of premium revenue have fluctuated. For example, our expenses related to health benefits were 81.4% of our premium revenue for the year ended December 31, 2008, 83.1% of our premium revenue in 2007, and 81.1% of our premium revenue in 2006. If health benefits expenses increase at a higher rate than premium increases, our results of operations would be impacted negatively. In addition, if there is a significant delay in our premium rate increases to offset previously incurred health benefits costs increases, our earnings could be negatively impacted.

Premiums are contractually payable to us before or during the month for services that we are obligated to provide to our members. Our cash flow would be negatively impacted if premium payments are not made according to contract terms.

As participants in state and Federal healthcare programs, we are subject to extensive fraud and abuse laws which may give rise to frequent lawsuits and claims against us, and the outcome of these lawsuits and claims may have a material adverse effect on our financial position, results of operations and liquidity.

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

In 2002, a former employee of our former Illinois subsidiary filed a qui tam action alleging that the subsidiary had submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs. Subsequently, the State of Illinois and the United States of America intervened and the Company was added as a defendant. On October 30,

2006, a jury returned a verdict against the Company and the subsidiary in the amount of $48.0 million which under applicable law was trebled to $144.0 million plus penalties, and attorney’s fees, costs and expenses. The jury also found that there were 18,130 false claims. In March 2007, the court entered a judgment against the Company and the subsidiary in the amount of approximately $334.0 million which included $144.0 million of damages and approximately $190.0 million in false claim penalties. In August 2008, the Company settled this matter and paid the aggregate amount of $225.0 million as a settlement plus approximately $9.2 million to the former employee for legal fees.

Further, Congress is currently considering amendments to the False Claims Act that would substantially broaden its coverage. There is currently one version of the new legislation in the Senate and another in the House of Representatives, both titled “The False Claims Act Correction Act of 2007.” The proposed legislation would expand the reach of the False Claims Act by removing the requirement that the alleged false claim be submitted to the Government, and instead permit liability any time government money or property is involved. In addition, both bills propose to create a 10-year statute of limitations, eliminate a defendant’s ability to seek dismissal of a qui tam claim in which the relator was not an original source of the information in the complaint, and empower government employees to bring qui tam suits. If either of these bills becomes law, it could substantially increase the number of false claims actions against healthcare companies.

Although we believe we are in substantial compliance with the healthcare laws applicable to our Company, we can give no assurances that we will not be subject to additional False Claims Act suits in the future. Any violations of any of applicable fraud and abuse laws or any False Claims Act suit against us could have a material adverse effect on our financial position, results of operations and cash flows.

Failure to comply with the terms of our government contracts could negatively impact our profitability and subject us to fines, penalties and liquidated damages.

We contract with various state governmental agencies to provide managed healthcare services. These contracts contain certain provisions regarding data submission, provider network maintenance, quality measures, continuity of care, call center performance and other requirements specific to state and program regulations. If we fail to comply with these requirements, we may be subject to fines, penalties and liquidated damages that could impact our profitability. Additionally, we could be required to file a corrective plan of action with the state and we could be subject to fines, penalties and liquidated damages and additional corrective action measures if we did not comply with the corrective plan of action. Our failure to comply could also affect future membership enrollment levels. These limitations could negatively impact our revenues and operating results.

Under the terms of our contracts with state governmental agencies, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in any of the following: refunds of premiums we have been paid pursuant to our contracts; imposition of fines, penalties and other sanctions; loss of our right to participate in various markets; or loss of one or more of our licenses. Any such finding could negatively impact our revenues and operating results.

Changes in Medicaid or Medicare funding by the Federal government or the states could substantially reduce our profitability.

Most of our revenues come from state government Medicaid premiums. The base premium rate paid by each state differs, depending on a combination of various factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility category. Future levels of Medicaid premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and Federal budgetary constraints. Changes to Medicaid programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under such programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid. We believe that additional reductions in Medicaid payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation in the event of the unavailability of state funds. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required.

State governments generally are experiencing tight budgetary conditions within their Medicaid programs. The current economic recession has, and is expected to continue to, put pressures on state budgets as tax and other state revenues decrease while the Medicaid eligible population increases, creating more need for funding. We anticipate this will require government agencies with whom we contract to find funding alternatives, which may result in reductions in funding for current programs and program expansions, contraction of covered benefits, limited or no premium rate increases or premium decreases. If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our revenues and operating results.

Additionally, a portion of our premium revenues comes from CMS through our Medicare Advantage contracts. As a consequence, our Medicare Advantage plans are dependent on government funding levels. The premium rates paid to Medicare health plans are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the plan’s risk scores. Some members of Congress have proposed significant cuts in payments to Medicare Advantage plans. In addition, continuing government efforts to contain healthcare related expenditures, including prescription drug costs, and other federal budgetary constraints that result in changes in the Medicare program, including with respect to funding, could lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits or mandate additional benefits, and reductions in the number of persons enrolled in or eligible for Medicare, which in turn could reduce the number of beneficiaries enrolled in our health plans and have a material adverse effect on our revenues and operating results.

If state governments do not renew our contracts on favorable terms or we fail to retain our contracts as a result of a re-bidding process, our business and results of operations will suffer.

We earn substantially all of our revenues by serving members who receive healthcare benefits through contracts with the regulatory entities in the jurisdictions in which we operate. For the year ended December 31, 2008, our Texas contract represented 27% of our premium revenues and our Georgia, Maryland and Tennessee contracts individually accounted for over 10% of our premium revenues. Collectively, these contracts represent a significant portion of our net income. If these contracts were not renewed on favorable terms or were terminated for cause or otherwise, it could materially impact our revenues and operating results.

Some of our contracts are subject to a re-bidding or re-application process. For example, our Texas markets are re-bid every six years (and were last re-bid in 2005). If we lost a contract through the re-bidding process, or if an increased number of competitors were awarded contracts in a specific market, our operating results could be materially and adversely affected.

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

We rely on the accuracy of eligibility lists provided by state governments, and in the case of our Medicare Advantage members, by the Federal government. Inaccuracies in those lists would negatively affect our results of operations.

Premium payments to us are based upon eligibility lists produced by government enrollment data. From time to time, governments require us to reimburse them for premiums paid to us based on an eligibility list that a government later determines contains individuals who are not in fact eligible for a government sponsored program or have been enrolled twice in the same program or are eligible for a different premium category or a different program. Alternatively, a government could fail to pay us for members for whom we are entitled to receive payment. Our results of operations would be adversely affected as a result of such reimbursement to the government or inability to receive payments we are due if we had made related payments to providers and were unable to recoup such payments from the providers.

Our inability to operate new business opportunities at underwritten levels could have a material adverse effect on our business.

In underwriting new business opportunities we must estimate future health benefits expenses. We utilize a range of information and develop numerous assumptions. The information we use can often include, but is not limited to, historical cost data, population demographics, experience from other markets, trend assumptions and other general underwriting factors. The information we utilize may be inadequate or not applicable and our assumptions may be incorrect. If our underwriting estimates are incorrect, our cost experience could be materially different than expected. If costs are higher than expected, our operating results could be adversely affected.

Our inability to maintain good relations with providers could harm our profitability or subject us to material fines, penalties or sanctions.

We contract with providers as a means to assure access to healthcare services for our members, to manage healthcare costs and utilization, and to better monitor the quality of care being delivered. In any particular market, providers could refuse to contract with us, demand higher payments, or take other actions which could result in higher healthcare costs, disruption to provider access for current members, or difficulty in meeting regulatory or accreditation requirements.

Our profitability depends, in large part, upon our ability to contract on favorable terms with hospitals, physicians and other healthcare providers. Our provider arrangements with our primary care physicians and specialists usually are for one- to two-year periods and automatically renew for successive one-year terms, subject to termination by us for cause based on provider conduct or other appropriate reasons. The contracts generally may be canceled by either party upon 90 to 120 days prior written notice. Our contracts with hospitals are usually for one- to two-year periods and automatically renew for successive one-year periods, subject to termination for cause due to provider misconduct or other appropriate reasons. Generally, our hospital contracts may be canceled by either party without cause on 90 to 120 days prior written notice. There can be no assurance that we will be able to continue to renew such contracts or enter into new contracts enabling us to service our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our providers, we may be unable to enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our profitability will be harmed. In some markets, certain providers, particularly hospitals, physician/hospital organizations and some specialists, may have significant market positions. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts to themselves, our profitability could be adversely affected.

Some providers that render services to our members are not contracted with our health plans (non-network providers). In those cases, there is no pre-established understanding between the non-network provider and the health plan about the amount of compensation that is due to the provider. In some states, with respect to certain services, the amount that the health plan must pay to non-network providers as compensation is defined by law or regulation, but in certain instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances non-network providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the health plan. The uncertainty of the amount to pay and the possibility of subsequent adjustment of the payment could adversely affect our financial position, results of operations or liquidity.

We are required to establish acceptable provider networks prior to entering new markets and to maintain such networks as a condition to continued operation in those markets. If we are unable to retain our current provider networks or establish provider networks in new markets in a timely manner or on favorable terms, our profitability could be harmed. Further if we are unable to retain our current provider networks, we may be subject to material fines, penalties or sanctions from state or Federal regulatory authorities.

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

We operate the majority of our markets on claims management application called, FACETS. As of December 31, 2008, we process claims payments using FACETS for all of our markets except for our New Jersey and Ohio markets. These remaining markets operate on our legacy system, AMISYS. We expect to convert these markets to FACETS during 2009. We believe that FACETS will meet our software needs and will support our long-term growth strategies. However, if we cannot execute a successful system conversion for our remaining health plans, our operations could be disrupted, which would have a negative impact on our results of operations and our ability to grow could be harmed.

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

Failure of a business in a new state or market would negatively impact our results of operations.

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

Historically, acquisitions including the acquisition of publicly sponsored program contract rights and related assets of other health plans, both in our existing service areas and in new markets, have been a significant factor in our growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that acquisitions similar in nature to those we have historically executed, or other acquisitions we may consider, will continue to contribute to our growth strategy. Many of the other potential purchasers of these assets have greater financial resources than we have. Furthermore, many of the sellers are interested in either (1) selling, along with their publicly sponsored program assets, other assets in which we do not have an interest; or (2) selling their companies, including their liabilities, as opposed to just the assets of the ongoing business. Therefore, we cannot be sure that we will be able to complete acquisitions on terms favorable to us or that we can obtain the necessary financing for these acquisitions, particularly given the current credit environment.

We are generally required to obtain regulatory approval from one or more state agencies when making these acquisitions. In the case of an acquisition of a business located in a state in which we do not currently operate, we would be required to obtain the necessary licenses to operate in that state. In addition, although we may already operate in a state in which we acquire a new business, we may be required to obtain certain necessary licenses to operate in that state. In addition, although we may already operate in a state in which we acquire new business, we would be required to obtain additional regulatory approval if, as a result of the acquisition, we will operate in an area of the state in which we did not operate previously. There can be no assurance that we would be able to comply with these regulatory requirements for an acquisition in a timely manner, or at all.

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

We compete for members principally on the basis of size and quality of provider network, benefits provided and quality of service. We compete with numerous types of competitors, including other health plans and traditional fee-for-service programs that reimburse providers as care is provided. Some of the health plans with which we compete have substantially larger enrollments, greater financial and other resources and offer a broader scope of products than we do.

While many states mandate health plan enrollment for Medicaid eligible participants, including all of those in which we do business except for South Carolina, the programs are voluntary in other states. Subject to limited exceptions by Federally approved state applications, the Federal government requires that there be a choice for Medicaid recipients among managed care programs. Voluntary programs and mandated competition will impact our ability to increase our market share.

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

Our providers and employees involved in medical care decisions may be exposed to the risk of medical malpractice claims. Some states have passed or are considering legislation that permits managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations and or eliminate the requirement that certain providers carry a minimum amount of professional liability insurance. This kind of legislation has the effect of shifting the liability for medical decisions or adverse outcomes to the managed care organization. This could result in substantial damage awards against us and our providers that could exceed the limits of any applicable insurance coverage. Therefore, successful malpractice or tort claims asserted against us, our providers or our employees could adversely affect our financial condition and results of operations.

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

Risks related to being a regulated entity

Changes in government regulations designed to protect providers and members could force us to change how we operate and could harm our business and results of operations.

Our business is extensively regulated by the states in which we operate and by the Federal government. These laws and regulations are generally intended to benefit and protect providers and health plan members rather than us and our stockholders. Changes in existing laws and rules, the enactment of new laws and rules and changing interpretations of these laws and rules could, among other things:

•	force us to change how we do business,

•	restrict revenue and enrollment growth,

•	increase our health benefits and administrative costs,

•	impose additional capital requirements, and

•	increase or change our claims liability.

Regulations could limit our profits as a percentage of revenues.

Our New Jersey and Maryland subsidiaries, as well as our CHIP product in Florida, are subject to minimum medical expense levels as a percentage of premium revenue. Our Florida subsidiary is subject to minimum behavioral health expense levels as a percentage of behavioral health premium revenues. In New Jersey, Maryland and Florida, premium revenue recoupment may occur if these levels are not met. In addition, our Ohio subsidiary is subject to certain limits on administrative costs and our Virginia subsidiary is subject to a limit on profits. These regulatory requirements, changes in these requirements and additional requirements by our other regulators could limit our ability to increase or maintain our overall profits as a percentage of revenues, which could harm our operating results. We have been required, and may in the future be required, to make payments to the states as a result of not meeting these expense levels.

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

Numerous proposals relating to changes in healthcare law have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. These include Medicaid reform initiatives in Florida, as well as waivers requested by states for various elements of their programs. Changes in applicable laws and regulations are continually being considered and interpretations of existing laws and rules may also change from time to time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business and results of operations. Although some changes in government regulations, such as the removal of the requirements on the enrollment mix between commercial and public sector membership, have encouraged managed care participation in public sector programs, we are unable to predict whether new laws or proposals will continue to favor or hinder the growth of managed healthcare.

We cannot predict the outcome of these legislative or regulatory proposals, nor the effect which they might have on us. Legislation or regulations that require us to change our current manner of operation, provide additional benefits or change our contract arrangements could seriously harm our operations and financial results.

If state regulators do not approve payments of dividends, distributions or administrative fees by our subsidiaries to us, it could negatively affect our business strategy and liquidity.

We principally operate through our health plan subsidiaries. These subsidiaries are subject to state insurance holding company system and other regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. We also have administrative services agreements with our subsidiaries in which we agree to provide them with services and benefits (both tangible and intangible) in exchange for the payment of a fee. Some states limit the administrative fees which our subsidiaries may pay. For example, Ohio limits administrative fees paid to an affiliate to the cost of providing the services. If the regulators were to deny our subsidiaries’ requests to pay dividends to us or restrict or disallow the payment of the administrative fee or not allow us to recover the costs of providing the services under our administrative services agreement or require a significant change in the timing or manner in which we recover those costs, the funds available to our Company as a whole would be limited, which could harm our ability to implement our business strategy, expand our infrastructure, improve our information technology systems, make needed capital expenditures and service our debt as well as negatively impact our liquidity.

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

Failure to comply with government laws and regulations could subject us to civil and criminal penalties and limitations on our profitability.

We are subject to numerous local, state and Federal laws and regulations. Violation of the laws or regulations governing our operations could result in the imposition of sanctions, the cancellation of our contracts to provide services, or in the extreme case, the suspension or revocation of our licenses. We can give no assurance that the terms of our contracts with the states or the manner in which we are directed to comply with our state contracts is in accordance with the CMS regulations.

We may be subject to material fines or other sanctions in the future. If we became subject to material fines or if other sanctions or other corrective actions were imposed upon us, our ability to continue to operate our business could be materially and adversely affected. From time to time we have been subject to sanctions as a result of violations of marketing regulations. Although we train our employees with respect to compliance with local, state and Federal laws of each of the states in which we do business, no assurance can be given that violations will not occur.

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

The DRA requires all entities that receive $5.0 million or more in annual Medicaid funds to establish specific written policies for their employees, contractors, and agents regarding various false claims-related laws and whistleblower protections under such laws as well as provisions regarding their polices and procedures for detecting and preventing fraud, waste and abuse. These requirements are conditions of receiving all future payments under the Medicaid program. Entities were required to comply with the compliance related provisions of the DRA by January 1, 2007. We believe that we have made appropriate efforts to meet the requirements of the compliance provisions of the DRA. However, if it is determined that we have not met the requirements appropriately, we could be subject to civil penalties and/or be barred from receiving future payments under the Medicaid programs in the states in which we operate thereby materially adversely affecting our business, results of operation and financial condition.

HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA establishes new enforcement mechanisms to combat fraud and abuse, including a whistleblower program. Further, HIPAA imposes civil and criminal penalties for failure to comply with the privacy and security standards set forth in the regulation.

The American Recovery and Reinvestment Act of 2009 expands the coverage of HIPAA by, among other things, extending the privacy and security provisions, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions and increasing penalties for violations.

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

In August 2008, in connection with the settlement of a qui tam action, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services (“OIG”). The Corporate Integrity Agreement provides that we shall, among other things, keep in place and continue our current compliance program, including a corporate compliance officer and compliance officers at its health plans, a corporate compliance committee and compliance committees at our health plans, a compliance committee of our Board of Directors, a code of conduct, comprehensive compliance policies, training and monitoring, a compliance hotline, an open door policy and a disciplinary process for compliance violations. The Corporate Integrity Agreement further provides that we shall provide periodic reports to the OIG, appoint a benefits rights ombudsman responsible for addressing concerns raised by health plan members and potential enrollees and engage an independent review organization to assist us in assessing and evaluating our compliance with the requirements of the Federal healthcare programs and other obligations under the Corporate Integrity Agreement.

Maintaining the broad array of processes, policies, and procedures necessary to comply with the Corporate Integrity Agreement is expected to continue to require a significant portion of management’s attention as well as the application of significant resources. Failing to meet the Corporate Integrity Agreement obligations could have material adverse consequences for us including monetary penalties for each instance of non-compliance. In addition, in the event of an uncured material breach or deliberate violation of the Corporate Integrity Agreement, we could be excluded from participation in Federal healthcare programs and/or subject to prosecution, which could seriously harm our results of operations, liquidity and financial results.

Risks related to our financial condition

Ineffective management of rapid growth or our inability to grow could negatively affect our results of operations, financial condition and business.

We have experienced rapid growth. In 1998, we had $186.8 million of premium revenue. In 2008, we had $4.4 billion in premium revenue. This increase represents a compounded annual growth rate of 37.3%. Depending on acquisitions and other opportunities, we expect to continue to grow rapidly. Continued growth could place a significant strain on our management and on other resources. We anticipate that continued growth, if any, will require us to continue to recruit, hire, train and retain a substantial number of new and highly skilled medical, administrative, information technology, finance and other support personnel. Our ability to compete effectively depends upon our ability to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we continue to experience rapid growth, our personnel, systems, procedures and controls may be inadequate to support our operations, and our management may fail to anticipate adequately all demands that growth will place on our resources. In addition, due to the initial costs incurred upon the acquisition of new businesses, rapid growth could adversely affect our short-term profitability. Our inability to manage growth effectively or our inability to grow could have a negative impact on our business, operating results and financial condition.

Restrictions and covenants in our credit agreement could limit our ability to take certain actions causing our operational and financial flexibility to be negatively impacted.

As of December 31, 2008, we had $44.3 million outstanding under the secured term loan portion of our Credit and Guaranty Agreement (the “Credit Agreement”). As of December 31, 2008, we had no outstanding borrowings under the senior secured revolving credit facility portion of our Credit Agreement, but have caused to be issued irrevocable letters of credit in the aggregate face amount of $16.5 million.

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

Our debt service obligations may adversely affect our cash flows and our increased leverage as a result of our 2.0% Convertible Senior Notes and Credit Agreement may harm our financial condition and results of operations.

As of December 31, 2008, we had an outstanding $260.0 million in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012. Our debt service obligation on our 2.0% Convertible Senior Notes is approximately $5.2 million per year in interest payments. Our debt service obligations on our Credit Agreement includes interest at the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0% and annual principal payments equal to 1.0% of the outstanding principal of the term loan. The applicable interest rate was 2.50% at December 31, 2008.

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

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a debt service obligation payment, we could be in default of both the Credit Agreement and the 2.0% Convertible Senior Notes.

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

For example, in May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). FSP APB 14-a requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-a is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively to prior periods. FSP APB 14-a will change the accounting treatment for our $260.0 million 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007. The impact of this new accounting treatment will be significant to our results of operations and will result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We estimate that as a result of the adoption of FSP APB 14-a our 2007, 2008 and 2009 reported earnings per diluted share will decrease by approximately $0.08, $0.11 and $0.12, respectively.

Our investments in auction rate securities are subject to risks that may cause losses and have a material adverse effect on our liquidity.

As of December 31, 2008, $71.6 million of our investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. All of these securities carry at least an A credit rating with the majority carrying a AAA credit rating. Liquidity for these auction rate securities historically was provided by an auction process which allowed holders to sell their notes and the interest rate was reset at pre-determined intervals, usually every 28 or 35 days. Since early 2008, auctions for these auction rate securities have failed and there is no assurance that auctions for these securities will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. As we cannot predict the timing of future successful auctions, if any, auction rate securities have been reclassified to long-term investments as of December 31, 2008.

As of December 31, 2008, we recorded a temporary unrealized decline in fair value of approximately $6.4 million, with a corresponding increase to other comprehensive loss of approximately $4.0 million which is net of the related tax benefit for those auction rate securities that we hold as available-for-sale. We currently believe that the temporary decline in fair values is primarily due to liquidity concerns, because the underlying assets for the majority of these securities are student loans supported and guaranteed by the United States Department of Education. In addition, our holdings of auction rate securities represented less than five percent of our total cash, cash equivalent, and investment balance at December 31, 2008, which we believe allows us sufficient time for the securities to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will re-evaluate each of these factors as market conditions change in subsequent periods.

If the credit ratings of the issuers of these auction rate securities deteriorate, we may in the future be required to record an additional impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 32 years) to realize our investments’ recorded value. Further, if we are unable to hold these instruments to maturity or other factors occur causing our assessment of impairment to change such that the impairment is deemed to be other-than-temporary, we may be required to record an impairment charge to earnings in future periods which could be significant.

Our investment portfolio may suffer losses from reductions in market interest rates and fluctuations in fixed income securities which could materially adversely affect our results of operations or liquidity.

As of December 31, 2008, we had total cash and investments of $1.43 billion. Approximately 52% of our investment portfolio was invested in a diversified array of money market funds. Approximately 35% of our portfolio was invested in debt obligations of government sponsored entities, U.S. Treasuries, or FDIC-backed corporate bonds, all of which carried an AAA credit rating. Approximately 4% of our portfolio was invested in investment grade corporate bonds with a weighted average credit rating of AA and approximately 5% of our portfolio is in long-term municipal student loan corporation auction rate securities that carried a weighted average credit rating of AAA.

Our investment portfolio generated approximately $50.9 million, $68.7 million and $38.8 million of pre-tax income for the years ended December 31, 2008, 2007 and 2006, respectively. The performance of our portfolio is interest rate driven, and consequently, volatility in interest rates, such as any actions by the Federal Reserve, affects our returns on, and the market value of our portfolio. This factor or any disruptions in the credit markets could materially adversely affect our results of operations or liquidity.

The value of our investments is influenced by varying economic and market conditions, and a decrease in value could have an adverse effect on our results of operations, liquidity and financial condition.

Our investment portfolio is comprised primarily of investments classified as held-to-maturity. The balance of our portfolio is held in our available-for-sale and trading investment securities. Available-for-sale investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive loss as a separate component of stockholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered. Trading securities are carried at fair value and any realized gains or losses are included as a component of earnings. For our available-for-sale investments and held-to-maturity investments, if a decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such security until its full cost can be recovered, the security is deemed to be other-than-temporarily impaired and it is written down to fair value and the loss is recorded as an expense.

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

The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the year ended December 31, 2008, we did not record any charges for other-than-temporary impairment of our available-for-sale securities. Over time, the economic and market environment may further deteriorate or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines or losses related to our trading securities to be recorded as an expense. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments or trading security losses may result in realized losses in future periods which could have an adverse effect on our results of operations, liquidity and financial condition.

Adverse credit market conditions may have a material adverse affect on our liquidity or our ability to obtain credit on acceptable terms.

The securities and credit markets have been experiencing extreme volatility and disruption. The availability of credit, from virtually all types of lenders, has been severely restricted. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant.

Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms. While we have not attempted to access the credit markets recently, we believe that if credit could be obtained, the terms and costs of such credit would be significantly less favorable to us than what was obtained in our most recent financings.

Other risks

An unauthorized disclosure of sensitive or confidential member information could have an adverse effect on our business, reputation and profitability.

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various Federal and state laws and rules regarding the use and disclosure of confidential member information, including HIPAA and the Gramm-Leach-Bliley Act. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, whether by us or a third party, could have a material adverse effect on our business, reputation and results of operations.

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

Our profitability depends, to a significant degree, on our ability to predict and effectively manage health benefits expenses. If an act or acts of terrorism or a natural disaster (such as a major hurricane) or a medical epidemic were to occur in markets in which we operate, our business could suffer. The results of terrorist acts or natural disasters could lead to higher than expected medical costs, network and information technology disruptions, and other related factors beyond our control, which would cause our business to suffer. A widespread epidemic in a market could cause a breakdown in the medical care delivery system which could cause our business to suffer.

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

Purchase Agreement Litigation

On November 19, 2008, AMERIGROUP New Jersey, Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Centene Corporation (“Centene”) and its wholly-owned subsidiary, University Health Plans, Inc. (“UHP”), whereby AMERIGROUP New Jersey, Inc., would purchase certain assets of UHP related to its Medicaid business, including the right to serve UHP’s members who are beneficiaries of the New Jersey Medicaid program. Prior to the execution of the Purchase Agreement, the State of New Jersey announced that it would begin using periodic risk scores to establish the premium rates to be paid to managed care organizations with respect to their TANF and CHIP Medicaid members effective as of January 1, 2009. Prior to the execution of the Purchase Agreement, the State had neither disclosed its methodology for calculating the periodic risk score for TANF and CHIP beneficiaries applicable to each managed care organization nor the date on which the periodic rate scores would be announced.

Following execution of the Purchase Agreement but prior to closing, the State notified UHP of (a) its final periodic risk score for its TANF and CHIP Medicaid members; and (b) the amount of the corresponding premium rate reduction effective January 1, 2009. Upon learning of UHP’s final periodic risk score and the amount of the rate reduction, AMERIGROUP New Jersey, Inc., notified Centene and UHP in writing that: (i) the rate reduction constituted a Material Adverse Effect, as defined in the Purchase Agreement; (ii) the occurrence of a Material Adverse Effect was a breach of the representations and warranties of Centene and UHP in the Purchase Agreement; (iii) the absence of any Material Adverse Effect was a precondition to the obligation of AMERIGROUP New Jersey, Inc. to proceed to closing under the Purchase Agreement; and (iv) pursuant to the terms of the Purchase Agreement, Centene and UHP had ten days to cure the breach or AMERIGROUP New Jersey, Inc., would terminate the Purchase Agreement in accordance with its terms. Centene and UHP failed to cure the breach within the ten day period, and, on December 30, 2008, AMERIGROUP New Jersey, Inc. notified Centene and UHP in writing that the Purchase Agreement was terminated.

On January 8, 2009, Centene and UHP filed a civil action complaint (the “Complaint”) against AMERIGROUP New Jersey, Inc. and the Company in the Superior Court of New Jersey, Essex County, Chancery Division, Docket No. C-8-09. The Complaint asserts breach of contract and tortious interference with contractual relations claims against AMERIGROUP New Jersey, Inc. and the Company. The Complaint seeks specific performance compelling AMERIGROUP New Jersey, Inc. to perform its obligations under the Purchase Agreement, consequential and incidental damages to be determined at trial, and other relief as the court may deem just and proper.

On February 10, 2009, the Company and AMERIGROUP New Jersey, Inc. filed a Motion for Partial Dismissal of the Complaint and to Transfer Venue, seeking the dismissal of the tortious interference claims against both the Company and AMERIGROUP New Jersey, Inc., and the transfer of venue of the remaining cause of action in the Complaint from the Superior Court of New Jersey, Essex County, to the Superior Court of New Jersey, Middlesex County, the latter being the location of the executive offices of both AMERIGROUP New Jersey, Inc. and UHP.

The Company and AMERIGROUP New Jersey, Inc. believe that they have substantial defenses to these claims and will defend against them vigorously. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Risk Sharing Receivable

AMERIGROUP Texas, Inc. previously had an exclusive risk-sharing arrangement in the Fort Worth service area with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”),

which includes Cook Children’s Medical Center (“CCMC”), that expired by its own terms as of August 31, 2005. Under this risk-sharing arrangement the parties had an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. The contract with CCHCN prescribes reconciliation procedures all of which have been completed. CCHCN subsequently engaged external consultants to review all medical claim payments made for the 2005 contract year and the preliminary results challenged payments made on certain claims. The parties participated in voluntary non-binding mediation but were unable to resolve this matter. Following the conclusion of the mediation, on August 27, 2008, AMERIGROUP Texas, Inc. filed suit against CCHCN and CCPN in the District Court for the 153rd Judicial District in Tarrant County, Texas, case no. 153-232258-08, alleging breach of contract and seeking compensatory damages in the amount of $10.8 million plus pre- and post-judgment interest and attorney’s fees and costs. On October 3, 2008, CCHCN and CCPN filed a counterclaim against AMERIGROUP Texas, Inc. alleging breach of contract and seeking an amount to be determined at trial plus pre- and post-judgment interest and attorney’s fees and costs. A trial is set for September 14, 2009 and the parties are currently engaged in discovery.

The accompanying Consolidated Balance Sheet as of December 31, 2008, includes a receivable balance related to this issue. We believe that the amount at issue is a valid receivable and that we have a favorable legal position with respect to the above described litigation. However, we may incur significant costs in our efforts to reach a final resolution of this matter. Further, in the event that we are unable to resolve this matter in a favorable manner or obtain an outcome at trial resulting in payment in full to us, our results of operations may be adversely affected.

Other Litigation

Additionally, we are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of the information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our liquidity, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Our executive officers, their ages and positions as of February 23, 2009, are as follows:

Name	Age	Position

James G. Carlson	56	Chairman, President and Chief Executive Officer
James W. Truess	43	Executive Vice President and Chief Financial Officer
Richard C. Zoretic	50	Executive Vice President and Chief Operating Officer
Stanley F. Baldwin	60	Executive Vice President, General Counsel and Secretary
Nancy L. Grden	57	Executive Vice President
John E. Littel	44	Executive Vice President, External Relations
Mary T. McCluskey, M.D.	50	Executive Vice President and Chief Medical Officer
Margaret M. Roomsburg	49	Senior Vice President and Chief Accounting Officer
Leon A. Root, Jr.	55	Executive Vice President and Chief Information Officer
Linda K. Whitley-Taylor	45	Executive Vice President, Associate Services

James G. Carlson joined us in April of 2003 and serves as our Chairman, President and Chief Executive Officer. From April 2003 to August 2007, Mr. Carlson was our President and Chief Operating Officer. He has served on our Board of Directors since July 2007. Mr. Carlson has nearly 30 years of experience in health insurance, including having served as an Executive Vice President of UnitedHealth Group and President of its UnitedHealthcare business unit, which served more than 10 million members in HMO and PPO plans nationwide. Prior to joining us, Mr. Carlson co-founded Workscape, Inc. in 1999, a privately held provider of benefits and workforce management solutions, for which he also served as Chief Executive Officer and a Director.

James W. Truess joined us in July 2006 as Executive Vice President and Chief Financial Officer. Mr. Truess has more than nineteen years in the managed care industry, including the last eleven years as a chief financial officer. Prior to joining us, Mr. Truess served as Chief Financial Officer and Treasurer of Group Health Cooperative, a vertically integrated healthcare system that coordinates care and coverage to residents of Washington state and North Idaho, from 1997 to 2006. Mr. Truess is a CFA charterholder.

Richard C. Zoretic joined us in September of 2003 and serves as our Executive Vice President and Chief Operating Officer. From November 2005 to August 2007, he served as Executive Vice President, Health Plan Operations; and from September 2003 to November 2005, Mr. Zoretic was our Chief Marketing Officer. Mr. Zoretic has more than 28 years in healthcare and insurance, having served as Senior Vice President of Network Operations and Distributions at CIGNA Dental Health from February 2003 to August 2003. Previously, he served in a variety of leadership positions at UnitedHealthcare, including Regional Operating President of United’s Mid-Atlantic operations and Senior Vice President of Corporate Sales and Marketing.

Stanley F. Baldwin joined us in 1997 and serves as our Executive Vice President, General Counsel and Secretary. Mr. Baldwin is licensed to practice law in Virginia, Tennessee and Texas. Mr. Baldwin has more than 27 years of experience representing healthcare companies, 24 of which have been devoted to managed care. Prior to joining the Company, Mr. Baldwin served as a senior officer and general counsel of Epic Holdings, Inc., EQUICOR — Equitable HCA Corporation and CIGNA Healthplans, Inc.

Nancy L. Grden joined us in 2001 and serves as Executive Vice President. Ms. Grden was Founder and President of Avenir, LLC, providing consulting and interim executive services to new ventures, as well as Chief Executive Officer for Lifescape, LLC, a web-based behavioral health services company for employers and providers. Ms. Grden also served as Executive Vice President and Chief Marketing Officer for FHC Health Systems, parent company of ValueOptions, Inc. Previously, Ms. Grden was Executive Vice President, Marketing Services for NationsBank, before the firm became part of Bank of America.

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

Mary T. McCluskey, M.D. joined us in September 2007 as Executive Vice President and Chief Medical Officer. From 1999 to 2007, Dr. McCluskey served in a variety of senior medical positions with Aetna Inc., a leading diversified healthcare benefits company, most recently as Chief Medical Officer, Northeast Region. Her previous positions at Aetna Inc., included National Medical Director/Head of Clinical Cost Management and Senior Regional Medical Director, Southeast Region.

Margaret M. Roomsburg joined us in 1996 and has served as our Senior Vice President and Chief Accounting Officer since February 1, 2007. Previously, Ms. Roomsburg served as our Controller. Prior to joining us, Ms. Roomsburg was the Director of Finance for Value Options, Inc. Ms. Roomsburg is a certified public accountant.

Leon A. Root, Jr. joined us in May 2002 as a Senior Vice President and Chief Technology Officer and has served as our Executive Vice President and Chief Information Officer since June 2003. Prior to joining us, Mr. Root served as Chief Information Officer at Medunite, Inc., a private e-commerce company founded by Aetna Inc., Cigna Corp., PacifiCare Health Systems and five other national managed care companies.

Linda K. Whitley-Taylor joined us in January 2008 and serves as our Executive Vice President, Associate Services. Prior to joining us, Ms. Whitley-Taylor was Senior Vice President, Human Resources Operations with Genworth Financial, a leading global financial security company and former division of General Electric, where she was employed for nineteen years.

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

The following table sets forth the range of high and low sales prices for our common stock for the period indicated.

	High	Low

2008
First quarter	$41.00	$25.83
Second quarter	29.51	20.77
Third quarter	28.51	19.92
Fourth quarter	29.68	16.02
December 31, 2008 Closing Sales Price	$29.52

2007
First quarter	$39.44	$29.63
Second quarter	32.95	23.35
Third quarter	35.38	23.40
Fourth quarter	38.39	32.85

On February 19, 2009, the last reported sales price of our common stock was $30.13 per share as reported on the NYSE. As of February 19, 2009, we had 59 shareholders of record.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operation of our business. Also, under the terms of our Credit Agreement, we are limited in the amount of dividends that we may pay to our stockholders without the consent of our lenders. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

In addition, our ability to pay dividends is dependent on receiving cash dividends from our subsidiaries. Generally, state insurance regulations limit the ability of our subsidiaries to pay dividends to us.

In 2008, our Board of Directors authorized and approved a stock repurchase program whereby we may repurchase up to two million shares of our common stock, subject to limits imposed by our Credit Agreement and otherwise. Pursuant to this share repurchase program, we repurchased 1,163,027 shares of our common stock and placed them into treasury during the year ended December 31, 2008 for a total cost of approximately $30.6 million. As of December 31, 2008, the Company’s share repurchase program had approximately 0.8 million shares remaining under the limit authorized to be repurchased. In February 2009, our Board of Directors authorized the repurchase of an additional three million shares under the program. Stock repurchases may be made from time to time in the open market or in privately negotiated transactions and will be funded from unrestricted cash. We have adopted written plans pursuant to Rule 10b5-1 of the Exchange Act to effect the repurchase of a portion of shares authorized. The number of shares repurchased and the timing of the repurchases are based on the level of available cash, limitations imposed by our Credit Agreement and other factors, including market conditions, the terms of any applicable Rule 10b5-1 plans, and self-imposed blackout periods. There can be no assurances as to the exact number or aggregate value of shares that will be repurchased. The repurchase program may be suspended or discontinued at any time or from time to time without prior notice.

Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the period from December 31, 2003 to December 31, 2008. The graph assumes an initial investment of $100 in the Company’s common stock and in each of the indices.

The Current Year Peers index consists of Aetna Inc. (AET), Centene Corp. (CNC), Cigna Corp. (CI), Coventry Health Care Inc. (CVH), Health Net Inc. (HNT), HealthSpring Inc. (HS), Humana Inc. (HUM), Magellan Health Services Inc. (MGLN), Molina Healthcare Inc. (MOH), Unitedhealth Group Inc. (UNH), Wellcare Health Plans Inc. (WCG), and WellPoint Inc. (WLP). Over the past several years , the number of companies in our peer group has been reduced through industry consolidation. As a result, in 2008, we added Aetna, Inc., CIGNA, Corp., HealthSpring, Inc., UnitedHealth Group, Inc. and WellPoint, Inc. to our Industry Peer Group.

The Prior Year Peers index consists of Centene Corp. (CNC), Coventry Health Care Inc. (CVH), Health Net Inc. (HNT), Humana Inc. (HUM), Magellan Health Services Inc. (MGLN), Molina Healthcare Inc. (MOH), Pacificare Health Systems (PHS), Sierra Health Services (SIE), Wellcare Health Plans Inc. (WCG) and Wellchoice Inc. (WC). Due to UnitedHealth Group, Inc.’s acquisition of PHS, PHS ceased trading on the NYSE as of December 21, 2005. Due to WellPoint Inc.’s acquisition of WC, WC ceased trading on the NYSE on December 28, 2005. Both of these peers have been removed from the peer index on the day the stock ceased trading. In calculating the cumulative total stockholder return of the peer group index, the returns of each of the peer group companies have been weighted according to their relative stock market capitalizations.

	Value of $100 Invested Over Past 5 Years
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
AMERIGROUP Corporation	100	$177.40	$91.25	$168.30	$170.93	$138.43

S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53

Current Year Peers	100	150.37	214.94	202.92	231.43	104.54

Prior Year Peers	100	136.72	208.38	209.05	238.65	95.48

Proceeds of Equity Securities by the Issuer and Affiliated Purchasers

Set forth below is information regarding the Company’s stock repurchases during the three months ended December 31, 2008:

				Maximum number
				(or Approximate
			Total number of	Dollar Value) of
		Average	Shares (or Units	Shares (or Units)
	Total Number of	Price Paid	Purchased as Part of	that May Yet Be
	Shares (or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs (2)	Plans or Programs (2)

October 1 — October 31, 2008	40,860	$22.53	40,860	1,116,271
November 1 — November 30, 2008 (1)	165,875	23.56	165,070	951,201
December 1 — December 31, 2008	114,228	25.82	114,228	836,973

Total	320,963	$24.23	320,158	836,973

(1)	Our 2005 Equity Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During November 2008, certain employees elected to tender shares to the Company in payment of related withholding taxes upon vesting of restricted stock.

(2)	Share repurchased during the three months ended December 31, 2008 were purchased as part of the Company’s existing authorized share repurchase program. On August 7, 2008, the Company entered into a trading plan in accordance with Rule 10b5-1 of the Exchange Act, to facilitate repurchases of its common stock pursuant to its share repurchase program (“the August Trading Plan”). The August Trading Plan became effective on September 8, 2008 and expired on January 10, 2009. On November 10, 2008, the Company entered into an additional Rule 10b5-1 plan (“the November 2008 Trading Plan”). The November 2008 Trading Plan became effective on January 1, 2009 and expires on December 31, 2009 unless terminated earlier in accordance with its terms. On February 11, 2009, our Board of Directors authorized the repurchase of an additional three million shares under the program.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in connection with the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Selected financial data as of and for each of the years in the five-year period ended December 31, 2008 are derived from our Consolidated Financial Statements, which have been audited by KPMG LLP, independent registered public accounting firm. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect the two-for-one stock split effective January 18, 2005.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Statement of Operations Data:
Revenues:
Premium	$4,444,623	$3,872,210	$2,795,810	$2,311,599	$1,813,391
Investment income and other	71,383	73,320	39,279	18,310	10,340

Total revenues	4,516,006	3,945,530	2,835,089	2,329,909	1,823,731

Expenses:
Health benefits	3,618,261	3,216,070	2,266,017	1,957,196	1,469,097
Selling, general and administrative	607,897	499,000	369,896	258,446	191,915
Litigation settlement	234,205	—	—	—	—
Depreciation and amortization	37,385	31,604	25,486	26,948	20,750
Interest	11,170	12,291	608	608	731

Total expenses	4,508,918	3,758,965	2,662,007	2,243,198	1,682,493

Income before income taxes	7,088	186,565	173,082	86,711	141,238
Income tax expense	57,750	70,115	65,976	33,060	55,224

Net (loss) income	$(50,662)	$116,450	$107,106	$53,651	$86,014

Basic net (loss) income per share	$(0.96)	$2.21	$2.07	$1.05	$1.73

Weighted average number of shares outstanding	52,816,674	52,595,503	51,863,999	51,213,589	49,721,945

Diluted net (loss) income per share	$(0.96)	$2.16	$2.02	$1.02	$1.66

Weighted average number of common shares and dilutive potential common shares outstanding	52,816,674	53,845,829	53,082,933	52,857,682	51,837,579

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents and short and long-term investments	$1,337,423	$1,067,294	$776,273	$587,106	$612,059
Total assets	1,964,965	2,088,621	1,345,695	1,093,588	919,850
Long-term debt, less current portion	303,826	361,458	—	—	—
Total liabilities	1,114,487	1,174,714	577,110	452,034	351,138
Stockholders’ equity	850,478	913,907	768,585	641,554	568,712

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, CHIP, Medicaid expansion and Medicare Advantage programs. We were founded in December 1994 with the objective of becoming the leading managed care organization in the U.S. focused on serving people who receive these types of benefits. We continue to believe that managed healthcare remains the only proven mechanism that improves health outcomes for our members while helping our government customers manage the fiscal viability of their healthcare programs.

Summary Highlights for the Year Ended December 31, 2008

•	Total revenues increased to $4.5 billion, or 14.5% over the year ended December 31, 2007;

•	Risk membership increased to 1,579,000, or 3.3% compared to that as of December 31, 2007;

•	Began serving individuals in New Mexico’s CoLTS program in August 2008;

•	Expanded geographic coverage in four new counties in Florida, effective October 1, 2008, and retained all existing counties for the Florida Healthy Kids program through a competitive bidding process;

•	Entered into an agreement to provide Medicaid managed care services to TANF and CHIP populations in Nevada beginning February 1, 2009;

•	Concluded our ASO contract in West Tennessee effective October 31, 2008;

•	Exited the District of Columbia market effective June 30, 2008;

•	Entered into an agreement to sell the rights to provide managed care services under our South Carolina subsidiary’s Medicaid contract; and

•	Reached a comprehensive settlement agreement concluding the civil qui tam litigation relating to certain marketing practices of the Company’s former Illinois subsidiary.

Revenue Growth in 2008

Premium Revenue

Our premium revenue increased approximately $572.4 million or 14.8% for the year ended December 31, 2008, primarily due to the full year impact of operations in Tennessee whose contract began in April 2007 as well as premium rate increases and yield increases resulting from membership mix changes in that market. This includes the impact of a $35.5 million retroactive premium rate adjustment in Tennessee received in 2008, which related to operations in 2007. Additionally, our entry into the New Mexico market, under the CoLTS program beginning in August 2008, contributed significantly to premium growth in 2008. The remaining growth in 2008 is a result of premium rate increases, including a retroactive premium rate adjustment in Georgia of approximately $10.4 million related to operations in 2007, and yield increases resulting from changes in membership mix across many of our markets.

As of December 31, 2008, our total membership decreased by 132,000 members, or 7.7%, to 1,579,000 members. This decrease resulted primarily from the conclusion of our operations in West Tennessee effective October 31, 2008, under which we provided ASO services to approximately 170,000 members as of December 31, 2007. Our risk membership increased to 1,579,000 as of December 31, 2008 compared to 1,528,000 as of December 31, 2007, or 3.3%. This increase is primarily a result of growth in our Florida, Maryland and South Carolina markets, in addition to our entry into the New Mexico market.

The current economic recession has and is expected to continue to put pressure on state budgets as tax and other state revenues decrease while the Medicaid eligible population increases creating more need for funding. We anticipate this will require the government agencies with whom we contract to find funding alternatives, which may result in reductions in funding for current programs and program expansions, contraction of covered benefits, limited or no premium rate increases or premium rate decreases. These or other similar actions could materially adversely affect our results of operations and liquidity in future periods.

Additionally, recent actions by the Federal government, including the CHIP program expansion and the American Recovery and Reinvestment Act of 2009 that temporarily increased the FMAP match rate to state Medicaid programs, will have an impact on publicly sponsored healthcare programs; however it is too early to determine to what extent, if any, these actions will impact the programs in the states in which we operate. We can make no assurance that these actions will be favorable to our results of operations or financial condition in future periods.

Investment Income and Other Revenue

Our investment portfolio generated approximately $50.9 million in pre-tax income for the year ended December 31, 2008 compared to $68.7 million in 2007. The decrease is primarily a result of declining investment yields over the period due to changes in interest rates in the current economic recession. We anticipate that interest rates will remain at or below the current rates as of December 31, 2008 for the foreseeable future which would result in reduced returns on our investment portfolio. The performance of our portfolio is interest rate driven, and consequently, changes in interest rates affects our investment returns on, and the market value of our portfolio. This factor or any further disruptions in the credit markets could materially adversely affect our results of operations or liquidity in future periods.

Other revenue of approximately $20.5 million and $4.6 million for the years ended December 31, 2008 and 2007, respectively, resulted primarily from our ASO contract in West Tennessee. This contract terminated on October 31, 2008.

Operating Costs

Health benefits expenses

Expenses relating to health benefits for the year ended December 31, 2008, increased $402.2 million, or 12.5%, to $3.6 billion compared to $3.2 billion for the year ended December 31, 2007. However, our HBR decreased to 81.4% for the year ended December 31, 2008 versus 83.1% for the prior year. The decrease in HBR was primarily as a result of retroactive premium rate adjustments in Tennessee and Georgia totaling approximately $45.9 million in addition to premium rate increases and yield increases resulting from membership mix changes in other markets.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $108.9 million, or 21.8%, for the year ended December 31, 2008 compared to 2007. Our SG&A ratio for the year ended December 31, 2008 was 13.5% compared to 12.6% for 2007. The increase in SG&A ratio was primarily a result of an increase in experience rebate expense in Texas due to favorable results in that market. The increase in SG&A expenses is a result of the increase in this expense as well as increases in salaries and benefits primarily due to wage rate increases, increase in employee healthcare benefit expenses and increased earnings-based compensation as a result of favorable operating performance in 2008.

Qui Tam Litigation Settlement

On August 13, 2008, we finalized the settlement of qui tam litigation relating to certain marketing practices of our former Illinois health plan for a cash payment of $225.0 million without any admission of wrongdoing by the Company or its subsidiaries or affiliates. We also paid approximately $9.2 million to the Relator for legal fees. Both payments were made during the three months ended September 30, 2008. As a result, we recorded a one-time expense in the amount of $234.2 million in the year ended December 31, 2008 and reported a net loss. Net of the related tax benefit, our earnings were reduced $199.6 million or $3.78 per diluted share.

Opportunities for Future Membership Growth

New Mexico

On August 1, 2008, our New Mexico subsidiary, AMERIGROUP New Mexico, Inc., began serving individuals in New Mexico’s new CoLTS program in six counties in the Metro/Central region: Bernalillo, Sandoval, Torrance, Valencia, Santa Fe and Los Alamos. In November 2008, the second phase of membership expanded coverage to include the Southwest region. The remaining regions will phase in during 2009, ultimately expanding coverage statewide. We were one of two organizations chosen to participate in New Mexico’s CoLTS program that will provide coverage to approximately 38,000 members statewide upon completion of the program roll-out. As of December 31, 2008, we served approximately 11,000 members in New Mexico.

The CoLTS program is designed to coordinate long-term care for individuals by bringing together a full range of healthcare services, from highly specialized hospital and institutional care to community-based support services that currently are fragmented and may not be easily available to those who need them. Populations enrolled in this program include: the Disabled and Elderly waiver program; Medicaid Personal Care Option program; residents of nursing facilities; dual eligible beneficiaries who have not yet accessed the system of long-term services in the state; and certain qualified individuals with brain injuries.

As a statewide mandatory program, CoLTS encompasses rural and Native American communities, as well as the State’s urban population. A joint endeavor by the New Mexico Department of Aging and Long-Term Care Services and the Department of Human Services, CoLTS is designed to empower individual consumers of healthcare and to produce long-term cost savings.

Nevada

On February 1, 2009, our Nevada subsidiary, AMERIGROUP Nevada, Inc., began serving approximately 50,000 TANF and CHIP members under a contract to provide Medicaid managed care services through June 30, 2011. We are one of two organizations that together contract to provide managed care services to approximately 100,000 members across the Urban Washoe and Urban Clark county service areas.

We can make no assurance that our entry into these markets will be favorable to our results of operations or financial condition in future periods.

Business Strategy

A significant portion of our current membership has resulted from acquisitions. We periodically evaluate acquisition opportunities to determine if they align with our business strategy. We continue to believe acquisitions can be an important part of our long-term growth strategy. We also have a disciplined approach to evaluating the operating performance of our existing markets to determine whether to exit or continue operating in each market. As a result, in the past we have and may in the future decide to exit certain markets if they do not align with our long-term business goals.

Other Market Updates

South Carolina

In November 2008, we entered into an agreement to sell substantially all of the assets of AMERIGROUP Community Care of South Carolina, Inc. This transaction is expected to close in the first quarter of 2009. AMERIGROUP Community Care of South Carolina, Inc., served approximately 16,000 members in South Carolina as of December 31, 2008.

West Tennessee

Our ASO arrangement for the West Tennessee region terminated on October 31, 2008 pursuant to its terms. However, we have certain claims run-out and transition obligations that will continue into 2009. Additionally, we received a purchase price adjustment that reduced the purchase price by $1.5 million for early termination of the ASO contract which was recorded as an adjustment to goodwill. The resulting goodwill of $6.5 million, or $0.08 per diluted share net of the related income tax effect for the year ended December 31, 2008, was written off to selling, general and administrative expenses. Additional costs recorded and to be recorded to discontinue operations in West Tennessee are not material.

District of Columbia

On March 10, 2008, AMERIGROUP Maryland, Inc. d/b/a AMERIGROUP Community Care of the District of Columbia was notified that it was one of four successful bidders in the reprocurement of the District of Columbia’s Medicaid managed care business for the contract period beginning May 1, 2008. On April 2, 2008, AMERIGROUP Maryland, Inc. elected not to participate in the District’s new contract due to premium rate and programmatic concerns. Accordingly, its contract with the District of Columbia, as amended, terminated on June 30, 2008. As a result of exiting this market, we have written off acquired goodwill of $2.3 million or $0.03 per diluted share, net of the related income tax effect as of the year ended December 31, 2008. Additional costs recorded and to be recorded to discontinue operations are not material.

Contingencies

Item 3.	Legal Proceedings

Purchase Agreement Litigation

On November 19, 2008, AMERIGROUP New Jersey, Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Centene Corporation (“Centene”) and its wholly-owned subsidiary University Health Plans, Inc. (“UHP”), whereby AMERIGROUP New Jersey, Inc., would purchase certain assets of UHP related to its Medicaid business, including the right to serve UHP’s members who are beneficiaries of the New Jersey Medicaid program. Prior to the execution of the Purchase Agreement, the State of New Jersey announced that it would begin using periodic risk scores to establish the premium rates to be paid to managed care organizations with respect to their TANF and CHIP Medicaid members effective as of January 1, 2009. Prior to the execution of the Purchase Agreement, the State had neither disclosed its methodology for calculating the periodic risk score for TANF and CHIP beneficiaries applicable to each managed care organization nor the date on which the periodic rate scores would be announced.

Following execution of the Purchase Agreement but prior to closing, the State notified UHP of (a) its final periodic risk score for its TANF and CHIP Medicaid members; and (b) the amount of the corresponding premium rate reduction effective January 1, 2009. Upon learning of UHP’s final periodic risk score and the amount of the rate reduction, AMERIGROUP New Jersey, Inc., notified Centene and UHP in writing that: (i) the rate reduction constituted a Material Adverse Effect, as defined in the Purchase Agreement; (ii) the occurrence of a Material Adverse Effect was a breach of the representations and warranties of Centene and UHP in the Purchase Agreement; (iii) the absence of any Material Adverse Effect was a precondition to the obligation of AMERIGROUP New Jersey, Inc. to proceed to closing under the Purchase Agreement; and (iv) pursuant to the terms of the Purchase Agreement, Centene and UHP had ten days to cure the breach or AMERIGROUP New Jersey, Inc., would terminate the Purchase Agreement in accordance with its terms. Centene and UHP failed to cure the breach within the ten day period, and, on December 30, 2008, AMERIGROUP New Jersey, Inc. notified Centene and UHP in writing that the Purchase Agreement was terminated.

On January 8, 2009, Centene and UHP filed a civil action complaint (the “Complaint”) against AMERIGROUP New Jersey, Inc. and the Company in the Superior Court of New Jersey, Essex County, Chancery Division, Docket No. C-8-09. The Complaint asserts breach of contract and tortious interference with contractual relations claims against AMERIGROUP New Jersey, Inc. and the Company. The Complaint seeks specific performance compelling AMERIGROUP New Jersey, Inc. to perform its obligations under the Purchase Agreement, consequential and incidental damages to be determined at trial, and other relief as the court may deem just and proper.

On February 10, 2009, the Company and AMERIGROUP New Jersey, Inc. filed a Motion for Partial Dismissal of the Complaint and to Transfer Venue, seeking the dismissal of the tortious interference claims against both the Company and AMERIGROUP New Jersey, Inc., and the transfer of venue of the remaining cause of action in the Complaint from the Superior Court of New Jersey, Essex County, to the Superior Court of New Jersey, Middlesex County, the latter being the location of the executive offices of both AMERIGROUP New Jersey, Inc. and UHP.

The Company and AMERIGROUP New Jersey, Inc. believe that they have substantial defenses to these claims and will defend against them vigorously. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Risk Sharing Receivable

AMERIGROUP Texas, Inc. previously had an exclusive risk-sharing arrangement in the Fort Worth service area with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”), which includes Cook Children’s Medical Center (“CCMC”), that expired by its own terms as of August 31, 2005. Under this risk-sharing arrangement the parties had an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. The contract with CCHCN prescribes reconciliation procedures all of which have been completed. CCHCN subsequently engaged external consultants to review all medical claim payments made for the 2005 contract year and the preliminary results challenged payments made on certain claims. The parties participated in voluntary non-binding mediation but were unable to resolve this matter. Following the conclusion of the mediation, on August 27, 2008, AMERIGROUP Texas, Inc. filed suit against CCHCN and CCPN in the District Court for the 153rd Judicial District in Tarrant County, Texas, case no. 153-232258-08, alleging breach of contract and seeking compensatory damages in the amount of $10.8 million plus pre- and post-judgment interest and attorney’s fees and costs. On October 3, 2008, CCHCN and CCPN filed a counterclaim against AMERIGROUP Texas, Inc. alleging breach of contract and seeking an amount to be determined at trial plus pre- and post-judgment interest and attorney’s fees and costs. A trial is set for September 14, 2009 and the parties are currently engaged in discovery.

The accompanying Consolidated Balance Sheet as of December 31, 2008, includes a receivable balance related to this issue. We believe that the amount at issue is a valid receivable and that we have a favorable legal position with respect to the above described litigation. However, we may incur significant costs in our efforts to reach a final resolution of this matter. Further, in the event that we are unable to resolve this matter in a favorable manner or obtain an outcome at trial resulting in payment in full to us, our results of operations may be adversely affected.

Other Litigation

Additionally, we are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of the information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our liquidity, financial condition or results of operations.

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

Revenue recognition

We generate revenues primarily from premiums and ASO fees we receive from the states in which we operate to arrange for healthcare services for our TANF, CHIP, ABD and FamilyCare members. We receive premiums from CMS for our Medicare Advantage members. We recognize premium and ASO fee revenue during the period in which we are obligated to provide services to our members. A fixed amount per member per month is paid to us to arrange for healthcare services for our members pursuant to our contracts in each of our markets. These premium payments are based upon eligibility lists produced by the government agencies with whom we contract. Errors in this eligibility determination on which we rely can result in positive and negative revenue adjustments to the extent this information is adjusted by the state. Adjustments to eligibility data received from these government agencies result from retroactive application of enrollment or disenrollment of members or classification changes of members between rate categories that were not known by us in previous months due to timing of the receipt of data or errors in processing by the government agencies. These changes, while common, are not generally large. Retroactive adjustments to revenue for corrections in eligibility data are recorded in the period in which the information becomes known. We estimate the amount of outstanding retroactivity each period and adjust premium revenue accordingly, if appropriate. Historically, the impact of these adjustments has represented less than 1% of annual revenue, which results in a negligible impact on annual earnings as changes in revenue are typically accompanied by corresponding changes in the related health benefits expense. We believe this historical experience represents what is reasonably likely to occur in future periods.

In all of the states in which we operate, except New Mexico, Tennessee and Virginia, we are eligible to receive supplemental payments to offset the health benefits expenses associated with the birth of a baby. Each state contract is specific as to what is required before payments are collectible. Upon delivery of a baby, each state is notified according to our contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member based on our authorization system for these services. Changes in authorization and claims data used to estimate supplemental revenues can occur as a result of changes in eligibility noted above or corrections of errors in the underlying data. Adjustments to revenue for corrections to authorization and claims data are recorded in the period in which the corrections become known. Historically, the impact of these adjustments has represented less than 1% of annual revenue, which results in a negligible impact on annual earnings as changes in revenue are typically accompanied by corresponding changes in the related health benefits expense. We believe this historical experience represents what is reasonably likely to occur in future periods.

Estimating health benefits expense and claims payable

The most judgmental accounting estimate in our Consolidated Financial Statements is our liability for medical claims payable. At December 31, 2008, this liability was $536.1 million and represented 48% of our total consolidated liabilities. Included in this liability and the corresponding health benefits expenses for IBNR claims are the estimated costs of processing such claims. Health benefits expenses have two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses.

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

We do not believe that completion factors are fully credible for estimating claims incurred for the most recent two to three months which constitute the majority of the amount of the medical claims payable. Accordingly, we estimate health benefits expenses incurred by applying observed medical cost trend factors to the average per member per month (“PMPM”) medical costs incurred in a more complete time period. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months for which more complete claim data is available. The average PMPM is also adjusted for known changes in hospital authorization data, provider contracting changes, changes in benefit levels, age and gender mix of members, and seasonality. The incurred estimates resulting from the analysis of completion factors, medical cost trend factors and other known changes are weighted together using actuarial judgment.

Many aspects of the managed care business are not predictable with consistency. These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our members in our assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitated, as opposed to a fee-for-service, basis. These considerations are aggregated in the medical cost trend. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately establish estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management is required to use considerable judgment in the selection of health benefits expense trends and other actuarial model inputs.

Completion factors are the most significant factors we use in developing our medical claims payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical claims payable estimates for those periods as of December 31, 2008:

Completion Factor	Increase (Decrease) in
Increase (Decrease) in Factor	Medical Claims Payable(1)
(In millions)

(0.50)%	$42.0
(0.25)%	$21.0
0.25%	$(21.0)
0.50%	$(42.0)

(1)	Reflects estimated potential changes in health benefits expenses and medical claims payable caused by changes in completion factors used in developing medical claims payable estimates for older periods, generally periods prior to the most recent three months.

Medical cost PMPM trend factors are the most significant factors we use in estimating our medical claims payable for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical claims payable estimates for the most recent three months as of December 31, 2008:

Medical Cost PMPM Trend	Increase (Decrease) in
Increase (Decrease) in Factor	Medical Claims Payable(1)
(In millions)

5.0%	$6.5
2.5%	$3.2
(2.5)%	$(3.2)
(5.0)%	$(6.5)

(1)	Reflects estimated potential changes in health benefits expenses and medical claims payable caused by changes in medical costs PMPM trend data used in developing medical claims payable estimates for the most recent three months.

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

We continually monitor and adjust the medical claims payable and health benefits expense based on subsequent paid claims activity. If it is determined that our assumptions regarding medical cost trends and utilization are significantly different than actual results, our results of operations, financial position and liquidity could be impacted in future periods. Adjustments of prior year estimates may result in additional health benefits expense or a reduction of health benefits expense in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to medical claims payable occur each quarter and are sometimes significant as compared to the net income recorded in that quarter. Prior period development is recognized immediately upon the actuaries’ judgment that a portion of the prior period liability is no longer needed or that an additional liability should have been accrued.

The following table presents the components of the change in medical claims payable for the three years ended December 31 (in thousands):

	2008	2007	2006

Medical claims payable as of January 1	$541,173	$385,204	$348,679
Health benefits expenses incurred during the year:
Related to current year	3,679,107	3,284,302	2,328,863
Related to prior years	(60,846)	(68,232)	(62,846)

Total incurred	3,618,261	3,216,070	2,266,017
Health benefits payments during the year:
Related to current year	3,197,732	2,769,331	1,971,505
Related to prior years	425,595	290,770	257,987

Total payments	3,623,327	3,060,101	2,229,492

Medical claims payable as of December 31	$536,107	$541,173	$385,204

Current year medical claims paid as a percent of current year health benefits expenses incurred	86.9%	84.3%	84.7%

Health benefits expenses incurred related to prior years as a percent of prior year medical claims payable as of December 31	(11.2)%	(17.7)%	(18.0)%

Health benefits expenses incurred related to prior years as a percent of the prior year’s health benefits expenses related to current year	(1.9)%	(2.9)%	(3.2)%

Health benefits expenses incurred during the year, was reduced by approximately $60.8 million and $68.2 million for the years ended December 31, 2008 and 2007, respectively, for amounts related to prior years. As noted above, the actuarial standards of practice generally require that the liabilities established for IBNR be sufficient to cover obligations under an assumption of moderately adverse conditions. We did not experience moderately adverse conditions in either period. Therefore included in the amounts related to prior years are approximately $37.3 million and $30.4 million for the years ended December 31, 2008 and 2007, respectively, related to amounts included in the medical claims payable as of January 1 of each respective year in order to establish the liability at a level adequate for moderately adverse conditions. The increase in the absolute dollar value of this estimate for the year ended December 31, 2008 compared to the year ended December 31, 2007, is due to the increased value of the medical claims payable on which this assumption is applied.

The remaining reduction in health benefits expenses incurred during the year, related to prior years, of approximately $23.5 million and $37.8 million for the years ended December 31, 2008 and 2007, respectively, primarily resulted from obtaining more complete claims information for claims incurred for dates of service in the prior years. We refer to these amounts as net reserve development. Claims processing initiatives yielded increased claim payment recoveries and coordination of benefits in 2008 and 2007 related to prior year dates of services for both periods. These recoveries also caused our actuarial estimates to include faster completion factors than were originally established. The faster completion factors account for the remaining net favorable reserve development in each respective period.

Health benefits expenses incurred during the year, related to prior years, for the year ended December 31, 2006 was approximately $62.8 million which includes approximately $25.9 million that was included in the medical claims payable as of January 1, 2006 in order to establish the liability at a level adequate for moderately adverse conditions. We did not experience moderately adverse conditions. The remaining reduction in health benefits expenses incurred during the year, related to prior years, of approximately $36.9 million was due to cost trends not remaining at elevated levels as previously anticipated.

Establishing the liabilities for IBNR, associated with health benefits expenses incurred during a year, related to that current year, at a level sufficient to cover obligations under an assumption of moderately adverse conditions will cause incurred health benefits expenses for that current year to be higher than if IBNR was established without sufficiency for moderately adverse conditions. In the above table, the health benefits expenses incurred during the year related to the current year include an assumption to cover moderately adverse conditions.

Also included in medical claims payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to contracted providers under risk-sharing arrangements.

Premium Deficiency Reserves

In addition to incurred but not paid claims, the liability for medical claims payable includes reserves for premium deficiencies, if appropriate. Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums and investment income on existing medical insurance contracts. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. We did not have any premium deficiency reserves at December 31, 2008.

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

After tax returns for the applicable year are filed, the estimated tax liability is adjusted to the actual liability per the filed Federal and state tax returns. Historically, we have not experienced significant differences between our estimates of tax liability and our actual tax liability.

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

The qui tam litigation settlement payment had a significant impact on tax expense and the effective tax rate for 2008 due to the fact that a portion of the settlement payment is not deductible for income tax purposes. At December 31, 2008, the estimated tax benefit associated with the qui tam settlement payment was approximately $34.6 million. The Company has requested a pre-filing agreement with the IRS regarding the tax treatment of the qui tam settlement. As the Company works to resolve this issue with the IRS, it is possible that there will be changes to the tax benefit associated with the qui tam settlement that will have a material impact on income tax expense and the effective tax rate in future accounting periods.

For further information, please reference Note 7 to our audited Consolidated Financial Statements as of and for the year ended December 31, 2008 included in this Form 10-K.

Goodwill and intangible assets

The valuation of goodwill and intangible assets at acquisition requires assumptions regarding estimated discounted cash flows and market analyses. These assumptions contain uncertainties because they require management to use judgment in selecting the assumptions and applying the market analyses to the individual acquisitions. Additionally, impairment evaluations require management to use judgment to determine if impairment of goodwill and intangible assets is apparent. We have applied a consistent methodology in both the original valuation and subsequent impairment evaluations for all goodwill and intangible assets resulting from acquisitions occurring since the adoption of FASB Statement No. 142 Goodwill and Other Intangible Assets. We do not anticipate any changes to that methodology, nor has any impairment loss resulted from our analyses other than that recognized in connection with discontinued operations in West Tennessee and the District of Columbia as noted above. If the assumptions used to evaluate the value of goodwill and intangible assets change in the future, an impairment loss may be recorded and it could be material to our results of operations in the period in which the impairment loss occurs.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FASB Statement No. 157”). FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements. The Company has adopted the provisions of FASB Statement No. 157 as of January 1, 2008, for financial instruments. Although the adoption of FASB Statement No. 157 did not materially impact our financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

FASB Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In October 2008, the FASB issued FASB Staff Position 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of FASB Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Company’s assumptions underlying our adoption of FASB Statement No. 157 were not materially impacted by the provisions of FSP 157-3. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), delays the effective date of FASB Statement No. 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis which would include the following:

•	Initial measurement of employee termination benefits incurred;

•	Initial measurement of intangible assets acquired in business combinations; and

•	Measurement of long-lived assets upon recognition of an impairment charge.

We did not have any material transactions related to these types of nonfinancial assets and nonfinancial liabilities to which the provisions of FASB Statement No. 157 would apply during the year ended December 31, 2008. Additionally, the provisions of FASB Statement No. 157 were not applied to fair value measurements of nonfinancial assets and nonfinancial liabilities measured at fair value to determine the amount of goodwill impairment, if any.

On January 1, 2009, the Company will be required to apply the provisions of FASB Statement No. 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is in the process of evaluating the impact, if any, of applying these provisions on its financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position (“FSP APB 14-a”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-a requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-a is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively to prior periods. FSP APB 14-a will change the accounting treatment for our $260.0 million 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007. The impact of this new accounting treatment will be significant to our results of operations and will result in an increase to non-cash interest expense beginning in 2009 for financial statements covering past and future periods. We estimate that our 2007, 2008 and 2009 reported earnings per diluted share will decrease by approximately $0.08, $0.11 and $0.12, respectively, as a result of the adoption of FSP APB 14-a.

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

Results of Operations

The following table sets forth selected operating ratios for the years ended December 31, 2008, 2007 and 2006. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

	Years Ended December 31,
	2008	2007	2006

Premium revenue	98.4%	98.1%	98.6%
Investment income and other	1.6	1.9	1.4

Total revenues	100.0%	100.0%	100.0%

Health benefits(1)	81.4%	83.1%	81.1%
Selling, general and administrative expenses	13.5%	12.6%	13.0%
Income before income taxes	0.2%	4.7%	6.1%
Net (loss) income	(1.1)%	3.0%	3.8%

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Summarized comparative financial information for the years ending December 31, 2008, 2007 and 2006 are as follows ($ in millions, except per share data) (totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal):

	Years Ended December 31,			Years Ended December 31,
			% Change			% Change
	2008	2007	2008-2007	2007	2006	2007-2006

Revenues:
Premium	$4,444.6	$3,872.2	14.8%	$3,872.2	$2,795.8	38.5%
Investment income and other	71.4	73.3	(2.6)%	73.3	39.3	86.7%

Total revenues	4,516.0	3,945.5	14.5%	3,945.5	2,835.1	39.2%
Expenses:
Health benefits	3,618.3	3,216.1	12.5%	3,216.1	2,266.0	41.9%
Selling, general and administrative	607.9	499.0	21.8%	499.0	369.9	34.9%
Litigation settlement	234.2	—	*	—	—	—
Depreciation and amortization	37.4	31.6	18.3%	31.6	25.5	24.0%
Interest	11.2	12.3	(9.1)%	12.3	0.6	1921.5%

Total expenses	4,509.0	3,759.0	20.0%	3,759.0	2,662.0	41.2%

Income before income taxes	7.1	186.6	(96.2)%	186.6	173.1	7.8%
Income tax expense	57.8	70.1	(17.6)%	70.1	66.0	6.3%

Net (loss) income	$(50.7)	$116.5	*	$116.5	$107.1	8.7%

Diluted net (loss) income per common share	$(0.96)	$2.16	*	$2.16	$2.02	6.9%

*	Not meaningful.

Revenues

Premium revenue for the year ended December 31, 2008 increased $572.4 million, or 14.8%. The increase was primarily due to two factors: (1) the full year impact of operations in Tennessee which originally commenced in April 2007 as well as premium rate and yield increases in that market and (2) entry into the New Mexico market under the CoLTS program beginning in August 2008. The remaining growth in 2008 is a result of premium rate increases and yield increases resulting from changes in membership mix across many of our markets. Lastly, in 2008 both the Tennessee and Georgia markets benefited from retroactive premium rate adjustments related to operations in 2007 of approximately $35.5 million and $10.4 million, respectively.

Premium revenue for the year ended December 31, 2007 increased $1,076.4 million, or 38.5%. The increase was primarily due to entry into Tennessee, geographic expansion in Georgia and ABD expansion in San Antonio and Austin, Texas and the Southwest Region of Ohio. Additionally, our existing products and markets contributed further to revenue growth from premium rate increases and yield increases resulting from changes in membership mix. Total membership increased 30.0% to 1,711,000 as of December 31, 2007 from 1,316,000 as of December 31, 2006.

The following table sets forth the approximate number of our members in each state as of December 31, 2008, 2007 and 2006. Because we receive two premiums for members that are in both the Medicare Advantage and ABD products, these members have been counted twice in the states where we offer these plans.

	December 31,
Market	2008	2007	2006

Texas(1)	455,000	460,000	406,000
Florida	237,000	206,000	202,000
Georgia	206,000	211,000	227,000
Tennessee(2)	187,000	356,000	—
Maryland	169,000	152,000	145,000
New York	110,000	112,000	126,000
New Jersey	105,000	98,000	102,000
Ohio	58,000	54,000	46,000
Virginia	25,000	24,000	22,000
South Carolina	16,000	—	—
New Mexico	11,000	—	—
District of Columbia(3)	—	38,000	40,000

Total	1,579,000	1,711,000	1,316,000

(1)	Included in the Texas membership are approximately 13,000 and 14,000 members under an ASO contract in 2007 and 2006, respectively. This contract terminated February 29, 2008.

(2)	Included in the Tennessee membership are approximately 170,000 members under an ASO contract in 2007. This contract terminated October 31, 2008.

(3)	The contract with the District of Columbia terminated June 30, 2008.

As of December 31, 2008, our total membership decreased by 132,000 members, or 7.7%, to 1,579,000 members. This decrease resulted primarily from our conclusion of the ASO contract in West Tennessee effective October 31, 2008, under which we provided ASO services to approximately 170,000 members as of December 31, 2007. Our risk membership increased to 1,579,000 as of December 31, 2008 compared to 1,528,000 as of December 31, 2007, or 3.3%. This increase is primarily a result of growth in our Florida, Maryland and South Carolina markets all of which benefited from growth in the eligible populations through program expansion in each state. Additionally, our entry into the New Mexico market through the Medicare Advantage plan in January 2008 and the CoLTS program in August 2008 contributed to our increase in risk membership.

Our investment portfolio generated approximately $50.9 million in pre-tax income for the year ended December 31, 2008 compared to $68.7 million in 2007. The decrease is primarily a result of declining investment yields.

Other revenue of approximately $20.5 million and $4.6 million for the years ended December 31, 2008 and 2007, respectively, resulted primarily from our ASO contract in West Tennessee. This contract terminated on October 31, 2008 pursuant to its terms.

Health benefits

Expenses relating to health benefits for the year ended December 31, 2008 increased $402.2 million, or 12.5%. The HBR for the year ended December 31, 2008 was 81.4% compared to 83.1% in 2007. The decrease in HBR was primarily as a result of retroactive premium rate adjustments in Tennessee and Georgia totaling approximately $45.9 million in addition to premium rate increases and yield increases in our other markets.

Expenses relating to health benefits for the year ended December 31, 2007 increased $950.1 million, or 41.9%. The HBR for the year ended December 31, 2007 was 83.1% compared to 81.1% in 2006. Our 2007 results compared to 2006 reflect an increase in the HBR primarily as a result of a higher proportion of our business in developing markets. These developing markets (which include Georgia, Tennessee, Ohio ABD, and Texas ABD as well as Maryland Medicare Advantage, all as of December 31, 2007) generally have a higher HBR than our mature markets due to the introduction of managed care into a previously unmanaged population and the associated start-up period required to identify and implement appropriate care management and disease management strategies for the population.

Selling, general and administrative (“SG&A”) expenses

SG&A increased $108.9 million, or 21.8%, for the year ended December 31, 2008 compared to 2007. Our SG&A ratio for the year ended December 31, 2008 was 13.5% compared to 12.6% in 2007. The increase in SG&A ratio is primarily a result of an increase in experience rebate expense in Texas due to favorable results in that market. The increase in SG&A expenses was primarily due to:

•	an increase in salaries and benefits primarily due to wage rate increases, increases in employee healthcare benefit expenses, and increased earnings-based compensation as a result of favorable operating performance;

•	an increase in experience rebate expense in Texas due to favorable results in that market; and

•	the write-off of goodwill related to our market exits in West Tennessee and the District of Columbia.

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

Premium taxes were $93.8 million, $85.2 million and $47.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in premium tax expense in 2008 compared to 2007 is a result of our entry into New Mexico in August 2008 and growth in premium revenues in the markets where premium tax is levied. The increase in premium tax expense in 2007 compared to 2006 is due to our entry into the Georgia and Tennessee markets in 2007.

Depreciation and amortization expense

Depreciation and amortization expense was $37.4 million, $31.6 million and $25.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase from 2007 to 2008 is a result of an increase in fixed assets and accelerated amortization of debt issuance costs due to significant principal payments in 2008. The increase from 2006 to 2007 was a result of greater depreciable assets, the write-off of debt issuance costs related to the termination of the Company’s previous $150.0 million credit agreement and an increase in amortization of debt issuance costs as a result of the new Credit Agreement entered into in March 2007.

Interest expense

Interest expense was $11.2 million, $12.3 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in interest expense in 2008 compared to 2007 is a result of decreased interest rates compared to prior year and principal payments on outstanding borrowings under our Credit Agreement reducing the balance on which interest was paid. The Company entered into and borrowed under the Credit Agreement and issued 2.0% Convertible Senior Notes in 2007 causing the significant increase in interest expense in 2007 compared to 2006.

Provision for income taxes

Income tax expense for 2008 and 2007 was $57.8 million and $70.1 million, respectively, with an effective tax rate of 814.7% in 2008 and 37.6% in 2007. The primary driver of the difference in the effective tax rate for the year ended December 31, 2008 versus the year ended December 31, 2007 is the fact that a portion of the settlement payment in connection with qui tam litigation is not deductible for income tax purposes. The estimated tax benefit related to the non-recurring qui tam litigation settlement payment was approximately $34.6 million.

Income tax expense for 2006 was $66.0 million with an effective tax rate of 38.1%. The decrease in effective tax rate from 2006 to 2007 is primarily a result of the decrease in the blended state income tax rate.

Net income (loss)

Net loss for 2008 was $50.7 million, or $0.96 per diluted share, compared to net income of $116.5 million, or $2.16 per diluted share in 2007. Net income for 2006 was $107.1 million or $2.02 per diluted share. Net income decreased from 2007 to 2008 primarily as a result of the one-time expense recorded in connection with the settlement of the qui tam litigation equal to $234.2 million or $199.6 million, net of the related tax benefit. The impact of this one-time expense was mitigated in part by a lower health benefits ratio due to retroactive premium adjustments.

Net income increased from 2006 to 2007 as a result of growth in total revenues (associated with geographic expansion, membership increases, premium rate increases and investment income increases) limiting the increase in HBR, and reducing SG&A as a percentage of revenues.

2009 Income Statement Reclassifications

In 2009, the Company will make certain reclassifications to its income statement format. Beginning in the first quarter of 2009, the Company will remove the Texas experience rebate expense from selling, general and administrative expenses and include the amount as a reduction to premium revenue, as this amount is effectively a premium rebate to the State. In addition, premium tax expense will be reported on a separate line following selling, general and administrative expenses and before depreciation and amortization expense. The change will have the effect of increasing our health benefits ratio and reducing our selling, general and administrative expense ratio.

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flows from operations and borrowings under our Credit Agreement. As of December 31, 2008, we had cash and cash equivalents of $763.3 million, short and long-term investments of $574.2 million and restricted investments on deposit for licensure of $95.0 million. Cash, cash equivalents, and investments which are unrestricted and unregulated totaled $309.8 million at December 31, 2008.

We believe that existing cash and investment balances, cash flow from operations and available borrowing capacity under our Credit Agreement will be sufficient to support our continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at December 31, 2008 was 26.4%. The financial markets have been experiencing extreme volatility and disruption. In the event we need access to additional capital, our ability to obtain such capital may be limited and the cost of any such capital may be significantly higher than in past periods. While we have not attempted to access the credit markets recently, we believe that if credit could be obtained, the terms and costs of such credit would be significantly less favorable to us than what was obtained in our most recent financings.

Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms. This could restrict our ability to: (1) acquire new businesses or enter new markets, (2) service our existing debt, (3) make necessary capital investments, (4) maintain statutory net worth requirements in the states in which we do business, and (5) make other expenditures necessary for the ongoing conduct of our business.

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

As of December 31, 2008, we believe our subsidiaries were in compliance with all minimum statutory capital requirements. We anticipate the parent company may be required to fund minimum net worth shortfalls during 2009 using unregulated cash, cash equivalents and investments. We believe as a result that we will continue to be in compliance with these requirements at least through the end of 2009.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs and other entities bearing risk for healthcare coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from requiring insurers to submit a comprehensive plan to the state insurance commissioner to requiring the state insurance commissioner to place the insurer under regulatory control. Eight of our eleven states have adopted RBC as the measure of required surplus. At December 31, 2008, our consolidated RBC ratio for these states is estimated to be over 400% which compares to the required level of 200%, or the Company Action Level. In the remaining states, we have approximately three times the state required surplus level. Although not all states had adopted these rules at December 31, 2008, at that date, each of the Company’s active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

Financing Activities

Credit Agreement

Our Credit Agreement provides both a secured term loan and a secured senior revolving credit facility. As of December 31, 2008, we had $44.3 million outstanding under the term loan portion of our Credit Agreement. The Credit Agreement terminates on March 15, 2012. During 2008, the Company paid $84.0 million in scheduled and voluntary principal payments of outstanding balances under the Credit Agreement. The Company elected to make voluntary payments of principal as a result of cash received from the release of restricted investments held as collateral in excess of the amount needed to fund the qui tam litigation settlement. Additionally, the Company purchased in the open-market and retired approximately $5.5 million of its outstanding principal on the term loan at approximately 88% of par resulting in a gain of $0.7 million for the year ended December 31, 2008. Our Credit Agreement also provides for up to $50.0 million of financing under a senior secured revolving credit facility. As of December 31, 2008, we had no outstanding borrowings under the senior secured revolving credit facility portion of our Credit Agreement, but have caused to be issued irrevocable letters of credit in the aggregate face amount of $16.5 million.

The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof. The applicable interest rate was 2.50% at December 31, 2008.

The Credit Agreement includes customary covenants and events of default. If any event of default occurs and is continuing, the Credit Agreement may be terminated and all amounts owing there under may become immediately due and payable. The Credit Agreement also includes the following financial covenants: (i) maximum leverage ratios as of specified periods, (ii) a minimum interest coverage ratio and (iii) a minimum statutory net worth ratio. As of December 31, 2008, we were in compliance with all of our debt covenants.

Borrowings under the Credit Agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiary, PHP Holdings, Inc., including a pledge of the stock of each of our respective wholly-owned managed care subsidiaries, in each case, subject to carve-outs.

Convertible Senior Notes

As of December 31, 2008, we had outstanding $260.0 million in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012. In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the 2.0% Convertible Senior Notes and common stock issuable upon conversion of the 2.0% Convertible Senior Notes. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The 2.0% Convertible Senior Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

Upon conversion of the 2.0% Convertible Senior Notes, we will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes converted, we have the option to settle the excess with cash, shares of our common stock, or a combination of cash and shares of our common stock based on a daily conversion value, as defined in the Indenture. If an “accounting event” (as defined in the Indenture) occurs, we have the option to elect to settle the converted notes exclusively in shares of our common stock. The initial conversion rate for the 2.0% Convertible Senior Notes will be 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of our common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the Indenture) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of Notes that elects to convert its Notes in connection with such fundamental change.

Concurrent with the issuance of the 2.0% Convertible Senior Notes, we purchased convertible note hedges covering, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock. The convertible note hedges allow us to receive shares of our common stock and/or cash equal to the amounts of common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion. These convertible note hedges will terminate at the earlier of the maturity dates of the Notes or the first day on which none of the Notes remain outstanding due to conversion or otherwise.

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

Universal Automatic Shelf Registration

On December 15, 2008, we filed a universal automatic shelf registration statement with the SEC which enables the Company to sell, in one or more public offerings, common stock, preferred stock and debt securities and other securities at prices and on terms to be determined at the time of the applicable offering. The shelf registration provides us with the flexibility to publicly offer and sell securities at times it believe market conditions make such an offering attractive. Because we are a well-known seasoned issuer, the shelf registration statement was effective upon filing. No securities have been issued under the shelf registration.

Stock Repurchase Program

In 2008, our Board of Directors approved a stock repurchase program and authorized the repurchase of up to two million shares, subject to limits imposed by our Credit Agreement and otherwise. Pursuant to this share repurchase program, we repurchased 1,163,027 shares of our common stock and placed them into treasury during the year ended December 31, 2008 for a total cost of approximately $30.6 million. As of December 31, 2008, the Company’s share repurchase program had approximately 0.8 million shares remaining under the limit authorized to be repurchased. In February 2009, our Board of Directors authorized the repurchase of an additional three million shares under the program.

Cash and Investments

Cash from operations was $74.3 million for the year ended December 31, 2008 compared to $350.7 million for the year ended December 31, 2007. The decrease in cash from operations is primarily a result of a decrease in net income as a result of the qui tam litigation settlement recorded and paid in 2008. Additionally, cash flows from operations decreased due to a decrease in cash flows provided by changes in working capital of $122.7 million. This decrease was primarily a result of an increase in claims payable in 2007 as a result of the entry into Tennessee in 2007 with no comparable increase in 2008 and differences in the timing of tax payments year-over-year.

Cash provided by investing activities was $307.2 million for the year ended December 31, 2008 compared to cash used in investing activities of $431.5 million for the year ended December 31, 2007. This increase in cash provided by investing activities was primarily a result of net purchases of restricted investments in 2007 subsequently released in 2008. Additionally, the Company executed net purchases of hedge and warrant instruments in 2007 that did not recur in 2008. We currently anticipate total capital expenditures for 2009 of approximately $40.0 million to $45.0 million related to technological infrastructure development and the expansion of our medical management system.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of December 31, 2008, our investment portfolio consisted primarily of fixed-income securities. The weighted-average maturity is approximately eight months excluding our auction rate securities which are discussed below. We utilize investment vehicles such as money market funds, commercial paper, municipal bonds, debt securities of government sponsored entities, corporate bonds, auction rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted-average taxable equivalent yield on consolidated investments as of December 31, 2008 was approximately 2.13%. As of December 31, 2008, we had total cash and investments of $1.43 billion. Approximately 52% of our investment portfolio was invested in a diversified array of money market funds. Approximately 35% of our portfolio was invested in debt obligations of government sponsored entities, U.S. Treasuries, or FDIC-backed corporate bonds, all of which carried an AAA credit rating. Approximately 4% of our portfolio was invested in investment grade corporate bonds with a weighted average credit rating of AA and approximately 5% of our portfolio is in long-term municipal student loan corporation auction rate securities that carried a weighted average credit rating of AAA.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted the provisions of FASB Statement No. 157 effective January 1, 2008. We have determined that we utilize unobservable (Level 3) inputs in determining the fair value of certain auction rate securities totaling $71.6 million at December 31, 2008.

As of December 31, 2008, $71.6 million of our investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. All of these securities carry at least an A credit rating with the majority carrying a AAA credit rating. Liquidity for these auction rate securities was historically provided by an auction process which allowed holders to sell their notes and the interest rate was resets at pre-determined intervals, usually every 28 or 35 days. Since early 2008, auctions for these auction rate securities have failed and there is no assurance that auctions for these securities will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. As we cannot predict the timing of future successful auctions, if any, auction rate securities totaling $71.6 million are classified as long-term investments in our Consolidated Financial Statements as of December 31, 2008.

Our auction rate securities are classified as either available-for-sale or trading securities and reflected at fair value. In prior periods, due to the auction process which took place every 28-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under FASB Statement No. 157. However, the auction events for these securities failed during early 2008 and have not resumed. Therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2008. These analyses consider, among other items, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data which is limited at this time. Due to these events, we reclassified these instruments as Level 3 during 2008 and recorded a temporary unrealized decline in fair value of approximately $6.4 million, with a corresponding increase to other comprehensive loss of approximately $4.0 million which is net of the related tax benefit. We currently believe that this temporary decline in fair value is primarily due to liquidity concerns, because the underlying assets for the majority of these securities are student loans supported and guaranteed by the United States Department of Education. In addition, our holdings of auction rate securities represented less than five percent of our total cash, cash equivalent, and investment balance at December 31, 2008, which we believe allows us sufficient time for the securities to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will re-evaluate each of these factors as market conditions change in subsequent periods.

During the fourth quarter of 2008, we were notified by several of our brokers from whom we purchased auction rate securities that they would be repurchasing those securities over the course of 2009 and 2010. We entered into a forward contract with one of these brokers in accordance with its terms for auction rate securities totaling $15.6 million as of December 31, 2008, at no cost to the Company. This forward contract provides the Company with the ability to sell these auction rate securities to the broker at par within a defined timeframe. As a result of this transaction, these securities have been reclassified to trading because the Company no longer intends to hold these securities until final maturity. Trading securities are carried at fair value. Changes in fair value are recorded in earnings. As of December 31, 2008, a realized loss of $2.2 million was recorded related to these trading securities. Additionally, the value of the forward contract of $2.0 million was estimated using a discounted cash flow analysis taking into consideration the creditworthiness of the counterparty to the agreement. This forward contract was recognized as of December 31, 2008 at its estimated fair value and is included in other long-term assets with a corresponding increase to earnings.

The weighted-average life of our auction rate securities portfolio, based on the final maturity, is approximately 24 years. We currently have the ability to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments.

Cash used in financing activities was $105.8 million for the year ended December 31, 2008 and cash provided by financing activities was $391.7 million for the year ended December 31, 2007. The decrease in cash provided by financing activities was primarily related to repayments on the Credit Agreement of $84.0 million and stock repurchases of $30.6 million in 2008 compared to net proceeds from the issuance of $260.0 million of 2.0% Convertible Senior Notes and borrowings under our Credit Agreement in 2007.

Contractual Obligations

The following table summarizes our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments at December 31, 2008 (in thousands):

Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter

Long-term obligations	$326,079	$6,834	$6,812	$6,799	$305,634	$—	$—
Operating lease obligations	91,244	14,783	13,971	13,263	12,354	7,724	29,149

Total contractual obligations	$417,323	$21,617	$20,783	$20,062	$317,988	$7,724	$29,149

Operating Lease Obligations.  Our operating lease obligations are primarily for payments under non-cancelable office space leases.

Long-term Obligations.  Long-term obligations include amounts payable under our Credit Agreement which terminates March 12, 2012 and our 2.0% Convertible Senior Notes which mature May 15, 2012.

Off-Balance Sheet Arrangements

We have no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships. As of the year ended December 31, 2008, the Company has caused an irrevocable letter of credit to be issued under our Credit Agreement in the amount of $16.5 million for the benefit of the State of Georgia Department of Community Health in compliance with requirements of the Georgia Medicaid contract.

Commitments

As of December 31, 2008, the Company has no commitments.

Inflation

Although healthcare cost inflation has stabilized in recent years, the national healthcare cost inflation rate still significantly exceeds the general inflation rate. We use various strategies to reduce the negative effects of healthcare cost inflation. Specifically, our health plans try to control medical and hospital costs through contracts with independent providers of healthcare services. Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our Consolidated Financial Statements include a certain amount of assets whose fair values are subject to market risk. Due to our significant investment in fixed-maturity investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. In addition, the credit markets have experienced significant disruptions during the year. Liquidity on many financial instruments has declined, the creditworthiness of many issuers have declined, defaults have increased, along with other disruptions. While we do not believe we have experienced material adverse changes in the value of our cash, cash equivalents and investments, further disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our results of operations, liquidity or financial position.

As of December 31, 2008, substantially all of our investments were in high quality securities that have historically exhibited good liquidity which include U.S. Treasuries, debt securities of government sponsored entities, municipal bonds, commercial paper, auction rate securities, corporate bonds and money market funds. We do not hold any derivative financial instruments as defined by FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities.

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed maturity investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of December 31, 2008, an increase of 1% in interest rates on securities with maturities greater than one year would have reduced the fair value of our marketable securities portfolio by approximately $4.6 million. Conversely, a reduction of 1% in interest rates on securities with maturities greater than one year would have increased the fair value of our marketable securities portfolio by approximately $4.5 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. In a decreasing rate environment, these instruments may not see as significant a potential for fair value increases as non-callable instruments due to the expectation that the issuer will call the instrument to take advantage of lower rates. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1% change in interest rates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMERIGROUP Corporation:

We have audited the accompanying consolidated balance sheets of AMERIGROUP Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and consolidated statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERIGROUP Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, AMERIGROUP Corporation has changed its method of accounting for uncertainty in income taxes in 2007 due to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMERIGROUP Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
Norfolk, VA
February 24, 2009

Item 8.	Financial Statements and Supplementary Data

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$763,272	$487,614
Short-term investments	97,466	199,947
Restricted investments held as collateral	—	351,318
Premium receivables	86,595	82,940
Deferred income taxes	25,347	23,475
Provider and other receivables	27,468	43,913
Prepaid expenses and other	14,813	39,001

Total current assets	1,014,961	1,228,208
Long-term investments	476,685	379,733
Investments on deposit for licensure	94,978	89,485
Property, equipment and software, net	103,747	97,933
Deferred income taxes	9,298	12,075
Other long-term assets	15,091	18,178
Goodwill and other intangible assets, net of accumulated amortization of $32,202 and $29,986 at December 31, 2008 and 2007, respectively	250,205	263,009

Total assets	$1,964,965	$2,088,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$536,107	$541,173
Accounts payable	6,810	6,775
Unearned revenue	82,588	55,937
Accrued payroll and related liabilities	62,469	47,965
Accrued expenses and other	108,342	119,223
Current portion of long-term debt	506	27,567
Current portion of capital lease obligations	—	368

Total current liabilities	796,822	799,008
Long-term convertible debt	260,000	260,000
Long-term debt, less current portion	43,826	101,458
Other long-term liabilities	13,839	14,248

Total liabilities	1,114,487	1,174,714

Commitments and contingencies (note 14)
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 52,673,363 and 53,129,928 at December 31, 2008 and 2007, respectively	539	532
Additional paid-in capital	434,578	412,065
Accumulated other comprehensive loss	(4,022)	—
Retained earnings	451,520	502,182

	882,615	914,779
Less treasury stock at cost (1,207,510 and 25,713 shares at December 31, 2008 and December 31, 2007, respectively)	(32,137)	(872)

Total stockholders’ equity	850,478	913,907

Total liabilities and stockholders’ equity	$1,964,965	$2,088,621

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except for per share data)

Revenues:
Premium	$4,444,623	$3,872,210	$2,795,810
Investment income and other	71,383	73,320	39,279

Total revenues	4,516,006	3,945,530	2,835,089

Expenses:
Health benefits	3,618,261	3,216,070	2,266,017
Selling, general and administrative	607,897	499,000	369,896
Litigation settlement	234,205	—	—
Depreciation and amortization	37,385	31,604	25,486
Interest	11,170	12,291	608

Total expenses	4,508,918	3,758,965	2,662,007

Income before income taxes	7,088	186,565	173,082
Income tax expense	57,750	70,115	65,976

Net (loss) income	$(50,662)	$116,450	$107,106

Net (loss) income per share:
Basic net (loss) income per share	$(0.96)	$2.21	$2.07

Weighted average number of common shares outstanding	52,816,674	52,595,503	51,863,999

Diluted net (loss) income per share	$(0.96)	$2.16	$2.02

Weighted average number of common shares and dilutive potential common shares outstanding	52,816,674	53,845,829	53,082,933

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other				Total
	Common stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	capital	Loss	Earnings	Shares	Amount	equity
	(Dollars in thousands)

Balances at January 1, 2006	51,567,340	$516	$371,744	$—	$269,294	—	$—	$641,554
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	707,212	7	8,734	—	—	—	—	8,741
Compensation expense related to share-based payments	—	—	8,477	—	—	—	—	8,477
Tax benefit from exercise of stock options	—	—	2,611	—	—	—	—	2,611
Common stock redeemed for payment of stock option exercise	(1,728)	—	—	—	—	1,728	(51)	(51)
Other	—	—	—	—	147	—	—	147
Net income	—	—	—	—	107,106	—	—	107,106

Balances at December 31, 2006	52,272,824	523	391,566	—	376,547	1,728	(51)	768,585
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	881,089	9	11,653	—	—	—	—	11,662
Compensation expense related to share-based payments	—	—	11,879	—	—	—	—	11,879
Tax benefit from exercise of stock options	—	—	4,664	—	—	—	—	4,664
Common stock redeemed for payment of employee taxes	(23,985)	—	—	—	—	23,985	(821)	(821)
Purchase of convertible note hedge instruments	—	—	(52,702)	—	—	—	—	(52,702)
Deferred tax asset related to purchase of convertible note hedge instruments	—	—	19,343	—	—	—	—	19,343
Sale of warrant instruments	—	—	25,662	—	—	—	—	25,662
Cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes	—	—	—	—	9,185	—	—	9,185
Net income	—	—	—	—	116,450	—	—	116,450

Balances at December 31, 2007	53,129,928	532	412,065	—	502,182	25,713	(872)	913,907
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	725,232	7	10,241	—	—	—	—	10,248
Compensation expense related to share-based payments	—	—	10,381	—	—	—	—	10,381
Tax benefit from exercise of stock options	—	—	2,034	—	—	—	—	2,034
Common stock redeemed for payment of employee taxes	(18,770)	—	—	—	—	18,770	(618)	(618)
Common stock repurchases	(1,163,027)	—	—	—	—	1,163,027	(30,647)	(30,647)
Deferred tax asset related to purchase of convertible note hedge instruments	—	—	(143)	—	—	—	—	(143)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(4,022)	—	—	—	(4,022)
Net loss	—	—	—	—	(50,662)	—	—	(50,662)

Balances at December 31, 2008	52,673,363	$539	$434,578	$(4,022)	$451,520	1,207,510	$(32,137)	$850,478

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(50,662)	$116,450	$107,106
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37,385	31,604	25,486
Loss on disposal or abandonment of property, equipment and software	644	67	725
Deferred tax expense (benefit)	3,112	(2,204)	(12,214)
Compensation expense related to share-based payments	10,381	11,879	8,477
Impairment of goodwill	8,808	—	—
Other	(441)	—	—
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	(3,655)	(19,346)	12,548
Prepaid expenses, provider and other receivables and other current assets	41,183	(18,499)	(21,683)
Other assets	788	(2,577)	(647)
Claims payable	(5,066)	155,969	36,525
Accounts payable, accrued expenses and other current liabilities	5,557	39,464	57,144
Unearned revenue	26,651	29,821	21,764
Other long-term liabilities	(409)	8,112	420

Net cash provided by operating activities	74,276	350,740	235,651

Cash flows from investing activities:
Purchase of restricted investments held as collateral	—	(402,812)	—
Release of restricted investments held as collateral	351,318	51,494	—
Purchase of convertible note hedge instruments	—	(52,702)	—
Proceeds from sale of warrant instruments	—	25,662	—
Purchase of trading securities	(17,850)	—	—
Proceeds from sale of available-for-sale securities	121,039	683,740	561,053
Purchase of available-for-sale securities	(78,864)	(667,225)	(587,891)
Proceeds from redemption of held-to-maturity securities	617,025	524,458	383,466
Purchase of held-to-maturity securities	(644,431)	(521,098)	(641,099)
Purchase of contract rights and related assets	—	(11,733)	—
Purchase of property and equipment and software	(37,034)	(40,334)	(41,102)
Proceeds from redemption of investments on deposit for licensure	68,404	63,339	50,006
Purchase of investments on deposit for licensure	(73,897)	(84,313)	(61,860)
Purchase price adjustment received (paid)	1,500	—	(4,766)

Net cash provided by (used in) investing activities	307,210	(431,524)	(342,193)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	260,000	—
Borrowings under credit facility	—	351,318	—
Repayment of borrowings under credit facility	(84,028)	(222,293)	—
Payment of debt issuance costs	—	(11,732)	—
Net increase (decrease) in bank overdrafts	2,192	(1,097)	1,397
Payment of capital lease obligations	(368)	(842)	(1,607)
Customer funds administered	(5,259)
Proceeds from exercise of stock options and employee stock purchases	10,248	11,662	8,690
Repurchase of common stock shares	(30,647)	—	—
Tax benefit related to exercise of stock options	2,034	4,664	2,611

Net cash (used in) provided by financing activities	(105,828)	391,680	11,091

Net increase (decrease) in cash and cash equivalents	275,658	310,896	(95,451)
Cash and cash equivalents at beginning of year	487,614	176,718	272,169

Cash and cash equivalents at end of year	$763,272	$487,614	$176,718

Non-cash disclosures:
Common stock redeemed for payment of employee taxes	$(618)	$(821)	$(51)

Cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes	$—	$9,185	$—

Deferred tax asset related to purchase of convertible note hedge instruments	$(143)	$19,343	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,832	$10,073	$576

Cash paid for income taxes	$27,977	$77,931	$65,917

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(Dollars in thousands, except for per share data)

(1)	Corporate Organization and Principles of Consolidation

(a)	Corporate Organization

AMERIGROUP Corporation (the “Company”), a Delaware corporation, through its wholly-owned subsidiaries, is a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, State Children’s Health Insurance Program (“CHIP”), Medicaid expansion and Medicare Advantage.

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

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We had cash equivalents of $711,826 and $436,280 at December 31, 2008 and 2007, respectively, which consist of commercial paper and money market funds in 2008 and commercial paper, money market funds, U.S. Treasury Securities, debt securities of government sponsored entities and municipal bonds in 2007.

(b)	Short and Long-Term Investments and Investments on Deposit for Licensure

Short and long-term investments and investments on deposit for licensure at December 31, 2008 and 2007 consist of commercial paper, money market funds, U.S. Treasury securities, corporate bonds, debt securities of government sponsored entities, municipal bonds and auction rate securities. We consider all investments with original maturities greater than three months but less than or equal to twelve months to be short-term investments. We classify our debt securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2008 and 2007, our auction rate securities are classified as either trading or available-for-sale. All other securities are classified as held-to-maturity.

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

Auction rate securities are comprised of municipal note investments with an auction reset feature. These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. All of these securities carry at least an A credit rating with the majority carrying a AAA credit rating. Liquidity for these auction rate securities was historically provided by an auction process which allowed holders to sell their notes and the interest rate was reset at pre-determined intervals, usually every 28 or 35 days. An

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

auction failure may occur if parties wishing to sell their securities cannot be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate. As of December 31, 2007, auction rate securities totaling $104,575 were included in short-term investments. These securities were classified as available-for-sale and carried at fair value. Changes in fair value are reported in other comprehensive income until realized through the sale or maturity of the security. As of December 31, 2007, the Company had no unrealized gains or losses related to available-for-sale securities.

The auction rate securities held by us at December 31, 2008 were in securities issued by student loan corporations which are municipalities of various U.S. state governments. The majority of the student loans backing these securities fall under the Federal Family Education Loan program which is supported and guaranteed by the United States Department of Education. During the first quarter of 2008, the auction events for these securities failed and have not resumed. As we cannot predict the timing of future successful auctions, if any, available-for-sale auction rate securities totaling $56,028 have been reclassified to long-term as of December 31, 2008. Additionally, due to the absence of an active market, the fair values of these securities as of December 31, 2008 are estimated utilizing a discounted cash flow analysis or other type of valuation model. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data which is limited at this time. As of December 31, 2008, unrealized losses recorded to other comprehensive loss related to available-for-sale securities totaled $6,372 or $4,022 net of the related tax benefit. Any future fluctuations in the fair value related to these securities that we deem to be temporary, including any recoveries of previous write-downs, will be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other than temporary, we will record a charge to earnings as appropriate.

During the fourth quarter of 2008, we were notified by several of our brokers from whom we purchased auction rate securities that they would be repurchasing those securities over the course of 2009 and 2010. We entered into a forward contract with one of the brokers for auction rate securities totaling $15,612 as of December 31, 2008, at no cost to the Company. This forward contract provides the Company with the ability to sell these auction rate securities to the broker at par within a defined timeframe. As a result of this transaction, these securities have been reclassified to trading because the Company no longer intends to hold these securities until final maturity. Trading securities are carried at fair value. Changes in fair value are recorded in earnings. As of December 31, 2008, a realized loss of $2,238 was recorded related to these trading securities. Additionally, the value of the forward contract of $2,014 was estimated using a discounted cash flow analysis taking into consideration the creditworthiness of the counterparty to the agreement. This forward contract was recognized as of December 31, 2008 at its estimated fair value and is included in other long-term assets with a corresponding increase to earnings.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of Financial Accounting Standards Board (“FASB”) Statement No. 157 at December 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$763,272	$763,272	$—	$—
Auction rate securities	71,640	—	—	71,640
Forward contract related to auction rate securities	2,014	—	—	2,014

Total assets measured at fair value	$836,926	$763,272	$—	$73,654

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on market conditions, we changed our valuation methodology for auction rate securities to a discounted cash flow analysis or other type of valuation model during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within FASB Statement No. 157’s hierarchy since our initial adoption of FASB Statement No. 157 at January 1, 2008. Additionally, the forward contract on certain auction rate securities is included in Level 3.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB Statement No. 157 at December 31, 2008:

Fair Value
Measurements
Using Significant
Unobservable
Inputs
(Level 3)
Auction Rate
Securities

Balance at December 31, 2007	$—
Transfers to Level 3	92,550
Total unrealized losses included in other comprehensive loss	(6,372)
Total realized losses included in earnings	(224)
Purchases and settlements, net	(12,300)

Balance at December 31, 2008	$73,654

(c)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property and equipment was $16,321, $16,372 and $13,714 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated useful lives are as follows:

Leasehold improvements	3-15 years
Furniture and fixtures	7 years
Equipment	3-5 years

(d)	Software

Software is stated at cost less accumulated amortization in accordance with Statement of Position 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Software is amortized over its estimated useful life of three to ten years, using the straight-line method. Amortization expense on software was $14,255, $9,543 and $6,723 for the years ended December 31, 2008, 2007 and 2006, respectively.

(e)	Goodwill and Other Intangibles

Goodwill represents the excess of cost over fair value of businesses acquired. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“FASB Statement No. 142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. FASB Statement No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Other Assets

Other assets include cash on deposit for payment of claims under administrative services only arrangements, deposits, debt issuance costs, cash surrender value of life insurance policies and forward contract rights related to certain auction rate securities.

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

After tax returns for the applicable year are filed, the estimated tax liability is adjusted to the actual liability per the filed Federal and state tax returns. Historically, we have not experienced significant differences between our estimates of tax liability and our actual tax liability.

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

The qui tam litigation settlement payment had a significant impact on tax expense and the effective tax rate for 2008 due to the fact that a portion of the settlement payment is not deductible for income tax purposes. At December 31, 2008, the estimated tax benefit associated with the qui tam settlement payment was approximately $34,600. The Company has requested a pre-filing agreement with the Internal Revenue Service (“IRS”) regarding the tax treatment of the qui tam settlement. As the Company works to resolve this issue with the IRS, it is possible that there will be changes to the tax benefit associated with the qui tam settlement that will have a material impact on income tax expense and the effective tax rate in future accounting periods.

(h)	Premium Taxes

Taxes based on premium revenues are currently paid by our health plan subsidiaries in the States of Georgia, Maryland, New Jersey, New Mexico, New York, Ohio, Tennessee and Texas. Premium tax expense totaled $93,757, $85,218 and $47,100 in 2008, 2007 and 2006, respectively, and is included in selling, general and administrative expenses. As of December 31, 2008, premium taxes range from 2% to 5.5% of revenues or are calculated on a per member per month basis.

(i)	Stock-Based Compensation

We record compensation expense related to share-based payments in accordance with FASB Statement No. 123 (revised 2004), Shared-Based Payment (“FASB Statement No. 123(R)”), whereby we are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally quarterly over four years.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j)	Premium Revenue

We record premium revenue based on membership and premium information from each government agency with whom we contract to provide services. Premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. In all of our states except New Mexico, Tennessee and Virginia, we are eligible to receive supplemental payments for newborns and/or obstetric deliveries. Each state contract is specific as to what is required before payments are generated. Upon delivery of a newborn, each state is notified according to our contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member. Additionally, in some states we receive supplemental payments for certain services such as high cost drugs and early childhood prevention screenings. Any amounts that have been earned and have not been received from the state by the end of the period are recorded on our balance sheet as premium receivables.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the change in medical claims payable for the years ended December 31 (in thousands):

	2008	2007	2006

Medical claims payable as of January 1	$541,173	$385,204	$348,679
Health benefits expenses incurred during the year:
Related to current year	3,679,107	3,284,302	2,328,863
Related to prior years	(60,846)	(68,232)	(62,846)

Total incurred	3,618,261	3,216,070	2,266,017
Health benefits payments during the year:
Related to current year	3,197,732	2,769,331	1,971,505
Related to prior years	425,595	290,770	257,987

Total payments	3,623,327	3,060,101	2,229,492

Medical claims payable as of December 31	$536,107	$541,173	$385,204

Current year medical claims paid as a percent of current year health benefits expenses incurred	86.9%	84.3%	84.7%

Health benefits expenses incurred related to prior years as a percent of prior year medical claims payable as of December 31	(11.2)%	(17.7)%	(18.0)%

Health benefits expenses incurred related to prior years as a percent of the prior year’s health benefits expenses related to current year	(1.9)%	(2.9)%	(3.2)%

Health benefits expenses incurred during the year was reduced by approximately $60,800 and $68,200 for the years ended December 31, 2008 and 2007, respectively, for amounts related to prior years. As noted above, the actuarial standards of practice generally require that the liabilities established for IBNR be sufficient to cover obligations under an assumption of moderately adverse conditions. We did not experience moderately adverse conditions in either period. Therefore included in the amounts related to prior years are approximately $37,300 and $30,400 for the years ended December 31, 2008 and 2007, respectively, related to amounts included in the medical claims payable as of January 1 of each respective year in order to establish the liability at a level adequate for moderately adverse conditions. The increase in the absolute dollar value of this estimate for the year ended December 31, 2008 compared to the year ended December 31, 2007, is due to the increased value of the medical claims payable on which this assumption is applied.

The remaining reduction in health benefits expenses incurred during the year, related to prior years, of approximately $23,500 and $37,800 for the years ended December 31, 2008 and 2007, respectively, resulted from obtaining more complete claims information for claims incurred for dates of service in the prior years. We refer to these amounts as net reserve development. Claims processing initiatives yielded increased claim payment recoveries and coordination of benefits in 2008 and 2007 related to prior year dates of services for both periods. These recoveries also caused our actuarial estimates to include faster completion factors than were originally established. The faster completion factors account for the remaining net favorable reserve development in each respective period.

Health benefits expenses incurred during the year, related to prior years, for the year ended December 31, 2006 was approximately $62,800 which includes approximately $25,900 that was included in the medical claims payable as of January 1, 2006 in order to establish the liability at a level adequate for moderately adverse conditions. We did not experience moderately adverse conditions. The remaining reduction in health benefits expenses incurred during the year, related to prior years, of approximately $36,900 was due to cost trends not remaining at elevated levels as previously anticipated.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m)	Stop-loss Coverage

Stop-loss premiums, net of recoveries, are included in health benefits expenses in the accompanying consolidated income statements of operations.

(n)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows and the assets could not be used within the Company, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. No impairment of long-lived assets was recorded in 2008, 2007 or 2006.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. As a result of our exit from our West Tennessee and District of Columbia markets, we recorded an impairment loss of $8,808 during the year ended December 31, 2008 related to goodwill acquired in business combinations in those markets in prior years. No impairment of goodwill was recorded in 2007 or 2006.

(o)	Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential common shares and has been computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include all outstanding stock options, convertible debt securities and warrants after applying the treasury stock method to the extent the potential common shares are dilutive.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FASB Statement No. 157”). FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of FASB Statement No. 157 as of January 1, 2008, for financial instruments.

Although the adoption of FASB Statement No. 157 did not materially impact our financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

FASB Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In October 2008, the FASB issued FASB Staff Position 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of FASB Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Company’s assumptions underlying our adoption of FASB Statement No. 157 were not materially impacted by the provisions of FSP 157-3. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delays the effective date of FASB Statement No. 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis which would include the following:

•	Initial measurement of employee termination benefits incurred;

•	Initial measurement of intangible assets acquired in business combinations; and

•	Measurement of long-lived assets upon recognition of an impairment charge.

We did not have any material transactions related to these types of nonfinancial assets and nonfinancial liabilities to which the provisions of FASB Statement No. 157 would apply during the year ended December 31, 2008. Additionally, the provisions of FASB Statement No. 157 were not applied to fair value measurements of nonfinancial assets and nonfinancial liabilities measured at fair value to determine the amount of goodwill impairment, if any.

On January 1, 2009, the Company will be required to apply the provisions of FASB Statement No. 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is in the process of evaluating the impact, if any, of applying these provisions on its financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position APB 14-a (“FSP APB 14-a”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-a requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-a is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively to prior periods. FSP APB 14-a will change the accounting treatment for our $260,000 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007. The impact of this new accounting treatment will be significant to our results of operations and will result in an increase to non-cash interest expense beginning in 2009 for financial statements covering past and future periods. We estimate that our 2007, 2008 and 2009 earnings per diluted share will decrease by approximately $0.08, $0.11 and $0.12, respectively, as a result of the adoption of FSP APB 14-a.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“FASB Statement No. 141(R)”). FASB Statement No. 141(R) establishes principles and requirements for how an acquirer determines and recognizes in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. FASB Statement No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FASB Statement No. 141(R) is effective for any transaction occurring in fiscal years beginning after December 15, 2008; therefore, it had no impact on our current results of operations and financial condition; however, future acquisitions will be accounted for under this guidance.

(s)	Risks and Uncertainties

Our profitability depends in large part on accurately predicting and effectively managing health benefits expenses. We continually review our premium and benefit structure to reflect its underlying claims experience and revised actuarial data; however, several factors could adversely affect our health benefits expense. Certain of these factors, which include changes in healthcare practices, cost trends, inflation, new technologies, major epidemics, natural disasters and malpractice litigation, are beyond any health plan’s control and could adversely affect our ability to accurately predict and effectively control healthcare costs. Costs in excess of those anticipated could have a material adverse effect on our results of operations.

At December 31, 2008, we served members who received healthcare benefits through contracts with the regulatory entities in the jurisdictions in which we operate. For the year ended December 31, 2008, our Texas contract represented 27% of our premium revenues and our Georgia, Maryland and Tennessee contracts individually accounted for over 10% of our premium revenues. Our state contracts have terms that are generally one- to two-years in length, some of which contain optional renewal periods at the discretion of the individual state. Some contracts also contain a termination clause with notification periods ranging from 30 to 180 days. At the termination of these contracts, re-negotiation of terms or the requirement to enter into a re-bidding or re-procurement process is required to execute a new contract.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Short and Long-Term Investments and Investments on Deposit for Licensure

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity short-term investments are as follows at December 31, 2008 and 2007:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2008:
Held-to-maturity (carried at amortized cost):
Corporate bonds	$13,985	$2	$99	$13,888
Debt securities of government sponsored entities	83,481	644	—	84,125

Total	$97,466	$646	$99	$98,013

2007:
Auction rate securities — available-for-sale (carried at fair value)	$104,575	$—	$—	$104,575

Held-to-maturity (carried at amortized cost):
Commercial paper	$79,092	$15	$6	$79,101
Debt securities of government sponsored entities	14,377	10	5	14,382
Municipal bonds	1,903	3	—	1,906

Total	$95,372	$28	$11	$95,389

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity long-term investments are as follows at December 31, 2008 and 2007:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2008:
Available-for-sale securities (carried at fair-value):
Auction rate securities, maturing between one year and five years	$4,000	$—	$390	$3,610
Auction rate securities, maturing greater than ten years	58,400	—	5,982	52,418

Total available-for-sale securities	$62,400	$—	$6,372	$56,028

Held-to-maturity (carried at amortized cost):
Corporate bonds, maturing between one year	$20,962	$—	$1,115	$19,847
Corporate bonds, maturing between one year and five years	26,602	8	326	26,284
Corporate bonds — FDIC backed — maturing between one year and five years	39,259	731	—	39,990
Debt securities of government sponsored entities, maturing within one year	17,212	255	—	17,467
Debt securities of government sponsored entities, maturing between one year and five years	301,010	4,775	29	305,756

Total held-to-maturity securities	$405,045	$5,769	$1,470	$409,344

2007:
Held-to-maturity (carried at amortized cost):
Municipal bonds, maturing within one year	$2,897	$2	$—	$2,899
Debt securities of government sponsored entities, maturing within one year	40,428	98	—	40,526
Debt securities of government sponsored entities, maturing between one year and five years	336,408	1,708	8	338,108

Total	$379,733	$1,808	$8	$381,533

During the fourth quarter of 2008, we were notified by several of our brokers from whom we purchased auction rate securities that they would be repurchasing those securities over the course of 2009 and 2010. We entered into a forward contract with one of these brokers for auction rate securities totaling $15,612 as of December 31, 2008, at no cost to the Company. This forward contract provides the Company with the ability to sell these auction rate securities to the broker at par within a defined timeframe. As a result of this transaction, these securities have been reclassified to trading because the Company no longer intends to hold these securities until final maturity. Trading securities are carried at fair value. Changes in fair value are recorded in earnings. As of December 31, 2008, a realized loss of $2,238 was recorded related to these trading securities. Additionally, the value of the forward contract of $2,014 was estimated using a discounted cash flow analysis taking into consideration the

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

creditworthiness of the counterparty to the agreement. This forward contract was recognized as of December 31, 2008 at its estimated fair value and is included in other long-term assets with a corresponding increase to earnings.

The purchase amount, realized gains and losses for trading securities held as of December 31, 2008 and the related fair value are as follows:

	Purchase	Realized	Realized	Fair
	Amount	Gains	Losses	Value

2008:
Trading securities (carried at fair-value):
Auction rate securities, maturing greater than ten years	$17,850	$—	$2,238	$15,612

No trading securities were held as of December 31, 2007.

As a condition for licensure by various state governments to operate HMOs, health insuring corporations (“HICs”) or prepaid health services plans (“PHSPs”) we are required to maintain certain funds on deposit, in specific dollar amounts based on either formulas or set amounts, with or under the control of the various departments of insurance. We purchase interest-based investments with a fair value equal to or greater than the required dollar amount. The interest that accrues on these investments is not restricted and is available for

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

withdrawal. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for these held-to-maturity securities are summarized as follows at December 31, 2008 and 2007:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2008:
Cash	$479	$—	$—	$479
Money market funds	39,924	—	—	39,924
Held-to-maturity (carried at amortized cost):
U.S. Treasury securities, maturing within one year	15,368	173	—	15,541
U.S. Treasury securities, maturing between one year and five years	2,678	110	—	2,788
U.S. Treasury securities, maturing between five years and ten years	589	11	—	600
Debt securities of government sponsored entities, maturing within one year	937	13	—	950
Debt securities of government sponsored entities, maturing between one year and five years	34,901	341	—	35,242
Debt securities of government sponsored entities, maturing between five and ten years	102	6	—	108

Total	$94,978	$654	$—	$95,632

2007:
Money market funds	$24,206	$—	$—	$24,206
Held-to-maturity (carried at amortized cost):
U.S. Treasury securities, maturing within one year	13,622	34	4	13,652
U.S. Treasury securities, maturing between one year and five years	2,373	134	—	2,507
U.S. Treasury securities, maturing between five years and ten years	583	48	—	631
Debt securities of government sponsored entities, maturing within one year	7,459	12	—	7,471
Debt securities of government sponsored entities, maturing between one year and five years	40,866	203	—	41,069
Debt securities of government sponsored entities, maturing between five and ten years	376	6	2	380

Total	$89,485	$437	$6	$89,916

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair value of our available-for-sale and held-to-maturity investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008:

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

2008:
Auction rate securities	$56,028	$6,372	17	$—	$—	—
Corporate bonds	54,579	1,540	22	—	—	—
Debt securities of government sponsored entities	4,980	29	3	—	—	—

Total temporarily impaired securities	$115,587	$7,941	42	$—	$—	—

The following table shows the fair value of our held-to-maturity investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

2007:
Commercial paper	$23,760	$6	5	$—	$—	—
Debt securities of government sponsored entities	10,869	13	5	118	2	1
U.S. Treasury securities	6,606	4	1	—	—	—

Total temporarily impaired securities	$41,235	$23	11	$118	$2	1

The temporary declines in value as of December 31, 2008 and 2007, are primarily due to fluctuations in short-term market interest rates.

(4)	Property, Equipment and Software, Net

Property, equipment and software, net at December 31, 2008 and 2007 is summarized as follows:

	2008	2007

Leasehold improvements	$33,134	$32,594
Furniture and fixtures	21,791	20,299
Equipment	71,890	68,577
Software	117,908	90,993

	244,723	212,463
Less accumulated depreciation and amortization	(140,976)	(114,530)

Total	$103,747	$97,933

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Market Exits

(a)	South Carolina

In November 2008, we entered into an agreement to sell substantially all assets of AMERIGROUP Community Care of South Carolina, Inc. As of December 31, 2008, AMERIGROUP Community Care of South Carolina, Inc. served approximately 16,000 members in South Carolina. This transaction is expected to close in the first quarter of 2009.

(b)	West Tennessee

On November 1, 2007, AMERIGROUP Tennessee, Inc. acquired the contract rights and substantially all of the assets of Memphis Managed Care Corporation (“MMCC”) including substantially all of the assets of Midsouth Health Solutions, Inc., a subsidiary of MMCC, for approximately $11,733. The purchase price was financed through available unregulated cash. The assets purchased consisted primarily of MMCC’s rights to provide administrative services to the State of Tennessee for its TennCare members in the West Tennessee region. Goodwill and other intangibles totaled $9,967, which included $1,923 of specifically identifiable intangibles allocated to the rights to the administrative services contract, the provider network and trademarks.

Our administrative services only arrangement for the West Tennessee region terminated on October 31, 2008 pursuant to its terms. However, we have certain claims run-out and transition obligations that will continue into 2009. Additionally, we received a purchase price adjustment that reduced the purchase price by $1,500 for early termination of the administrative services only contract which was recorded as an adjustment to goodwill. The resulting goodwill of $6,544, or $0.08 per diluted share net of the related income tax effect for the year ended December 31 2008, was written off to selling, general and administrative expenses. Additional costs recorded and to be recorded to discontinue operations in West Tennessee are not material.

(c)	District of Columbia

On March 10, 2008, AMERIGROUP Maryland, Inc. d/b/a AMERIGROUP Community Care of the District of Columbia was notified that it was one of four successful bidders in the reprocurement of the District of Columbia’s Medicaid managed care business for the contract period beginning May 1, 2008. On April 2, 2008, AMERIGROUP Maryland, Inc. elected not to participate in the District’s new contract due to premium rate and programmatic concerns. Accordingly, its contract with the District of Columbia, as amended, terminated on June 30, 2008. As a result of exiting this market, we have written off acquired goodwill of $2,264, or $0.03 per diluted share, net of the related income tax effect as of December 31, 2008. Additional costs recorded and to be recorded to discontinue operations are not expected to be material.

(6)	Summary of Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets for the years ended December 31, 2008 and 2007 are as follows:

	2008				2007
	Gross Carrying	Accumulated	Weighted	Gross Carrying	Accumulated	Weighted
	Amount	Amortization	Average Life	Amount	Amortization	Average Life

Goodwill	$254,840	$(5,493)	n/a	$265,532	$(5,773)	n/a
Membership rights and provider contracts	25,971	(25,113)	9	25,867	(22,675)	9
Non-compete agreements and trademarks	1,596	(1,596)	n/a	1,596	(1,538)	2

Total	$282,407	$(32,202)		$292,995	$(29,986)

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $2,496, $2,279 and $4,541, respectively, and the estimated aggregate amortization expense for the five succeeding years is as follows:

Estimated
amortization
expense

2009	$415
2010	188
2011	106
2012	65
2013	47

(7)	Income Taxes

Total income taxes for the years ended December 31, 2008, 2007 and 2006 were allocated as follows:

	Years Ended December 31,
	2008	2007	2006

Income taxes from continuing operations	$57,750	$70,115	$65,976
Stockholders’ equity, tax benefit on exercise of stock options	(2,034)	(4,664)	(2,611)
Stockholders’ equity, tax benefit related to unrealized loss on available-for-sale securities	(2,350)	—	—

	$53,366	$65,451	$63,365

Income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	Current	Deferred	Total

Year ended December 31, 2008:
U.S. Federal	$46,445	$2,715	$49,160
State and local	8,193	397	8,590

	$54,638	$3,112	$57,750

Year ended December 31, 2007:
U.S. Federal	$64,771	$(2,676)	$62,095
State and local	7,548	472	8,020

	$72,319	$(2,204)	$70,115

Year ended December 31, 2006:
U.S. Federal	$67,014	$(10,917)	$56,097
State and local	11,176	(1,297)	9,879

	$78,190	$(12,214)	$65,976

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differed from the amounts computed by applying the statutory U.S. Federal income tax rate to income before income taxes as a result of the following:

	Years Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$2,481	35.0	$65,298	35.0	$60,579	35.0
Increase in income taxes resulting from:
State and local income taxes, net of Federal income tax effect	5,750	81.1	5,354	2.9	6,121	3.5
Qui Tam settlement payment, net non-deductible amount	48,724	687.4	—	—	—	—
Effect of nondeductible expenses and other, net	795	11.2	(537)	(0.3)	(724)	(0.4)

Total income tax expense	$57,750	814.7	$70,115	37.6	$65,976	38.1

The effective tax rate is based on expected taxable income, statutory tax rates, and estimated permanent book to tax differences. Income tax returns that we file are periodically audited by Federal or state authorities for compliance with applicable Federal and state tax laws. Our effective tax rate is computed taking into account changes in facts and circumstances, including progress of audits, developments in case law and other applicable authority, and emerging legislation. The increase in non-deductible expenses for 2008 compared to 2007 and 2006 is primarily attributable to a decrease in Federal tax exempt interest income and an increase in expenses that are not deductible for tax purposes.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	December 31,
	2008	2007

Deferred tax assets:
Estimated claims incurred but not reported, a portion of which is deductible as paid for tax purposes	$7,209	$8,274
Vacation, bonus, stock compensation and other accruals, deductible as paid for tax purposes	22,567	19,051
Accounts receivable allowances, deductible as written off for tax purposes	4,814	4,913
Start-up costs, deductible in future periods for tax purposes	77	85
Unearned revenue, a portion of which is includible in income as received for tax purposes	6,247	4,207
Convertible bonds original issue discount	13,308	16,865
Unrealized losses on available-for-sale securities	2,350	—
Long term debt issuance costs, due to timing differences in book and tax amortization	736	—
State net operating loss/credit carryforwards, deductible in future periods for tax purposes	872	1,322

Gross deferred tax asset	58,180	54,717
Deferred tax liabilities:
Goodwill, due to timing differences in book and tax amortization	(3,590)	(3,097)
Property and equipment, due to timing differences in book and tax depreciation	(17,864)	(13,519)
Deductible prepaid expenses and other	(2,081)	(2,551)

Gross deferred tax liabilities	(23,535)	(19,167)

Net deferred tax asset	$34,645	$35,550

To assess the recoverability of deferred tax assets, we consider whether it is more likely than not that deferred tax assets will be realized. In making this determination, we take into account the scheduled reversal of deferred tax liabilities and whether projected future taxable income is sufficient to permit deduction of the deferred tax assets. Based on the level of historical taxable income and projections for future taxable income, we believe it is more likely than not that we will fully realize the benefits of the gross deferred tax assets of $58,180. State net operating loss carryforwards that expire in 2027 through 2028 comprise $872 of the gross deferred tax assets.

Income tax payable was $10,119 at December 31, 2008 and is included in accrued expenses and other current liabilities. Prepaid income tax was $14,277 at December 31, 2007, and is included in prepaid expenses and other current assets.

The Company is subject to U.S. Federal income tax, as well as income taxes in multiple state jurisdictions. We have substantially concluded all U.S. Federal income tax matters for years through 2005. Substantially all material state matters have been concluded for years through 2004.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We adopted the provisions of FIN 48 on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount

Balance at January 1, 2008	$901
Additions based on tax positions for current year	—
Additions for tax positions of prior years	102
Reductions for tax positions of prior years	—
Settlements	(51)

Balance at December 31, 2008	$952

Of the total unrecognized tax benefits of $952, $649 (net of the Federal benefit on state issues) represents the total amount of tax benefits that, if recognized, would reduce our annual effective rate. The Company recognizes interest and any penalties accrued related to unrecognized tax benefits in income tax expense. We accrued potential interest of $39 related to these unrecognized tax benefits during 2008. As of December 31, 2008, the Company has recorded a liability for potential gross interest of $304.

The Company has requested a pre-filing agreement with the IRS regarding the tax treatment of the qui tam settlement. As the Company works to resolve this issue with the IRS, it is reasonably possible that there could be a material change in the gross amount of unrecognized tax benefits within the next twelve months.

(8)	Long-Term Debt

Our long-term debt consists of the following at December 31:

	2008	2007

Credit and Guaranty Agreement	$44,332	$129,025
2.0% Convertible Senior Notes due May 15, 2012	260,000	260,000

	$304,332	$389,025

Our Credit and Guaranty Agreement (the “Credit Agreement”) entered into on March 26, 2007 has an outstanding balance of $44,332 under the term loan facility and has available up to $50,000 of financing under a senior secured revolving credit facility. The Credit Agreement terminates on March 15, 2012. During 2008, the Company paid $84,028 in scheduled and voluntary principal payments of outstanding balances under the Credit Agreement. The Company elected to make voluntary payments of principal as a result of cash received from the release of restricted investments held as collateral in excess of the amount needed to fund the qui tam litigation settlement. Additionally, the Company purchased in the open-market and retired approximately $5,541 of its outstanding principal at approximately 88% of par resulting in a gain of $665 for the year ended December 31, 2008.

The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. The applicable interest rate was 2.50% at December 31, 2008. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof.

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

As of December 31, 2008, we had no outstanding borrowings under the senior secured revolving credit facility portion of our Credit Agreement but have caused to be issued irrevocable letters of credit in the aggregate face amount of $16,500.

We incurred offering expenses totaling approximately $4,800 in connection with the Credit Agreement which are included in other long-term assets in the Consolidated Financial Statements and are being amortized using the effective interest method.

Convertible Senior Notes

Effective March 28, 2007, we issued an aggregate of $260,000 in principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (the “2.0% Convertible Senior Notes”). In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the 2.0% Convertible Senior Notes and common stock issuable upon conversion of the 2.0% Convertible Senior Notes. We incurred offering expenses totaling approximately $6,900 in connection with the offering of the 2.0% Convertible Senior Notes which are included in other long-term assets in the accompanying Consolidated Financial Statements and are being amortized over the term of the 2.0% Convertible Senior Notes. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The 2.0% Convertible Senior Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

Upon conversion of the 2.0% Convertible Senior Notes, we will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes converted, we have the option to settle the excess with cash, shares of our common stock, or a combination of cash and shares of our common stock based on a daily conversion value, as defined in the Indenture. If an “accounting event” (as defined in the Indenture) occurs, we have the option to elect to settle the converted notes exclusively in shares of our common stock. The initial conversion rate for the 2.0% Convertible Senior Notes will be 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of our common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the Indenture) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of Notes that elects to convert its Notes in connection with such fundamental change.

Concurrent with the issuance of the 2.0% Convertible Senior Notes, we purchased convertible note hedges covering, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock. The convertible note hedges allow us to receive shares of our common stock and/or cash equal to the amounts of common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2.0% Convertible Senior Notes upon conversion. These convertible note hedges will terminate at the earlier of the maturity date of the 2.0% Convertible Senior Notes or the first day on which none of the 2.0% Convertible Senior Notes remain outstanding due to conversion or otherwise.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The convertible note hedges are expected to reduce the potential dilution upon conversion of the 2.0% Convertible Senior Notes in the event that the market value per share of our common stock, as measured under the convertible note hedges, at the time of exercise is greater than the strike price of the convertible note hedges, which corresponds to the initial conversion price of the 2.0% Convertible Senior Notes and is subject to certain customary adjustments. If, however, the market value per share of our common stock exceeds the strike price of the warrants (discussed below) when such warrants are exercised, we will be required to issue common stock. Both the convertible note hedges and warrants provide for net-share settlement at the time of any exercise for the amount that the market value of our common stock exceeds the applicable strike price.

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, we sold warrants to acquire 6,112,964 shares of our common stock at an exercise price of $53.77 per share. If the average price of our common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled, at our option, in cash or shares of our common stock.

The convertible note hedges and sold warrants are separate transactions which do not affect holders’ rights under the 2.0% Convertible Senior Notes.

Maturities of long-term debt for the five years ending December 31 are as follows:

	Principal	Interest	Total

2009	$506	$6,328	$6,834
2010	506	6,306	6,812
2011	506	6,293	6,799
2012	302,814	2,820	305,634
Thereafter	—	—	—

Total debt	$304,332	$21,747	$326,079

(9)	Stock Option Plan

In May 2005, our shareholders adopted and approved our 2005 Equity Incentive Plan (“2005 Plan”), which provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, stock bonuses and other stock-based awards to employees and directors. We reserved for issuance a maximum of 3,750,000 shares of common stock under the 2005 Plan. In addition, shares remaining available for issuance under our 2003 Stock Plan (described below), our 2000 Stock Plan (described below) and our 1994 Stock Plan (described below) will be available for issuance under the 2005 Plan. Under all plans, an option’s maximum term is ten years. As of December 31, 2008, we had a total 1,398,589 shares available for issuance under our 2005 Plan.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity during the year ended December 31, 2008 was as follows:

				Weighted-Average
			Aggregate	Remaining
		Weighted-Average	Intrinsic	Contractual Term
	Shares	Exercise Price	Value	(Years)

Outstanding at December 31, 2007	4,504,495	$25.11
Granted	1,629,357	27.80
Exercised	(535,402)	15.65
Expired	(90,652)	39.57
Forfeited	(93,410)	28.89

Outstanding at December 31, 2008	5,414,388	$27.17	$24,877	4.77

Exercisable as of December 31, 2008	3,728,704	$26.64	$21,629	4.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the year ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006

Expected volatility	43.25% - 46.65%	43.50% - 44.31%	44.35% - 45.32%
Weighted-average stock price volatility	44.95%	43.99%	45.11%
Expected option life	1.14 - 7.00 years	2.00 - 7.00 years	2.40 - 5.56 years
Risk-free interest rate	1.67% - 3.36%	3.42% - 4.82%	4.52% - 5.11%
Dividend yield	None	None	None

Assumptions used in estimating the fair value at date of grant were based on the following:

i.	the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107 which uses the vesting period, generally quarterly over four years, and the option term, generally seven years, to calculate the expected life of the option;

ii.	expected volatility is based on historical volatility levels; and

iii.	the risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

The Company employs the simplified method to estimate the expected life of each award due to the significant volatility in the market price of our stock which has created exercise patterns that we do not believe are indicative of future activity.

The weighted-average fair value per share of options granted during the years ended December 31, 2008, 2007 and 2006 was $11.79, $14.08 and $11.08, respectively. The total fair value of options vested during the years December 31, 2008, 2007 and 2006 was $6,324, $8,526 and $6,706, respectively. The following table provides information related to options exercised during the years ended December 31, 2008, 2006, and 2005:

	Years Ended December 31,
	2008	2007	2006

Cash received upon exercise of options	$10,248	$11,662	$8,690
Related tax benefit realized	2,034	4,664	2,611

Total intrinsic value of options exercised was $6,970, $12,561 and $10,634, for the years ended December 31, 2008, 2007 and 2006, respectively.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-vested restricted stock for the twelve months ended December 31, 2008 is summarized below:

		Weighted-Average
		Grant Date Fair
	Shares	Value

Non-vested balance at December 31, 2007	276,682	$27.94
Granted	213,162	27.98
Vested	(85,592)	27.74
Expired	—	—
Forfeited	(53,903)	26.34

Non-vested balance at December 31, 2008	350,349	$28.26

Non-vested restricted stock includes grants with both service and performance condition based vesting. Service-based awards generally vest annually over a period of four years contingent only on the employees’ continued employment. Performance based shares contingently vest over a period of four years from the date of grant based upon the extent of achievement of certain operating goals relating to the Company’s earnings per share, with up to 25% vesting on the first anniversary of the grant date and up to an additional 25% vesting on each of the second, third and fourth anniversaries of the grant date. The shares in each of the respective four tranches vest in full if earnings per share for each of the four calendar years after the date of grant equals or exceeds 115% of earnings per share for the preceding calendar year, as adjusted for any changes in measurement methods; provided that 50% of each tranche will vest if earnings per share for the year is between 113.50% and 114.24% (inclusive) of adjusted earnings per share for the preceding year, and 75% of each tranche will vest if earnings per share for the year is between 114.25% and 114.99% (inclusive) of adjusted earnings per share for the preceding year. Performance based awards represent 11,759 shares of outstanding non-vested restricted stock awards.

As of December 31, 2008, there was $26,990 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005, 2003, 2000 and 1994 Plans, which is expected to be recognized over a weighted-average period of 2.9 years.

On September 30, 2007, we entered into a Retirement and Consulting Agreement with Jeffrey L. McWaters, the Company’s former Chairman of the Board and Chief Executive Officer. Under the terms of the agreement, certain equity grants were modified to accelerate vesting and extend the exercise period. As a result, additional compensation expense of approximately $3,700 was recorded in 2007.

(10)	Employee Stock Purchase Plan

On February 15, 2001, the Board of Directors approved and we adopted an Employee Stock Purchase Plan. All employees are eligible to participate except those employees who have been employed by us less than 90 days, whose customary employment is less than 20 hours per week or any employee who owns five percent or more of our common stock. Eligible employees may join the plan every six months. Purchases of common stock are priced at the lower of the stock price less 15% on the first day or the last day of the six-month period. We have reserved for issuance 1,200,000 shares of common stock. We issued 104,238, 88,277, and 81,152 shares under the Employee Stock Purchase Plan in 2008, 2007, and 2006, respectively. As of December 31, 2008 we had a total of 609,303 shares available for issuance under the Employee Stock Purchase Plan.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the employees’ purchase rights granted in each of the six months offering periods during 2008, 2007 and 2006 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Six Month Offering Periods Ending
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2008	2008	2007	2007	2006	2006

Expected volatility	44.27%	43.28%	43.62%	44.52%	44.90%	45.65%
Expected term	6 months	6 months	6 months	6 months	6 months	6 months
Risk-free interest rate	2.17%	3.49%	4.95%	5.07%	5.24%	4.16%
Divided yield	None	None	None	None	None	None

The per share fair value of those purchase rights granted in each of the six month offering periods during 2008, 2007 and 2006 were as follows:

	Six Month Offering Periods Ending
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2008	2008	2007	2007	2006	2006

Grant-date fair value	$5.74	$10.00	$6.58	$10.01	$8.70	$5.46

The Company recognized $853, $753 and $537 of compensation expense during the years ended December 31, 2008, 2007 and 2006, respectively, for the purchase rights granted during these years.

(11)	Stock Repurchase Program

In 2008, our Board of Directors approved a stock repurchase program and authorized the repurchase of up to two million shares, subject to limits imposed by our Credit Agreement and otherwise. We repurchased 1,163,027 shares of our common stock and placed them into treasury during the year ended December 31, 2008 for a total cost of approximately $30,600. As of December 31, 2008, the Company’s share repurchase program had 836,973 shares remaining under the limit authorized to be repurchased. In February 2009, our Board of Directors authorized the repurchase of an additional three million shares under the program.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share:

	Years Ended December 31,
	2008	2007	2006

Basic net (loss) income per share:
Net (loss) income	$(50,662)	$116,450	$107,106

Weighted average number of common shares outstanding	52,816,674	52,595,503	51,863,999

Basic net (loss) income per share	$(0.96)	$2.21	$2.07

Diluted net (loss) income per share:
Net (loss) income	$(50,662)	$116,450	$107,106

Weighted average number of common shares outstanding	52,816,674	52,595,503	51,863,999
Dilutive effect of stock options, convertible senior notes and warrants (as determined by applying the treasury stock method)	—	1,250,326	1,218,934

Weighted average number of common shares and dilutive potential common shares outstanding	52,816,674	53,845,829	53,082,933

Diluted net (loss) income per share	$(0.96)	$2.16	$2.02

Potential common stock equivalents representing 909,668 shares for the year ended December 31, 2008 were not included in the computation of diluted net loss per share because of the net loss for the period. Including such shares would have been anti-dilutive. Additionally, potential common stock equivalents representing 2,442,139 shares with a weighted-average exercise price of $35.88 for the year ended December 31, 2008, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. Potential common stock equivalents representing 1,531,368 shares with a weighted-average exercise price of $37.59 for the year ended December 31, 2007, were not included in the computation of diluted net income per share because to do so would have been anti- dilutive. Potential common stock equivalents representing 1,666,560 shares with a weighted-average exercise price of $39.55 for the year ended December 31, 2006, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

The Company’s 2.0% Convertible Senior Notes due May 15, 2012 issued effective March 28, 2007 in an aggregate principle amount of $260,000, were not included as dilutive securities for the years ended December 31, 2008 and 2007 because the conversion price of $42.53 was greater than the average market price of shares of the Company’s common stock for each of those years; therefore, to do so would have been anti-dilutive. The Company’s warrants sold on March 28, 2007 and April 9, 2007 were not included as dilutive securities for the years ended December 31, 2008 and 2007 because the warrants’ exercise price of $53.77 was greater than the average market price of the Company’s common shares for each of those years; therefore, to do so would have been anti-dilutive.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

Short-term investments, long-term investments, investments on deposit for licensure and forward contracts related to certain auction rate securities (included in other long-term assets): Fair values for these financial instruments are determined based on quoted market prices, discounted cash flow analyses or other type of valuation models (See Note 2(b)).

Cash surrender value of life insurance policies: The carrying amount approximates fair value.

The estimated fair value of the borrowings under the Credit Agreement and the 2.0% Convertible Senior Notes is determined based upon quoted market prices. As of December 31, 2008, the fair value of the borrowings under the Credit Agreement and 2.0% Convertible Senior Notes was $38,901 and $222,300, respectively.

(14)	Commitments and Contingencies

(a)	Minimum Reserve Requirements

Regulations governing our managed care operations in each of our licensed subsidiaries require the applicable subsidiaries to meet certain minimum net worth requirements. Each subsidiary was in compliance with its requirements at December 31, 2008.

(b)	Malpractice

We maintain professional liability coverage for certain claims which is provided by independent carriers and is subject to annual coverage limits. Professional liability policies are on a claims-made basis and must be renewed or replaced with equivalent insurance if claims incurred during its term, but asserted after its expiration, are to be insured.

(c)	Lease Agreements

We are obligated under capital leases covering certain office equipment that expire at various dates during the next year. At December 31, 2008 and 2007, the gross amount of office equipment and related accumulated amortization recorded under capital leases was as follows:

	2008	2007

Equipment	$7,822	$8,071
Accumulated amortization	(7,822)	(7,572)

	$—	$499

Amortization of assets held under capital leases is included with depreciation and amortization expense.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also lease office space under operating leases which expire at various dates through 2019. Future minimum payments by year and in the aggregate under all non-cancelable leases are as follows at December 31, 2008:

Operating
Leases

2009	$14,783
2010	13,971
2011	13,263
2012	12,354
2013	7,724
Thereafter	29,149

Total minimum lease payments	$91,244

These leases have various escalations, abatements and tenant improvement allowances that have been included in the total cost of each lease and amortized on a straight-line basis. Total rent expense for all office space and office equipment under non-cancelable operating leases was $18,351, $15,846 and $12,576 in 2008, 2007 and 2006, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(d)	Deferred Compensation Plans

Our employees have the option to participate in a deferred compensation plan sponsored by the Company. All full-time and most part-time employees of the Company and its subsidiaries may elect to participate in this plan. This plan is a defined contribution profit sharing plan under Section (401)k of the Internal Revenue Code. Participants may contribute a certain percentage of their compensation subject to maximum Federal and plan limits. We may elect to match a certain percentage of each employee’s contributions up to specified limits. For the years ended December 31, 2008, 2007 and 2006, the matching contributions under the plan were $3,649, $3,748, and $2,785, respectively.

Certain employees have the option to participate in a non-qualified deferred compensation plan sponsored by the Company. Participants may contribute a percentage of their income subject to maximum plan limits. The Company does not match any employee contributions; however, the Company’s obligation to the employee is equal to the employees’ deferrals plus or minus any return on investment the employee earns through self-selected investment allocations. Included in other long-term liabilities at December 31, 2008 and 2007, respectively was $4,526 and $6,336 related to this plan.

Certain employees are eligible for a long-term cash incentive award designed to retain key executives. Each eligible participant is assigned a cash target, the payment of which is deferred for three years. The amount of the target is dependent upon the participant’s performance against individual major job objectives in the first year of the program. The target award amount is funded over the three-year period, with the funding at the discretion of the Compensation Committee of the Board of Directors. An executive is eligible for payment of a long-term incentive award earned in any one year only if the executive remains employed with the Company and is in good standing on the date the payment is made following the third year of the three-year period. The expense recorded for the long-term cash incentive awards was $5,232, $5,542 and $1,766 in 2008, 2007 and 2006, respectively. The related current portion of the liability of $4,868 at December 31, 2008 is included in accrued payroll and related liabilities for the amounts due under the 2006 plan payable in 2009. The Company did not meet its financial targets in 2005; therefore at December 31, 2007 no liability was included in the current liabilities for amounts due under the 2005 plan year payable in 2008. The related long-term portion of the liability of $8,476 and $7,007 at December 31, 2008 and 2007, respectively, is included in other long-term liabilities.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 (e) Legal Proceedings

 Purchase Agreement Litigation

On November 19, 2008, AMERIGROUP New Jersey, Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Centene Corporation (“Centene”) and its wholly-owned subsidiary University Health Plans, Inc. (“UHP”), whereby AMERIGROUP New Jersey, Inc., would purchase certain assets of UHP related to its Medicaid business, including the right to serve UHP’s members who are beneficiaries of the New Jersey Medicaid program. Prior to the execution of the Purchase Agreement, the State of New Jersey announced that it would begin using periodic risk scores to establish the premium rates to be paid to managed care organizations with respect to their TANF and CHIP Medicaid members effective as of January 1, 2009. Prior to the execution of the Purchase Agreement, the State had neither disclosed its methodology for calculating the periodic risk score for TANF and CHIP beneficiaries applicable to each managed care organization nor the date on which the periodic rate scores would be announced.

Following execution of the Purchase Agreement but prior to closing, the State notified UHP of (a) its final periodic risk score for its TANF and CHIP Medicaid members; and (b) the amount of the corresponding premium rate reduction effective January 1, 2009. Upon learning of UHP’s final periodic risk score and the amount of the rate reduction, AMERIGROUP New Jersey, Inc., notified Centene and UHP in writing that: (i) the rate reduction constituted a Material Adverse Effect, as defined in the Purchase Agreement; (ii) the occurrence of a Material Adverse Effect was a breach of the representations and warranties of Centene and UHP in the Purchase Agreement; (iii) the absence of any Material Adverse Effect was a precondition to the obligation of AMERIGROUP New Jersey, Inc. to proceed to closing under the Purchase Agreement; and (iv) pursuant to the terms of the Purchase Agreement, Centene and UHP had ten days to cure the breach or AMERIGROUP New Jersey, Inc., would terminate the Purchase Agreement in accordance with its terms. Centene and UHP failed to cure the breach within the ten day period, and, on December 30, 2008, AMERIGROUP New Jersey, Inc. notified Centene and UHP in writing that the Purchase Agreement was terminated.

On January 8, 2009, Centene and UHP filed a civil action complaint (the “Complaint”) against AMERIGROUP New Jersey, Inc. and the Company in the Superior Court of New Jersey, Essex County, Chancery Division, Docket No. C-8-09. The Complaint asserts breach of contract and tortious interference with contractual relations claims against AMERIGROUP New Jersey, Inc. and the Company. The Complaint seeks specific performance compelling AMERIGROUP New Jersey, Inc. to perform its obligations under the Purchase Agreement, consequential and incidental damages to be determined at trial, and other relief as the court may deem just and proper.

On February 10, 2009, the Company and AMERIGROUP New Jersey, Inc. filed a Motion for Partial Dismissal of the Complaint and to Transfer Venue, seeking the dismissal of the tortious interference claims against both the Company and AMERIGROUP New Jersey, Inc., and the transfer of venue of the remaining cause of action in the Complaint from the Superior Court of New Jersey, Essex County, to the Superior Court of New Jersey, Middlesex County, the latter being the location of the executive offices of both AMERIGROUP New Jersey, Inc. and UHP.

The Company and AMERIGROUP New Jersey, Inc. believe that they have substantial defenses to these claims and will defend against them vigorously. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

 Risk Sharing Receivable

AMERIGROUP Texas, Inc. previously had an exclusive risk-sharing arrangement in the Fort Worth service area with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”), which includes Cook Children’s Medical Center (“CCMC”), that expired by its own terms as of August 31, 2005. Under this risk-sharing arrangement the parties had an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. The contract with CCHCN prescribes reconciliation procedures all of which

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been completed. CCHCN subsequently engaged external consultants to review all medical claim payments made for the 2005 contract year and the preliminary results challenged payments made on certain claims. The parties participated in voluntary non-binding mediation but were unable to resolve this matter. Following the conclusion of the mediation, on August 27, 2008, AMERIGROUP Texas, Inc. filed suit against CCHCN and CCPN in the District Court for the 153rd Judicial District in Tarrant County, Texas, case no. 153-232258-08, alleging breach of contract and seeking compensatory damages in the amount of $10,800 plus pre-and post-judgment interest and attorney’s fees and costs. On October 3, 2008, CCHCN and CCPN filed a counterclaim against AMERIGROUP Texas, Inc. alleging breach of contract and seeking an amount to be determined at trial plus pre- and post-judgment interest and attorney’s fees and costs. A trial is set for September 14, 2009 and the parties are currently engaged in discovery.

The accompanying Consolidated Balance Sheet as of December 31, 2008, includes a receivable balance related to this issue. We believe that the amount at issue is a valid receivable and that we have a favorable legal position with respect to the above described litigation. However, we may incur significant costs in our efforts to reach a final resolution of this matter. Further, in the event that we are unable to resolve this matter in a favorable manner or obtain an outcome at trial resulting in payment in full to us, our results of operations may be adversely affected.

 Qui Tam Litigation Settlement

On August 13, 2008, we finalized the settlement of qui tam litigation relating to certain marketing practices of our former Illinois health plan for a cash payment of $225,000 without any admission of wrongdoing by us or our subsidiaries or affiliates. We also paid approximately $9,205 to the Relator for legal fees. Both payments were made during the three months ended September 30, 2008. As a result, we recorded a one-time expense in the amount of $234,205 in the year ended December 31, 2008 and reported a net loss. Net of the related tax benefit, our earnings were reduced $199,638 or $3.78 per diluted share.

 Other Litigation

Additionally, we are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of the information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our liquidity, financial condition or results of operations.

(f)	Other Contingencies

 Florida Behavioral Health

A Florida Statute (the “Statute”) gives the Florida Agency for Health Care Administration (“AHCA”) the right to contract with entities to provide comprehensive behavioral healthcare services, including mental health and substance abuse services. The Statute further requires the contractor to use at least 80% of the capitation for the provision of certain behavioral healthcare services, with any shortfall in the 80% expenditure being refunded to the State. In April 2007, our Florida subsidiary AMERIGROUP Florida Inc., and AHCA resolved the disagreement regarding this matter for the 2004 and 2005 contract years and AMERIGROUP Florida, Inc. paid approximately $5,300 to AHCA.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Parent Financial Statements

The following parent only condensed financial information reflects the financial condition, results of operations and cash flows of AMERIGROUP Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$256,126	$73,502
Short-term investments	—	123,944
Restricted investments held as collateral	—	351,318
Deferred income taxes	9,396	7,922
Prepaid expenses and other	10,531	33,595

Total current assets	276,053	590,281
Long-term investments	53,706	8,999
Investment in subsidiaries	844,031	702,488
Property, equipment and software, net	84,312	78,706
Deferred income taxes	9,907	13,235
Other long-term assets	14,673	17,767
Subordinated loan receivable	—	2,366

Total assets	$1,282,682	$1,413,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,810	$6,775
Accrued payroll and related liabilities	62,469	47,965
Accrued expenses and other	41,690	38,113
Due to subsidiaries	3,064	3,441
Current portion of long-term debt	506	27,567
Current portion of capital lease obligations	—	368

Total current liabilities	114,539	124,229
Long-term convertible debt	260,000	260,000
Long-term debt less current portion	43,826	101,458
Other long-term liabilities	13,839	14,248

Total liabilities	432,204	499,935

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 52,673,363 and 53,129,928 at December 31, 2008 and 2007, respectively	539	532
Additional paid-in-capital	434,578	412,065
Accumulated other comprehensive loss	(3,207)	—
Retained earnings	450,705	502,182

	882,615	914,779
Less treasury stock at cost (1,207,510 and 25,713 shares at December 31, 2008 and December 31, 2007, respectively)	(32,137)	(872)

Total stockholders’ equity	850,478	913,907

Total liabilities and stockholders’ equity	$1,282,682	$1,413,842

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)

Revenues:
Service fees from subsidiaries	$291,350	$279,686	$236,661
Investment income and other	15,309	27,596	6,728

Total revenues	306,659	307,282	243,389

Expenses:
Selling, general and administrative	228,155	218,785	186,810
Litigation settlement	234,205	—	—
Depreciation and amortization	27,626	24,292	17,089
Interest	10,038	12,282	608

Total expenses	500,024	255,359	204,507

(Loss) income before income taxes and equity earnings in subsidiaries	(193,365)	51,923	38,882
Income tax benefit (expense)	17,455	(19,576)	(13,705)
Equity earnings in subsidiaries	125,248	84,103	81,929

Net (loss) income	$(50,662)	$116,450	$107,106

Net income per share:
Basic net (loss) income per share	$(0.96)	$2.21	$2.07

Weighted average number of shares outstanding	52,816,674	52,595,503	51,863,999

Diluted net (loss) income per share	$(0.96)	$2.16	$2.02

Weighted average number of common shares and dilutive potential common shares outstanding	52,816,674	53,845,829	53,082,933

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASHFLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(50,662)	$116,450	$107,106
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	27,626	24,292	17,089
Loss on disposal or abandonment of property, equipment and software	402	84	269
Deferred tax expense (benefit)	3,595	(628)	(10,882)
Compensation expense related to share-based payments	10,381	11,879	8,477
Other	(384)	—	—
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Equity earnings in subsidiaries	(125,248)	(84,103)	(81,929)
Unearned revenue	—	(5,561)	—
Prepaid expenses and other current assets	23,064	(3,095)	(18,357)
Other assets	795	(2,359)	(672)
Accounts payable and other current liabilities	17,498	13,450	43,904
Other long-term liabilities	(409)	8,112	420

Net cash (used in) provided by operating activities	(93,342)	78,521	65,425

Cash flows from investing activities:
Release (purchase) of restricted investments held as collateral, net	351,318	(351,318)	—
Purchase of convertible note hedge instruments	—	(52,702)	—
Proceeds from sale of warrant instruments	—	25,662	—
Proceeds from sale of securities, net	71,980	147	5,462
Purchase of property and equipment and software	(29,321)	(27,918)	(37,319)
Contributions made to subsidiaries	(87,390)	(102,847)	(87,291)
Dividends received from subsidiaries	70,151	70,519	34,151

Net cash provided by (used in) investing activities	376,738	(438,457)	(84,997)

Cash flows from financing activities:
Change in due from and to subsidiaries, net	1,989	20,165	10,877
Proceeds from issuance of convertible notes	—	260,000	—
Borrowings under credit facility	—	351,318	—
Repayment of borrowings under credit facility	(84,028)	(222,293)	—
Payment of debt issuance costs	—	(11,732)	—
Payment of capital lease obligations	(368)	(842)	(1,607)
Proceeds from exercise of stock options and employee stock purchases	10,248	11,662	8,690
Repurchase of common stock shares	(30,647)	—	—
Tax benefit related to exercise of stock options	2,034	4,664	2,611

Net cash (used in) provided by financing activities	(100,772)	412,942	20,571

Net increase in cash and cash equivalents	182,624	53,006	999
Cash and cash equivalents at beginning of year	73,502	20,496	19,497

Cash and cash equivalents at end of year	$256,126	$73,502	$20,496

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Quarterly Financial Data (unaudited)

	Three Months Ended
2008	March 31	June 30	September 30	December 31

Premium revenues	$1,065,766	$1,111,181	$1,105,759	$1,161,917
Health benefits expenses	874,921	911,471	885,774	946,095
Selling, general and administrative expenses	144,530	148,084	161,520	153,763
Income (loss) before income taxes	56,693	(175,886)	64,532	61,749
Net income (loss)	35,093	(162,539)	39,435	37,349
Diluted net income (loss) per share	0.65	(3.07)	0.74	0.70
Weighted average number of common shares and dilutive potential shares outstanding	54,403,315	52,953,851	53,494,690	53,345,226

	Three Months Ended
2007	March 31	June 30	September 30	December 31

Premium revenues	$819,594	$985,952	$1,013,620	$1,053,044
Health benefits expenses	683,308	818,848	840,749	873,165
Selling, general and administrative expenses	106,117	121,401	129,941	141,541
Income before income taxes	34,013	52,187	50,308	50,057
Net income	21,293	32,787	31,248	31,122
Diluted net income per share	0.40	0.61	0.58	0.57
Weighted average number of common shares and dilutive potential shares outstanding	53,721,113	53,523,482	53,816,534	54,299,050

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The management of AMERIGROUP Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria established in Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

AMERIGROUP Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. That report has been included herein.

(c) Changes in Internal Controls

During the year ended December 31, 2008, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERIGROUP New York, LLC, entered into an amendment to its Medicaid Managed Care Model Contract with the State of New York Department of Health which amends the existing Medicaid Managed Care Model Family Health Plus Contract for that region retroactively effective for the period October 1, 2008 through March 31, 2009. The amendment provides revised capitation rates.

AMERIGROUP New York, LLC, entered an amendment to its Medicaid Managed Care Model Family Health Plus Contract with the City of New York acting through the State of New York Department of Health which amends the existing Medicaid Managed Care Model Family Health Plus Contract for that region retroactively effective for the period October 1, 2008 through March 31, 2009. The amendment provides revised capitation rates.

AMERIGROUP Florida, Inc. entered into an amendment to the Agency for HealthCare Administration Contract No. FA614 (AHCA Contract No. FA614 Amendment No. 11) effective beginning February 1, 2009. The amendment provides revised capitation rates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMERIGROUP Corporation:

We have audited AMERIGROUP Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMERIGROUP Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AMERIGROUP Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMERIGROUP Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations and consolidated statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 24, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Norfolk, VA
February 24, 2009

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding Executive Officers is contained in Part I of this Report under the caption “Executive Officers of the Company.”

The information regarding directors is incorporated herein by reference from the section entitled “PROPOSAL #1: ELECTION OF DIRECTORS” in the Proxy Statement.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Exchange Act, as amended, for our Annual Meeting of Stockholders to be held on Thursday, May 7, 2009. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2008.

The information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from the sections entitled “Corporate Governance” in the Proxy Statement.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation of Directors” in the Proxy Statement. The Compensation Committee Report shall be deemed furnished with this Form 10-K, and shall not be “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

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

(a)(1) Financial Statements.

The following financial statements are filed: Independent Auditors’ Report, Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules.

None.

(b) Exhibits.

The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Available Information.”

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Current Report on Form 8-K filed on February 14, 2008).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.3	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
10.1	Retirement and Consulting Agreement by and between AMERIGROUP Corporation and Jeffrey L. McWaters, dated September 30, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2007).
10.2	Letter Agreement among AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2007).
10.3	Security Agreement, AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on March 26, 2007).

Exhibit
Number		Description

10.4		Credit and Guaranty Agreement, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, and the various lenders, (incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10	.4.1	Amendment to the Credit and Guaranty Agreement dated March 28, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10	.4.2	Amendment to the Credit and Guaranty Agreement dated April 18, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10	.4.3	Amendment to the Credit and Guaranty Agreement dated November 30, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on December 3, 2007).
10	.4.4	Amendment to the Credit and Guaranty Agreement dated December 15, 2008, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2008).
10.5		Pledge and Security Agreement among AMERIGROUP Corporation, PHP Holdings, Inc. and Wachovia Bank, as collateral agent, (incorporated by reference to exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.6		Confirmation, Re Convertible Note Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 2, 2007).
10.7		Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2007).
10.8		Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 9, 2007).
10	.10.1	AMERIGROUP Corporation Amended and Restated Form 2007 Cash Incentive Plan dated November 6, 2008, (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on November 12, 2008).
10.11		AMERIGROUP Corporation Amended and Restated Form 2005 Equity Incentive Plan dated November 6, 2008, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2008).
10.12		Form 2008 AMERIGROUP Corporation Severance Plan (incorporated by reference to exhibit 10.6 to our Current Report on Form 8-K filed on November 12, 2008).
10.13		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410)).

Exhibit
Number		Description

10.14		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005).
10.15		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed on February 14, 2008).
10.16		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2008).
10.17		Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on February 14, 2008).
10.18		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.4 to our Current Report Form 8-K filed on February 14, 2008).
10.19		AMERIGROUP Corporation Amended and Restated Form 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates dated November 6, 2008, (incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K filed on November 12, 2008).
10.20		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on March 4, 2005).
10.21		Employment Agreement of James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2008).
10	.21.1	Amendment No. 1 to Executive Employment Agreement dated November 6, 2008 between AMERIGROUP Corporation and James G. Carlson (incorporated by reference to exhibit 10.5 to our Current Report on Form 8-K filed on November 12, 2008).
10.22		Noncompetition Agreement for James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2008).
10.23		Form of Separation Agreement between AMERIGROUP Corporation and Eric M. Yoder, M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2007).
*10	.24.1	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.24.2	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.12 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.24.3	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2007 (incorporated by reference to exhibit 10.25.3 to our Quarterly Report on Form 10-Q filed on July 30, 2007).
10	.24.4	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated April 1, 2008 (incorporated by reference to exhibit 10.10 to our Quarterly Report on Form 10-Q filed on April 29, 2008).
*10	.24.5	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated May 8, 2008 (incorporated by reference to exhibit 10.7 to our Quarterly Report on Form 10-Q filed on July 29, 2008).
10	.26.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).

Exhibit
Number		Description

*10	.26.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006 (incorporated by reference to exhibit 10.25.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.26.2.1	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2007 (incorporated by reference to exhibit 10.27.2.1 to our Amended Quarterly Report on Form 10-Q/A filed on December 21, 2007).
*10	.26.2.2	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective September 30, 2007 (incorporated by reference to Exhibit 10.27.2.2 to our Annual Report on Form 10-K filed on February 22, 2008).
*10	.26.2.3	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective January 1, 2008 (incorporated by reference to Exhibit 10.27.2.3 to our Annual Report on Form 10-K filed on February 22, 2008).
10	.26.3	Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006).
10	.26.3.1	Amendment No. 1 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 1 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007).
10	.26.3.2	Amendment No. 4 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 4 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 7, 2007).
10	.26.3.3	Amendment No. 5 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 5 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 5, 2007).
10	.26.3.4	Amendment No. 6 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 6 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on December 5, 2007).
10	.26.3.5	Amendment No. 7 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 7 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2008).
10	.26.3.6	Amendment effective September 1, 2008, to the Agency for HealthCare Administration Contract No. FA614 (AHCA Contract No. FA614 Amendment No. 9) effectively extending the contract through August 31, 2009, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2008).
10	.26.3.7	Amendment effective February 1, 2009, to the Agency for HealthCare Administration Contract No. FA614 (AHCA Contract No. FA614 Amendment No. 11), filed herewith.
*10	.26.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006 (incorporated by reference to exhibit 10.25.4 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.27		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K filed on May 5, 2005).

Exhibit
Number		Description

10	.27.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K filed on May 5, 2005).
10.28		Child Health Plus Contract by and between The State of New York Department of Health and CarePlus Health Plan is effective for the period July 1, 1998 through September 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K filed on May 5, 2005).
10	.28.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and CarePlus Health Plan is effective for the period September 30, 2005 through December 31, 2005 (Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10	.28.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and CarePlus Health Plan is effective for the period January 1, 2006 through December 31, 2006 (Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10.29		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q filed on November 4, 2005).
*10	.29.1	Amendment effective February 1, 2009, to the Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and AMERIGROUP New York, LLC for the contract period of October 1, 2008 through March 31, 2009, filed herewith.
10.30		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10	.31.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.31.2	Amendment to Medicaid Managed Care Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2008 (incorporated by reference to exhibit 10.29.2 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.31.3	Amendment effective February 1, 2009, to the Medicaid Managed Care Model and Family Health Plus Model Contract by and between the State Department of Health and AMERIGROUP New York, LLC for the contract period of October 1, 2008 through March 31, 2009, filed herewith.
10.32		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.32.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.32.2	Contract dated June 8, 2007 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2007 through June 30, 2008 with five optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2007).

Exhibit
Number		Description

*10	.32.3	Amendment dated January 30, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2007 through June 30, 2008 (incorporated by reference to Exhibit 10.33.3 to our Annual Report on Form 10-K filed on February 22, 2008).
10	.32.4	Amendment No. 3 dated October 23, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
10	.32.5	Amendment No. 4 dated October 23, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
*10	.32.6	Amendment No. 5 dated October 23, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
10.33		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.33.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.34.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K filed on March 1, 2006).
*10	.34.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to exhibit 10.32.7 to our Quarterly Report on Form 10-Q filed on November 14, 2006).

Exhibit
Number		Description

10	.34.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.34.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.34.10	Amendment, effective September 1, 2007, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal, programs in the Bexar, Dallas, Harris, Nueces, Tarrant and Travis Service Delivery Areas effectively extending the contract through August 31, 2008 (incorporated by reference to Exhibit 10.35.10 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
*10	.34.11	Amendment effective September 1, 2008, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal programs effectively extending the contract through August 31, 2009, (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
10.35		Amendment No. 3 to Contract Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective July 1, 2008, (incorporated by reference to exhibit 10.8 to our Quarterly Report on Form 10-Q filed on July 29, 2008).
*10	.36	Contract dated August 26, 2008 between the State of New Mexico and AMERIGROUP New Mexico, Inc. for the period from August 1, 2008 through June 30, 2012, (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
10.37		Settlement Agreement dated as of August 13, 2008, by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services; the State of Illinois acting through the Office of the Illinois Attorney General; Cleveland A. Tyson; AMERIGROUP Corporation; and AMERIGROUP Illinois, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K on August 14, 2008).
10	.38.2	AMERIGROUP Corporation Amended and Restated Change in Control Benefit Policy dated November 6, 2008 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 12, 2008).
10.39		AMERIGROUP Corporation Corporate Integrity Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 14, 2008).
12.1		Computation of Ratio of Earnings to Fixed Charges
14.3		AMERIGROUP Corporation Amended and Restated Code of Business Conduct and Ethics dated November 6, 2008, (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on November 12, 2008).
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to financial statements of the registrant.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 24, 2009.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 24, 2009.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated February 24, 2009.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia, on February 24, 2009.

AMERIGROUP Corporation

By:	/s/ James W. Truess
Name:     James W. Truess

Title:	Chief Financial Officer and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James G. Carlson James G. Carlson	Chairman, Chief Executive Officer and President	February 24, 2009

/s/ James W. Truess James W. Truess	Chief Financial Officer and Executive Vice President	February 24, 2009

/s/ Margaret M. Roomsburg Margaret M. Roomsburg	Chief Accounting Officer and Senior Vice President	February 24, 2009

/s/ Thomas E. Capps Thomas E. Capps	Director	February 24, 2009

/s/ Jeffrey B. Child Jeffrey B. Child	Director	February 24, 2009

/s/ Emerson U. Fullwood Emerson U. Fullwood	Director	February 24, 2009

/s/ Kay Coles James Kay Coles James	Director	February 24, 2009

/s/ William J. McBride William J. McBride	Director	February 24, 2009

/s/ Uwe E. Reinhardt, Ph.D. Uwe E. Reinhardt, Ph.D.	Director	February 24, 2009

/s/ Richard D. Shirk Richard D. Shirk	Director	February 24, 2009

EXHIBIT INDEX

Exhibits.

The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Available Information.”

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.2 to our Current Report on Form 8-K filed on February 14, 2008).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.3	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
10.1	Retirement and Consulting Agreement by and between AMERIGROUP Corporation and Jeffrey L. McWaters, dated September 30, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2007).
10.2	Letter Agreement among AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2007).
10.3	Security Agreement, AMERIGROUP Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on March 26, 2007).

Exhibit
Number		Description

10.4		Credit and Guaranty Agreement, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, and the various lenders, (incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10	.4.1	Amendment to the Credit and Guaranty Agreement dated March 28, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10	.4.2	Amendment to the Credit and Guaranty Agreement dated April 18, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10	.4.3	Amendment to the Credit and Guaranty Agreement dated November 30, 2007, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on December 3, 2007).
10	.4.4	Amendment to the Credit and Guaranty Agreement dated December 15, 2008, among AMERIGROUP Corporation as borrower, PHP Holdings, Inc. as guarantor, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC as joint lead arrangers and bookrunners, Goldman Sachs Credit Partners L.P. as syndication agent, Wachovia Bank, National Association as administrative agent and collateral agent, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2008).
10.5		Pledge and Security Agreement among AMERIGROUP Corporation, PHP Holdings, Inc. and Wachovia Bank, as collateral agent, (incorporated by reference to exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 3, 2007).
10.6		Confirmation, Re Convertible Note Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 2, 2007).
10.7		Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2007).
10.8		Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 9, 2007).
10	.10.1	AMERIGROUP Corporation Amended and Restated Form 2007 Cash Incentive Plan dated November 6, 2008, (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on November 12, 2008).
10.11		AMERIGROUP Corporation Amended and Restated Form 2005 Equity Incentive Plan dated November 6, 2008, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2008).
10.12		Form 2008 AMERIGROUP Corporation Severance Plan (incorporated by reference to exhibit 10.6 to our Current Report on Form 8-K filed on November 12, 2008).
10.13		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410)).

Exhibit
Number		Description

10.14		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005).
10.15		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed on February 14, 2008).
10.16		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2008).
10.17		Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on February 14, 2008).
10.18		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.4 to our Current Report Form 8-K filed on February 14, 2008).
10.19		AMERIGROUP Corporation Amended and Restated Form 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates dated November 6, 2008, (incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K filed on November 12, 2008).
10.20		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on March 4, 2005).
10.21		Employment Agreement of James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2008).
10	.21.1	Amendment No. 1 to Executive Employment Agreement dated November 6, 2008 between AMERIGROUP Corporation and James G. Carlson (incorporated by reference to exhibit 10.5 to our Current Report on Form 8-K filed on November 12, 2008).
10.22		Noncompetition Agreement for James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2008).
10.23		Form of Separation Agreement between AMERIGROUP Corporation and Eric M. Yoder, M.D. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2007).
*10	.24.1	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.24.2	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2006 (incorporated by reference to exhibit 10.6.12 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.24.3	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated July 1, 2007 (incorporated by reference to exhibit 10.25.3 to our Quarterly Report on Form 10-Q filed on July 30, 2007).
10	.24.4	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated April 1, 2008 (incorporated by reference to exhibit 10.10 to our Quarterly Report on Form 10-Q filed on April 29, 2008).
*10	.24.5	Amendment to Amended and Restated Contract between State of New Jersey, Department of Human Services, Division of Medical Assistance and Health Services and AMERIGROUP New Jersey, Inc. dated May 8, 2008 (incorporated by reference to exhibit 10.7 to our Quarterly Report on Form 10-Q filed on July 29, 2008).
10	.26.1	Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 1, 2005 (incorporated by reference to exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2005).

Exhibit
Number		Description

*10	.26.2	Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2006 (incorporated by reference to exhibit 10.25.11 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.26.2.1	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective July 1, 2007 (incorporated by reference to exhibit 10.27.2.1 to our Amended Quarterly Report on Form 10-Q/A filed on December 21, 2007).
*10	.26.2.2	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective September 30, 2007 (incorporated by reference to Exhibit 10.27.2.2 to our Annual Report on Form 10-K filed on February 22, 2008).
*10	.26.2.3	Amendment to Medicaid Managed Care Services Contract between The State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. for Broward County, Florida effective January 1, 2008 (incorporated by reference to Exhibit 10.27.2.3 to our Annual Report on Form 10-K filed on February 22, 2008).
10	.26.3	Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006).
10	.26.3.1	Amendment No. 1 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 1 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007).
10	.26.3.2	Amendment No. 4 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 4 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 7, 2007).
10	.26.3.3	Amendment No. 5 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 5 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 5, 2007).
10	.26.3.4	Amendment No. 6 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 6 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on December 5, 2007).
10	.26.3.5	Amendment No. 7 to Medical Contract between the State of Florida, Agency for Health Care Administration and AMERIGROUP Florida, Inc. (Amendment No. 7 to AHCA Contract No. FA614) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2008).
10	.26.3.6	Amendment effective September 1, 2008, to the Agency for HealthCare Administration Contract No. FA614 (AHCA Contract No. FA614 Amendment No. 9) effectively extending the contract through August 31, 2009, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2008).
10	.26.3.7	Amendment effective February 1, 2009, to the Agency for HealthCare Administration Contract No. FA614 (AHCA Contract No. FA614 Amendment No. 11), filed herewith.
*10	.26.4	Amendment to Medical Services Contract by and between Florida Healthy Kids Corporation and AMERIGROUP Florida, Inc., dated October 12, 2006 (incorporated by reference to exhibit 10.25.4 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
10.27		Medicaid Contract between New York City Department of Health and Mental Hygiene and CarePlus, L.L.C. date October 1, 2004 (incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K filed on May 5, 2005).

Exhibit
Number		Description

10	.27.1	Contract Amendment, dated January 1, 2005, to the Medicaid Managed Care Model Contract between New York City Department of Health and Mental Hygiene and CarePlus LLC. Dated October 1, 2004 (incorporated by reference to Exhibit 10.48.1 to our Current Report on Form 8-K filed on May 5, 2005).
10.28		Child Health Plus Contract by and between The State of New York Department of Health and CarePlus Health Plan is effective for the period July 1, 1998 through September 30, 2005 (Contract No. C-015473) (incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K filed on May 5, 2005).
10	.28.1	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus Contract by and between The State of New York Department of Health and CarePlus Health Plan is effective for the period September 30, 2005 through December 31, 2005 (Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2005).
10	.28.2	Contract Amendment — Appendix X, dated September 10, 2005, to the Child Health Plus by and between The State of New York Department of Health and CarePlus Health Plan is effective for the period January 1, 2006 through December 31, 2006 (Contract No. C-015473) (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10.29		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and CarePlus LLC is effective for the period October 1, 2005 through September 30, 2007 (incorporated by reference to our Quarterly Report filed on Form 10-Q filed on November 4, 2005).
*10	.29.1	Amendment effective February 1, 2009, to the Medicaid Managed Care Model and Family Health Plus Model Contract by and between The City of New York through the State Department of Health and AMERIGROUP New York, LLC for the contract period of October 1, 2008 through March 31, 2009, filed herewith.
10.30		Medicaid Managed Care Model and Family Health Plus Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2005).
10	.31.1	Amendment to Medicaid Managed Care Model Contract by The State of New York Department of Health and CarePlus LLC effective for the period October 1, 2005 through September 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
*10	.31.2	Amendment to Medicaid Managed Care Model Contract by and between The State of New York Department of Health and CarePlus LLC effective for the period from April 1, 2006 through September 30, 2008 (incorporated by reference to exhibit 10.29.2 to our Quarterly Report on Form 10-Q filed on August 4, 2006).
*10	.31.3	Amendment effective February 1, 2009, to the Medicaid Managed Care Model and Family Health Plus Model Contract by and between the State Department of Health and AMERIGROUP New York, LLC for the contract period of October 1, 2008 through March 31, 2009, filed herewith.
10.32		Contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.32.1	Contract rates to contract dated July 19, 2005 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2005 through September 30, 2006 with six optional renewal periods (incorporated by reference to Exhibit 10.1.1 to our Current Report on Form 8-K filed on July 26, 2005).
10	.32.2	Contract dated June 8, 2007 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2007 through June 30, 2008 with five optional renewal periods (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2007).

Exhibit
Number		Description

*10	.32.3	Amendment dated January 30, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2007 through June 30, 2008 (incorporated by reference to Exhibit 10.33.3 to our Annual Report on Form 10-K filed on February 22, 2008).
10	.32.4	Amendment No. 3 dated October 23, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
10	.32.5	Amendment No. 4 dated October 23, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
*10	.32.6	Amendment No. 5 dated October 23, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
10.33		Contract with Eligible Medicare Advantage Organization Pursuant to Sections 1851 through 1859 of the Social Security Act for the Operation of a Medicare Advantage Coordinated Care Plan(s) effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.33.1	Addendum To Medicare Managed Care Contract Pursuant To Sections 1860D-1 Through 1860D-42 Of The Social Security Act For The Operation of a Voluntary Medicare Prescription Drug Plan effective January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2006).
10	.34.1	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Dallas Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.1 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.2	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.2 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.3	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Tarrant Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.3 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.4	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR program in the Travis Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.4 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.5	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris Service Delivery Area effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.5 to our Annual Report on Form 10-K filed on March 1, 2006).
10	.34.6	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to Exhibit 10.32.6 to our Annual Report on Form 10-K filed on March 1, 2006).
*10	.34.7	Amendment, effective January 1, 2006, to the Health & Human Services Commission Agreement for Health Services to the Medicaid STAR+PLUS program in the Harris County Service Delivery Area (incorporated by reference to exhibit 10.32.7 to our Quarterly Report on Form 10-Q filed on November 14, 2006).

Exhibit
Number		Description

10	.34.8	Amendment, effective September 1, 2005, to the Health & Human Services Commission Agreement for Health Services to the Children’s Health Insurance Program effectively extending the contract through August 31, 2006 (incorporated by reference to Exhibit 10.32.8 to our Annual Report on Form 10-K, filed on March 1, 2006).
*10	.34.9	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.34.10	Amendment, effective September 1, 2007, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal, programs in the Bexar, Dallas, Harris, Nueces, Tarrant and Travis Service Delivery Areas effectively extending the contract through August 31, 2008 (incorporated by reference to Exhibit 10.35.10 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
*10	.34.11	Amendment effective September 1, 2008, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal programs effectively extending the contract through August 31, 2009, (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
10.35		Amendment No. 3 to Contract Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective July 1, 2008, (incorporated by reference to exhibit 10.8 to our Quarterly Report on Form 10-Q filed on July 29, 2008).
*10	.36	Contract dated August 26, 2008 between the State of New Mexico and AMERIGROUP New Mexico, Inc. for the period from August 1, 2008 through June 30, 2012, (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
10.37		Settlement Agreement dated as of August 13, 2008, by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services; the State of Illinois acting through the Office of the Illinois Attorney General; Cleveland A. Tyson; AMERIGROUP Corporation; and AMERIGROUP Illinois, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K on August 14, 2008).
10	.38.2	AMERIGROUP Corporation Amended and Restated Change in Control Benefit Policy dated November 6, 2008 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 12, 2008).
10.39		AMERIGROUP Corporation Corporate Integrity Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 14, 2008).
12.1		Computation of Ratio of Earnings to Fixed Charges
14.3		AMERIGROUP Corporation Amended and Restated Code of Business Conduct and Ethics dated November 6, 2008, (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on November 12, 2008).
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to financial statements of the registrant.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 24, 2009.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 24, 2009.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated February 24, 2009.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.