Form 10-Q
period 2009-03-31
AMERIGROUP CORP
filed 2009-05-05
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(757) 490-6900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 1, 2009, there were 52,888,021 shares outstanding of AMERIGROUP’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$774,254	$763,272
Short-term investments	53,727	97,466
Premium receivables	84,466	86,595
Deferred income taxes	23,594	25,347
Provider and other receivables	43,131	27,468
Prepaid expenses and other	23,532	14,813

Total current assets	1,002,704	1,014,961
Long-term investments	522,369	476,685
Investments on deposit for licensure	108,582	94,978
Property, equipment and software, net	102,302	103,747
Other long-term assets	14,225	15,091
Goodwill and other intangible assets, net	250,076	250,205

Total assets	$2,000,258	$1,955,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$570,435	$536,107
Accounts payable	3,545	6,810
Unearned revenue	65,488	82,588
Accrued payroll and related liabilities	47,308	62,469
Accrued expenses and other	118,109	108,342
Current portion of long-term debt	506	506

Total current liabilities	805,391	796,822
Long-term convertible debt	227,624	225,130
Long-term debt, less current portion	43,699	43,826
Deferred income taxes	6,432	3,391
Other long-term liabilities	9,635	13,839

Total liabilities	1,092,781	1,083,008

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 52,592,233 and 52,673,363 at March 31, 2009 and December 31, 2008, respectively	541	539
Additional paid-in capital	471,937	466,926
Accumulated other comprehensive loss	(4,179)	(4,022)
Retained earnings	478,262	441,353

	946,561	904,796
Less treasury stock at cost (1,488,532 and 1,207,510 shares at March 31, 2009 and December 31, 2008, respectively)	(39,084)	(32,137)

Total stockholders’ equity	907,477	872,659

Total liabilities and stockholders’ equity	$2,000,258	$1,955,667

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Premium	$1,217,447	$1,050,004
Investment income and other	12,347	22,609

Total revenues	1,229,794	1,072,613

Expenses:
Health benefits	1,019,303	874,921
Selling, general and administrative	110,375	106,742
Premium tax	28,118	22,026
Depreciation and amortization	8,326	8,777
Interest	4,238	5,790

Total expenses	1,170,360	1,018,256

Income before income taxes	59,434	54,357
Income tax expense	22,525	20,720

Net income	$36,909	$33,637

Net income per share:
Basic net income per share	$0.70	$0.63

Weighted-average number of common shares outstanding	52,684,000	53,193,750

Diluted net income per share	$0.69	$0.62

Weighted-average number of common shares and dilutive potential common shares outstanding	53,424,802	54,403,315

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2009
(Dollars in thousands)
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Equity

Balances at December 31, 2008	52,673,363	$539	$466,926	$(4,022)	$441,353	1,207,510	$(32,137)	$872,659
Common stock issued upon exercise of stock options and vesting of restricted stock grants	199,892	2	1,449	—	—	—	—	1,451
Compensation expense related to share-based payments	—	—	2,924	—	—	—	—	2,924
Tax benefit from exercise of stock options	—	—	638	—	—	—	—	638
Common stock redeemed for payment of employee taxes	(23,201)	—	—	—	—	23,201	(572)	(572)
Common stock repurchases	(257,821)	—	—	—	—	257,821	(6,375)	(6,375)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(157)	—	—	—	(157)
Net income	—	—	—	—	36,909	—	—	36,909

Balances at March 31, 2009	52,592,233	$541	$471,937	$(4,179)	$478,262	1,488,532	$(39,084)	$907,477

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income	$36,909	$33,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,326	8,777
Loss on disposal of property, equipment and software	21	166
Deferred tax expense	4,894	1,158
Compensation expense related to share-based payments	2,924	2,272
Convertible debt non-cash interest expense	2,494	2,336
Gain on sale of contract rights	(5,810)	—
Other	242	—
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	2,129	(3,304)
Prepaid expenses, provider and other receivables and other current assets	(22,830)	28,245
Other assets	522	(2,402)
Claims payable	34,328	(34,326)
Accounts payable, accrued expenses and other current liabilities	(6,739)	(26,477)
Unearned revenue	(17,100)	(16,992)
Other long-term liabilities	(4,204)	307

Net cash provided by (used in) operating activities	36,106	(6,603)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	—	351,775
Purchase of available-for-sale securities	—	(340,925)
Proceeds from redemption of held-to-maturity securities	132,655	215,563
Purchase of held-to-maturity securities	(135,189)	(116,711)
Purchase of property, equipment and software	(6,339)	(7,536)
Proceeds from redemption of investments on deposit for licensure	19,515	12,012
Purchase of investments on deposit for licensure	(33,119)	(19,264)
Proceeds from sale of contract rights	5,810	—

Net cash (used in) provided by investing activities	(16,667)	94,914

Cash flows from financing activities:
Repayment of borrowings under credit facility	(127)	(26,527)
Net decrease in bank overdrafts	(2,492)	(300)
Payment of capital lease obligations	—	(146)
Customer funds administered	(1,552)	—
Proceeds from exercise of stock options and employee stock purchases	1,451	2,050
Repurchase of common stock shares	(6,375)	(3,589)
Tax benefit related to exercise of stock options	638	1,056

Net cash used in financing activities	(8,457)	(27,456)

Net increase in cash and cash equivalents	10,982	60,855
Cash and cash equivalents at beginning of period	763,272	487,614

Cash and cash equivalents at end of period	$774,254	$548,469

Non-cash disclosures:
Common stock redeemed for payment of employee taxes	$(572)	$(597)

Unrealized loss on available-for-sale securities, net of tax	$(157)	$(613)

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1. Interim Financial Reporting

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 of AMERIGROUP Corporation and its subsidiaries (the “Company”), are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2009 and operating results for the interim periods ended March 31, 2009 and 2008. The December 31, 2008 Condensed Consolidated Balance Sheet was derived from the audited consolidated financial statements as of that date and has been adjusted to reflect the changes resulting from the January 1, 2009 adoption of Financial Accounting Standards Board Staff Position (“FSP”) FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The Condensed Consolidated Income Statement for the three months ended March 31, 2008 has also been adjusted to reflect changes resulting from the adoption of FSP APB 14-1. See Note 3 below for further discussion.

The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2009. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009.

Reclassifications

To improve presentation and comparability, the Company has made certain reclassifications to its income statement format. Amounts previously reported in the Condensed Consolidated Income Statements have been reclassified to conform to the current-year presentation.

•	The experience rebate under our contract with the State of Texas has been reclassified out of selling, general and administrative expenses and is now reflected as a reduction to premium revenue.

•	Premium tax has been reclassified out of selling, general and administrative expenses and is now reported on a separate line following selling, general and administrative expenses and before depreciation and amortization. By isolating premium tax, the impacts of changing business volumes on premium tax expense will become more apparent.

The Company believes this new presentation will be more useful to the users of our Condensed Consolidated Income Statements as the remaining selling, general and administrative expenses are more reflective of core operating expenses. These reclassifications do not affect net income for the three months ended March 31, 2008.

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

	Three Months Ended
	March 31,
	2009	2008

Basic net income per share:
Net income	$36,909	$33,637

Weighted-average number of common shares outstanding	52,684,000	53,193,750

Basic net income per share	$0.70	$0.63

Diluted net income per share:
Net income	$36,909	$33,637

Weighted-average number of common shares outstanding	52,684,000	53,193,750
Dilutive effect of stock options and non-vested stock awards (as determined by applying the treasury stock method)	740,802	1,209,565

Weighted-average number of common shares and dilutive potential common shares outstanding	53,424,802	54,403,315

Diluted net income per share	$0.69	$0.62

Potential common stock equivalents representing 2,547,505 and 1,190,540 shares with a weighted-average exercise price of $40.33 and $40.65 for the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented.

The shares issuable upon conversion of the Company’s 2.0% Convertible Senior Notes (the “2.0% Convertible Senior Notes”) due May 15, 2012 issued effective March 28, 2007 in the aggregate principal amount of $260,000 (See Note 6) were not included in the computation of diluted net income per share because the conversion price of $42.53 was greater than the average market price of the Company’s common shares; therefore, to include the shares issuable upon conversion of the 2% Convertible Senior Notes would have been anti-dilutive. The Company’s warrants to purchase shares of its common stock sold on March 28, 2007 and April 9, 2007 were not included in the computation of diluted net income per share because the warrants’ exercise price of $53.77 was greater than the average market price of the Company’s common shares; therefore, to include the warrants would have been anti-dilutive.

3. Recent Accounting Standards

Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FASB Statement No. 157”). FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements. FASB Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3,

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of FASB Statement No. 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), which provides additional guidance on the application of FASB Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Company adopted the provisions of FASB Statement No. 157 as of January 1, 2008 for financial instruments. The Company’s assumptions underlying our adoption of FASB Statement No. 157 were not materially impacted by the provisions of FSP FAS 157-3, upon issuance. The Company adopted the provisions of FSP FAS 157-2 as of January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of FASB Statement No. 157, FSP FAS 157-2 and FSP FAS 157-3 did not materially impact our financial position, results of operations or cash flow.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157 when there is not an active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FASB Statement No. 157 to require disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2 and FAS 124-2”). The Company is in the process of evaluating the impact, if any, of applying this FSP on its financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. FSP FAS 115-2 and 124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. It also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses and an aging of securities with unrealized losses. FSP FAS 115-2 and 124-2 requires that if an entity intends to sell, or more likely than not will be required to sell, a debt security before recovery of its amortized cost basis, the other-than-temporary impairment (“OTTI”) shall be recognized in earnings. If neither of these factors applies, the portion of the OTTI representing the credit loss shall be recognized in earnings and the remaining portion of the OTTI shall be recognized in other comprehensive income. FSP FAS 115-2 and 124-2 shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and 124-2 must also early adopt FSP FAS 157-4. The Company is in the process of evaluating the impact, if any, of applying this FSP on its financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

FSP APB 14-1

In May 2008, the FASB issued FSP APB 14-1. FSP APB 14-1 requires the proceeds from the issuance of convertible debt instruments that may be settled wholly or partially in cash upon conversion to be allocated between a liability component and an equity component in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. We adopted the provisions of FSP APB 14-1 on January 1, 2009, with retrospective application to prior periods. FSP APB 14-1 changed the accounting treatment for our $260,000 2.0% Convertible Senior Notes, which were issued effective March 28, 2007 (See Note 6). To adopt FSP APB 14-1, we estimated the fair value, as of the date of issuance, of the 2.0% Convertible Senior Notes as if they were issued without the conversion options. The difference between the fair value and the principal amounts of the 2.0% Convertible Senior Notes was $50,885. This amount was retrospectively applied to our financial statements from the issuance date of the 2.0% Convertible Senior Notes in 2007, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the 2.0% Convertible Senior Notes resulting in non-cash increase to interest expense in historical and future periods.

The retrospective adoption of FSP APB 14-1 resulted in a $9,344 increase to interest expense for the year ended December 31, 2008 representing the non-cash interest cost related to the amortization of the debt discount. The remaining interest expense of $5,200 represents cash interest expense related to the contractual coupon rate incurred in the period. For the three months ended March 31, 2008, the retrospective adoption of FSP APB 14-1 resulted in a total interest expense for the 2.0% Convertible Senior Notes of $3,636 of which $2,336 was non-cash and $1,300 was cash interest expense. For the three months ended March 31, 2009, total interest expense for the 2.0% Convertible Senior Notes was $3,794 of which $2,494 was non-cash interest and $1,300 was cash interest expense. The impact of adoption of FSP APB 14-1, net of the related tax effects was $0.03 per diluted share for each of the three months ended March 31, 2008 and 2009.

The following tables reflect our previously reported amounts, along with the adjusted amounts as required by FSP APB 14-1:

	Three Months Ended
	March 31, 2008
	As	As	Effect of
	Reported	Adjusted	Change

Condensed Consolidated Income Statement
Interest expense	$3,454	$5,790	$2,336
Income before income taxes	56,693	54,357	(2,336)
Income tax expense	21,600	20,720	(880)
Net income	35,093	33,637	(1,456)
Basic net income per share	$0.66	$0.63	$(0.03)
Diluted net income per share	$0.65	$0.62	$(0.03)

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

	December 31, 2008
	As	As	Effect of
	Reported	Adjusted	Change

Condensed Consolidated Balance Sheet
Deferred income tax assets	$34,645	$25,347	$(9,298)
Long-term convertible debt	260,000	225,130	(34,870)
Deferred income tax liabilities	—	3,391	3,391
Additional paid-in capital	434,578	466,926	32,348
Retained earnings	451,520	441,353	(10,167)

The following table provides additional information about the 2.0% Convertible Senior Notes as required by FSP APB 14-1:

	As of	As of
	March 31,	December 31,
	2009	2008

Carrying amount of the equity component	$50,885	$50,885
Principal amount of the liability component	260,000	260,000
Unamortized discount of the liability component	32,376	34,870
Net carrying amount of the liability component	227,624	225,130
Remaining amortization period of discount	38 months	41 months
Conversion price	$42.53	$42.53
Number of shares to be issued upon conversion	6,112,964	6,112,964
Effective interest rate on liability component	6.74%	6.74%

Other

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption by the Company of EITF 07-5 as of January 1, 2009 had no impact on our current results of operations, financial condition or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FASB Statement No. 141(R)”). FASB Statement No. 141(R) establishes principles and requirements for how an acquirer determines and recognizes in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FASB Statement No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5, to determine whether the contingency should be recognized as of, or after, the acquisition date. The adoption by the Company of FASB Statement No. 141(R) and FSP FAS 141(R)-1 as of January 1, 2009 had no impact on our current results of operations, financial condition or cashflows; however, future acquisitions will be accounted for under this guidance.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

4. Fair Value Measurements

As of March 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. We have invested in auction rate securities that are classified as either available-for-sale or trading securities which are reflected at fair value and included in long-term investments in the accompanying Condensed Consolidated Balance Sheets. The auction rate securities held by us at March 31, 2009, totaling $71,051, were in securities issued by student loan corporations which are public, non-profit entities established by various U.S. state governments. The majority of the student loans backing these securities fall under the Federal Family Education Loan program which is supported and guaranteed by the United States Department of Education. We have recorded an unrealized loss of $257, or $157 net of the related income tax effect, for the three months ended March 31, 2009 to accumulated other comprehensive loss as a result of the temporary declines in fair value for auction rate securities classified as available-for-sale. Any future fluctuation in the fair value related to these securities that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other than temporary, we will record a charge to earnings as appropriate.

The auction events for these securities failed during early 2008 and have not resumed. As we cannot predict the timing of future successful auctions, if any, available-for-sale auction rate securities, totaling $55,771, are classified as long-term. During the third and fourth quarters of 2008, we were notified by several of the brokers from whom we purchased auction rate securities that they would be repurchasing those securities over the course of 2009 and 2010. During the fourth quarter of 2008, we entered into a forward contract with one of the brokers, at no cost to us, for auction rate securities with a market value of $15,280 as of March 31, 2009. This forward contract provides the Company with the ability to sell these auction rate securities to the broker at par within a defined timeframe, beginning June 2010. These securities are classified as trading securities because the Company does not intend to hold these securities until final maturity. Trading securities are carried at fair value with changes in fair value recorded in earnings. For the three months ended March 31, 2009, a realized loss of $332 was recorded related to these trading securities. Additionally, the value of the forward contract of $2,104 is included in other long-term assets and the increase in fair value of $90 for the three months ended March 31, 2009 is recorded in earnings.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of FASB Statement No. 157 at March 31, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$689,486	$689,486	$—	$—
Auction rate securities (trading)	15,280	—	—	15,280
Auction rate securities (available-for-sale)	55,771	—	—	55,771
Forward contract related to auction rate securities	2,104	—	—	2,104

Total assets measured at fair value	$762,641	$689,486	$—	$73,155

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB Statement No. 157 at March 31, 2009:

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction
Rate
Securities

Balance at December 31, 2008	$73,654
Total unrealized losses included in other comprehensive loss	(257)
Total realized losses included in earnings	(242)

Balance at March 31, 2009	$73,155

5. Market Updates

South Carolina

On March 1, 2009, our South Carolina subsidiary, AMERIGROUP Community Care of South Carolina, Inc., sold its rights to serve Medicaid members pursuant to the contract with the State of South Carolina for $5,810, or $3,521, net of the related tax effect and recorded a gain, which is included in investment income and other revenues in the accompanying Condensed Consolidated Income Statements. We have certain claims run-out and transition obligations that will continue into 2010. Additional costs recorded and to be recorded to discontinue operations in South Carolina are not expected to be material.

Nevada

On February 1, 2009, our Nevada subsidiary, AMERIGROUP Nevada, Inc., began serving Temporary Assistance to Needy Families (“TANF”) and Children’s Health Insurance Program (“CHIP”) members under a contract to provide Medicaid managed care services through June 30, 2011. We are one of two organizations that provide managed care services to approximately 100,000 members across the urban service areas of Washoe and Clark counties. As of March 31, 2009, we served approximately 49,000 members in Nevada.

New Mexico

On August 1, 2008, our New Mexico subsidiary, AMERIGROUP New Mexico, Inc., began serving individuals in New Mexico’s Coordination of Long-Term Services (“CoLTS”) program in six counties in the Metro/Central region. In November 2008, the second phase expanded coverage to include the Southwest region. In January 2009, the third phase expanded coverage to include the Northeast region with the final phase completing the statewide rollout beginning in April 2009. We were one of two organizations chosen to participate in New Mexico’s CoLTS program that provide coverage to approximately 38,000 members statewide upon completion of the program roll-out beginning April 2009. As of March 31, 2009, we served approximately 15,000 members in New Mexico.

6. Long-Term Obligations

Credit Agreement

Our Credit and Guaranty Agreement (the “Credit Agreement”) provides both a secured term loan and a secured senior revolving credit facility. As of March 31, 2009, we had $44,205 outstanding under the term loan portion of our Credit Agreement. The Credit Agreement terminates on March 15, 2012. As of March 31, 2009, we had no outstanding borrowings under the senior secured revolving credit facility portion of our Credit Agreement, but have caused to be issued irrevocable letters of credit in the aggregate face amount of $16,500.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof. The applicable interest rate was 2.56% at March 31, 2009.

The Credit Agreement includes customary covenants and events of default. If any event of default occurs and is continuing, the Credit Agreement may be terminated and all amounts owing there under may become immediately due and payable. The Credit Agreement also includes the following financial covenants: (i) maximum leverage ratios as of specified periods, (ii) a minimum interest coverage ratio and (iii) a minimum statutory net worth ratio. As of March 31, 2009, we were in compliance with all of our debt covenants.

Borrowings under the Credit Agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiary, PHP Holdings, Inc., including a pledge of the stock of each of our respective wholly-owned managed care subsidiaries, in each case, subject to carve-outs.

Convertible Senior Notes

As of March 31, 2009, we had outstanding $260,000 in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012, the carrying amount of which was $227,624 (See Note 3). In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the 2.0% Convertible Senior Notes and common stock issuable upon conversion. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The 2.0% Convertible Senior Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

Upon conversion of the 2.0% Convertible Senior Notes, we will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, we have the option to settle the excess with cash, shares of our common stock, or a combination thereof based on a daily conversion value, as defined in the Indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of our common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the Indenture) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of the 2.0% Convertible Senior Notes that elects to convert their 2.0% Convertible Senior Notes in connection with such fundamental change.

Concurrent with the issuance of the 2.0% Convertible Senior Notes, we purchased convertible note hedges covering, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock. The convertible note hedges allow us to receive shares of our common stock and/or cash equal to the amounts of common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2.0% Convertible Senior Notes upon conversion. These convertible note hedges will terminate at the earlier of the maturity dates of the 2.0% Convertible Senior Notes or the first day on which none of the 2.0% Convertible Senior Notes remain outstanding due to conversion or otherwise.

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

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, we sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock at an exercise price of $53.77 per share. If the average price of our common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled, at our option, in cash or shares of our common stock.

The convertible note hedges and warrants are separate transactions which will not affect holders’ rights under the 2.0% Convertible Senior Notes.

7. Share Repurchase Program

The Board of Directors has authorized the repurchase of shares of our common stock under our on-going stock repurchase program. Repurchases of our common stock may be made from time to time, subject to certain limitations in our Credit Agreement and certain restrictions on volume, pricing and timing. During the three months ended March 31, 2009, we repurchased 257,821 shares of our common stock at an average cost of approximately $24.73 per share and an aggregate cost of $6,375. As of March 31, 2009, the Company had authorization to purchase up to an additional 3,579,152 shares of its common stock under the repurchase program.

8. Contingencies

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

Following execution of the Purchase Agreement but prior to closing, the State notified UHP of (a) its final periodic risk score for its TANF and CHIP Medicaid members; and (b) the amount of the corresponding premium rate reduction effective January 1, 2009. Upon learning of UHP’s final periodic risk score and the amount of the rate reduction, AMERIGROUP New Jersey, Inc., notified Centene and UHP in writing that: (i) the rate reduction constituted a Material Adverse Effect, as defined in the Purchase Agreement; (ii) the occurrence of a Material Adverse Effect was a breach of the representations and warranties of Centene and UHP in the Purchase Agreement; (iii) the absence of any Material Adverse Effect was a precondition to the obligation of AMERIGROUP New Jersey, Inc. to proceed to closing under the Purchase Agreement; and (iv) pursuant to the terms of the Purchase Agreement, Centene and UHP had ten days to cure the breach or AMERIGROUP New Jersey, Inc. would terminate the Purchase Agreement in accordance with its terms. Centene and UHP failed to cure the breach within the ten day period, and,

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

on December 30, 2008, AMERIGROUP New Jersey, Inc. notified Centene and UHP in writing that the Purchase Agreement was terminated.

On January 8, 2009, Centene and UHP filed a civil action complaint (the “Complaint”) against AMERIGROUP New Jersey, Inc. and AMERIGROUP Corporation in the Superior Court of New Jersey, Essex County, Chancery Division, Docket No. C-8-09. The Complaint asserts breach of contract and tortious interference with contractual relations claims against AMERIGROUP New Jersey, Inc. and AMERIGROUP Corporation. The Complaint seeks specific performance compelling AMERIGROUP New Jersey, Inc. to perform its obligations under the Purchase Agreement, consequential and incidental damages to be determined at trial, and other relief as the court may deem just and proper.

On February 10, 2009, AMERIGROUP Corporation and AMERIGROUP New Jersey, Inc. filed a Motion for Partial Dismissal of the Complaint and to Transfer Venue, seeking the dismissal of the tortious interference claims and the transfer of venue of the remaining cause of action in the Complaint from the Superior Court of New Jersey, Essex County, to the Superior Court of New Jersey, Middlesex County, the latter being the location of the executive offices of both AMERIGROUP New Jersey, Inc. and UHP. In April 2009, the court denied the motion to dismiss the tortious interference claim but granted the motion to transfer venue of the action to the Superior Court of New Jersey, Chancery Division, Middlesex County, docket number C-76-09.

On April 20, 2009, AMERIGROUP Corporation and AMERIGROUP New Jersey, Inc. filed an Answer and Affirmative Defenses to the Complaint. AMERIGROUP New Jersey, Inc. also filed a counterclaim against Centene and UHP asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, misrepresentation/equitable fraud, legal fraud and negligent misrepresentation. The counterclaim seeks compensatory, consequential and incidental damages to be determined at trial, and other relief as the court may deem just and proper.

AMERIGROUP Corporation and AMERIGROUP New Jersey, Inc. believe that they have substantial defenses to the claims in the Complaint and will defend against them vigorously. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Risk Sharing Receivable

AMERIGROUP Texas, Inc. previously had an exclusive risk-sharing arrangement in the Fort Worth service area with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”), which includes Cook Children’s Medical Center, that expired by its own terms as of August 31, 2005. Under this risk-sharing arrangement the parties had an obligation to perform annual reconciliations and settlements of the risk pool for each contract year. The contract with CCHCN prescribes reconciliation procedures all of which have been completed. CCHCN subsequently engaged external consultants to review all medical claim payments made for the 2005 contract year and the preliminary results challenged payments made on certain claims. The parties participated in voluntary non-binding mediation but were unable to resolve this matter. Following the conclusion of the mediation, on August 27, 2008, AMERIGROUP Texas, Inc. filed suit against CCHCN and CCPN in the District Court for the 153rd Judicial District in Tarrant County, Texas, case no. 153-232258-08, alleging breach of contract and seeking compensatory damages in the amount of $10,800 plus pre-and post-judgment interest and attorney’s fees and costs. On October 3, 2008, CCHCN and CCPN filed a counterclaim against AMERIGROUP Texas, Inc. alleging breach of contract and seeking an amount to be determined at trial plus pre- and post-judgment interest and attorney’s fees and costs. A trial is set for January 11, 2010 and the parties are currently engaged in discovery.

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2009, includes a receivable balance related to this issue. We believe that the amount at issue is a valid receivable and that we have a favorable legal position with respect to the above described litigation. However, we may incur significant costs in our efforts to reach a final resolution of this matter. Further, in the event that we are unable to resolve this matter in a favorable manner or obtain an outcome at trial resulting in payment in full to us, our results of operations may be adversely affected.

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

9. Change in Estimate

During the first quarter of 2009, we established an estimate for pharmacy rebates which we expect to receive, associated with pharmaceuticals that have been dispensed to members. Previously, we recognized pharmacy rebates when payment was received. The receipt of rebate payments generally lags the period in which the pharmaceuticals were actually dispensed. With the more recent availability of stable historical information, we now believe that a reliable basis for estimation of the rebates exists. This change resulted in a one-time benefit to health benefits expense of $8,000, or $0.09 per diluted share net of the related income tax effect.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	local, state and national economic conditions, including their effect on the rate increase process and timing of payments;

•	the effect of government regulations and changes in regulations governing the healthcare industry;

•	changes in Medicaid and Medicare payment levels and methodologies;

•	liabilities and other claims asserted against us;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain compliance with all minimum capital requirements;

•	the availability and terms of capital to fund acquisitions and capital improvements;

•	the competitive environment in which we operate;

•	our ability to maintain and increase membership levels;

•	demographic changes;

•	increased use of services, increased cost of individual services, pandemics, epidemics, the introduction of new or costly treatments and technology, new mandated benefits, insured population characteristics and seasonal changes in the level of healthcare use;

•	our ability to enter into new markets or remain in our existing markets;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	changes in market interest rates or any disruptions in the credit markets;

•	catastrophes, including acts of terrorism or severe weather; and

•	the unfavorable resolution of new or pending litigation.

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 24, 2009, and Part II — Other Information — Item 1A. — “Risk Factors” for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, Children’s Health Insurance Program (“CHIP”), Medicaid expansion programs and Medicare Advantage. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and the government agencies with whom we contract because of our focus solely on recipients of publicly sponsored healthcare, our medical management programs and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to healthcare benefits pursuant to agreements with applicable state and Federal governments. We combine medical, social and behavioral health services to help our members obtain quality healthcare in an efficient manner. Our success in establishing and maintaining strong relationships with government agencies, providers and members has enabled us to obtain new contracts and to establish and maintain a leading market position in many of the markets we serve. We continue to believe that managed healthcare remains the only proven mechanism that improves health outcomes for our members while helping our government customers manage the fiscal viability of their healthcare programs.

Summary highlights of our first quarter of 2009 include:

•	Total revenues of $1.2 billion, a 14.7% increase over the first quarter of 2008;

•	Health benefits ratio (“HBR”) of 83.7% of premium revenues;

•	Selling, general and administrative expense ratio of 9.0% of total revenues;

•	Cash flow from operations was $36.1 million for the three months ended March 31, 2009;

•	Unregulated cash and investments of $279.7 million as of March 31, 2009;

•	Began providing Medicaid managed care services to Temporary Assistance to Needy Families (“TANF”) and CHIP populations in Nevada effective February 1, 2009;

•	The Company completed the third phase of New Mexico’s Coordination of Long-Term Services (“CoLTS”) program rollout. The Company serves approximately 15,000 members in that market as of March 31, 2009. This program constitutes one of the Nation’s first comprehensive programs to coordinate long-term care for individuals;

•	On March 1, 2009, the Company closed the transaction to sell the contract rights of its South Carolina health plan; and

•	The Company repurchased approximately 258,000 shares of its common stock for $6.4 million.

Adjustments Related to Adoption of New Accounting Standard

The December 31, 2008 Condensed Consolidated Balance Sheet has been adjusted to reflect the changes resulting from the January 1, 2009 adoption of Financial Accounting Standards Board Staff Position (“FSP”) FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The Condensed Consolidated Income Statement for the three months ended March 31, 2008 has also been adjusted to reflect changes resulting from the adoption of FSP APB 14-1.

Reclassifications

To improve presentation and comparability, we have made certain reclassifications to our income statement format. Amounts previously reported in the Condensed Consolidated Income Statements have been reclassified to conform to the current-year presentation.

•	The experience rebate under our contract with the State of Texas has been reclassified out of selling, general and administrative expenses and is now reflected as a reduction to premium revenue.

•	Premium tax has been reclassified out of selling, general and administrative expenses and is now reported on a separate line following selling, general and administrative expenses and before depreciation and amortization. By isolating premium tax, the impacts of changing business volumes on premium tax expense will become more apparent.

We believe this new presentation will be more useful to the users of our Condensed Consolidated Income Statements as the remaining selling, general and administrative expenses are more reflective of core operating expenses. The reclassifications do not affect net income for the three months ended March 31, 2008.

Revenue Growth

During the three months ended March 31, 2009, our premium revenue was $1.2 billion, an increase of $167.4 million or 15.9% compared to the three months ended March 31, 2008. This increase is primarily due to membership increases in new and existing markets and products, particularly from the commencement of the CoLTS program in New Mexico in August 2008 and entry into Nevada in February 2009 and premium rate increases.

Investment income and other decreased by $10.3 million to $12.3 million for the three months ended March 31, 2009 from $22.6 million for the three months ended March 31, 2008. The decrease in investment income and other was primarily due to decreased rates of return on our fixed income investments due to current market interest rates. Included in other revenue for the three months ended March 31, 2009, is the gain on the sale of the South Carolina contract rights, which is fully offset by the decrease in Administrative Services Only (“ASO”) revenue from the West Tennessee contract termination on October 31, 2008.

Our investment portfolio is comprised of fixed income securities and cash and cash equivalents, which generated investment income totaling $6.4 million for the three months ended March 31, 2009. We anticipate that interest rates will remain at or below the current rates as of March 31, 2009 for the foreseeable future, which will result in reduced returns on our investment portfolio in future periods. The performance of our portfolio is interest rate driven, and consequently, changes in interest rates affects our returns on, and the market value of our portfolio. This factor or any further disruptions in the credit markets could materially adversely affect our results of operations or liquidity in future periods.

Operating Costs

Health benefits expenses

Expenses relating to health benefits for the three months ended March 31, 2009 increased $144.4 million, or 16.5%, to $1.0 billion from $874.9 million for the three months ended March 31, 2008. Our HBR was 83.7% for the three months ended March 31, 2009 versus 83.3% in the same period of the prior year. The increase in HBR for the three months ended March 31, 2009 from the HBR for the three months ended March 31, 2008, resulted primarily from our entry into the New Mexico and Nevada markets.

Additionally, during the first quarter of 2009, we established an estimate for pharmacy rebates which we expect to receive, associated with pharmaceuticals that have been dispensed to members. Previously, we recognized pharmacy rebates when payment was received. The receipt of rebate payments generally lags the period in which the pharmaceuticals were actually dispensed. With the more recent availability of stable historical information, we now believe that a reliable basis for estimation of the rebates exists. This change resulted in a one-time benefit to health benefits expense of $8.0 million, or $0.09 per diluted share net of the related income tax effect.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were 9.0% of total revenues for the three months ended March 31, 2009 compared to 10.0% for the three months ended March 31, 2008. Total SG&A increased $3.6 million, or 3.4%, to $110.4 million for the three months ended March 31, 2009 from $106.7 million for the three months ended March 31, 2008 primarily as a result of increased salary and benefit expenses due to increased variable compensation accruals as a result of the Company’s operating results during the three months ended March 31, 2009. Our SG&A ratio decreased in the current period, primarily as a result of leverage gained through an increase in premium revenue due to the commencement of the CoLTS program in New Mexico in August 2008, entry into Nevada in February 2009 and increased revenues due primarily to increases in membership in the majority of other markets served as of March 31, 2009.

Market Updates

South Carolina

On March 1, 2009, our South Carolina subsidiary, AMERIGROUP Community Care of South Carolina, Inc., sold its rights to serve Medicaid members pursuant to the contract with the State of South Carolina for $5.8 million, or $3.5 million, net of the related tax effect and recorded a gain, which is included in investment income and other revenues in the accompanying Condensed Consolidated Income Statements. We have certain claims run-out and transition obligations that will continue into 2010. Additional costs recorded and to be recorded to discontinue operations in South Carolina are not expected to be material.

Nevada

On February 1, 2009, our Nevada subsidiary, AMERIGROUP Nevada, Inc., began serving TANF and CHIP members under a contract to provide Medicaid managed care services through June 30, 2011. We are one of two organizations that provide managed care services to approximately 100,000 members across the urban service areas of Washoe and Clark counties. As of March 31, 2009, we served approximately 49,000 members in Nevada.

New Mexico

On August 1, 2008, our New Mexico subsidiary, AMERIGROUP New Mexico, Inc., began serving individuals in New Mexico’s CoLTS program in six counties in the Metro/Central region. In November 2008, the second phase of membership expanded coverage to include the Southwest region. In January 2009, the third phase expanded coverage to include the Northeast region with the final phases completing the statewide rollout beginning in April 2009. We were one of two organizations chosen to participate in New Mexico’s CoLTS program that provide coverage to approximately 38,000 members statewide upon completion of the program roll-out beginning April 2009. As of March 31, 2009, we served approximately 15,000 members in New Mexico.

We can make no assurance that our entry into the Nevada and New Mexico markets will be favorable to our results of operations or financial condition in future periods.

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three Months Ended
	March 31,
	2009	2008

Premium revenue	99.0%	97.9%
Investment income and other	1.0	2.1

Total revenue	100.0%	100.0%

Health benefits(1)	83.7%	83.3%
Selling, general and administrative expenses	9.0%	10.0%
Income before income taxes	4.8%	5.1%
Net income	3.0%	3.1%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Summarized comparative financial information for the three months ended March 31, 2009 and March 31, 2008 is as follows ($ in millions, except per share data). (Totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal.):

	Three Months Ended March 31,
			% Change
	2009	2008	2009-2008

Revenues:
Premium	$1,217.4	$1,050.0	15.9%
Investment income and other	12.3	22.6	(45.4)%

Total revenues	1,229.8	1,072.6	14.7%
Expenses:
Health benefits	1,019.3	874.9	16.5%
Selling, general and administrative	110.4	106.7	3.4%
Premium tax	28.1	22.0	27.7%
Depreciation and amortization	8.3	8.8	(5.1)%
Interest	4.2	5.8	(26.8)%

Total expenses	1,170.4	1,018.3	14.9%

Income before income taxes	59.4	54.4	9.3%
Income tax expense	22.5	20.7	8.7%

Net income	$36.9	$33.6	9.7%

Diluted net income per common share	$0.69	$0.62	11.3%

Revenues

Premium revenue for the three months ended March 31, 2009 increased $167.4 million, or 15.9%, to $1.2 billion from $1.1 billion for the three months ended March 31, 2008. The increase was primarily due to the commencement of the CoLTS program in New Mexico in August 2008 and our entry into Nevada in February 2009. Additionally, our existing products and markets contributed further to revenue growth from increases in full-risk membership and premium rate increases. Total membership decreased 1.8% to approximately 1,657,000 as of March 31, 2009 from approximately 1,688,000 as of March 31, 2008. Excluding the approximate 168,000 members as of March 31, 2008 that were in our ASO contract in West Tennessee which was terminated on October 31, 2008, full-risk membership increased by approximately 137,000 or 9.0% from March 31, 2008 to March 31, 2009.

Investment income and other decreased by $10.3 million to $12.3 million for the three months ended March 31, 2009 from $22.6 million for the three months ended March 31, 2008. The decrease in investment income and other was primarily due to decreased rates of return on fixed income securities due to current market interest rates. Included in other revenue for the three months ended March 31, 2009, is the gain on the sale of the South Carolina contract rights, which is fully offset by the decrease in ASO revenue related to the West Tennessee contract termination on October 31, 2008.

Membership

The following table sets forth the approximate number of members we served in each state as of March 31, 2009 and 2008. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	March 31,
	2009	2008

Texas	453,000	441,000
Florida	253,000	210,000
Georgia	213,000	198,000
Tennessee(1)	189,000	355,000
Maryland	179,000	154,000
New York	111,000	112,000
New Jersey	109,000	99,000
Ohio	60,000	56,000
Nevada	49,000	—
Virginia	26,000	24,000
New Mexico(2)	15,000	—
District of Columbia(3)	—	38,000
South Carolina(4)	—	1,000

Total	1,657,000	1,688,000

(1)	Included in Tennessee membership in 2008 are approximately 168,000 members under an ASO contract. This contract terminated October 31, 2008.

(2)	The contract in New Mexico began in January 2008 with a Medicare Advantage product. As of March 31, 2008, there were less than 1,000 members.

(3)	The contract with the District of Columbia terminated June 30, 2008.

(4)	The contract with South Carolina terminated March 1, 2009 concurrent with the sale of our rights under the contract.

As of March 31, 2009, we served approximately 1,657,000 members, reflecting a decrease of approximately 31,000 members compared to March 31, 2008. The decrease is primarily a result of the ASO contract termination in West Tennessee and the contract termination in the District of Columbia, both in 2008. These membership decreases were offset by membership growth in the majority of our other markets, the commencement of the CoLTS program in New Mexico in August 2008 and our entry into the Nevada market in February 2009.

The following table sets forth the approximate number of our members who receive benefits under our products as of March 31, 2009 and 2008. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

	March 31,
Product	2009	2008

TANF (Medicaid)(1)(3)	1,147,000	1,203,000
CHIP(3)	258,000	230,000
ABD (Medicaid)(2)	187,000	205,000
FamilyCare (Medicaid)	53,000	43,000
Medicare Advantage	12,000	7,000

Total	1,657,000	1,688,000

(1)	Membership includes approximately 127,000 members under an ASO contract in 2008 that terminated on October 31, 2008.

(2)	Membership includes approximately 41,000 members under an ASO contract in 2008 that terminated on October 31, 2008.

(3)	Reflects a reclassification from CHIP to TANF to coincide with State classifications.

Health benefits expenses

Expenses relating to health benefits for the three months ended March 31, 2009 increased $144.4 million, or 16.5%, to $1.0 billion from $874.9 million for the three months ended March 31, 2008. Our HBR was 83.7% for the three months ended March 31, 2009 versus 83.3% in the same period of the prior year. The increase in HBR for the three months ended March 31, 2009 from the HBR for the three months ended March 31, 2008, primarily results from our entry into the New Mexico and Nevada markets.

During the first quarter of 2009, we established an estimate for pharmacy rebates which we expect to receive, associated with pharmaceuticals that have been dispensed to members. Previously, we recognized pharmacy rebates when payment was received. The receipt of rebate payments generally lags the period in which the pharmaceuticals were actually dispensed. With the more recent availability of stable historical information, we now believe that a reliable basis for estimation of the rebates exists. This change resulted in a one-time benefit to health benefits expense of $8.0 million, or $0.09 per diluted share net of the related income tax effect.

Selling, general and administrative expenses

SG&A for the three months ended March 31, 2009 increased $3.6 million, or 3.4%, over the three months ended March 31, 2008, primarily as a result of increased salary and benefit expenses due to increased variable compensation accruals as a result of the Company’s operating results during the three months ended March 31, 2009. Our SG&A to total revenues ratio was 9.0% and 10.0% for the three months ended March 31, 2009 and 2008, respectively. This decrease in the ratio is a result of leverage gained through increased revenues due to the commencement of the CoLTS program in New Mexico in August 2008, entry into Nevada in February 2009 and increased revenues due primarily to increases in membership in the majority of other markets served as of March 31, 2009.

Premium taxes

Premium taxes were $28.1 million and $22.0 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The commencement of the CoLTS program in New Mexico in August 2008 and the entry into Nevada in February 2009 account for $3.4 million of the increase. The remaining increase of $2.7 million is due to a premium tax rate increase in Ohio, as well as, increased premium revenues in the markets where premium tax is levied. As of March 31, 2009, premium tax rates range from 2% to 5.5% or are calculated on a per member per month basis.

Depreciation and amortization expense

Depreciation and amortization expense decreased approximately $0.5 million or 5.1% from $8.8 million for the three months ended March 31, 2008 to $8.3 million for the three months ended March 31, 2009.

Interest expense

Interest expense was $4.2 million and $5.8 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The decrease in interest expense in the three months ended March 31, 2009, compared to the three months ended March 31, 2008 is a result of a reduction in the outstanding balance under our Credit and Guaranty Agreement (“the Credit Agreement”) as a result of scheduled and voluntary principal payments as well as fluctuating interest rates for borrowings under the Credit Agreement.

Provision for income taxes

Income tax expense for the three months ended March 31, 2009 was $22.5 million with an effective tax rate of 37.9% compared to $20.7 million of income tax expense with an effective tax rate of 38.1% for the three months ended March 31, 2008. The decrease in the effective tax rate for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is attributable to a decrease in the blended effective state income tax rate partially offset by a decrease in Federal tax exempt interest income.

Significant income tax uncertainties

On August 13, 2008, we finalized the settlement of qui tam litigation for a cash payment of $225.0 million without any admission of wrongdoing by us or our subsidiaries or affiliates plus approximately $9.2 million to the relator for his legal fees. This non-recurring litigation settlement payment had a significant impact on tax expense and the effective tax rate for fiscal year 2008 due to the fact that a portion of the settlement payment is not deductible for income tax purposes. We have requested a pre-filing agreement with the IRS regarding the tax treatment of the 2008 non-recurring qui tam settlement payment. As we work to resolve this issue with the IRS, it is possible that there will be changes to the tax benefit associated with this settlement that will have a material favorable or unfavorable impact on tax expense and the effective tax rate in 2009 or future accounting periods.

Liquidity and capital resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flows from operations and borrowings under our Credit Agreement. As of March 31, 2009, we had cash and cash equivalents of $774.3 million, short and long-term investments of $576.1 million and restricted investments on deposit for licensure of $108.6 million. Cash, cash equivalents, and investments which are unregulated totaled $279.7 million at March 31, 2009.

Credit Agreement

Our Credit Agreement provides both a secured term loan and a secured senior revolving credit facility. As of March 31, 2009, we had $44.2 million outstanding under the term loan portion of our Credit Agreement. The Credit Agreement terminates on March 15, 2012. As of March 31, 2009, we had no outstanding borrowings under the senior secured revolving credit facility portion of our Credit Agreement, but have caused to be issued irrevocable letters of credit in an aggregate face amount of $16.5 million.

The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof. The applicable interest rate was 2.56% at March 31, 2009.

The Credit Agreement includes customary covenants and events of default. If any event of default occurs and is continuing, the Credit Agreement may be terminated and all amounts owing there under may become immediately due and payable. The Credit Agreement also includes the following financial covenants: (i) maximum leverage ratios as of specified periods, (ii) a minimum interest coverage ratio and (iii) a minimum statutory net worth ratio. As of March 31, 2009, we were in compliance with all of our debt covenants.

Borrowings under the Credit Agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiary, PHP Holdings, Inc., including a pledge of the stock of each of our respective wholly-owned managed care subsidiaries, in each case, subject to carve-outs.

Convertible Senior Notes

As of March 31, 2009, we had outstanding $260.0 million in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (the “2.0% Convertible Senior Notes”). In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the 2.0% Convertible Senior Notes and common stock issuable upon conversion. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The 2.0% Convertible Senior Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

Upon conversion of the 2.0% Convertible Senior Notes, we will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, we have the option to settle the excess with cash, shares of our common stock, or a combination thereof based on a daily conversion value, as defined in the Indenture. The initial conversion rate for the 2.0% Convertible Senior Notes will be 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of our common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the Indenture) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of 2.0% Convertible Senior Notes that elects to convert their 2.0% Convertible Senior Notes in connection with such fundamental change.

Concurrent with the issuance of the 2.0% Convertible Senior Notes, we purchased convertible note hedges covering, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock. The convertible note hedges allow us to receive shares of our common stock and/or cash equal to the amounts of common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2.0% Convertible Senior Notes upon conversion. These convertible note hedges will terminate at the earlier of the maturity dates of the 2.0% Convertible Senior Notes or the first day on which none of the 2.0% Convertible Senior Notes remain outstanding due to conversion or otherwise.

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

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, we sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock at an exercise price of $53.77 per share. If the average price of our common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled, at our option, in cash or shares of our common stock.

The convertible note hedges and warrants are separate transactions which will not affect holders’ rights under the 2.0% Convertible Senior Notes.

Universal Automatic Shelf Registration

On December 15, 2008, we filed a universal automatic shelf registration statement with the SEC which enables us to sell, in one or more public offerings, common stock, preferred stock and debt securities and other securities at prices and on terms to be determined at the time of the applicable offering. The shelf registration provides us with the flexibility to publicly offer and sell securities at times we believe market conditions make such an offering attractive. Because we are a well-known seasoned issuer, the shelf registration statement was effective upon filing. No securities have been issued under the shelf registration.

Stock Repurchase Program

Under the authorization of our Board of Directors, we maintain a stock repurchase program. Repurchases of our common stock may be made from time to time, subject to certain limitations in our Credit Agreement and certain restrictions on volume, pricing and timing. During the three months ended March 31, 2009, we repurchased 257,821 shares of our common stock at an average cost of approximately $24.73 per share and an aggregate cost of $6.4 million. At March 31, 2009, we had authorization to purchase up to an additional 3,579,152 shares of our common stock under the repurchase program.

Cash and Investments

Cash provided by operating activities was $36.1 million for the three months ended March 31, 2009 compared to cash used in operating activities of $6.6 million for the three months ended March 31, 2008. The increase in cash flows of $42.7 million was primarily a result of a decrease of $42.6 million in cash flows used in working capital changes. Cash used in operating activities for working capital changes was $10.2 million for the three months ended March 31, 2009 compared to cash used in operating activities for working capital changes of $52.9 million for the three months ended March 31, 2008. The decrease in cash used in working capital changes primarily resulted from a net increase in claims payable and other current liabilities of $27.6 million for the three months ended March 31, 2009 compared to a net decrease in claims payable and other current liabilities of $60.8 million for the three months ended March 31, 2008 due to timing of payments and our entry into the Nevada and New Mexico markets.

Cash used in investing activities was $16.7 million for the three months ended March 31, 2009 compared to cash provided by investing activities of $94.9 million for the three months ended March 31, 2008. This change results primarily from net purchases of investments during the three months ended March 31, 2009 compared to net proceeds from investments in the three months ended March 31, 2008. We currently anticipate total capital expenditures for 2009 to be between approximately $38.0 million and $43.0 million for technological infrastructure development and the expansion of our medical management system. For the three months ended March 31, 2009, total capital expenditures were $6.3 million.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of March 31, 2009, our investment portfolio consisted primarily of fixed-income securities. The weighted-average maturity is approximately nine months excluding our auction rate securities which are discussed below. We utilize investment vehicles such as money market funds, certificates of deposit, municipal bonds, debt securities of government sponsored entities, corporate bonds, auction rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted-average taxable equivalent yield on consolidated investments as of March 31, 2009 was approximately 1.52%. As of March 31, 2009, we had total cash and investments of approximately $1.5 billion. Approximately 50% of our investment portfolio was invested in a diversified array of money market funds. Approximately 35% of our portfolio was invested in debt obligations of government sponsored entities,

U.S. Treasuries, or FDIC-backed corporate bonds, all of which carried an AAA credit rating. Approximately 4% of our portfolio was invested in investment grade corporate bonds with a weighted-average credit rating of AA and approximately 5% of our portfolio is in long-term municipal student loan corporation auction rate securities that carried a weighted-average credit rating of AAA.

As discussed in Note 3 to the Condensed Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FASB Statement No. 157”), effective January 1, 2008. We have utilized unobservable (Level 3) inputs in determining the fair value of certain auction rate securities totaling $71.1 million at March 31, 2009.

As of March 31, 2009, $71.1 million of our investments were comprised of securities with an auction reset feature (“auction rate securities”) issued by student loan corporations which are public, non-profit entities established by various U.S. state governments. Liquidity for these auction rate securities historically was provided by an auction process which allowed holders to sell their notes and the interest rate was reset at pre-determined intervals, usually every 28 or 35 days. Since early 2008, auctions for these auction rate securities have failed and there is no assurance that auctions for these securities will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. As we cannot predict the timing of future successful auctions, if any, our auction rate securities are classified as long-term investments.

Our auction rate securities are classified as either available-for-sale or trading securities and reflected at fair value. In periods prior to 2008, due to the auction process which took place every 28-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under FASB Statement No. 157. However, the auction events for these securities failed during early 2008 and have not resumed. Observable and relevant market data for valuing auction rate securities is limited at this time. Due to these events, we reclassified these instruments as Level 3 during 2008. For the three months ended March 31, 2009, we recorded a temporary unrealized decline in fair value of approximately $0.3 million, with a corresponding increase to other comprehensive loss of approximately $0.2 million which is net of the related tax benefit for those auction rate securities that we hold as available-for-sale. We currently believe that this temporary decline in fair value is primarily due to liquidity concerns, because the underlying assets for the majority of these securities are student loans supported and guaranteed by the United States Department of Education. In addition, our holdings of auction rate securities represented less than five percent of our total cash, cash equivalent, and investment balance at March 31, 2009, which we believe allows us sufficient time for the securities to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our fair value estimates and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will re-evaluate each of these factors as market conditions change in subsequent periods.

During the third and fourth quarters of 2008, we were notified by several of the brokers from whom we purchased auction rate securities that they would be repurchasing those securities over the course of 2009 and 2010. During the fourth quarter of 2008, we entered into a forward contract with one of these brokers, at no cost to us, for auction rate securities with a market value of $15.3 million as of March 31, 2009. This forward contract provides us with the ability to sell these auction rate securities to the broker at par within a defined timeframe, beginning June, 2010. These securities are classified as long-term trading securities because we do not intend to hold these securities until final maturity. Trading securities are carried at fair value with changes in fair value recorded in earnings. For the three months ended March 31, 2009, a realized loss of $0.3 million was recorded related to these trading securities. Additionally, the value of the forward contract of $2.1 million is included in other long-term assets and the increase in fair value of $0.1 million for the three months ended March 31, 2009 is recorded in earnings.

The weighted-average life of our auction rate securities portfolio, based on the final maturity, is approximately 24 years. We currently have the ability to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments.

Cash used in financing activities was $8.5 million for the three months ended March 31, 2009, compared to cash used in financing activities of $27.5 million for the three months ended March 31, 2008. The decrease in cash used in financing activities was primarily related to repayments on the Credit Agreement of $26.5 million for the three months ended March 31, 2008 not recurring in the current period offset by increases of $2.8 million in stock repurchases.

We believe that existing cash and investment balances, cash flow from operations and available borrowing capacity under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least the next 12 months. Our debt-to-total capital ratio at March 31, 2009 was 23.0%. The financial markets continue to experience extreme volatility and disruption. In the event we need access to additional capital, our ability to obtain such capital may be limited and the cost of any such capital may be significantly higher than in past periods. While we have not attempted to access the credit markets recently, we believe that if credit could be obtained, the terms and costs of such credit would be significantly less favorable to us than what was obtained in our most recent financings.

Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms. This could restrict our ability to: (1) acquire new businesses or enter new markets, (2) service our existing debt, (3) make necessary capital investments, (4) maintain statutory net worth requirements in the states in which we do business; and (5) make other expenditures necessary for the ongoing conduct of our business.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations (“HMOs”), one health insuring corporation (“HIC”) and one Prepaid Health Services Plan (“PHSP”). HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of March 31, 2009, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls for certain of our subsidiaries during the remainder of 2009 using unregulated cash, cash equivalents and investments. We believe that we will continue to be in compliance with these requirements at least through the end of 2009.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs and other entities bearing risk for healthcare coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from (a) requiring insurers to submit a comprehensive plan to the state insurance commissioner, to (b) requiring the state insurance commissioner to place the insurer under regulatory control. Eight of our eleven states have adopted RBC as the measure of required surplus. At March 31, 2009, our consolidated RBC ratio for these states exceeded the requirement thresholds at which regulatory action would be initiated. Although not all states had adopted these rules at March 31, 2009, at that date, each of our active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

Recent Accounting Standards

FSP APB 14-1

In May 2008, the FASB issued FSP APB 14-1. FSP APB 14-1 requires the proceeds from the issuance of convertible debt instruments that may be settled wholly or partially in cash upon conversion to be allocated between a liability component and an equity component in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. We adopted the provisions of FSP APB 14-1 on January 1, 2009, with retrospective application to prior periods. FSP APB 14-1 changed the accounting treatment for our $260.0 million 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007. To adopt FSP APB 14-1, we estimated the fair value, as of the date of issuance, of the 2.0% Convertible Senior Notes as if they were issued without the conversion options. The difference between the fair value and the principal amounts of the instruments was $50.9 million. This amount was retrospectively applied to our financial statements from the issuance date of the 2.0% Convertible Senior Notes in 2007, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the notes resulting in non-cash increase to interest expense in historical and future periods.

The retrospective adoption of FSP APB 14-1 resulted in a $9.3 million increase to interest expense for the year ended December 31, 2008 representing the non-cash interest cost related to the amortization of the debt discount. Additional interest expense of $5.2 million represents cash interest expense related to the contractual coupon rate incurred in the period. For the three months ended March 31, 2008, the retrospective adoption of FSP APB 14-1 resulted in a total interest expense for the 2.0% Convertible Senior Notes of $3.6 million of which $2.3 million was non-cash and $1.3 million was cash interest expense. For the three months ended March 31, 2009, total interest expense for the 2.0% Convertible Senior Notes was $3.8 million of which $2.5 million was non-cash interest and $1.3 million was cash interest expense. The impact, net of the related tax effects was $0.03 per diluted share for each of the three months ended March 31, 2008 and 2009. See Footnote 3 of the Condensed Consolidated Financial Statements.

Other

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of EITF 07-5 as of January 1, 2009 had no impact on our current results of operations, financial condition and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our Condensed Consolidated Balance Sheets include a certain amount of assets whose fair values are subject to market risk. Due to our significant investment in fixed-maturity investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. In addition, recent events have resulted in extreme volatility in the financial markets. Liquidity on many financial instruments has declined, the creditworthiness of many issuers have declined, defaults have increased, along with other disruptions. While we do not believe we have experienced material adverse changes in the value of our cash equivalents and investments, further disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our results of operations, liquidity, financial position or cash flows.

As of March 31, 2009, substantially all of our investments were in high quality securities that have historically exhibited good liquidity which include U.S. Treasuries, debt securities of government sponsored entities, municipal bonds, auction rate securities, corporate bonds, certificates of deposit and money market funds.

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed maturity investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of March 31, 2009, an increase of 1% in interest rates on securities with maturities greater than one year would reduce the fair value of our marketable securities portfolio by approximately $5.5 million. Conversely, a reduction of 1% in interest rates on securities with maturities greater than one year would increase the fair value of our marketable securities portfolio by approximately $5.0 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. In a decreasing rate environment, these instruments may not see as significant a potential for fair value increases as non-callable instruments due to the expectation that the issuer will call the instrument to take advantage of lower rates. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1% change in interest rates.

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

(b) Changes in Internal Controls over Financial Reporting. During the first quarter of 2009, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 8 to the Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A.  Risk Factors

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum number
			Total number of	Shares (or Units)
		Average	Shares (or Units)	that May Yet Be
	Total Number of	Price Paid	Purchased as Part of	Purchased Under
	Shares (or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs(1)	Programs(1)

January 1 — January 31, 2009	28,802	$27.80	28,802	808,171
February 1 — February 28, 2009(2)	11,523	27.79	11,523	3,796,648
March 1 — March 31, 2009(3)	240,697	24.20	217,496	3,579,152

Total	281,022	$24.72	257,821	3,579,152

(1)	Share repurchased during the three months ended March 31, 2009 were purchased as part of the Company’s existing authorized share repurchase program.

(2)	On February 11, 2009, our Board of Directors authorized the repurchase of an additional three million shares under the program.

(3)	Our 2005 Equity Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During March 2009, certain employees elected to tender 23,201 shares to the Company in payment of related withholding taxes upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Our indirect wholly-owned subsidiary, AMERIGROUP Florida, Inc., entered into an amendment to the Agency for HealthCare Administration Contract No. FA614 (AHCA Contract No. FA614 Amendment No. 13) effective for the contract period beginning March 1, 2009. The amendment provides revised capitation rates.

Item 6.	Exhibits

The following exhibits, which are furnished with this Quarterly Report on Form 10-Q or incorporated herein by reference, are filed as part of this Quarterly Report on Form 10-Q.

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Quarterly Report on Form 10-Q, as well as, our Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.3		Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
*10	.1	Amendment effective March 1, 2009, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal programs contract expiring August 31, 2010, filed herewith.
10.2		Amendment effective March 1, 2009, to the Agency for HealthCare Administration Contract No. FA614 (AHCA Contract No. FA614 Amendment No. 13), filed herewith.
10.3		Amendment to the AMERIGROUP Corporation Severance Plan (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 4, 2009).
10.4		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed on May 4, 2009).
10.5		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on May 4, 2009).
10.6		Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K filed on May 4, 2009).
10.7		Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.5 to our Current Report on Form 8-K filed on May 4, 2009)
14.1		AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on August 14, 2008).

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 5, 2009.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 5, 2009.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 5, 2009.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ James G. Carlson
James G. Carlson
Chairman, Chief Executive
Officer and President

Date: May 5, 2009

By:	/s/ James W. Truess
James W. Truess
Chief Financial Officer and
Executive Vice President

Date: May 5, 2009

EXHIBITS

Exhibits.

The following exhibits, which are furnished with this Quarterly Report on Form 10-Q or incorporated herein by reference, are filed as part of this Quarterly Report on Form 10-Q.

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Quarterly Report on Form 10-Q, as well as, our Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.3		Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
*10	.1	Amendment effective March 1, 2009, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal programs contract expiring August 31, 2010, filed herewith.
10.2		Amendment effective March 1, 2009, to the Agency for HealthCare Administration Contract No. FA614 (AHCA Contract No. FA614 Amendment No. 13), filed herewith.
10.3		Amendment to the AMERIGROUP Corporation Severance Plan (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 4, 2009).
10.4		Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed on May 4, 2009).
10.5		Form of Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on May 4, 2009).

Exhibit
Number	Description

10.6	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K filed on May 4, 2009).
10.7	Form of Stock Appreciation Rights Agreement (incorporated by reference to exhibit 10.5 to our Current Report on Form 8-K filed on May 4, 2009).
14.1	AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on August 14, 2008).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 5, 2009.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 5, 2009.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 5, 2009.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.