Form 10-Q
period 2009-06-30
AMERIGROUP CORP
filed 2009-08-05
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(757) 490-6900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 31, 2009, there were 52,492,333 shares outstanding of AMERIGROUP’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation And Subsidiaries

 Condensed Consolidated Balance Sheets
 (Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$654,491	$763,272
Short-term investments	24,906	97,466
Premium receivables	102,278	86,595
Deferred income taxes	23,101	25,347
Provider and other receivables	44,593	27,468
Prepaid expenses	32,316	9,611
Other current assets	5,064	5,202

Total current assets	886,749	1,014,961
Long-term investments	622,909	476,685
Investments on deposit for licensure	98,891	94,978
Property, equipment and software, net	103,187	103,747
Other long-term assets	13,564	15,091
Goodwill and other intangible assets, net	249,968	250,205

Total assets	$1,975,268	$1,955,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$562,990	$536,107
Accounts payable	2,347	6,810
Unearned revenue	64,427	82,588
Accrued payroll and related liabilities	37,796	62,469
Accrued expenses and other	98,950	108,342
Current portion of long-term debt	211	506

Total current liabilities	766,721	796,822
Long-term convertible debt	230,117	225,130
Long-term debt, less current portion	17,789	43,826
Deferred income taxes	6,377	3,391
Other long-term liabilities	11,256	13,839

Total liabilities	1,032,260	1,083,008

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 51,997,798 and 52,673,363 at June 30, 2009 and December 31, 2008, respectively	542	539
Additional paid-in capital	479,935	466,926
Accumulated other comprehensive loss	(3,726)	(4,022)
Retained earnings	527,861	441,353

	1,004,612	904,796
Less treasury stock at cost (2,244,362 and 1,207,510 shares at June 30, 2009 and December 31, 2008, respectively)	(61,604)	(32,137)

Total stockholders’ equity	943,008	872,659

Total liabilities and stockholders’ equity	$1,975,268	$1,955,667

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Premium	$1,284,890	$1,098,356	$2,502,337	$2,148,360
Investment income and other	6,517	18,463	18,864	41,072

Total revenues	1,291,407	1,116,819	2,521,201	2,189,432

Expenses:
Health benefits	1,103,213	911,471	2,122,516	1,786,392
Selling, general and administrative	96,285	113,140	206,660	219,882
Premium tax	34,623	22,119	62,741	44,145
Litigation settlement	—	234,205	—	234,205
Depreciation and amortization	9,680	8,871	18,006	17,648
Interest	4,232	5,235	8,470	11,025

Total expenses	1,248,033	1,295,041	2,418,393	2,313,297

Income (loss) before income taxes	43,374	(178,222)	102,808	(123,865)
Income tax (benefit) expense	(6,225)	(14,190)	16,300	6,530

Net income (loss)	$49,599	$(164,032)	$86,508	$(130,395)

Net income (loss) per share:
Basic net income (loss) per share	$0.95	$(3.10)	$1.65	$(2.46)

Weighted-average number of common shares outstanding	52,308,721	52,953,851	52,488,010	53,064,818

Diluted net income (loss) per share	$0.94	$(3.10)	$1.63	$(2.46)

Weighted-average number of common shares and dilutive potential common shares outstanding	53,029,943	52,953,851	53,224,753	53,064,818

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2009
(Dollars in thousands)
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Equity

Balances at December 31, 2008	52,673,363	$539	$466,926	$(4,022)	$441,353	1,207,510	$(32,137)	$872,659
Common stock issued upon exercise of stock options, vesting of restricted stock grants and purchases under the employee stock purchase plan	361,287	3	4,069	—	—	—	—	4,072
Compensation expense related to share-based payments	—	—	8,022	—	—	—	—	8,022
Tax benefit from exercise of stock options	—	—	918	—	—	—	—	918
Common stock redeemed for payment of employee taxes and stock option exercises	(34,428)	—	—	—	—	34,428	(912)	(912)
Common stock repurchases	(1,002,424)	—	—	—	—	1,002,424	(28,555)	(28,555)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	296	—	—	—	296
Net income	—	—	—	—	86,508	—	—	86,508

Balances at June 30, 2009	51,997,798	$542	$479,935	$(3,726)	$527,861	2,244,362	$(61,604)	$943,008

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements of Cash Flows
 (Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$86,508	$(130,395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,006	17,648
Loss on disposal of property, equipment and software	412	259
Deferred tax expense (benefit)	4,630	(6,808)
Compensation expense related to share-based payments	8,022	5,411
Convertible debt non-cash interest expense	4,987	4,672
Impairment of goodwill	—	8,808
Gain on sale of contract rights	(5,810)	—
Other	(201)	—
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Premium receivables	(15,683)	(28,821)
Prepaid expenses, provider and other receivables and other current assets	(35,928)	5,220
Other assets	(439)	(2,198)
Claims payable	26,883	571
Litigation settlement	—	234,205
Accounts payable, accrued expenses and other current liabilities	(36,605)	(31,481)
Unearned revenue	(18,161)	18,771
Other long-term liabilities	(2,583)	(22)

Net cash provided by operating activities	34,038	95,840

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	13,708	93,975
Purchase of available-for-sale securities	(164,351)	(81,800)
Proceeds from redemption of held-to-maturity securities	273,125	343,325
Purchase of held-to-maturity securities	(194,851)	(339,633)
Purchase of property, equipment and software	(15,865)	(17,514)
Proceeds from redemption of investments on deposit for licensure	38,682	39,474
Purchase of investments on deposit for licensure	(42,595)	(41,647)
Proceeds from sale of contract rights	5,810	—

Net cash used in investing activities	(86,337)	(3,820)

Cash flows from financing activities:
Repayment of borrowings under credit facility	(26,318)	(26,786)
Net decrease in bank overdrafts	(2,492)	(300)
Payment of capital lease obligations	—	(293)
Customer funds administered	(3,764)	—
Proceeds from exercise of stock options and employee stock purchases	3,729	3,461
Repurchase of common stock shares	(28,555)	(19,260)
Tax benefit related to exercise of stock options	918	1,072

Net cash used in financing activities	(56,482)	(42,106)

Net (decrease) increase in cash and cash equivalents	(108,781)	49,914
Cash and cash equivalents at beginning of period	763,272	487,614

Cash and cash equivalents at end of period	$654,491	$537,528

Non-cash disclosures:
Common stock redeemed for payment of employee taxes and stock option exercises	$(912)	$(597)

Unrealized gain (loss) on available-for-sale securities, net of tax	$296	$(2,854)

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1. Interim Financial Reporting

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 of AMERIGROUP Corporation and its subsidiaries (the “Company”), are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2009 and operating results for the interim periods ended June 30, 2009 and 2008. The December 31, 2008 Condensed Consolidated Balance Sheet was derived from the audited consolidated financial statements as of that date and has been adjusted to reflect the changes resulting from the January 1, 2009 adoption of Financial Accounting Standards Board Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 have also been adjusted to reflect changes resulting from the adoption of FSP APB 14-1. See Note 3 below for further discussion.

The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2009. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009.

The Company has evaluated subsequent events for potential recognition and/or disclosure through August 5, 2009, the date the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were filed with the SEC.

Reclassifications

To improve presentation and comparability, the Company has made certain reclassifications to its statement of operations format. Amounts previously reported in the Condensed Consolidated Statements of Operations have been reclassified to conform to the current-year presentation.

•	The experience rebate under the Company’s contract with the State of Texas has been reclassified out of selling, general and administrative expenses and is now reflected as a reduction to premium revenue.

•	Premium tax has been reclassified out of selling, general and administrative expenses and is now reported on a separate line following selling, general and administrative expenses and before depreciation and amortization. By isolating premium tax, the impacts of changing business volumes on premium tax expense will become more apparent.

The Company believes this new presentation will be more useful to the users of its Condensed Consolidated Statements of Operations as the remaining selling, general and administrative expenses are more reflective of core operating expenses. These reclassifications do not affect net income for the three and six months ended June 30, 2008.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic net income (loss) per share:
Net income (loss)	$49,599	$(164,032)	$86,508	$(130,395)

Weighted-average number of common shares outstanding	52,308,721	52,953,851	52,488,010	53,064,818

Basic net income (loss) per share	$0.95	$(3.10)	$1.65	$(2.46)

Diluted net income (loss) per share:
Net income (loss)	$49,599	$(164,032)	$86,508	$(130,395)

Weighted-average number of common shares outstanding	52,308,721	52,953,851	52,488,010	53,064,818
Dilutive effect of stock options and non-vested stock awards (as determined by applying the treasury stock method)	721,222	—	736,743	—

Weighted-average number of common shares and dilutive potential common shares outstanding	53,029,943	52,953,851	53,224,753	53,064,818

Diluted net income (loss) per share	$0.94	$(3.10)	$1.63	$(2.46)

Potential common stock equivalents representing 2,654,800 and 2,460,909 shares with a weighted-average exercise price of $34.72 and $34.96 for the three and six months ended June 30, 2009, respectively, were not included in the computation of diluted net income per share because the exercise price exceeded the average market price of the Company’s common shares over such time periods. Potential common stock equivalents representing 777,802 and 971,883 for the three and six months ended June 30, 2008, respectively, were not included in the computation of diluted net loss per share because of the net loss for the period. Additionally, potential common stock equivalents representing 2,636,283 and 2,018,840 shares with a weighted-average exercise price of $35.72 and $37.32 for the three and six months ended June 30, 2008, respectively, were not included in the computation of diluted net loss per share because the exercise price exceeded the average market price of the Company’s common shares over such time periods. In each of these cases including such shares would have been anti-dilutive for the periods presented.

The shares issuable upon conversion of the Company’s 2.0% Convertible Senior Notes (the “2.0% Convertible Senior Notes”) due May 15, 2012 which were issued effective March 28, 2007 in the aggregate principal amount of $260,000 (See Note 6), were not included in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2009 and 2008 because the conversion price of $42.53 was greater than the average market price of the Company’s common stock over such time periods. Including the shares issuable upon conversion of the 2.0% Convertible Senior Notes would have been anti-dilutive.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company’s warrants to purchase shares of its common stock sold on March 28, 2007 and April 9, 2007 were not included in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2009 and 2008 because the warrants’ exercise price of $53.77 was greater than the average market price of the Company’s common stock over such time periods. Including the warrants would have been anti-dilutive.

3. Recent Accounting Standards

Fair Value

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FASB Statement No. 157”). This FSP includes guidance for determining whether a market for a financial asset or liability that historically was active is no longer active and whether transactions or quoted prices may not be determinative of fair value. In addition, FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FASB Statement No. 157 to require disclosure in interim and annual financial statements of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of FSP FAS 157-4 for the three and six months ended June 30, 2009 did not impact the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment (“OTTI”) guidance for evaluating and recognizing impairment of debt securities in accordance with accounting principles generally accepted in the United States (“GAAP”) and expands the disclosure requirements in interim and annual financial statements for both debt and equity securities to enable users to understand the types of securities held, including information about investments in an unrealized loss position, the reasons that a portion of an OTTI of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total OTTI that was recognized in earnings. This FSP requires that if an entity intends to sell, or more likely than not will be required to sell, a debt security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings. If neither of these factors applies, the portion of the OTTI representing the credit loss shall be recognized in earnings and the remaining portion of the OTTI shall be recognized in other comprehensive loss. The adoption of FSP FAS 115-2 and FAS 124-2 for the three and six months ended June 30, 2009 did not impact the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, including a discussion of changes, if any, in the method or methods and significant assumptions used to estimate the fair value of financial instruments during the period. Companies are not required to provide in interim financial statements the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The adoption of FSP FAS 107-1 and APB 28-1 for the three and six months ended June 30, 2009 did not impact the Company’s financial position, results of operations or cash flows.

FSP APB 14-1

In May 2008, the FASB issued FSP APB 14-1, which requires the proceeds from the issuance of convertible debt instruments that may be settled wholly or partially in cash upon conversion to be allocated between a liability component and an equity component in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The Company adopted the provisions of FSP APB 14-1 on January 1, 2009, with retrospective application to prior periods. FSP APB 14-1 changed the accounting treatment for the Company’s 2.0% Convertible Senior Notes, which were issued effective March 28, 2007 (See Note 6). To adopt FSP APB 14-1, fair value of the 2.0% Convertible Senior Notes was estimated, as of the date of issuance, as if they were issued without the conversion options. The difference between the fair value and the principal amounts of the 2.0% Convertible Senior Notes was $50,885. This amount was retrospectively applied to the financial statements from the issuance date of the 2.0% Convertible Senior Notes in 2007, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the 2.0% Convertible Senior Notes resulting in a non-cash increase to interest expense in historical and future periods.

The retrospective adoption of FSP APB 14-1 resulted in a $9,344 increase to interest expense for the year ended December 31, 2008, representing the non-cash interest cost related to the amortization of the debt discount. Additional interest expense of $5,200 represents cash interest expense related to the contractual coupon rate incurred in the period.

The following table reflects the amortization of the debt discount (non-cash interest) component and the contractual interest (cash interest) component for the 2.0% Convertible Senior Notes for the three and six months ended June 30, 2009 and 2008, respectively subsequent to the retrospective adoption of FSP APB 14-1:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest expense:
Non-cash interest	$2,493	$2,336	$4,987	$4,672
Cash interest	1,300	1,300	2,600	2,600

Total interest expense	$3,793	$3,636	$7,587	$7,272

The following tables reflect the Company’s previously reported amounts, along with the adjusted amounts as required by FSP APB 14-1:

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	As	As	Effect of	As	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change

Condensed Consolidated Statements of Operations
Interest expense	$2,899	$5,235	$2,336	$6,353	$11,025	$4,672
Loss before income taxes	(175,886)	(178,222)	(2,336)	(119,193)	(123,865)	(4,672)
Income tax (benefit) expense	(13,347)	(14,190)	(843)	8,253	6,530	(1,723)
Net loss	(162,539)	(164,032)	(1,493)	(127,446)	(130,395)	(2,949)
Basic net loss per share	(3.07)	(3.10)	(0.03)	(2.40)	(2.46)	(0.06)
Diluted net loss per share	(3.07)	(3.10)	(0.03)	(2.40)	(2.46)	(0.06)

	December 31, 2008
	As	As	Effect of
	Reported	Adjusted	Change

Condensed Consolidated Balance Sheet
Deferred income tax assets	$34,645	$25,347	$(9,298)
Long-term convertible debt	260,000	225,130	(34,870)
Deferred income tax liabilities	—	3,391	3,391
Additional paid-in capital	434,578	466,926	32,348
Retained earnings	451,520	441,353	(10,167)

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table provides additional information about the 2.0% Convertible Senior Notes as required by FSP APB 14-1:

	As of	As of
	June 30,	December 31,
	2009	2008

Carrying amount of the equity component	$50,885	$50,885
Principal amount of the liability component	260,000	260,000
Unamortized discount of the liability component	29,883	34,870
Net carrying amount of the liability component	230,117	225,130
Remaining amortization period of discount	35 months	41 months
Conversion price per share	42.53	42.53
Number of shares to be issued upon conversion	6,112,964	6,112,964
Effective interest rate on liability component	6.74%	6.74%

Other

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FASB Statement No. 168”). Beginning in September 2009, all existing accounting standard documents will be superseded, and FASB Accounting Standards Codificationtm will be the single source of authoritative GAAP for nongovernmental entities. The adoption of FASB Statement No. 168 will not impact our financial position, results of operations or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FASB Statement No. 165”). FASB Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption by the Company of FASB Statement No. 165 for the three and six months ended June 30, 2009 had no impact on the Company’s financial position, results of operations or cash flows.

4. Investments and Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, premium receivables, provider and other receivables, prepaid expenses, other current assets, accounts payable, unearned revenue, accrued payroll and related liabilities, accrued expenses and other current liabilities and claims payable: The carrying amounts approximate fair value because of the short maturity of these items.

Short-term investments, long-term investments, investments on deposit for licensure and forward contracts related to certain auction rate securities (included in other long-term assets): Fair values for these items are determined based on quoted market prices, discounted cash flow analyses or other types of valuation models.

Cash surrender value of life insurance policies: The carrying amount approximates fair value.

The estimated fair value of the borrowings under the Company’s Credit and Guaranty Agreement (the “Credit Agreement”) and the 2.0% Convertible Senior Notes are determined based upon quoted market prices. As of June 30, 2009, the fair value of the borrowings under the Credit Agreement was $17,505 compared to a carrying value of $18,000. As of June 30, 2009, the fair value of the borrowings under the 2.0% Convertible Notes was $233,815 compared to the face value of $260,000.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

As of June 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company has invested in auction rate securities that are classified as either available-for-sale or trading securities which are reflected at fair value and included in long-term investments in the accompanying Condensed Consolidated Balance Sheets. The auction rate securities held by the Company at June 30, 2009, totaling $66,805, were in securities issued by student loan corporations which are public, non-profit entities established by various U.S. state governments. The majority of the student loans backing these securities fall under the Federal Family Education Loan program which is supported and guaranteed by the United States Department of Education. An unrealized gain of $1,875 and $1,618, for the three and six months ended June 30, 2009, respectively, was recorded to accumulated other comprehensive loss as a result of moderate recoveries in fair value for auction rate securities classified as available-for-sale. These securities continue to be held at fair values that are below the purchased value of the investments due primarily to the decreased liquidity of the investments and not as a result of decreases in creditworthiness of the issuers. As the Company has the intent and ability to hold these securities to maturity and it is not likely that the Company will be required to sell these securities, the net unrealized losses are deemed temporary. Any future fluctuation in the fair value related to these securities that the Company deems to be temporary, including any additional recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If it is determined that any future valuation adjustment was other than temporary, a charge will be recorded to earnings as appropriate.

The auction events for these securities failed during early 2008 and have not resumed. Therefore, the estimated fair values of these securities have been determined utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2009. These analyses consider, among other items, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data. As the timing of future successful auctions, if any, cannot be predicted, available-for-sale auction rate securities are classified as long-term. During the third and fourth quarters of 2008, notification was received from several of the brokers through which auction rate securities were purchased that they would be repurchasing those securities over the course of 2009 and 2010. During the fourth quarter of 2008, the Company entered into a forward contract with one of the brokers, at no cost, for auction rate securities with a fair value of $16,009 as of June 30, 2009. This forward contract provides the Company with the ability to sell these auction rate securities to the broker at par within a defined timeframe, beginning June 2010. These securities are classified as trading securities because the Company does not intend to hold these securities until final maturity. Trading securities are carried at fair value with changes in fair value recorded in earnings. A realized gain of $729 and $397, respectively, was recorded to earnings for the three and six months ended June 30, 2009, related to these trading securities. The value of the forward contract of $1,804 was estimated using a discounted cash flow analysis taking into consideration the creditworthiness of the counterparty to the agreement. The forward contract is included in other long-term assets and the decrease in fair value of $300 and $210, respectively, for the three and six months ended June 30, 2009 is recorded in earnings.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of FASB Statement No. 157 at June 30, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$573,437	$573,437	$—	$—
Debt securities (available-for-sale)	156,773	156,773	—	—
Auction rate securities (available-for-sale)	50,796	—	—	50,796
Auction rate securities (trading)	16,009	—	—	16,009
Forward contract related to auction rate securities	1,804	—	—	1,804

Total assets measured at fair value	$798,819	$730,210	$—	$68,609

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB Statement No. 157 for the three and six months ended June 30, 2009:

	Three Months Ended	Six Months Ended
	June 30,	June 30,

Beginning balance	$73,155	$73,654
Total unrealized gains included in other comprehensive loss	1,875	1,618
Total realized gains included in earnings	429	187
Settlements	(6,850)	(6,850)

Balance at June 30, 2009	$68,609	$68,609

At June 30, 2009, the Company did not elect the fair value option under Statement of Financial Accounting Standards No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, for any financial assets and liabilities that were not required to be measured at fair value.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity short-term investments subject to the disclosure requirement of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FASB Statement No. 115”), at June 30, 2009, were as follows:

Gross
		Gross	Unrealized
	Amortized	Unrealized	Holding	Fair
	Cost	Holding Gains	Losses	Value

Held-to-maturity (carried at amortized cost):
Debt securities of government sponsored entities	$24,906	$89	$—	$24,995

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity long-term investments subject to the disclosure requirement of SFAS No. 115 at June 30, 2009, were as follows:

			Gross
		Gross	Unrealized
	Amortized	Unrealized	Holding	Fair
	Cost	Holding Gains	Losses	Value

Available-for-sale securities (carried at fair value):
Auction rate securities, maturing between one year and five years	$4,000	$—	$266	$3,734
Auction rate securities, maturing in greater than ten years	51,550	—	4,488	47,062
Corporate bonds, maturing between one year and five years	102,423	338	230	102,531
Debt securities of government sponsored entities, maturing between one year and five years	3,910	—	—	3,910
Municipal bonds, maturing between five years and ten years	23,527	9	372	23,164
Municipal bonds, maturing in greater than ten years	27,633	—	465	27,168

Total available-for-sale securities	$213,043	$347	$5,821	$207,569

Held-to-maturity securities (carried at amortized cost):
Corporate bonds, maturing within one year	$20,015	$64	$150	$19,929
Corporate bonds, maturing between one year and five years	21,545	328	13	21,860
Federally insured corporate bonds maturing within one year	43,315	815	4	44,126
Municipal bonds, maturing between one year and five years	4,000	36	—	4,036
Debt securities of government sponsored entities, maturing within one year	46,015	685	—	46,700
Debt securities of government sponsored entities, maturing between one year and five years	264,441	2,656	26	267,071

Total held-to-maturity securities	$399,331	$4,584	$193	$403,722

The purchase amount, realized gains, realized losses and fair value for trading securities held at June 30, 2009 are as follows:

	Purchase	Realized	Realized	Fair
	Amount	Gains	Losses	Value

Trading securities (carried at fair value):
Auction rate securities, maturing in greater than ten years	$17,850	$—	$1,841	$16,009

As a condition for licensure by various state governments to operate health maintenance organizations (“HMOs”), health insuring corporations (“HICs”) or prepaid health services plans (“PHSPs”) the Company is required to maintain certain funds on deposit, in specific dollar amounts based on either formulas or set amounts, with or under the control of the various departments of insurance. The Company purchases interest-bearing investments with a fair value equal to or greater than the required dollar amount. The interest that accrues on these investments is not restricted and is available for withdrawal. The amortized cost, gross unrealized holding gains,

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

gross unrealized holding losses and fair value for these held-to-maturity securities are summarized as follows as of June 30, 2009:

			Gross
		Gross	Unrealized
	Amortized	Unrealized	Holding	Fair
	Cost	Holding Gains	Losses	Value

Cash	$433	$—	$—	$433
Money market funds	18,212	—	—	18,212
Certificate of deposits, maturing between one year and five years	11,150	—	—	11,150
Held-to-maturity (carried at amortized cost):
U.S. Treasury securities, maturing within one year	16,186	49	—	16,235
U.S. Treasury securities, maturing between one year and five years	1,853	108	—	1,961
U.S. Treasury securities, maturing between five years and ten years	588	44	—	632
Debt securities of government sponsored entities, maturing within one year	927	3	—	930
Debt securities of government sponsored entities, maturing between one year and five years	49,542	259	54	49,747

Total	$98,891	$463	$54	$99,300

The following table shows the fair value of the Company’s available-for-sale and held-to-maturity investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009:

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized			Unrealized
	Fair	Holding	Total Number	Fair	Holding	Total Number
	Value	Losses	of Securities	Value	Losses	of Securities

Auction rate securities	$—	$—	—	$50,796	$4,754	15
Corporate bonds	71,193	393	26	—	—	—
Federally insured corporate bonds	4,103	4	1	—	—	—
Municipal bonds	44,930	837	16	—	—	—
Debt securities of government sponsored entities	28,920	80	7	—	—	—

Total temporarily impaired securities	$149,146	$1,314	50	$50,796	$4,754	15

The temporary declines in value as of June 30, 2009, are primarily due to fluctuations in short-term market interest rates and the lack of liquidity of auction rate securities. Auction rate securities that have been in an unrealized loss position for greater than 12 months have experienced losses due to the failure of the auction events since 2008, not as a result of impairment of the underlying debt securities. Additionally, the Company has the ability and intent to hold all debt securities currently in an unrealized loss position until maturity and it is not likely the Company will be required to sell these securities; therefore, there is no indication of other than temporary impairment for these securities.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

5. Market Updates

South Carolina

On March 1, 2009, the Company’s South Carolina subsidiary, AMERIGROUP Community Care of South Carolina, Inc., sold its rights to serve Medicaid members pursuant to the contract with the State of South Carolina for $5,810, or $3,521, net of the related tax effect, and recorded a gain, which is included in investment income and other revenues in the accompanying Condensed Consolidated Statements of Operations, for the six months ended June 30, 2009. Certain claims run-out and transition obligations exist that will continue into 2010. Additional costs recorded and to be recorded to discontinue operations in South Carolina are not expected to be material.

Nevada

On February 1, 2009, the Company’s Nevada subsidiary, AMERIGROUP Nevada, Inc., began serving Temporary Assistance to Needy Families (“TANF”) and Children’s Health Insurance Program (“CHIP”) members under a contract to provide Medicaid managed care services through June 30, 2011. AMERIGROUP Nevada, Inc. is one of two organizations that provide managed care services to approximately 100,000 members across the urban service areas of Washoe and Clark counties. As of June 30, 2009, AMERIGROUP Nevada, Inc. served approximately 53,000 members in Nevada.

New Mexico

On August 1, 2008, the Company’s New Mexico subsidiary, AMERIGROUP New Mexico, Inc., began serving individuals in New Mexico’s Coordination of Long-Term Services program in six counties in the Metro/Central region. In November 2008, the second phase expanded coverage to include the Southwest region. In January 2009, the third phase expanded coverage to include the Northwest region and in April 2009 the final phase of the statewide rollout was completed to include the Southeast and Northeast regions. AMERIGROUP New Mexico, Inc. is one of two organizations that provide coverage to approximately 38,000 members. As of June 30, 2009, AMERIGROUP New Mexico, Inc. served approximately 20,000 members in New Mexico.

6. Long-Term Obligations

Credit Agreement

The Company’s Credit Agreement provides both a secured term loan and a senior secured revolving credit facility. As of June 30, 2009, the Company had $18,000 outstanding under the term loan portion of the Credit Agreement. On July 31, 2009, the Company paid the remaining balance of the secured term loan leaving the senior secured revolving credit facility as the remaining available credit under the Credit Agreement. As of June 30, 2009, the Company had no outstanding borrowings under the senior secured revolving credit facility portion of the Credit Agreement, but has caused to be issued irrevocable letters of credit in the aggregate face amount of approximately $16,500. The Credit Agreement terminates on March 15, 2012.

The borrowings under the Credit Agreement accrue interest at the Company’s option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. The Company is required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof. The applicable interest rate was 2.31% at June 30, 2009.

The Credit Agreement includes customary covenants and events of default. If any event of default occurs and is continuing, the Credit Agreement may be terminated and all amounts owing thereunder may become immediately due and payable. The Credit Agreement also includes the following financial covenants: (i) maximum leverage

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

ratios as of specified periods, (ii) a minimum interest coverage ratio and (iii) a minimum statutory net worth ratio. As of June 30, 2009, the Company was in compliance with all of its debt covenants.

Borrowings under the Credit Agreement are secured by substantially all of the Company’s assets and the assets of its wholly-owned subsidiary, PHP Holdings, Inc., including a pledge of the stock of each of the Company’s respective wholly-owned managed care subsidiaries, in each case, subject to carve-outs.

Convertible Senior Notes

As of June 30, 2009, the Company had outstanding $260,000 in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012, the carrying amount of which was $230,117 (See Note 3). In May 2007, an automatic shelf registration statement was filed on Form S-3 with the SEC covering the resale of the 2.0% Convertible Senior Notes and common stock issuable upon conversion. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equally with all of its existing and future senior debt and senior to all of its subordinated debt. The 2.0% Convertible Senior Notes are effectively subordinated to all existing and future liabilities of the Company’s subsidiaries and to any existing and future secured indebtedness, including the obligations under its Credit Agreement. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The 2.0% Convertible Senior Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

Upon conversion of the 2.0% Convertible Senior Notes, the Company will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, the Company has the option to settle the excess with cash, shares of its common stock, or a combination thereof based on a daily conversion value, as defined in the Indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of the Company’s common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the Indenture) occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder of the 2.0% Convertible Senior Notes that elects to convert their 2.0% Convertible Senior Notes in connection with such fundamental change.

Concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company purchased convertible note hedges covering, subject to customary anti-dilution adjustments, 6,112,964 shares of its common stock. The convertible note hedges allow the Company to receive shares of its common stock and/or cash equal to the amounts of common stock and/or cash related to the excess conversion value that the Company would pay to the holders of the 2.0% Convertible Senior Notes upon conversion. These convertible note hedges will terminate at the earlier of the maturity dates of the 2.0% Convertible Senior Notes or the first day on which none of the 2.0% Convertible Senior Notes remain outstanding due to conversion or otherwise.

The convertible note hedges are expected to reduce the potential dilution upon conversion of the 2.0% Convertible Senior Notes in the event that the market value per share of the Company’s common stock, as measured under the convertible note hedges, at the time of exercise is greater than the strike price of the convertible note hedges, which corresponds to the initial conversion price of the 2.0% Convertible Senior Notes and is subject to certain customary adjustments. If, however, the market value per share of the Company’s common stock exceeds the strike price of the warrants (discussed below) when such warrants are exercised, the Company will be required to

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

issue common stock. Both the convertible note hedges and warrants provide for net-share settlement at the time of any exercise for the amount that the market value of the common stock exceeds the applicable strike price.

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of its common stock at an exercise price of $53.77 per share. If the average price of the Company’s common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled, at the Company’s option, in cash or shares of its common stock.

The convertible note hedges and warrants are separate transactions which will not affect holders’ rights under the 2.0% Convertible Senior Notes.

7. Share Repurchase Program

The Board of Directors has authorized the repurchase of shares of the Company’s common stock under the Company’s on-going share repurchase program. Repurchases of common stock may be made from time-to-time, subject to certain limitations in the Credit Agreement and certain restrictions on volume, pricing and timing. During the three months ended June 30, 2009, the Company repurchased 744,603 shares of its common stock at an average cost of approximately $29.79 per share and an aggregate cost of $22,179. During the six months ended June 30, 2009, the Company repurchased 1,002,424 shares of its common stock at an average cost of approximately $28.49 per share and an aggregate cost of $28,555. As of June 30, 2009, the Company had authorization to purchase up to an additional 2,834,549 shares of its common stock under the repurchase program.

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

This case was subsequently transferred to the Superior Court of New Jersey, Chancery Division, Middlesex County, docket number C-76-09.

On April 20, 2009, AMERIGROUP Corporation and AMERIGROUP New Jersey, Inc. filed an Answer and Affirmative Defenses to the Complaint. AMERIGROUP New Jersey, Inc. also filed a counterclaim against Centene and UHP asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, misrepresentation/equitable fraud, legal fraud and negligent misrepresentation. The counterclaim seeks compensatory, consequential and incidental damages to be determined at trial, and other relief as the court may deem just and proper. A trial date is set for December 7, 2009 and the parties are currently engaged in discovery.

AMERIGROUP Corporation and AMERIGROUP New Jersey, Inc. believe that they have substantial defenses to the claims in the Complaint and will defend against them vigorously. While the results of this litigation cannot be predicted with certainty, the Company believes the final outcome of such litigation will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

The accompanying Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 include a receivable balance recorded and outstanding prior to the commencement of litigation. The Company believes that the amount at issue is a valid receivable and that it has a favorable legal position with respect to the above described litigation. However, the Company may incur significant costs in its efforts to reach a final resolution of this matter. Further, in the event that the Company is unable to resolve this matter in a favorable manner or obtain an outcome at trial resulting in payment in full to the Company, its results of operations may be adversely affected.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Other Litigation

Additionally, the Company is involved in various other legal proceedings in the normal course of business. Based upon its evaluation of the information currently available, the Company believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on its financial position, results of operations or cash flows.

9. Significant Income Tax Uncertainties

In June 2009, the Company reached an agreement in principle with the IRS on a pre-filing agreement regarding the tax treatment of the qui tam litigation settlement recorded in the three and six months ended June 30, 2008. This agreement resulted in a tax benefit of approximately $22,400 for the three and six months ended June 30, 2009, or $0.43 per diluted share. The pre-filing agreement program permits taxpayers to resolve tax issues in advance of filing their corporate income tax returns. The Company does not anticipate that there will be any further material changes to the tax benefit associated with this litigation settlement in future periods.

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

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2009, and Part II — Other Information — Item 1A. — “Risk Factors” for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, Children’s Health Insurance Program (“CHIP”), Medicaid expansion programs and Medicare Advantage. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and the government agencies with whom we contract because of our focus solely on recipients of publicly sponsored healthcare, our medical management programs and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to healthcare benefits pursuant to agreements with applicable state and Federal government agencies. We combine medical, social and behavioral health services to help our members obtain quality healthcare in an efficient manner. Our success in establishing and maintaining strong relationships with government agencies, providers and members has enabled us to obtain new contracts and to establish and maintain a leading market position in many of the markets we serve. We continue to believe that managed healthcare remains the only proven mechanism that improves health outcomes for our members while helping our government customers manage the fiscal viability of their healthcare programs.

Summary highlights for the periods ended June 30, 2009 include:

•	Membership of approximately 1,723,000 as of June 30, 2009. Risk membership increased 10.0%, or approximately 156,000 members, from June 30, 2008 to June 30, 2009;

•	Total revenues of $1.3 billion for the second quarter of 2009, a 15.6% increase over the second quarter of 2008;

•	Health benefits ratio (“HBR”) of 85.9% of premium revenues for the second quarter of 2009 compared to 83.0% in the second quarter of 2008;

•	Selling, general and administrative expense (“SG&A”) ratio of 7.5% of total revenues for the second quarter of 2009 compared to 10.1% in the second quarter of 2008;

•	We recorded a one-time tax benefit of $22.4 million, or $0.43 per diluted share, pursuant to an agreement reached in principle with the IRS during the three months ended June 30, 2009, related to the tax treatment of the previously recorded litigation settlement;

•	Cash flow from operations was $34.0 million for the six months ended June 30, 2009;

•	Unregulated cash and investments of $253.8 million as of June 30, 2009;

•	We repaid approximately $26.2 million of our outstanding term loan during the three months ended June 30, 2009; our debt to total capital ratio decreased to 20.8%; and

•	We repurchased approximately 745,000 shares of common stock for $22.2 million during the second quarter of 2009.

Revenue Growth

During the three months ended June 30, 2009, our premium revenue was $1.3 billion, an increase of $186.5 million, or 17.0%, over the three months ended June 30, 2008. The increase was primarily due to membership increases in new and existing markets and products, particularly from the commencement of New Mexico’s Coordination of Long-Term Services (“CoLTS”) program in August 2008 and entry into Nevada in February 2009. Additionally, membership increases in our existing markets were driven by a surge in Medicaid eligibility, which we believe was driven by high unemployment and general adverse economic conditions. We expect membership increases to continue for at least the remainder of 2009.

Investment income and other decreased by $11.9 million to $6.5 million for the three months ended June 30, 2009 from the three months ended June 30, 2008. The decrease in investment income and other was primarily due to decreased rates of return on our fixed income securities due to current market interest rates. Additionally, included in other revenue for the three months ended June 30, 2008 is the Administrative Services Only (“ASO”) revenue of $5.7 million from the West Tennessee contract which terminated on October 31, 2008.

Our investment portfolio is comprised of fixed income securities and cash and cash equivalents, which generated investment income totaling $6.1 million for the three months ended June 30, 2009 compared to $12.5 million for the three months ended June 30, 2008. We anticipate that our effective yield will remain at or below the current rate as of June 30, 2009 for the foreseeable future, which will result in similar or reduced returns on our investment portfolio in future periods. The performance of our portfolio is interest rate driven, and consequently, changes in interest rates affect our returns on, and the market value of, our portfolio. This factor, or any further disruptions in the credit markets, could materially adversely affect our results of operations or liquidity in future periods.

Operating Costs

Health benefits expenses

Expenses relating to health benefits for the three months ended June 30, 2009 increased $191.7 million, or 21.0%, to $1.1 billion from $911.5 million for the three months ended June 30, 2008. Our HBR was 85.9% for the three months ended June 30, 2009 compared to 83.0% in the same period of the prior year. The increase in health benefits expenses for the three months ended June 30, 2009 from that for the three months ended June 30, 2008, resulted primarily from increased outpatient costs experienced across the majority of our markets and membership base. We believe these increased outpatient costs are related to increased utilization and intensity of services. The primary drivers of the increase in outpatient costs were emergency room services, ambulatory surgery and physician services. Health benefits increased commensurate with the significant increase in membership and was also negatively impacted by higher utilization of services stemming from pent-up demand during the initial periods of member eligibility by these new members, consistent with historical patterns. We believe that outpatient costs will remain elevated for at least the remainder of 2009. These factors driving increases in health benefits expenses exceeded growth in premium revenues, thereby negatively impacting HBR for the three months ended June 30, 2009.

Selling, general and administrative expenses

SG&A was 7.5% of total revenues for the three months ended June 30, 2009 compared to 10.1% for the three months ended June 30, 2008. Total SG&A decreased $16.9 million, or 14.9%, to $96.3 million for the three months ended June 30, 2009 from the three months ended June 30, 2008. Included in SG&A for the three months ended June 30, 2008 was an $8.8 million charge for goodwill impairment and exit costs related to the termination of our contracts in West Tennessee and the District of Columbia. Additionally, for the three months ended June 30, 2009, salary and benefits expenses decreased as a result of a decrease in variable compensation accruals related to our projected operating results for the year and a decrease in the number of associates compared to the same period in 2008. Our SG&A ratio also decreased in the current period as a result of leverage gained through an increase in premium revenue due to commencement of the CoLTS program in New Mexico in August 2008, entry into Nevada in February 2009 and increased membership in the majority of our other markets served as of June 30, 2009.

Significant Income Tax Uncertainties

In June 2009, we reached an agreement in principle with the IRS on a pre-filing agreement regarding the tax treatment of the qui tam litigation settlement recorded in the three and six months ended June 30, 2008. This agreement resulted in a tax benefit of approximately $22.4 million for the three and six months ended June 30, 2009, or $0.43 per diluted share. A pre-filing agreement program permits taxpayers to resolve tax issues in advance of filing their corporate income tax returns. We do not anticipate that there will be any further material changes to the tax benefit associated with this litigation settlement in future periods.

Market Updates

Tennessee

The State of Tennessee received approval from the Centers for Medicare and Medicaid Services to expand its Medicaid managed care program to long-term care recipients. The expansion program will be offered through amendments to existing Medicaid managed care contracts and is anticipated to commence in late 2009 or early

2010. We can make no assurance that we will enter into an amendment to our Tennessee contract to expand into long-term care or that such amendment will be favorable to our results of operations, financial position or cash flows in future periods.

South Carolina

On March 1, 2009, our South Carolina subsidiary, AMERIGROUP Community Care of South Carolina, Inc., sold its rights to serve Medicaid members pursuant to the contract with the State of South Carolina for $5.8 million, or $3.5 million, net of the related tax effect, and recorded a gain, which is included in investment income and other revenues in the accompanying Condensed Consolidated Statements of Operations, for the six months ended June 30, 2009. We have certain claims run-out and transition obligations that will continue into 2010. Additional costs recorded and to be recorded to discontinue operations in South Carolina are not expected to be material.

Nevada

On February 1, 2009, our Nevada subsidiary, AMERIGROUP Nevada, Inc., began serving Temporary Assistance to Needy Families (“TANF”) and CHIP members under a contract to provide Medicaid managed care services through June 30, 2011. We are one of two organizations that provide managed care services to approximately 100,000 members across the urban service areas of Washoe and Clark counties. As of June 30, 2009, we served approximately 53,000 members in Nevada.

New Mexico

On August 1, 2008, our New Mexico subsidiary, AMERIGROUP New Mexico, Inc., began serving individuals in New Mexico’s CoLTS program in six counties in the Metro/Central region. In November 2008, the second phase of membership expanded coverage to include the Southwest region. In January 2009, the third phase expanded coverage to include the Northwest region and in April 2009 the final phase of the statewide rollout was completed to include the Southeast and Northeast regions. We are one of two organizations that provide coverage to New Mexico’s approximately 38,000 CoLTS members. As of June 30, 2009, we served approximately 20,000 members in New Mexico.

We can make no assurance that our entry into the Nevada and New Mexico markets will be favorable to our results of operations, financial position or cash flows in future periods.

Reclassifications

To improve presentation and comparability, we have made certain reclassifications to our statement of operations format. Amounts previously reported in our Condensed Consolidated Statements of Operations have been reclassified to conform to the current-year presentation.

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

We believe this new presentation will be more useful to the users of our Condensed Consolidated Statements of Operations as the remaining selling, general and administrative expenses are more reflective of core operating expenses. The reclassifications do not affect net income for the three and six months ended June 30, 2008.

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Premium revenue	99.5%	98.3%	99.3%	98.1%
Investment income and other	0.5	1.7	0.7	1.9

Total revenue	100.0%	100.0%	100.0%	100.0%

Health benefits(1)	85.9%	83.0%	84.8%	83.2%
Selling, general and administrative expenses	7.5%	10.1%	8.2%	10.0%
Income (loss) before income taxes	3.4%	(16.0)%	4.1%	(5.7)%
Net income (loss)	3.8%	(14.7)%	3.4%	(6.0)%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Summarized comparative financial information for the three and six months ended June 30, 2009 and June 30, 2008 are as follows (Dollars in millions, except per share data. Totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal.):

					Three Months	Six Months
	Three Months		Six Months		Ended	Ended
	Ended		Ended		June 30,	June 30,
	June 30,		June 30,		% Change	% Change
	2009	2008	2009	2008	2009-2008	2009-2008

Revenues:
Premium	$1,284.9	$1,098.4	$2,502.3	$2,148.4	17.0%	16.5%
Investment income and other	6.5	18.5	18.9	41.1	(64.7)%	(54.1)%

Total revenues	1,291.4	1,116.8	2,521.2	2,189.4	15.6%	15.2%
Expenses:
Health benefits	1,103.2	911.5	2,122.5	1,786.4	21.0%	18.8%
Selling, general and administrative	96.3	113.1	206.7	219.9	(14.9)%	(6.0)%
Premium tax	34.6	22.1	62.7	44.1	56.5%	42.1%
Litigation settlement	—	234.2	—	234.2	*	*
Depreciation and amortization	9.7	8.9	18.0	17.6	9.1%	2.0%
Interest	4.2	5.2	8.5	11.0	(19.2)%	(23.2)%

Total expenses	1,248.0	1,295.0	2,418.4	2,313.3	(3.6)%	4.5%

Income (loss) before income taxes	43.4	(178.2)	102.8	(123.9)	*	*
Income tax (benefit) expense	(6.2)	(14.2)	16.3	6.5	(56.1)%	*

Net income (loss)	$49.6	$(164.0)	$86.5	$(130.4)	*	*

Diluted net income (loss) per share	$0.94	$(3.10)	$1.63	$(2.46)	*	*

*	Not meaningful.

Revenues

Premium revenue for the three months ended June 30, 2009 increased $186.5 million, or 17.0%, over the three months ended June 30, 2008. For the six months ended June 30, 2009, premium revenue increased $354.0 million, or 16.5%, over the six months ended June 30, 2008. The increase in both periods was primarily due to the commencement of the CoLTS program in New Mexico in August 2008 and our entry into Nevada in February 2009. Additionally, our existing products and markets contributed significantly to revenue growth primarily from increases in full-risk membership driven by a surge in Medicaid eligibility, which we believe was driven by high unemployment and general adverse economic conditions. Total membership increased 0.2% to approximately 1,723,000 as of June 30, 2009 from approximately 1,720,000 as of June 30, 2008. Excluding approximately 13,000 members as of June 30, 2009 that were in our Texas ASO contract and the 166,000 members as of June 30, 2008 that were in our ASO contract in West Tennessee, which was terminated on October 31, 2008, full-risk membership increased by approximately 156,000 or 10.0% from June 30, 2008 to June 30, 2009.

Investment income and other decreased by $11.9 million for the three months ended June 30, 2009 from the three months ended June 30, 2008, and decreased $22.2 million for the six months ended June 30, 2009 from the six months ended June 30, 2008. The decrease in investment income and other was primarily due to decreased rates of return on fixed income securities due to current market interest rates. Included in other revenue for the three and six months ended June 30, 2009 is the approximate $5.8 million gain on the sale of the South Carolina contract rights. Included in other revenue for the three and six months ended June 30, 2008 is the ASO revenue from the West Tennessee contract which terminated on October 31, 2008. Revenues from this contract totaled approximately $5.7 million and $11.5 million for the three and six months ended June 30, 2008, respectively.

Membership

The following table sets forth the approximate number of members we served in each state as of June 30, 2009 and 2008. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	June 30,
	2009	2008

Texas(1)	476,000	458,000
Florida	264,000	221,000
Georgia	220,000	197,000
Tennessee(2)	195,000	353,000
Maryland	183,000	158,000
New Jersey	112,000	101,000
New York	111,000	112,000
Ohio	60,000	57,000
Nevada	53,000	—
Virginia	29,000	25,000
New Mexico(3)	20,000	—
District of Columbia(4)	—	34,000
South Carolina(5)	—	4,000

Total	1,723,000	1,720,000

(1)	Included in Texas membership in 2009 are approximately 13,000 members under an ASO contract that began June 1, 2009.

(2)	Included in Tennessee membership in 2008 are approximately 166,000 members under an ASO contract. This contract terminated October 31, 2008.

(3)	The contract in New Mexico began in January 2008 with a Medicare Advantage product. As of June 30, 2008, there were less than 1,000 members.

(4)	The contract with the District of Columbia terminated June 30, 2008.

(5)	The contract with South Carolina terminated March 1, 2009 concurrent with the sale of our rights under the contract.

As of June 30, 2009, we served approximately 1,723,000 members, reflecting an increase of approximately 3,000 members compared to June 30, 2008. The increase is primarily a result of membership growth in the majority of our markets, our entry into the Nevada market in February 2009 and the commencement of the CoLTS program in New Mexico in August 2008. These membership increases were offset by the contract terminations in West Tennessee and the District of Columbia in 2008 and the sale of our rights under the contract with South Carolina in 2009.

The following table sets forth the approximate number of our members who receive benefits under our products as of June 30, 2009 and 2008. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

	June 30,
Product	2009	2008

TANF (Medicaid)(1)(3)	1,194,000	1,219,000
CHIP(3)	257,000	243,000
Aged Blind or Disabled (Medicaid)(2)	205,000	206,000
FamilyCare (Medicaid)	54,000	44,000
Medicare Advantage	13,000	8,000

Total	1,723,000	1,720,000

(1)	Membership includes approximately 125,000 members under an ASO contract in 2008 that terminated on October 31, 2008.

(2)	Membership includes approximately 13,000 members under an ASO contract in Texas in 2009 and approximately 41,000 members under an ASO contract in Tennessee in 2008 that terminated on October 31, 2008.

(3)	Reflects a reclassification from CHIP to TANF to coincide with state classifications.

Health benefits expenses

Expenses relating to health benefits for the three months ended June 30, 2009 increased $191.7 million, or 21.0%, to $1.1 billion from $911.5 million for the three months ended June 30, 2008. Our HBR was 85.9% for the three months ended June 30, 2009 compared to 83.0% in the same period of the prior year. For the six months ended June 30, 2009, expenses related to health benefits increased $336.1 million, or 18.8%, to $2.1 billion from $1.8 billion for the six months ended June 30, 2008. For the six months ended June 30, 2009, and 2008, our HBR was 84.8% and 83.2%, respectively. The increase in health benefits expenses for the three and six months ended June 30, 2009 from that for the three and six months ended June 30, 2008, resulted primarily from increased outpatient costs experienced across the majority of our markets and membership base. We believe these increased outpatient costs are related to increased utilization and intensity of services. The primary drivers of the increase in outpatient costs were emergency room services, ambulatory surgery and physician services. Health benefits expenses increased commensurate with the significant increase in membership and was also negatively impacted by higher utilization of services stemming from pent-up demand during the initial periods of member eligibility by these new members, consistent with historical patterns. These factors driving increases in health benefits expenses exceeded growth in premium revenues, thereby negatively impacting HBR for the three and six months ended June 30, 2009.

Selling, general and administrative expenses

SG&A for the three months ended June 30, 2009 decreased $16.9 million, or 14.9%, from the three months ended June 30, 2008. For the six months ended June 30, 2009, SG&A decreased $13.2 million, or 6.0%, from the six months ended June 30, 2008. Our SG&A to total revenues ratio was 7.5% and 10.1% for the three months ended June 30, 2009 and 2008, respectively. Our SG&A to total revenues ratio was 8.2% and 10.0% for the six months ended June 30, 2009 and 2008, respectively.

These decreases are partially due to goodwill impairment and exit costs totaling $8.8 million related to the termination of our contracts in West Tennessee and the District of Columbia, recorded in the three months ended June 30, 2008. Additionally, for the three months ended June 30, 2009, salary and benefits expenses decreased as a result of a decrease in variable compensation accruals related to our projected operating results for the year and a decrease in the number of employees compared to the same period in 2008. Our SG&A ratio also decreased as a result of leverage gained through an increase in premium revenue due to commencement of the CoLTS program in New Mexico in August 2008, entry into Nevada in February 2009 and increased membership in the majority of other markets served as of June 30, 2009.

Premium tax expense

Premium taxes were $34.6 million and $22.1 million for the three months ended June 30, 2009 and June 30, 2008, respectively, and $62.7 million and $44.1 million for the six months ended June 30, 2009 and June 30, 2008, respectively. The commencement of the CoLTS program in New Mexico in August 2008 and the entry into Nevada in February 2009 account for $7.1 million and $10.5 million of the increases for the three and six months ended June 30, 2009, respectively. The remaining increases for both periods are primarily due to the retroactive adoption of premium tax in the State of New York to January 1, 2009, a premium tax rate increase in Ohio, as well as increased premium revenues in the markets where premium tax is levied. As of June 30, 2009, premium tax rates ranged from 1.8% to 5.5%, which includes other premium related surcharges as defined in certain of our markets.

Depreciation and amortization expenses

Depreciation and amortization expenses for the three months ended June 30, 2009 increased approximately $0.8 million, or 9.1%, to $9.7 million from $8.9 million for the three months ended June 30, 2008. Depreciation and amortization expenses increased approximately $0.4 million, or 2.0%, to $18.0 million from $17.6 million for the six months ended June 30, 2008.

Interest expense

Interest expense was $4.2 million and $5.2 million for the three months ended June 30, 2009 and June 30, 2008, respectively, and $8.5 million and $11.0 million for the six months ended June 30, 2009 and June 30, 2008, respectively. The decrease in interest expense in the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008 is a result of a reduction in the outstanding balance under our Credit and Guaranty Agreement (“the Credit Agreement”) as a result of scheduled and voluntary principal payments as well as fluctuating interest rates for borrowings under the Credit Agreement.

Provision for income taxes

Income tax benefit for the three months ended June 30, 2009 was $6.2 million with an effective tax rate of (14.4)% compared to a $14.2 million income tax benefit with an effective tax rate of 8.0% for the three months ended June 30, 2008. Income tax expense for the six months ended June 30, 2009 and 2008 was $16.3 million and $6.5 million, respectively, with an effective tax rate of 15.9% and (5.3)%, respectively. The effective tax rates for the three and six months ended June 30, 2009 were favorably impacted by the agreement reached in principle with the IRS on the tax deductible portion of the litigation settlement recorded in 2008. The effective tax rates for the three and six months ended June 30, 2008 are unfavorably impacted by the non-recurring litigation settlement since only part of the litigation settlement is deductible for income tax purposes.

Liquidity and capital resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flows from operations and borrowings under our Credit Agreement. As of June 30, 2009, we had cash and cash equivalents of $654.5 million, short- and long-term investments of $647.8 million, restricted investments on deposit for licensure of $98.9 million and $33.5 million of available credit under the senior secured revolving credit facility portion of our Credit Agreement. Cash, cash equivalents, and investments which are unregulated totaled $253.8 million at June 30, 2009.

Credit Agreement

Our Credit Agreement provides both a secured term loan and a senior secured revolving credit facility. As of June 30, 2009, we had $18.0 million outstanding under the term loan portion of our Credit Agreement. On July 31, 2009, we paid the remaining balance of the secured term loan leaving the senior secured revolving credit facility as the remaining available credit under the Credit Agreement. As of June 30, 2009, we had no outstanding borrowings under the senior secured revolving credit facility portion of our Credit Agreement, but have caused to be issued irrevocable letters of credit in an aggregate face amount of approximately $16.5 million. The Credit Agreement terminates on March 15, 2012.

The borrowings under the Credit Agreement accrue interest at our option at a percentage, per annum, equal to the adjusted Eurodollar rate plus 2.0% or the base rate plus 1.0%. We are required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by the Company) and at maturity of the loans, including final maturity thereof. The applicable interest rate was 2.31% at June 30, 2009.

The Credit Agreement includes customary covenants and events of default. If any event of default occurs and is continuing, the Credit Agreement may be terminated and all amounts owing there under may become immediately due and payable. The Credit Agreement also includes the following financial covenants: (i) maximum leverage ratios as of specified periods, (ii) a minimum interest coverage ratio and (iii) a minimum statutory net worth ratio. As of June 30, 2009, we were in compliance with all of our debt covenants.

Borrowings under the Credit Agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiary, PHP Holdings, Inc., including a pledge of the stock of each of our respective wholly-owned managed care subsidiaries, in each case, subject to carve-outs.

Convertible Senior Notes

As of June 30, 2009, we had outstanding $260.0 million in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (the “2.0% Convertible Senior Notes”). In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the 2.0% Convertible Senior Notes and common stock issuable upon conversion. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness, including the obligations under our Credit Agreement. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The 2.0% Convertible Senior Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

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

Universal Automatic Shelf Registration

On December 15, 2008, we filed a universal automatic shelf registration statement with the SEC which enables us to sell, in one or more public offerings, common stock, preferred stock, debt securities and other securities at prices and on terms to be determined at the time of the applicable offering. The shelf registration provides us with the flexibility to publicly offer and sell securities at times we believe market conditions make such an offering attractive. Because we are a well-known seasoned issuer, the shelf registration statement was effective upon filing. No securities have been issued under the shelf registration.

Share Repurchase Program

Under the authorization of our Board of Directors, we maintain a share repurchase program. Repurchases of our common stock may be made from time-to-time, subject to certain limitations in our Credit Agreement and certain restrictions on volume, pricing and timing. During the three months ended June 30, 2009, we repurchased 744,603 shares of our common stock at an average cost of approximately $29.79 per share and an aggregate cost of $22.2 million. During the six months ended June 30, 2009, we repurchased 1,002,424 shares of our common stock at an average cost of approximately $28.49 per share and an aggregate cost of $28.6 million. As of June 30, 2009, we had authorization to purchase up to an additional 2,834,549 shares of common stock under the repurchase program.

Cash and Investments

Cash provided by operating activities was $34.0 million for the six months ended June 30, 2009 compared to $95.8 million for the six months ended June 30, 2008. The decrease in cash flows of $61.8 million was primarily a result of a decrease in cash flows generated from working capital changes of $43.8 million. Cash used in operating activities for working capital changes was $79.5 million for the six months ended June 30, 2009 compared to $35.7 million for the six months ended June 30, 2008. The increase in cash used in operating activities for working capital changes primarily resulted from a net decrease in cash provided through changes in unearned revenues of $36.9 million due to timing of receipts from government agencies and a net decrease in cash provided through changes in premium receivables, prepaid expenses, provider receivables and other of $28.0 million due primarily to timing of premium receipts and payment of taxes offset by a net increase in cash provided by changes in claims payable of $26.3 million driven by growth of the business.

Cash used in investing activities was $86.3 million for the six months ended June 30, 2009 compared to $3.8 million for the six months ended June 30, 2008. This change results primarily from net purchases of investments during the six months ended June 30, 2009 compared to net proceeds from investments in the six months ended June 30, 2008. We currently anticipate total capital expenditures for 2009 to be between approximately $35.0 million and $40.0 million related primarily to technological infrastructure development and replacement. For the six months ended June 30, 2009, total capital expenditures were $15.9 million.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of June 30, 2009, our investment portfolio consisted primarily of fixed-income securities. The weighted-average maturity is approximately fourteen months excluding our auction rate securities which are discussed below. We utilize investment vehicles such as money market funds, certificates of deposit, municipal bonds, debt securities of government sponsored entities, corporate bonds, auction rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted-average taxable equivalent yield on consolidated investments as of June 30, 2009 was approximately 1.47%. As of June 30, 2009, we had total cash and investments of approximately $1.4 billion. Approximately 42% of our investment portfolio was invested in a diversified array of money market funds with a weighted-average credit rating of AAA. Approximately 36% of our portfolio was invested in debt obligations of government sponsored entities, U.S. Treasuries, or Federally insured corporate bonds, with a weighted-average credit rating of AAA. Approximately 10% of our portfolio was invested in investment grade corporate bonds with a weighted-average credit rating of A+ and approximately 5% of our portfolio is in long-term municipal student loan corporation auction rate securities with a weighted-average credit rating of AA. During the three months ended June 30, 2009, we expanded our available-for-sale portfolio through the purchase of certain debt securities held at a fair market value of $156.8 million as of June 30, 2009. The classification of these securities held as available-for-sale is intended to provide us with the opportunity to increase investment returns through investment in long-term fixed income securities while providing flexibility in determining whether to hold those securities to maturity.

As of June 30, 2009, $66.8 million of our investments were comprised of securities with an auction reset feature (“auction rate securities”) issued by student loan corporations which are public, non-profit entities established by various U.S. state governments. Liquidity for these auction rate securities historically was provided by an auction process which allowed holders to sell their notes and the interest rate was reset at pre-determined intervals, usually every 28 or 35 days. Since early 2008, auctions for these auction rate securities have failed and there is no assurance that auctions for these securities will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. As we cannot predict the timing of future successful auctions, if any, our auction rate securities are classified as long-term investments. The weighted-average life of our auction rate securities portfolio, based on the final maturity, is approximately 24 years. We currently have the ability to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments.

Our auction rate securities are classified as either available-for-sale or trading securities and reflected at fair value. In periods prior to 2008, due to the auction process which took place every 28-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements. However, the auction events for these securities failed during early 2008 and have not resumed. Observable and relevant market data for valuing auction rate securities is limited at this time. Due to these events, we reclassified these instruments as Level 3 during 2008. We have recorded an unrealized gain of $1.9 million and $1.6 million, for the three and six months ended June 30, 2009, respectively, to accumulated other comprehensive loss as a result of moderate recoveries in fair value for auction rate securities classified as available-for-sale. We currently believe that the net unrealized loss position that remains at June 30, 2009 is primarily due to liquidity concerns and not the creditworthiness of the underlying issuers. In addition, our holdings of auction rate securities represented less than five percent of our total cash, cash equivalent, and investment balance at June 30, 2009, which we believe allows us sufficient time for the securities to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our fair value estimates and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will re-evaluate each of these factors as market conditions change in subsequent periods.

During the third and fourth quarters of 2008, we were notified by several of the brokers from whom we purchased auction rate securities that they would be repurchasing those securities over the course of 2009 and 2010. During the fourth quarter of 2008, we entered into a forward contract with one of these brokers, at no cost to us, for auction rate securities with a fair value of $16.0 million as of June 30, 2009. This forward contract provides us with the ability to sell these auction rate securities to the broker at par within a defined timeframe, beginning June 2010. These securities are classified as trading securities because we do not intend to hold these securities until final maturity. Trading securities are carried at fair value with changes in fair value recorded in earnings. A realized gain of $0.7 million and $0.4 million, respectively, was recorded to earnings for the three and six months ended June 30, 2009, related to these trading securities. The value of the forward contract of $1.8 million was estimated using a discounted cash flow analysis taking into consideration the creditworthiness of the counterparty to the agreement. The forward contract is included in other long-term assets and the decrease in fair value of $0.3 million and $0.2 million, respectively, for the three and six months ended June 30, 2009 is recorded in earnings.

Cash used in financing activities was $56.5 million for the six months ended June 30, 2009, compared to $42.1 million for the six months ended June 30, 2008. The increase in cash used in financing activities was primarily related to an increase of $9.3 million in funds used to repurchase our common stock under our share repurchase program for the six months ended June 30, 2009.

We believe that existing cash and investment balances, cash flow from operations and available borrowing capacity under our Credit Agreement will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least the next 12 months. Our debt-to-total capital ratio at June 30, 2009 was 20.8%. The financial markets continue to experience volatility and disruption. In the event we need access to additional capital, our ability to obtain such capital may be limited and the cost of any such capital may be significantly higher than in past periods. While we have not attempted to access the credit markets recently, we believe that if credit could be obtained, the terms and costs of such credit would be significantly less favorable to us than what was obtained in our most recent financings.

Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms. This could restrict our ability to: (1) acquire new businesses or enter new markets, (2) service our existing debt, (3) make necessary capital investments, (4) maintain statutory net worth requirements in the states in which we do business and (5) make other expenditures necessary for the ongoing conduct of our business.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations (“HMOs”), one health insuring corporation (“HIC”) and one prepaid health services plan (“PHSP”). HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of June 30, 2009, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls for certain of our subsidiaries during the remainder of 2009 using unregulated cash, cash equivalents and investments. We believe that we will continue to be in compliance with these requirements at least through the end of 2009.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs and other entities bearing risk for healthcare coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from (a) requiring insurers to submit a comprehensive plan to the state insurance commissioner, to (b) requiring the state insurance commissioner to place the insurer under regulatory control. Eight of our eleven states have adopted RBC as the measure of required surplus. At June 30, 2009, our RBC ratio in each of these states exceeded the requirement thresholds at which regulatory action would be initiated. Although not all states had adopted these rules at June 30, 2009, at that date, each of our active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

Recent Accounting Standards

FSP APB 14-1

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which requires the proceeds from the issuance of convertible debt instruments that may be settled wholly or partially in cash upon conversion to be allocated between a liability component and an equity component in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. We adopted the provisions of FSP APB 14-1 on January 1, 2009, with retrospective application to prior periods. FSP APB 14-1 changed the accounting treatment for our 2.0% Convertible Senior Notes, which were issued effective March 28, 2007. To adopt FSP APB 14-1, we estimated the fair value, as of the date of issuance, of the 2.0% Convertible Senior Notes as if they were issued without the conversion options. The difference between the fair value and the principal amounts of the instruments was $50.9 million. This amount was retrospectively applied to our financial statements from the issuance date of the 2.0% Convertible Senior Notes in 2007, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the 2.0% Convertible Senior Notes resulting in a non-cash increase to interest expense in historical and future periods.

The retrospective adoption of FSP APB 14-1 resulted in a $9.3 million increase to interest expense for the year ended December 31, 2008, representing the non-cash interest cost related to the amortization of the debt discount. Additional interest expense of $5.2 million represents cash interest expense related to the contractual coupon rate incurred in the period. For the six months ended June 30, 2008, the retrospective adoption of FSP APB 14-1 resulted in a total interest expense for the 2.0% Convertible Senior Notes of $7.3 million of which $4.7 million was non-cash and $2.6 million was cash interest expense. For the six months ended June 30, 2009, total interest expense for the 2.0% Convertible Senior Notes was $7.6 million of which $5.0 million was non-cash and $2.6 million was cash interest expense. The impact, net of the related tax effects was $0.06 per diluted share for each of the six months ended June 30, 2008 and 2009, respectively (see Note 3 to the Condensed Consolidated Financial Statements).

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

As of June 30, 2009, substantially all of our investments were in high quality securities that have historically exhibited good liquidity which include U.S. Treasuries, debt securities of government sponsored entities, municipal bonds, auction rate securities, corporate bonds, certificates of deposit and money market funds.

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed maturity investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time-to-time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of June 30, 2009, an increase of 1% in interest rates on securities with maturities greater than one year would reduce the fair value of our marketable securities portfolio by approximately $9.9 million. Conversely, a reduction of 1% in interest rates on securities with maturities greater than one year would increase the fair value of our marketable securities portfolio by approximately $9.5 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. In a decreasing rate environment, these instruments may not see as significant of a fair value increase as non-callable instruments due to the expectation that the issuer will call the instrument to take advantage of lower rates. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1% change in interest rates.

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

(b) Changes in Internal Controls over Financial Reporting. During the second quarter of 2009, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 8 to the Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A.	Risk Factors

Certain risk factors may have a material adverse effect on our business, financial position and results of operations and you should carefully consider them. There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 24, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number
			Total Number of	Shares (or Units)
		Average	Shares (or Units)	that May Yet Be
	Total Number of	Price Paid	Purchased as Part of	Purchased Under
	Shares (or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs(1)	Programs(1)

April 1 — April 30, 2009	—	$—	—	3,579,152
May 1 — May 31, 2009(2)	(601,214)	30.13	(589,987)	2,989,165
June 1 — June 30, 2009	(154,616)	28.48	(154,616)	2,834,549

Total	(755,830)	$29.79	(744,603)	2,834,549

(1)	Share repurchased during the six months ended June 30, 2009 were purchased as part of the Company’s existing authorized share repurchase program.

(2)	Our 2009 Equity Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During May 2009, certain employees elected to tender 11,227 shares to the Company in payment of the exercise price for certain stock option exercises.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 7, 2009. At the meeting, Thomas E. Capps, Emerson U. Fullwood and William J. McBride were re-elected as directors. The vote with respect to each nominee is set forth below:

	Total Votes for	Total Votes Withheld
	Each Director	for Each Director

Thomas E. Capps	48,744,128	845,147
Emerson U. Fullwood	49,339,713	249,562
William J. McBride	46,883,929	2,705,346

Additional directors of the Company whose term of office continued after the meeting are James G. Carlson, Jeffrey B. Child, Kay Coles James, Uwe E. Reinhardt, Ph.D. and Richard D. Shirk.

Our stockholders ratified our appointment of KPMG LLP to serve as our independent registered public accounting firm for the 2009 fiscal year. The appointment was approved by a vote of 47,663,147 shares for, 1,916,384 shares against and 9,744 shares abstaining.

In addition, our stockholders ratified and approved our 2009 Equity Incentive Plan. The vote with respect to the plan is set forth below:

	Total Votes for	Total Votes	Total Votes
	the Plan	Against the Plan	Abstained

2009 Equity Incentive Plan	38,278,446	8,736,490	167,755

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits, which are furnished with this Quarterly Report on Form 10-Q or incorporated herein by reference, are filed as part of this Quarterly Report on Form 10-Q.

Certain of the agreements included as exhibits to this Quarterly Report on Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statement, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Quarterly Report on Form 10-Q not misleading. Additional information about us may be found elsewhere in this Quarterly Report on Form 10-Q, as well as, our Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-l (No. 333-347410)).
4.2	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).

Exhibit
Number	Description

4.3	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
14.1	AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on November 12, 2008).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 5, 2009.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 5, 2009.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 5, 2009.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ James G. Carlson
James G. Carlson
Chairman, Chief Executive
Officer and President

Date: August 5, 2009

By:	/s/ James W. Truess
James W. Truess
Chief Financial Officer and
Executive Vice President

Date: August 5, 2009

EXHIBITS

Exhibits.

The following exhibits, which are furnished with this Quarterly Report on Form 10-Q or incorporated herein by reference, are filed as part of this Quarterly Report on Form 10-Q.

Certain of the agreements included as exhibits to this Quarterly Report on Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statement, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Quarterly Report on Form 10-Q not misleading. Additional information about us may be found elsewhere in this Quarterly Report on Form 10-Q, as well as, our Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-l (No. 333-347410)).
4.2	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.3	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
14.1	AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on November 12, 2008).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 5, 2009.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 5, 2009.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 5, 2009.