Form 10-Q
period 2009-09-30
AMERIGROUP CORP
filed 2009-11-04
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of October 30, 2009, there were 51,091,830 shares outstanding of AMERIGROUP’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation And Subsidiaries

 Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$516,190	$763,272
Short-term investments	121,723	97,466
Premium receivables	87,458	86,595
Deferred income taxes	23,290	25,347
Provider and other receivables	44,889	27,468
Prepaid expenses	20,180	9,611
Other current assets	5,307	5,202

Total current assets	819,037	1,014,961
Long-term investments	684,453	476,685
Investments on deposit for licensure	105,452	94,978
Property, equipment and software, net	101,133	103,747
Other long-term assets	14,100	15,091
Goodwill and other intangible assets, net	249,878	250,205

Total assets	$1,974,053	$1,955,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$550,112	$536,107
Accounts payable	3,115	6,810
Unearned revenue	66,107	82,588
Accrued payroll and related liabilities	33,071	62,469
Accrued expenses and other	73,211	73,602
Contractual refunds payable	56,056	34,740
Current portion of long-term debt	—	506

Total current liabilities	781,672	796,822
Long-term convertible debt	232,610	225,130
Long-term debt, less current portion	—	43,826
Deferred income taxes	7,843	3,391
Other long-term liabilities	10,046	13,839

Total liabilities	1,032,171	1,083,008

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 50,613,875 and 52,673,363 at September 30, 2009 and
December 31, 2008, respectively	543	539
Additional paid-in capital	484,579	466,926
Accumulated other comprehensive income (loss)	2,227	(4,022)
Retained earnings	550,410	441,353

	1,037,759	904,796
Less treasury stock at cost (3,660,290 and 1,207,510 shares at September 30, 2009 and
December 31, 2008, respectively)	(95,877)	(32,137)

Total stockholders’ equity	941,882	872,659

Total liabilities and stockholders’ equity	$1,974,053	$1,955,667

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Premium	$1,298,969	$1,080,367	$3,801,306	$3,228,727
Investment income and other	5,315	17,624	24,179	58,696

Total revenues	1,304,284	1,097,991	3,825,485	3,287,423

Expenses:
Health benefits	1,136,391	885,774	3,258,907	2,672,166
Selling, general and administrative	82,238	112,222	288,898	332,104
Premium tax	38,336	23,906	101,077	68,051
Depreciation and amortization	8,441	8,811	26,447	26,459
Litigation settlement	—	—	—	234,205
Interest	3,929	5,082	12,399	16,107

Total expenses	1,269,335	1,035,795	3,687,728	3,349,092

Income (loss) before income taxes	34,949	62,196	137,757	(61,669)
Income tax expense	12,400	24,270	28,700	30,800

Net income (loss)	$22,549	$37,926	$109,057	$(92,469)

Net income (loss) per share:
Basic net income (loss) per share	$0.44	$0.72	$2.09	$(1.75)

Weighted-average number of common shares outstanding	51,320,346	52,694,077	52,063,012	52,914,156

Diluted net income (loss) per share	$0.43	$0.71	$2.07	$(1.75)

Weighted-average number of common shares and dilutive potential common shares outstanding	51,920,745	53,494,690	52,754,511	52,914,156

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2009
(Dollars in thousands)
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at December 31, 2008	52,673,363	$539	$466,926	$(4,022)	$441,353	1,207,510	$(32,137)	$872,659
Common stock issued upon exercise of stock options, vesting of restricted stock grants and purchases under the employee stock purchase plan	393,292	4	4,537	—	—	—	—	4,541
Compensation expense related to share-based payments	—	—	12,034	—	—	—	—	12,034
Tax benefit from exercise of stock options	—	—	1,082	—	—	—	—	1,082
Common stock redeemed for payment of employee taxes and stock option exercises	(34,428)	—	—	—	—	34,428	(912)	(912)
Common stock repurchases	(2,418,352)	—	—	—	—	2,418,352	(62,828)	(62,828)
Unrealized gain on held-to-maturity investment portfolio at time of transfer to available-for-sale, net of tax	—	—	—	3,030	—	—	—	3,030
Unrealized gain on available-for-sale securities, net of tax	—	—	—	3,219	—	—	—	3,219
Net income	—	—	—	—	109,057	—	—	109,057

Balances at September 30, 2009	50,613,875	$543	$484,579	$2,227	$550,410	3,660,290	$(95,877)	$941,882

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$109,057	$(92,469)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,447	26,459
Loss on disposal of property, equipment and software	289	442
Deferred tax expense (benefit)	2,481	(2,364)
Compensation expense related to share-based payments	12,034	7,702
Convertible debt non-cash interest expense	7,480	7,008
Impairment of goodwill	—	8,808
Gain on sale of contract rights	(5,810)	—
Other	(326)	—
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Premium receivables	(863)	10,480
Prepaid expenses, provider and other receivables and other current assets	(26,534)	27,781
Other assets	(1,146)	(942)
Claims payable	14,005	(13,131)
Accounts payable, accrued expenses, contractual refunds payable and
other current liabilities	(10,245)	5,342
Unearned revenue	(16,481)	(14,394)
Other long-term liabilities	(3,793)	(98)

Net cash provided by (used in) operating activities	106,595	(29,376)

Cash flows from investing activities:
Release of restricted investments held as collateral	—	351,318
Proceeds from sale of trading securities	850	—
Proceeds from sale of available-for-sale securities	129,629	105,677
Purchase of available-for-sale securities	(430,740)	(89,502)
Proceeds from redemption of held-to-maturity securities	273,125	437,215
Purchase of held-to-maturity securities	(194,851)	(451,058)
Purchase of property, equipment and software	(21,680)	(27,547)
Proceeds from redemption of investments on deposit for licensure	55,454	44,494
Purchase of investments on deposit for licensure	(65,355)	(49,051)
Proceeds from sale of contract rights	5,810	—

Net cash (used in) provided by investing activities	(247,758)	321,546

Cash flows from financing activities:
Repayment of borrowings under credit facility	(44,318)	(79,025)
Net (decrease) increase in bank overdrafts	(2,492)	1,553
Payment of capital lease obligations	—	(357)
Customer funds administered	(1,561)	—
Proceeds from exercise of stock options and employee stock purchases	4,198	4,590
Repurchase of common stock shares	(62,828)	(22,890)
Tax benefit related to exercise of stock options	1,082	1,201

Net cash used in financing activities	(105,919)	(94,928)

Net (decrease) increase in cash and cash equivalents	(247,082)	197,242
Cash and cash equivalents at beginning of period	763,272	487,614

Cash and cash equivalents at end of period	$516,190	$684,856

Non-cash disclosures:
Common stock redeemed for payment of employee taxes and stock option
exercises	$(912)	$(597)

Unrealized gain on held-to-maturity portfolio at time of transfer to available-for-sale, net of tax	$3,030	$—

Unrealized gain (loss) on available-for-sale securities, net of tax	$3,219	$(2,030)

Deferred tax asset related to convertible note hedge instruments	$—	$165

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1. Interim Financial Reporting

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 of AMERIGROUP Corporation and its subsidiaries (the “Company”), are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2009 and operating results for the interim periods ended September 30, 2009 and 2008. The December 31, 2008 Condensed Consolidated Balance Sheet was derived from the audited consolidated financial statements as of that date and has been adjusted to reflect the changes resulting from adoption of new guidance related to convertible debt instruments effective January 1, 2009. The Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 have also been adjusted to reflect changes resulting from the adoption of this guidance. See Note 3 below for further discussion.

The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2009. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009.

The Company has evaluated subsequent events for potential recognition and/or disclosure through November 4, 2009, the date the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were filed with the SEC.

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

The Company believes this new presentation is more useful to the users of its Condensed Consolidated Statements of Operations as the remaining selling, general and administrative expenses are more reflective of core operating expenses. These reclassifications do not affect net income for the three and nine months ended September 30, 2008.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

2. Earnings per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding plus other potentially dilutive securities. The following table sets forth the calculation of the basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic net income (loss) per share:
Net income (loss)	$22,549	$37,926	$109,057	$(92,469)

Weighted-average number of common shares outstanding	51,320,346	52,694,077	52,063,012	52,914,156

Basic net income (loss) per share	$0.44	$0.72	$2.09	$(1.75)

Diluted net income (loss) per share:
Net income (loss)	$22,549	$37,926	$109,057	$(92,469)

Weighted-average number of common shares outstanding	51,320,346	52,694,077	52,063,012	52,914,156
Dilutive effect of stock options and non-vested stock awards (as determined by applying the treasury stock method)	600,399	800,613	691,499	—

Weighted-average number of common shares and dilutive potential common shares outstanding	51,920,745	53,494,690	52,754,511	52,914,156

Diluted net income (loss) per share	$0.43	$0.71	$2.07	$(1.75)

Potential common stock equivalents representing 3,072,128 and 2,627,139 shares for the three and nine months ended September 30, 2009, respectively, and potential common stock equivalents representing 2,689,102 and 3,535,041 shares for the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted net income (loss) per share for the respective periods because to do so would have been anti-dilutive.

The shares issuable upon conversion of the Company’s 2.0% Convertible Senior Notes due May 15, 2012 (the “2.0% Convertible Senior Notes”) which were issued effective March 28, 2007 in the aggregate principal amount of $260,000 (See Note 7), were not included in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2009 and 2008 because to do so would have been anti-dilutive.

The Company’s warrants to purchase shares of its common stock sold on March 28, 2007 and April 9, 2007 were not included in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2009 and 2008 because to do so would have been anti-dilutive.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

3. Recent Accounting Standards

Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. Beginning in September 2009, all existing accounting standard documents, excluding rules and interpretive releases of the SEC considered authoritative Generally Accepted Accounting Principles (“GAAP”) for SEC registrants, were superseded and the FASB Accounting Standards Codificationtm (“ASC”) became the single source of authoritative GAAP recognized by the FASB for nongovernmental entities. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FASB accounting standard issuances are now issued as amendments to the ASC and referred to as Accounting Standards Updates. The adoption of the ASC had no impact on our financial position, results of operations or cash flows.

Fair Value

In April 2009, the FASB issued new guidance related to fair value measurements and disclosures which provides additional guidance for determining whether a market for a financial asset or liability that historically was active is no longer active and whether transactions or quoted prices may not be determinative of fair value. This new guidance also provides additional guidelines on the major categories for which equity and debt securities disclosures are to be presented and amends existing disclosure requirements to require disclosure in interim and annual financial statements of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this new guidance in the second quarter of 2009 did not impact the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued new guidance related to the recognition and presentation of other-than-temporary-impairments (“OTTI”). This new guidance expands the disclosure requirements in interim and annual financial statements for both debt and equity securities to enable users of the financial statements to understand the types of securities held, including information about investments in an unrealized loss position, the reasons that a portion of an OTTI of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total OTTI that was recognized in earnings. This new guidance requires that if an entity intends to sell, or more likely than not will be required to sell, a debt security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings. If neither of these factors applies, the portion of the OTTI representing the credit loss shall be recognized in earnings and the remaining portion of the OTTI shall be recognized in other comprehensive income. The adoption of this new guidance in the second quarter of 2009 did not impact the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued new guidance related to financial instruments which requires companies to disclose in interim financial statements the fair value of financial instruments including a discussion of changes, if any, in the method or methods and significant assumptions used to estimate the fair value of financial instruments during the period. Companies are not required to provide in interim financial statements the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The adoption of this new guidance in the second quarter of 2009 did not impact the Company’s financial position, results of operations or cash flows.

Convertible Debt Instruments

In May 2008, the FASB issued new guidance related to convertible debt instruments which requires the proceeds from the issuance of convertible debt instruments that may be settled wholly or partially in cash upon conversion to be allocated between a liability component and an equity component in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

debt is expected to be outstanding as additional non-cash interest expense. The Company’s adoption of this new guidance on January 1, 2009, with retrospective application to prior periods, changed the accounting treatment for its 2.0% Convertible Senior Notes, which were issued effective March 28, 2007 (See Note 7). To adopt the provisions of this new guidance, the fair value of the 2.0% Convertible Senior Notes was estimated, as of the date of issuance, as if they were issued without the conversion options. The difference between the fair value and the principal amounts of the 2.0% Convertible Senior Notes was $50,885. This amount was retrospectively applied to the financial statements from the issuance date of the 2.0% Convertible Senior Notes in 2007, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the 2.0% Convertible Senior Notes resulting in a non-cash increase to interest expense in historical and future periods.

The retrospective adoption of the provisions of this new guidance resulted in a $9,344 increase to interest expense for the year ended December 31, 2008, representing the non-cash interest cost related to the amortization of the debt discount. Additional interest expense of $5,200 represents cash interest expense related to the contractual coupon rate incurred in the period.

The following table reflects the amortization of the debt discount (non-cash interest) component and the contractual interest (cash interest) component for the 2.0% Convertible Senior Notes for the three and nine months ended September 30, 2009 and 2008, respectively, subsequent to the retrospective adoption of the provisions of the new guidance described above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest expense:
Non-cash interest	$2,493	$2,336	$7,480	$7,008
Cash interest	1,300	1,300	3,900	3,900

Total interest expense	$3,793	$3,636	$11,380	$10,908

The following tables reflect the Company’s previously reported amounts, along with the adjusted amounts as required by the provisions of the new guidance described above:

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	As	As	Effect of	As	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change

Condensed Consolidated Statements of Operations
Interest expense	$2,746	$5,082	$2,336	$9,099	$16,107	$7,008
Income (loss) before income taxes	64,532	62,196	(2,336)	(54,661)	(61,669)	(7,008)
Income tax expense	25,097	24,270	(827)	33,350	30,800	(2,550)
Net income (loss)	39,435	37,926	(1,509)	(88,011)	(92,469)	(4,458)
Basic net income (loss) per share	0.75	0.72	(0.03)	(1.66)	(1.75)	(0.09)
Diluted net income (loss) per share	0.74	0.71	(0.03)	(1.66)	(1.75)	(0.09)

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

	December 31, 2008
	As	As	Effect of
	Reported	Adjusted	Change

Condensed Consolidated Balance Sheet
Deferred income tax assets	$34,645	$25,347	$(9,298)
Long-term convertible debt	260,000	225,130	(34,870)
Deferred income tax liabilities	—	3,391	3,391
Additional paid-in capital	434,578	466,926	32,348
Retained earnings	451,520	441,353	(10,167)

The following table provides additional information about the 2.0% Convertible Senior Notes as required by the provisions:

	As of	As of
	September 30,	December 31,
	2009	2008

Carrying amount of the equity component	$50,885	$50,885
Principal amount of the liability component	$260,000	$260,000
Unamortized discount of the liability component	$27,390	$34,870
Net carrying amount of the liability component	$232,610	$225,130
Remaining amortization period of discount	32 months	41 months
Conversion price per share	$42.53	$42.53
Number of shares to be issued upon conversion	6,112,964	6,112,964
Effective interest rate on liability component	6.74%	6.74%

Other

In May 2009, the FASB issued new guidance related to subsequent events which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption of this guidance in the second quarter of 2009 did not impact the Company’s financial position, results of operations or cash flows.

4. Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, premium receivables, provider and other receivables, prepaid expenses, other current assets, claims payable, accounts payable, unearned revenue, accrued payroll and related liabilities, accrued expenses and other current liabilities, and contractual refunds payable: The carrying amounts approximate fair value because of the short maturity of these items.

Short-term investments, long-term investments, investments on deposit for licensure and forward contracts related to certain auction rate securities (included in other long-term assets): Fair values for these items are determined based on quoted market prices or discounted cash flow analyses.

Cash surrender value of life insurance policies (included in other long-term assets): The carrying amount approximates fair value.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Convertible Senior Notes: The estimated fair value of the Company’s 2.0% Convertible Senior Notes is determined based upon quoted market prices. As of September 30, 2009, the fair value of the borrowings under the 2.0% Convertible Notes was $233,457 compared to the face value of $260,000.

Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s assets measured at fair value on a recurring basis at September 30, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$443,772	$443,772	$—	$—
Trading securities	15,096	—	—	15,096
Auction rate securities (available-for-sale)	50,813	—	—	50,813
Available for sale securities	845,719	510,317	335,402	—
Forward contract related to auction rate securities	1,992	—	—	1,992

Total assets measured at fair value	$1,357,392	$954,089	$335,402	$67,901

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,

Beginning balance	$68,609	$73,654
Total unrealized gains included in other comprehensive income	17	1,635
Total realized gains included in earnings	125	312
Settlements	(850)	(7,700)

Balance at September 30, 2009	$67,901	$67,901

At September 30, 2009, the Company did not elect the fair value option available under current guidance for any financial assets and liabilities that were not required to be measured at fair value.

The Company has invested in auction rate securities that are classified as either available-for-sale or trading securities which are reflected at fair value and included in long-term investments in the accompanying Condensed Consolidated Balance Sheets. The auction rate securities held by the Company at September 30, 2009, totaling $65,909, were securities issued by student loan corporations which are public, non-profit entities established by various U.S. state governments. The majority of the student loans backing these securities fall under the Federal Family Education Loan program which is supported and guaranteed by the United States Department of Education. An unrealized gain of $17 and $1,635, for the three and nine months ended September 30, 2009, respectively, was recorded to accumulated other comprehensive income as a result of moderate recoveries in fair value for auction rate securities classified as available-for-sale. These securities continue to be held at fair values that are below the

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

purchased value of the investments due primarily to the decreased liquidity of the investments and not as a result of decreases in creditworthiness of the issuers. As the Company has the intent and ability to hold these securities to maturity and as it is not likely that the Company will be required to sell these securities, the net unrealized losses are deemed temporary. Any future fluctuation in the fair value related to these securities that the Company deems to be temporary, including any additional recoveries of previous write-downs, will be recorded to accumulated other comprehensive income. If it is determined that any future valuation adjustment was other than temporary, a charge will be recorded to earnings as appropriate.

The auction events for these securities failed during early 2008 and have not resumed. Therefore, the estimated fair values of these securities have been determined utilizing a discounted cash flow analysis as of September 30, 2009. These analyses consider, among other items, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data. As the timing of future successful auctions, if any, cannot be predicted, available-for-sale auction rate securities are classified as long-term. During the third and fourth quarters of 2008, notification was received from several of the brokers through which auction rate securities were purchased that they would be repurchasing those securities over the course of 2009 and 2010. During the fourth quarter of 2008, the Company entered into a forward contract with one of the brokers, at no cost, for auction rate securities with a fair value of $15,096 as of September 30, 2009. This forward contract provides the Company with the ability to sell these auction rate securities to the broker at par within a defined timeframe, beginning June 2010. These securities are classified as trading securities because the Company does not intend to hold these securities until final maturity. Trading securities are carried at fair value with changes in fair value recorded in earnings. A realized loss of $63 and a realized gain of $334, respectively, were recorded to earnings for the three and nine months ended September 30, 2009, related to these trading securities. The value of the forward contract of $1,992 was estimated using a discounted cash flow analysis taking into consideration the creditworthiness of the counterparty to the agreement. The forward contract is included in other long-term assets and the increase in fair value of $188 and the decrease in fair value of $22, respectively, for the three and nine months ended September 30, 2009 were recorded in earnings.

5. Investments

Effective July 1, 2009, the Company began reporting all of the debt securities in its investment portfolio as available-for-sale, other than certain auction rate securities subject to a forward contract that continue to be classified as trading securities. The change resulted in the transfer to available-for-sale of $397,369 in held-to-maturity securities and $80,761 in held-to-maturity investments on deposit, with unrealized gains of $4,648 and $464, respectively, and $26,868 in held-to-maturity securities and $17,697 in held-to-maturity investments on deposit, with unrealized losses of $193 and $54, respectively. The unrealized gains and losses, net of the related tax effects, were recorded to accumulated other comprehensive income on July 1, 2009. The decision to reclassify the securities as available-for-sale is intended to provide the Company with the opportunity to improve liquidity and increase investment returns through prudent investment management while providing financial flexibility in determining whether to hold those securities to maturity.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short-term investments, at September 30, 2009, were as follows:

			Gross
		Gross	Unrealized
	Amortized	Unrealized	Holding	Fair
	Cost	Holding Gains	Losses	Value

Available-for-sale securities:
Certificates of deposit	$39,005	$—	$3	$39,002
Commercial paper	11,977	3	6	11,974
Corporate bonds	1,026	—	1	1,025
Debt securities of government sponsored entities	60,227	39	20	60,246
Municipal bonds	9,479	2	5	9,476

Total short-term investments	$121,714	$44	$35	$121,723

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale long-term investments, at September 30, 2009, were as follows:

			Gross
		Gross	Unrealized
	Amortized	Unrealized	Holding	Fair
	Cost	Holding Gains	Losses	Value

Available-for-sale securities:
Auction rate securities, maturing between one year and five years	$4,000	$—	$258	$3,742
Auction rate securities, maturing in greater than ten years	51,550	—	4,479	47,071
Corporate bonds, maturing within one year	28,369	215	—	28,584
Corporate bonds, maturing between one year and five years	143,607	1,994	20	145,581
Debt securities of government sponsored entities, maturing within one year	59,156	868	—	60,024
Debt securities of government sponsored entities, maturing between one year and five years	246,540	2,110	27	248,623
Federally insured corporate bonds — maturing between one year and five years	46,279	855	12	47,122
Municipal bonds, maturing between one year and five years	6,644	102	16	6,730
Municipal bonds, maturing between five years and ten years	26,500	831	—	27,331
Municipal bonds, maturing in greater than ten years	53,395	1,154	—	54,549

Total long-term investments	$666,040	$8,129	$4,812	$669,357

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The purchase amount, realized gains, realized losses and fair value for trading securities held at September 30, 2009 are as follows:

	Purchase	Realized	Realized	Fair
	Amount	Gains	Losses	Value

Trading securities:
Auction rate securities, maturing in greater than ten years	$17,000	$—	$1,904	$15,096

As a condition for licensure by various state governments to operate health maintenance organizations (“HMOs”), health insuring corporations (“HICs”) or prepaid health services plans (“PHSPs”), the Company is required to maintain certain funds on deposit, in specific dollar amounts based on either formulas or set amounts, with or under the control of the various departments of insurance. The Company purchases interest-bearing investments with a fair value equal to or greater than the required dollar amount. The interest that accrues on these investments is not restricted and is available for withdrawal. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for these available-for-sale investments are summarized as follows as of September 30, 2009:

			Gross
		Gross	Unrealized
	Amortized	Unrealized	Holding	Fair
	Cost	Holding Gains	Losses	Value

Cash	$343	$—	$—	$343
Certificates of deposit, maturing within one year	11,150	—	—	11,150
Debt securities of government sponsored entities, maturing within one year	938	—	—	938
Debt securities of government sponsored entities, maturing between one year and five years	44,037	402	—	44,439
Money market funds	30,473	—	—	30,473
U.S. Treasury securities, maturing within one year	9,825	18	—	9,843
U.S. Treasury securities, maturing between one year and five years	8,113	153	—	8,266

Total	$104,879	$573	$—	$105,452

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table shows the fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009:

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized			Unrealized
	Fair	Holding	Total Number	Fair	Holding	Total Number
	Value	Losses	of Securities	Value	Losses	of Securities

Auction rate securities	$—	$—	—	$50,813	$4,737	15
Certificate of deposit	2,997	3	1	—	—	—
Commercial paper	5,978	6	2	—	—	—
Corporate bonds	14,264	21	14	—	—	—
Debt securities of government sponsored entities	24,491	47	7	—	—	—
Federally insured corporate bond	4,083	12	1	—	—	—
Municipal bonds	8,940	21	5	—	—	—

Total temporarily impaired securities	$60,753	$110	30	$50,813	$4,737	15

The temporary declines in value as of September 30, 2009, are primarily due to fluctuations in short-term market interest rates and the lack of liquidity of auction rate securities. Auction rate securities that have been in an unrealized loss position for greater than 12 months have experienced losses due to the lack of liquidity for these instruments, not as a result of impairment of the underlying debt securities. Additionally, the Company has the ability and intent to hold all debt securities currently in an unrealized loss position until maturity and it is not likely the Company will be required to sell these securities; therefore, there is no indication of other than temporary impairment for these securities.

6. Market Updates

Tennessee

The State of Tennessee received approval from the Centers for Medicare and Medicaid Services to expand its Medicaid managed care program to long-term care recipients. The expansion program is offered through amendments to existing Medicaid managed care contracts and is anticipated to commence in early 2010. The amendments are subject to final rate adjustments and a finalized start date. The Company can make no assurance that it will enter into this business or that such business will be favorable to its results of operations, financial position or cash flows in future periods.

New Jersey

On October 23, 2009, AMERIGROUP Corporation and AMERIGROUP New Jersey, Inc. settled litigation with Centene Corporation (“Centene”) and its wholly-owned subsidiary, University Health Plans, Inc. (“UHP”), regarding AMERIGROUP New Jersey, Inc.’s termination of an agreement to purchase certain of UHP’s assets. Pursuant to the terms of the confidential settlement, the parties dismissed the litigation with prejudice and the asset purchase agreement was reinstated. The parties will move forward with the transaction contemplated by the asset purchase agreement, as modified in connection with the settlement, and expect the transaction, which is subject to regulatory approval and other closing conditions, to close in the first quarter of 2010. Costs associated with the transaction are not expected to be material to our results of operations, financial position or cash flows.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Ohio

On October 15, 2009, the Company’s Ohio subsidiary, AMERIGROUP Ohio, Inc., notified the State of Ohio of its intent to exit the Aged, Blind and Disabled program in the Southwest Region, effective in the first quarter of 2010 due to the inability to obtain actuarially-sound reimbursement in that product. AMERIGROUP Ohio, Inc. will continue to provide services to members in the Southwest and West Central regions for the Temporary Aid to Needy Families (“TANF”) Medicaid population. Costs to exit this program are not expected to be material to the Company’s results of operations, financial position or cash flows in future periods.

Florida

On July 31, 2009, the Company’s Florida subsidiary, AMERIGROUP Florida, Inc., notified the Florida Agency for Health Care Administration of its intent to exit Lee County, effective November 1, 2009, in which it served approximately 17,000 members as of September 30, 2009. On August 28, 2009, AMERIGROUP Florida, Inc. notified the Florida Agency for Health Care Administration of its intent to exit Broward County, effective December 1, 2009, in which it served approximately 20,000 members as of September 30, 2009. The decision to exit these counties was made due to the inability to obtain actuarially-sound rates. Costs to exit these counties are not expected to be material to the Company’s results of operations, financial position or cash flows in future periods.

South Carolina

On March 1, 2009, the Company’s South Carolina subsidiary, AMERIGROUP Community Care of South Carolina, Inc., sold its rights to serve Medicaid members pursuant to the contract with the State of South Carolina for $5,810, or $3,521, net of the related tax effect, and recorded a gain, which is included in investment income and other revenues in the accompanying Condensed Consolidated Statements of Operations, for the nine months ended September 30, 2009. Certain claims run-out and transition obligations exist that will continue into 2010. Additional costs recorded and to be recorded to discontinue operations in South Carolina are not expected to be material.

Nevada

On February 1, 2009, the Company’s Nevada subsidiary, AMERIGROUP Nevada, Inc., began serving TANF and Children’s Health Insurance Program members under a contract to provide Medicaid managed care services through June 30, 2011. AMERIGROUP Nevada, Inc. is one of two organizations that provide managed care services to approximately 100,000 members across the urban service areas of Washoe and Clark counties. As of September 30, 2009, AMERIGROUP Nevada, Inc. served approximately 56,000 members in Nevada.

New Mexico

On August 1, 2008, the Company’s New Mexico subsidiary, AMERIGROUP New Mexico, Inc., began serving individuals in New Mexico’s Coordination of Long-Term Services (“CoLTS”) program in six counties in the Metro/Central region. In November 2008, the second phase expanded coverage to include the Southwest region. In January 2009, the third phase expanded coverage to include the Northwest region and in April 2009 the final phase of the statewide rollout was completed to include the Southeast and Northeast regions. AMERIGROUP New Mexico, Inc. is one of two organizations that provide coverage to New Mexico’s approximately 38,000 CoLTS members. As of September 30, 2009, AMERIGROUP New Mexico, Inc. served approximately 20,000 members in New Mexico.

7. Long-Term Obligations

Credit Agreement

The Company maintained a Credit and Guaranty Agreement (the “Credit Agreement”) that provided both a secured term loan and a senior secured revolving credit facility. On July 31, 2009, the Company paid the remaining

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

balance of the secured term loan. Effective August 21, 2009, the Company terminated the Credit Agreement and related Pledge and Security Agreement. The Company had no outstanding borrowings under the Credit Agreement as of the effective date of termination.

Effective July 1, 2009, the Company has caused to be issued a collateralized irrevocable standby letter of credit in an aggregate principal amount of approximately $17,500 to meet certain obligations under its Medicaid contract in the state of Georgia through its Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through cash held by AMGP Georgia Managed Care Company, Inc.

Convertible Senior Notes

As of September 30, 2009, the Company had outstanding $260,000 in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012, the carrying amount of which was $232,610 (See Note 3). In May 2007, an automatic shelf registration statement was filed on Form S-3 with the SEC covering the resale of the 2.0% Convertible Senior Notes and common stock issuable upon conversion. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equally with all of its existing and future senior debt and senior to all of its subordinated debt. The 2.0% Convertible Senior Notes are effectively subordinated to all existing and future liabilities of the Company’s subsidiaries and to any existing and future secured indebtedness. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The 2.0% Convertible Senior Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

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

The convertible note hedges are expected to reduce the potential dilution upon conversion of the 2.0% Convertible Senior Notes in the event that the market value per share of the Company’s common stock, as measured under the convertible note hedges, at the time of exercise is greater than the strike price of the convertible note hedges, which corresponds to the initial conversion price of the 2.0% Convertible Senior Notes and is subject to certain customary adjustments. If, however, the market value per share of the Company’s common stock exceeds the strike price of the warrants (discussed below) when such warrants are exercised, the Company will be required to issue common stock. Both the convertible note hedges and warrants provide for net-share settlement at the time of any exercise for the amount that the market value of the common stock exceeds the applicable strike price.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

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

8. Share Repurchase Program

Under the authorization of our Board of Directors, the Company maintains a share repurchase program. On August 5, 2009, the Board authorized an increase to the Company’s on-going share repurchase program that allows the Company to repurchase up to $200,000 of shares of its common stock. The $200,000 authorization is for repurchases made from and after August 5, 2009. During the three months ended September 30, 2009, the Company repurchased 1,415,928 shares of its common stock at an average per share cost of approximately $24.21 and an aggregate cost of $34,273. During the nine months ended September 30, 2009, the Company repurchased 2,418,352 shares of its common stock at an average per share cost of approximately $25.98 and an aggregate cost of $62,828. As of September 30, 2009, the Company had authorization to purchase up to an additional $169,770 of common stock under the repurchase program.

9. Contingencies

Legal Proceedings

Purchase Agreement Litigation

On November 19, 2008, AMERIGROUP New Jersey, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Centene and its wholly-owned subsidiary UHP, whereby AMERIGROUP New Jersey, Inc. would purchase certain assets of UHP related to its New Jersey Medicaid business. In December 2008, AMERIGROUP New Jersey, Inc. notified Centene and UHP that it was terminating the Purchase Agreement pursuant to the terms thereof.

On January 8, 2009, in response to the termination of the Purchase Agreement, Centene and UHP filed a civil action complaint (the “Complaint”) against AMERIGROUP New Jersey, Inc. and AMERIGROUP Corporation asserting claims for breach of contract and tortious interference with contractual relations. On April 20, 2009, AMERIGROUP New Jersey, Inc. filed a counterclaim (the “Counterclaim”) against Centene and UHP asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, misrepresentation/equitable fraud, legal fraud and negligent misrepresentation. The case was styled Centene Corporation and University Health Plans, Inc. v. AMERIGROUP New Jersey, Inc. and AMERIGROUP Corporation in the Superior Court of New Jersey, Chancery Division, Middlesex County, Docket No.: MID-C-76-09.

On October 23, 2009, AMERIGROUP Corporation and AMERIGROUP New Jersey, Inc. entered into a confidential Settlement Agreement and Release with Centene and UHP settling and releasing all claims related to the Complaint and the Counterclaim (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the parties dismissed the Complaint and the Counterclaim with prejudice and the Purchase Agreement was reinstated. The parties to the Purchase Agreement will move forward with the transaction contemplated thereby, as modified in connection with the Settlement Agreement, and expect the transaction, which is subject to regulatory approval and other closing conditions, to close in the first quarter of 2010. Costs associated with the transaction are not expected to be material to our results of operations, financial position or cash flows.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Risk Sharing Receivable

AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement in the Fort Worth service area with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”), which includes Cook Children’s Medical Center, that expired by its own terms as of August 31, 2005. Under this risk-sharing arrangement the parties performed annual reconciliations and settlements of the risk pool for each contract year. The contract with CCHCN prescribes reconciliation procedures all of which have been completed. The parties participated in voluntary non-binding mediation but were unable to resolve this matter. Following the conclusion of the mediation, on August 27, 2008, AMERIGROUP Texas, Inc. filed suit against CCHCN and CCPN in the District Court for the 153rd Judicial District in Tarrant County, Texas, case no. 153-232258-08. The amended petition asserts a breach of contract claim and seeks compensatory damages in the amount of $11,300 plus pre- and post-judgment interest, attorney’s fees and costs. CCHCN and CCPN have filed an amended counterclaim against AMERIGROUP Texas, Inc. alleging breach of contract and seeking an amount to be determined at trial plus pre- and post-judgment interest and attorney’s fees and costs. A trial is set for January 11, 2010 and the parties are currently engaged in discovery.

The accompanying Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 include a receivable balance recorded and outstanding prior to the commencement of litigation. The Company believes that the amount at issue is a valid receivable and that it has a favorable legal position with respect to the above described litigation. However, the Company may incur significant costs in its efforts to reach a final resolution of this matter. Further, in the event that the Company is unable to resolve this matter in a favorable manner or obtain an outcome at trial resulting in payment in full to the Company, its results of operations may be adversely affected.

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

10. Significant Income Tax Uncertainties

In September 2009, the Company entered into a pre-filing agreement with the IRS regarding the tax treatment of the qui tam litigation settlement recorded in the nine months ended September 30, 2008. This agreement formalized the agreement in principle reached with the IRS in June 2009. The $22,400 tax benefit associated with this agreement was recognized in the second quarter of 2009. Accordingly, the execution of the agreement in September did not have any impact on the Company’s financials for the third quarter ended September 30, 2009. The pre-filing agreement program permits taxpayers to resolve tax issues in advance of filing their corporate income tax returns. The Company does not anticipate that there will be any further material changes to the tax benefit associated with this litigation settlement in future periods.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

11. Comprehensive Earnings

Differences between net income (loss) and total comprehensive income (loss) resulted from net unrealized gains (losses) on the investment portfolio as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$22,549	$37,926	$109,057	$(92,469)
Unrealized gain on held-to-maturity investment portfolio at time of transfer to available-for-sale, net of tax	3,030	—	3,030	—
Unrealized gain (loss) on available-for-sale securities, net of tax	2,923	824	3,219	(2,030)

Total change	5,953	824	6,249	(2,030)

Comprehensive income (loss)	$28,502	$38,750	$115,306	$(94,499)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q, and other information we provide from time-to-time, contains certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, membership, results of operations or cash flows, our continued performance improvements, our ability to service our debt obligations and refinance our debt obligations, our ability to finance growth opportunities, our ability to respond to changes in government regulations and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans” and other similar expressions are forward-looking statements.

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

Summary highlights for the periods ended September 30, 2009 include:

•	Membership of approximately 1,778,000 as of September 30, 2009. Risk membership increased 13.9%, or approximately 216,000 members, from September 30, 2008 to September 30, 2009;

•	Total revenues of $1.3 billion for the third quarter of 2009, an 18.8% increase over the third quarter of 2008;

•	Health benefits ratio (“HBR”) of 87.5% of premium revenues for the third quarter of 2009 compared to 82.0% in the third quarter of 2008;

•	Selling, general and administrative expense (“SG&A”) ratio of 6.3% of total revenues for the third quarter of 2009 compared to 10.2% in the third quarter of 2008;

•	Cash flow from operations was $106.6 million for the nine months ended September 30, 2009;

•	Unregulated cash and investments of $277.2 million as of September 30, 2009;

•	We repaid the remaining $18.0 million of outstanding debt under our Credit and Guaranty Agreement (“the Credit Agreement”) during the three months ended September 30, 2009, decreasing our debt to total capital ratio to 19.8%;

•	We repurchased approximately 1,416,000 shares of common stock for $34.3 million during the third quarter of 2009.

Our financial results for the three and nine months ended September 30, 2009 have been significantly impacted by several factors, including increased membership and elevated medical costs. Membership has increased over the prior comparable periods as a result of our entry into new markets and growth in existing markets because of the growth in the Medicaid eligible populations due to, we believe, the increase in unemployment as a result of macroeconomic conditions. While the additional membership has increased our gross premium revenue, the Company believes that the increase in membership has contributed to an increase in outpatient costs since experience indicates that the Company’s new members generally utilize more services during the first two quarters of enrollment.

Our medical costs have been elevated over the prior comparable periods in excess of our growth in premium revenues thereby increasing our health benefits ratio over such periods. The elevated costs are primarily due to increases in outpatient costs, for both new and existing members, related to both increased utilization and intensity of services in emergency room services, ambulatory surgery and physician services. More recently, outpatient costs have remained elevated as a result of what the Company believes is an early onset of a severe flu season related to the H1N1 virus. The rate of increase in health benefits expense as it compares to premium revenue has been higher than our experience in recent years. As such, it is difficult to predict at this time whether outpatient costs will remain at the current elevated levels or abate in future periods.

We are continually evaluating our operations and contracting arrangements with our providers in order to more effectively manage medical costs and we are working with the government agencies with which we contract to pursue appropriate rate increases when possible. Our ability to obtain adequate rate increases to match the increases in our medical costs is likely to be challenging in the near term because the government agencies with whom we contract continue to face potential budgetary shortfalls and there can be no assurance that we will attain adequate rate increases. If our medical costs approach a level at which we believe it is probable that expected claims and administrative expenses will exceed future premiums and investment income on existing medical insurance contracts, we would be required to record a premium deficiency reserve as a component of medical claims payable in the period such determination is made.

Our SG&A ratio decreased due both to administrative efficiencies gained through the management of costs, increased premium revenue and decreased levels of variable compensation accruals due to our financial performance.

Market Updates

Tennessee

The State of Tennessee received approval from the Centers for Medicare and Medicaid Services to expand its Medicaid managed care program to long-term care recipients. The expansion program is offered through amendments to existing Medicaid managed care contracts and is anticipated to commence in early 2010. The amendments are subject to final rate adjustments and a finalized start date. We can make no assurance that we will enter into this business or that such business will be favorable to our results of operations, financial position or cash flows in future periods.

New Jersey

On October 23, 2009, we and our subsidiary, AMERIGROUP New Jersey, Inc., settled litigation with Centene Corporation and its wholly-owned subsidiary, University Health Plans, Inc. (“UHP”), regarding AMERIGROUP New Jersey, Inc.’s termination of an agreement to purchase certain of UHP’s assets. Pursuant to the terms of the confidential settlement, the parties will dismiss the litigation with prejudice and the asset purchase agreement has been reinstated. The parties will move forward with the transactions contemplated by the asset purchase agreement, as modified in connection with the settlement, and expect the transactions, which are subject to regulatory approval and other closing conditions, to close in the first quarter of 2010. Costs associated with the transaction are not expected to be material to our results of operations, financial position or cash flows.

Ohio

On October 15, 2009, our Ohio subsidiary, AMERIGROUP Ohio, Inc., notified the State of Ohio of its intent to exit the Aged, Blind and Disabled (“ABD”) program in the Southwest Region, effective in the first quarter of 2010 due to the inability to obtain actuarially-sound reimbursement in that product. We will continue to provide services to members in the Southwest and West Central regions for the Temporary Aid to Needy Families (“TANF”) Medicaid population. Costs to exit this program are not expected to be material to our results of operations, financial position or cash flows in future periods.

Florida

On July 31, 2009, AMERIGROUP Florida, Inc. notified the Florida Agency for Health Care Administration of its intent to exit Lee County, effective November 1, 2009, in which it served approximately 17,000 members as of September 30, 2009. On August 28, 2009, AMERIGROUP Florida, Inc. notified the Florida Agency for Health Care Administration of its intent to exit Broward County, effective December 1, 2009, in which it served approximately 20,000 members as of September 30, 2009. The decision to exit these counties was made due to the inability to obtain actuarially-sound rates. Costs to exit these counties are not expected to be material to our results of operations, financial position or cash flows in future periods.

South Carolina

On March 1, 2009, our South Carolina subsidiary, AMERIGROUP Community Care of South Carolina, Inc., sold its rights to serve Medicaid members pursuant to its contract with the State of South Carolina for $5.8 million, or $3.5 million, net of the related tax effect, and recorded a gain, which is included in investment income and other revenues in the accompanying Condensed Consolidated Statements of Operations, for the nine months ended September 30, 2009. We have certain claims run-out and transition obligations that will continue into 2010. Additional costs recorded and to be recorded to discontinue operations in South Carolina are not expected to be material.

Nevada

On February 1, 2009, our Nevada subsidiary, AMERIGROUP Nevada, Inc., began serving TANF and CHIP members under a contract to provide Medicaid managed care services through June 30, 2011. We are one of two organizations that provide managed care services to approximately 100,000 members across the urban service areas of Washoe and Clark counties. As of September 30, 2009, we served approximately 56,000 members in Nevada.

New Mexico

On August 1, 2008, our New Mexico subsidiary, AMERIGROUP New Mexico, Inc., began serving individuals in New Mexico’s Coordination of Long-Term Services (“CoLTS”) program in six counties in the Metro/Central region. In November 2008, the second phase of membership expanded coverage to include the Southwest region. In January 2009, the third phase expanded coverage to include the Northwest region and in April 2009 the final phase of the statewide rollout was completed to include the Southeast and Northeast regions. We are one of two organizations that provide coverage to New Mexico’s approximately 38,000 CoLTS members. As of September 30, 2009, we served approximately 20,000 members in New Mexico.

We can make no assurance that the impacts of the changes to our markets noted above will be favorable to our results of operations, financial position or cash flows in future periods.

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

We believe this new presentation is more useful to the users of our Condensed Consolidated Statements of Operations as the remaining selling, general and administrative expenses are more reflective of core operating expenses. The reclassifications do not affect net income for the three and nine months ended September 30, 2008.

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues. We operate in one business segment with a single line of business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Premium revenue	99.6%	98.4%	99.4%	98.2%
Investment income and other	0.4	1.6	0.6	1.8

Total revenue	100.0%	100.0%	100.0%	100.0%

Health benefits(1)	87.5%	82.0%	85.7%	82.8%
Selling, general and administrative expenses	6.3%	10.2%	7.6%	10.1%
Income (loss) before income taxes	2.7%	5.7%	3.6%	(1.9)%
Net income (loss)	1.7%	3.5%	2.9%	(2.8)%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Summarized comparative financial information for the three and nine months ended September 30, 2009 and September 30, 2008 are as follows (Dollars in millions, except per share data; totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal.):

					Three Months	Nine Months
	Three Months		Nine Months		Ended	Ended
	Ended		Ended		September 30,	September 30,
	September 30,		September 30,		% Change	% Change
	2009	2008	2009	2008	2009-2008	2009-2008

Revenues:
Premium	$1,299.0	$1,080.4	$3,801.3	$3,228.7	20.2%	17.7%
Investment income and other	5.3	17.6	24.2	58.7	(69.8)%	(58.8)%

Total revenues	1,304.3	1,098.0	3,825.5	3,287.4	18.8%	16.4%
Expenses:
Health benefits	1,136.4	885.8	3,258.9	2,672.2	28.3%	22.0%
Selling, general and administrative	82.2	112.2	288.9	332.1	(26.7)%	(13.0)%
Premium tax	38.3	23.9	101.1	68.1	60.4%	48.5%
Depreciation and amortization	8.4	8.8	26.4	26.5	(4.2)%	0.0%
Litigation settlement	—	—	—	234.2	*	*
Interest	3.9	5.1	12.4	16.1	(22.7)%	(23.0)%

Total expenses	1,269.3	1,035.8	3,687.7	3,349.1	22.5%	10.1%

Income (loss) before income taxes	34.9	62.2	137.8	(61.7)	(43.8)%	*
Income tax expense	12.4	24.3	28.7	30.8	(48.9)%	(6.8)%

Net income (loss)	$22.5	$37.9	$109.1	$(92.5)	(40.5)%	*

Diluted net income (loss) per share	$0.43	$0.71	$2.07	$(1.75)	(39.4)%	*

*	Not meaningful.

Revenues

Premium revenue

Premium revenue for the three months ended September 30, 2009 increased $218.6 million, or 20.2%, to $1.3 billion from $1.1 billion for the three months ended September 30, 2008. For the nine months ended September 30, 2009, premium revenue increased $572.6 million, or 17.7%, to $3.8 billion from $3.2 billion for the nine months ended September 30, 2008. The increase in both periods was primarily due to the commencement of the CoLTS program in New Mexico in August 2008 and our entry into Nevada in February 2009. Additionally, our existing products and markets contributed significantly to revenue growth primarily from increases in full-risk membership driven by a surge in Medicaid eligibility, which we believe was driven by high unemployment and general adverse economic conditions. We expect membership increases to continue for at least the remainder of 2009.

Membership

The following table sets forth the approximate number of members we served in each state as of September 30, 2009 and 2008. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	September 30,
	2009	2008

Texas(1)	498,000	462,000
Florida	270,000	228,000
Georgia	236,000	201,000
Tennessee(2)	192,000	352,000
Maryland	188,000	161,000
New Jersey	117,000	103,000
New York	112,000	111,000
Ohio	59,000	56,000
Nevada	56,000	—
Virginia	30,000	24,000
New Mexico	20,000	7,000
South Carolina(3)	—	9,000

Total	1,778,000	1,714,000

(1)	Included in Texas membership are approximately 13,000 members under an Administrative Services Only (“ASO”) contract in 2009.

(2)	Included in Tennessee membership are approximately 165,000 members under an ASO contract in 2008. This contract terminated October 31, 2008.

(3)	The contract with South Carolina terminated March 1, 2009 concurrent with the sale of our rights under the contract.

As of September 30, 2009, we served approximately 1,778,000 members, reflecting an increase of approximately 64,000 members, or 3.7%, compared to September 30, 2008. The increase is primarily a result of membership growth in the majority of our markets, our entry into the Nevada market in February 2009 and the commencement of the CoLTS program in New Mexico in August 2008. These membership increases were offset by the ASO contract termination in West Tennessee on October 31, 2008 and the sale of our rights under the contract with South Carolina on March 1, 2009.

The following table sets forth the approximate number of our members who receive benefits under our products as of September 30, 2009 and 2008. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

Product	2009	2008

TANF (Medicaid)(1)(3)	1,245,000	1,205,000
CHIP(3)	259,000	241,000
Aged Blind or Disabled (Medicaid)(2)	202,000	218,000
FamilyCare (Medicaid)	58,000	41,000
Medicare Advantage	14,000	9,000

Total	1,778,000	1,714,000

(1)	Membership includes approximately 124,000 members under an ASO contract in 2008 that terminated on October 31, 2008.

(2)	Membership includes approximately 13,000 members under an ASO contract in Texas in 2009 and approximately 41,000 members under an ASO contract in Tennessee in 2008 that terminated on October 31, 2008.

(3)	Reflects a reclassification from CHIP to TANF to coincide with state classifications.

Investment income and other

Investment income and other decreased by $12.3 million to $5.3 million for the three months ended September 30, 2009 from $17.6 million for the three months ended September 30, 2008, and decreased $34.5 million to $24.2 million for the nine months ended September 30, 2009 from $58.7 million for the nine months ended September 30, 2008. The decrease in investment income and other was primarily due to decreased investment income from decreased rates of return on fixed income securities due to current market interest rates.

Our investment portfolio is comprised of fixed income securities and cash and cash equivalents, which generated investment income totaling $4.7 million for the three months ended September 30, 2009 compared to $11.7 million for the three months ended September 30, 2008. We anticipate that our effective yield will remain at or below the current rate as of September 30, 2009 for the foreseeable future, which will result in similar or reduced returns on our investment portfolio in future periods. The performance of our investment portfolio is interest rate driven, and consequently, changes in interest rates affect our returns on, and the market value of, our portfolio which could materially adversely affect our results of operations or liquidity in future periods.

Included in other revenue for the nine months ended September 30, 2009 is the approximate $5.8 million gain on the sale of the South Carolina contract rights. Included in other revenue for the three and nine months ended September 30, 2008 is the ASO revenue from the West Tennessee contract which terminated on October 31, 2008. Revenues from this contract totaled approximately $5.6 million and $17.1 million for the three and nine months ended September 30, 2008, respectively.

Health benefits expenses

Expenses relating to health benefits for the three months ended September 30, 2009 increased $250.6 million, or 28.3%, to $1.1 billion from $885.8 million for the three months ended September 30, 2008. Our HBR was 87.5% for the three months ended September 30, 2009 compared to 82.0% in the same period of the prior year. For the nine months ended September 30, 2009, expenses related to health benefits increased $586.7 million, or 22.0%, to $3.3 billion from $2.7 billion for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, and 2008, our HBR was 85.7% and 82.8%, respectively. The increase in health benefits expenses as it compares to premium revenue for the three and nine months ended September 30, 2009 resulted primarily from increased outpatient costs experienced across the majority of our markets and membership base. We believe these increased outpatient costs are related to increased utilization and intensity of services. The primary drivers of the increase in outpatient costs were emergency room services, ambulatory surgery and physician services. Health benefits expenses increased commensurate with the significant increase in our membership and was also negatively impacted by higher utilization of services during the initial periods of member eligibility by these new members, consistent with historical patterns. We believe that outpatient costs will remain elevated for at least the remainder of 2009. Additionally, our 2009 results reflect a significant increase in flu-related costs. We believe this increase is directly related to the onset of a more severe flu season due significantly to the H1N1 virus, which has been noted to be particularly virulent among children, pregnant women, and other high-risk populations, all of whom together represent a significant portion of our membership. The increases in health benefits expenses exceeded growth in premium revenues, thereby negatively impacting HBR for the three and nine months ended September 30, 2009.

Selling, general and administrative expenses

SG&A for the three months ended September 30, 2009 decreased $30.0 million, or 26.7%, from the three months ended September 30, 2008. For the nine months ended September 30, 2009, SG&A decreased $43.2 million, or 13.0%, from the nine months ended September 30, 2008. Our SG&A ratio was 6.3% and 10.2% for the three months ended September 30, 2009 and 2008, respectively. Our SG&A ratio was 7.6% and 10.1% for the nine months ended September 30, 2009 and 2008, respectively.

The decrease in SG&A expenses for the three and nine months ended September 30, 2009 from that for the three and nine months ended September 30, 2008, resulted primarily from reductions in salary and benefits expenses as a result of decreases in our variable compensation accruals related to our projected operating results for the year. Additionally, included in SG&A for the nine months ended September 30, 2008 was an $8.8 million charge for goodwill impairment and exit costs related to the termination of our contracts in West Tennessee and the District of Columbia. Our SG&A ratio also decreased as a result of leverage gained through an increase in premium revenue due to commencement of the CoLTS program in New Mexico in August 2008, entry into Nevada in February 2009 and increased membership in the majority of other markets served as of September 30, 2009.

Premium tax expense

Premium taxes were $38.3 million and $23.9 million for the three months ended September 30, 2009 and 2008, respectively, and $101.1 million and $68.1 million for the nine months ended September 30, 2009 and 2008, respectively. The commencement of the CoLTS program in New Mexico in August 2008, entry into Nevada in February 2009 and a premium tax rate increase in Tennessee effective July 2009 account for $10.5 million and $20.9 million of the increases for the three and nine months ended September 30, 2009, respectively. The remaining increases for both periods are primarily due to the retroactive adoption of premium tax in the State of New York to January 1, 2009, as well as increased premium revenues in the markets where premium tax is levied. As of September 30, 2009, premium tax rates ranged from 1.8% to 5.5%, which includes other premium related surcharges as defined in certain of our markets.

Depreciation and amortization expenses

Expenses relating to depreciation and amortization for the three months ended September 30, 2009 and 2008 were $8.4 million and $8.8 million, respectively. Expenses relating to depreciation and amortization for the nine months ended September 30, 2009 and 2008 were $26.4 million and $26.5 million, respectively.

Interest expense

Interest expense was $3.9 million and $5.1 million for the three months ended September 30, 2009 and 2008, respectively, and $12.4 million and $16.1 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest expense in the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008 is a result of scheduled and voluntary payments in the periods resulting in payment in full of all outstanding balances under our Credit Agreement as of July 2009 as well as fluctuating interest rates for previous borrowings under the Credit Agreement.

Provision for Income Taxes

In September 2009, we entered into a pre-filing agreement with the IRS regarding the tax treatment of the qui tam litigation settlement recorded in the nine months ended September 30, 2008. This agreement formalized the agreement in principle reached with the IRS in June 2009. The $22.4 million tax benefit associated with this agreement was recognized in the second quarter of 2009. Accordingly, the execution of the agreement in September did not have any impact on our financials for the third quarter ended September 30, 2009. The pre-filing agreement program permits taxpayers to resolve tax issues in advance of filing their corporate income tax returns. The Company does not anticipate that there will be any further material changes to the tax benefit associated with this litigation settlement in future periods.

Income tax expense for the three months ended September 30, 2009 was $12.4 million with an effective tax rate of 35.5% compared to a $24.3 million income tax expense with an effective tax rate of 39.0% for the three months ended September 30, 2008. Income tax expense for the nine months ended September 30, 2009 and 2008 was $28.7 million and $30.8 million, respectively, with an effective tax rate of 20.8% and (49.9)%, respectively. The effective tax rate for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 was favorably impacted due to a reduction in our blended state income tax rate. The effective tax rate for the nine months ended September 30, 2009 was also favorably impacted by the execution of a pre-filing agreement with the IRS in the nine months ended September 30, 2009 on the tax deductible portion of the litigation settlement recorded in 2008. The effective tax rate for the nine months ended September 30, 2008 was unfavorably impacted by the non-recurring litigation settlement since only parts of the litigation expenses are deductible for income tax purposes.

Liquidity and capital resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments and cash flows from operations. As of September 30, 2009, we had cash and cash equivalents of $516.2 million, short- and long-term investments of $806.2 million and restricted investments on deposit for licensure of $105.5 million. Cash, cash equivalents, and investments which are unregulated totaled $277.2 million at September 30, 2009.

Credit Agreement

We maintained a Credit Agreement that provided both a secured term loan and a senior secured revolving credit facility. On July 31, 2009, we paid the remaining balance of the secured term loan. Effective August 21, 2009, we terminated the Credit Agreement and related Pledge and Security Agreement. We had no outstanding borrowings under the Credit Agreement as of the effective date of termination.

Effective July 1, 2009, we have caused to be issued a collateralized irrevocable standby letter of credit in an aggregate principal amount of approximately $17.5 million to meet certain obligation under our Medicaid contract in the state of Georgia through our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through cash held by AMGP Georgia Managed Care Company, Inc.

Convertible Senior Notes

As of September 30, 2009, we had outstanding $260.0 million in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (the “2.0% Convertible Senior Notes”). In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the 2.0% Convertible Senior Notes and common stock issuable upon conversion. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The 2.0% Convertible Senior Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

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

Share Repurchase Program

Under the authorization of our Board of Directors, we maintain a share repurchase program. On August 5, 2009, the Board authorized an increase to our on-going share repurchase program that allows us to repurchase up to $200.0 million of shares of our common stock. The $200.0 million authorization is for repurchases made from and after August 5, 2009. During the three months ended September 30, 2009, we repurchased 1,415,928 shares of our common stock at an average per share cost of approximately $24.21 and an aggregate cost of $34.3 million. During the nine months ended September 30, 2009, we repurchased 2,418,352 shares of our common stock at an average per share cost of approximately $25.98 and an aggregate cost of $62.8 million. As of September 30, 2009, we had authorization to purchase up to an additional $169.8 million of common stock under the repurchase program.

Cash and Investments

Cash provided by operating activities was $106.6 million for the nine months ended September 30, 2009 compared to cash used in operating activities of $29.4 million for the nine months ended September 30, 2008. The increase in cash flows of $136.0 million was primarily due to cash flows generated by an increase in net income as a result of the prior year litigation settlement resulting in a net loss for the nine months ended September 30, 2008. This increase was offset in part by a decrease in cash flows generated by working capital changes of $56.2 million. Cash used in operating activities for working capital changes was $40.1 million for the nine months ended September 30, 2009 compared to cash provided by operating activities for working capital changes of $16.1 million for the nine months ended September 30, 2008. The decrease in cash used in operating activities for working capital changes primarily resulted from a net decrease in cash provided through changes in prepaid expenses, provider and other receivables and other current assets of $54.3 million due primarily to the timing of pharmacy rebate receipts and income tax payments. Additionally, cash used through changes in accounts payable, accrued expenses, contractual refunds payable and other current liabilities increased as a result of payments in 2009 of prior year variable compensation accruals with no comparable accrual in the current year. These changes were offset in part by cash provided by the changes in claims payable driven by growth in the business.

Cash used in investing activities was $247.8 million for the nine months ended September 30, 2009 compared to cash provided by investing activities of $321.5 million for the nine months ended September 30, 2008. This change results primarily from net purchases of investments during the nine months ended September 30, 2009 compared to net proceeds from the release of restricted investments held as collateral during the nine months ended September 30, 2008. We currently anticipate total capital expenditures for 2009 to be between approximately $29.0 million and $33.0 million related primarily to technological infrastructure development and replacement. For the nine months ended September 30, 2009, total capital expenditures were $21.7 million.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of September 30, 2009, our investment portfolio consisted primarily of fixed-income securities. The weighted-average maturity is approximately fifteen months excluding our auction rate securities which are discussed below. We utilize investment vehicles such as money market funds, commercial paper, certificates of deposit, municipal bonds, debt securities of government sponsored entities, corporate bonds, auction rate securities and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted-average taxable equivalent yield on consolidated investments as of September 30, 2009 was approximately 1.27%. As of September 30, 2009, we had total cash and investments of approximately $1.4 billion. Approximately 41% of our portfolio was invested in debt obligations of government sponsored entities, municipal bonds, U.S. Treasuries, or Federally insured corporate bonds, with a weighted-average credit rating of AAA. Approximately 30% of our investment portfolio was invested in a diversified array of money market funds with a weighted-average credit rating of AAA. Approximately 13% of our portfolio was invested in investment grade corporate bonds with a weighted-average credit rating of A. Approximately 5% of our portfolio was invested in long-term municipal student loan corporation auction rate securities with a weighted-average credit rating of AA. Approximately 2% of our portfolio was invested in commercial paper with a weighted-average credit rating of A and the remainder of our investment portfolio was held in certificates of deposits and cash. Effective July 1, 2009, we began reporting all of the debt securities in our investment portfolio as available-for-sale, other than certain auction rate securities subject to a forward contract, discussed below, that continue to be classified as trading securities. The change resulted in the transfer to available-for-sale of $397.4 million in held-to-maturity securities and $80.8 million in held-to-maturity investments-on-deposit, with unrealized gains of $4.6 million and $0.5 million, respectively and $26.9 million in held-to-maturity securities and $17.7 million in held-to-maturity investments-on-deposit, with unrealized losses of $0.2 million and $0.1 million, respectively. The unrealized gains and losses, net of the related tax effects, were recorded to accumulated other comprehensive income on July 1, 2009. The decision to reclassify the securities as available-for-sale is intended to provide us with the opportunity to improve liquidity and increase investment returns through prudent investment management while providing financial flexibility in determining whether to hold those securities to maturity.

As of September 30, 2009, $65.9 million of our investments were comprised of securities with an auction reset feature (“auction rate securities”) issued by student loan corporations which are public, non-profit entities established by various state governments. Liquidity for these auction rate securities historically was provided by an auction process which allowed holders to sell their notes and the interest rate was reset at pre-determined intervals, usually every 28 or 35 days. Since early 2008, auctions for these auction rate securities have failed and there is no assurance that auctions for these securities will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. As we cannot predict the timing of future successful auctions, if any, our auction rate securities are classified as long-term investments. The weighted-average life of our auction rate securities portfolio, based on the final maturity, is approximately 23 years. We currently have the ability to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments.

Our auction rate securities are classified as either available-for-sale or trading securities and reflected at fair value. In periods prior to 2008, due to the auction process which took place every 28-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under the current guidance related to fair value measurements. However, the auction events for these securities failed during early 2008 and have not resumed. Observable and relevant market data for valuing auction rate securities is limited at this time. Due to these events, we reclassified these instruments as Level 3 during 2008. We have recorded an insignificant unrealized gain for the three months ended September 30, 2009 and unrealized gain of $1.6 million for the nine months ended September 30, 2009, to accumulated other comprehensive income as a result of moderate recoveries in fair value for auction rate securities classified as available-for-sale. We currently believe that the net unrealized loss position that remains at September 30, 2009 is primarily due to liquidity concerns and not the creditworthiness of the underlying issuers. In addition, our holdings of auction rate securities represented less than five percent of our total cash, cash equivalent, and investment balance at September 30, 2009, which we believe allows us sufficient time for the securities to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our fair value estimates and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive income. We will re-evaluate each of these factors as market conditions change in subsequent periods.

During the third and fourth quarters of 2008, we were notified by several of the brokers from whom we purchased auction rate securities that they would be repurchasing those securities over the course of 2009 and 2010. During the fourth quarter of 2008, we entered into a forward contract with one of these brokers, at no cost to us, for auction rate securities with a fair value of $15.1 million as of September 30, 2009. This forward contract provides us with the ability to sell these auction rate securities to the broker at par within a defined timeframe, beginning June 2010. These securities are classified as trading securities because we do not intend to hold these securities until final maturity. Trading securities are carried at fair value with changes in fair value recorded in earnings. A realized loss of $0.1 million and a realized gain of $0.3 million, respectively, was recorded to earnings for the three and nine months ended September 30, 2009, related to these trading securities. The value of the forward contract of $2.0 million was estimated using a discounted cash flow analysis taking into consideration the creditworthiness of the counterparty to the agreement. The forward contract is included in other long-term assets. The insignificant change in fair value for the three and nine months ended September 30, 2009 is recorded in earnings.

Cash used in financing activities was $105.9 million for the nine months ended September 30, 2009, compared to $94.9 million for the nine months ended September 30, 2008. The increase in cash used in financing activities for the nine months ended September 30, 2009 primarily related to an increase of $39.9 million in funds used to repurchase our common stock under our share repurchase program, partially offset by a $34.7 million decrease in repayments of borrowings under our Credit Agreement, which was terminated effective August 21, 2009.

We believe that existing cash and investment balances and cash flow from operations will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least the next 12 months. Our debt-to-total capital ratio at September 30, 2009 was 19.8%. The financial markets have experienced volatility and disruption over the last year. Future volatility and disruption is possible and unpredictable. In the event we need access to additional capital, our ability to obtain such capital may be limited and the cost of any such capital may be significantly higher than in past periods depending on the market conditions and our financial position at the time we pursue additional financing.

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

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations (“HMOs”), one health insuring corporation (“HIC”) and one prepaid health services plan (“PHSP”). HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of September 30, 2009, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls due to membership growth for certain of our subsidiaries during the remainder of 2009 using unregulated cash, cash equivalents and investments. We believe that we will continue to be in compliance with these requirements at least through the end of 2009.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs and other entities bearing risk for healthcare coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from (a) requiring insurers to submit a comprehensive plan to the state insurance commissioner, to (b) requiring the state insurance commissioner to place the insurer under regulatory control. Eight of our eleven states have adopted RBC as the measure of required surplus. At September 30, 2009, our RBC ratio in each of these states exceeded the requirement thresholds at which regulatory action would be initiated. Although not all states had adopted these rules at September 30, 2009, at that date, each of our active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

Recent Accounting Standards

Convertible Debt Instruments

In May 2008, the FASB issued new guidance related to convertible debt instruments which requires the proceeds from the issuance of convertible debt instruments that may be settled wholly or partially in cash upon conversion to be allocated between a liability component and an equity component in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. We adopted this new guidance on January 1, 2009, with retrospective application to prior periods. The adoption of this new guidance resulted in a change to the accounting treatment for our 2.0% Convertible Senior Notes, which were issued effective March 28, 2007. To adopt the new guidance, we estimated the fair value, as of the date of issuance, of the 2.0% Convertible Senior Notes as if they were issued without the conversion options. The difference between the fair value and the principal amounts of the instruments was $50.9 million. This amount was retrospectively applied to our financial statements from the issuance date of the 2.0% Convertible Senior Notes in 2007, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the 2.0% Convertible Senior Notes resulting in a non-cash increase to interest expense in historical and future periods.

The retrospective adoption of the new guidance resulted in a $9.3 million increase to interest expense for the year ended December 31, 2008, representing the non-cash interest cost related to the amortization of the debt discount. Additional interest expense of $5.2 million represents cash interest expense related to the contractual coupon rate incurred in the period. For the nine months ended September 30, 2008, the retrospective adoption of the provisions resulted in a total interest expense for the 2.0% Convertible Senior Notes of $10.9 million of which $7.0 million was non-cash and $3.9 million was cash interest expense. For the nine months ended September 30, 2009, total interest expense for the 2.0% Convertible Senior Notes was $11.4 million of which $7.5 million was non-cash and $3.9 million was cash interest expense. The impact, net of the related tax effects was $0.09 per diluted share for each of the nine months ended September 30, 2008 and 2009, respectively (see Note 3 to the Condensed Consolidated Financial Statements).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our Condensed Consolidated Balance Sheets include a certain amount of assets whose fair values are subject to market risk. Due to our significant investment in fixed-maturity investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. In addition, during the last year there was extreme volatility in the financial markets. Liquidity on many financial instruments has declined, the creditworthiness of many issuers have declined, defaults have increased, along with other disruptions. While we do not believe we have experienced material adverse changes in the value of our cash equivalents and investments, further disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our results of operations, liquidity, financial position or cash flows.

As of September 30, 2009, substantially all of our investments were in high quality securities that have historically exhibited good liquidity which include money market funds, commercial paper, certificates of deposit, municipal bonds, debt securities of government sponsored entities, corporate bonds, auction rate securities, and U.S. Treasury instruments.

The fair value of the fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed maturity investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time-to-time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of September 30, 2009, an increase of 1% in interest rates on securities with maturities greater than one year would reduce the fair value of our marketable securities portfolio by approximately $9.4 million. Conversely, a reduction of 1% in interest rates on securities with maturities greater than one year would increase the fair value of our marketable securities portfolio by approximately $9.5 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1% change in interest rates.

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

(b) Changes in Internal Controls over Financial Reporting. During the third quarter of 2009, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 9 to the Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Approximate Dollar
			Total Number of	Value of Shares (or
		Average	Shares (or Units)	Units) that May Yet
	Total Number of	Price Paid	Purchased as Part of	Be Purchased
	Shares (or Units)	per Share	Publicly Announced	Under the Plans or
	Purchased	(or Unit)	Plans or Programs(1)	Programs(1)(2)(3)

July 1 — July 31, 2009(3)	(88,962)	$27.22	(88,962)	N/A
August 1 — August 31, 2009(2)	(1,231,309)	24.02	(1,231,309)	$172,041,766
September 1 — September 30, 2009	(95,657)	23.75	(95,657)	169,769,830

Total	(1,415,928)	$24.21	(1,415,928)	$169,769,830

(1)	All of the shares purchased during the third quarter of 2009 were purchased as part of the Company’s existing authorized share repurchase program.

(2)	On August 5, 2009, the Board of Directors authorized an increase to the Company’s on-going share repurchase program that allows the Company to repurchase up to $200 million of shares of its common stock. The $200 million authorization is for repurchases made from and after August 5, 2009.

(3)	Prior to the August 5, 2009 action by the Board of Directors, share repurchase authorization limits were expressed in number of shares. Since the August 5, 2009 authorization replaced all prior authorizations, disclosure of the remaining number of shares as of July 31, 2009 is no longer applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On September 11, 2009, our Tennessee subsidiary, AMERIGROUP Tennessee, Inc., renewed its contract with the State of Tennessee by entering into Amendment No. 4 to its Contract Risk Agreement with the State of Tennessee d/b/a TennCare (Contract number: FA- 07-16936-00) effective September 1, 2009 through June 30, 2010. The renewal includes the provisions of and rates for services provided under the long-term care program, CHOICES, effective March 1, 2010, as well as non-CHOICES contract changes.

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

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-l (No. 333-347410)).
4.2		Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.3		Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
*10	.1	Medical Contract between the State of Florida, Agency for Health Administration and AMERIGROUP Florida, Inc. (Contract FA913), filed herewith.

Exhibit
Number		Description

*10	.2	Amendment effective September 1, 2009, to the Health and Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal programs in the Bexar, Dallas, Harris, Nueces, Tarrant and Travis Service Delivery Areas effectively extending the contract through August 31, 2010, filed herewith.
*10	.3	Amendment No. 7 dated September 23, 2009 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2009 through June 30, 2010, filed herewith.
10.4		Amendment No. 4 to Contract Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective September 1, 2009, filed herewith.
10.5		Amendment to AMERIGROUP Corporation 2009 Equity Incentive Plan dated August 5, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2009).
10.6		Amendment No. 2 to Executive Employment Agreement dated August 4, 2009 between AMERIGROUP Corporation and James G. Carlson (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 10, 2009).
10.7		Retirement and Employment Agreement for Stanley F. Baldwin dated August 4, 2009 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 10, 2009).
14.1		AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on August 10, 2009).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 4, 2009.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 4, 2009.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 4, 2009.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ James G. Carlson
James G. Carlson
Chairman, Chief Executive
Officer and President

Date: November 4, 2009

By:	/s/ James W. Truess
James W. Truess
Chief Financial Officer and
Executive Vice President

Date: November 4, 2009

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

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-l (No. 333-347410)).
4.2		Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.3		Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
*10	.1	Medical Contract between the State of Florida, Agency for Health Administration and AMERIGROUP Florida, Inc. (Contract FA913), filed herewith.
*10	.2	Amendment effective September 1, 2009, to the Health and Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal programs in the Bexar, Dallas, Harris, Nueces, Tarrant and Travis Service Delivery Areas effectively extending the contract through August 31, 2010, filed herewith.
*10	.3	Amendment No. 7 dated September 23, 2009 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2009 through June 30, 2010, filed herewith.
10.4		Amendment No. 4 to Contract Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective September 1, 2009, filed herewith.

Exhibit
Number	Description

10.5	Amendment to AMERIGROUP Corporation 2009 Equity Incentive Plan dated August 5, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2009).
10.6	Amendment No. 2 to Executive Employment Agreement dated August 4, 2009 between AMERIGROUP Corporation and James G. Carlson (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 10, 2009).
10.7	Retirement and Employment Agreement for Stanley F. Baldwin dated August 4, 2009 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 10, 2009).
14.1	AMERIGROUP Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on August 10, 2009).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 4, 2009.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 4, 2009.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 4, 2009.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.