Form 10-K
period 2009-12-31
AMERIGROUP CORP
filed 2010-02-22
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,440,271,080.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2010

Common Stock, $.01 par value	51,089,296

Documents Incorporated by Reference

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2010 (Proxy Statement)	Part III

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	our inability to manage medical costs;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	local, state and national economic conditions, including their effect on the premium rate increase process and timing of payments;

•	the effect of government regulations and changes in regulations governing the healthcare industry;

•	changes in Medicaid and Medicare payment levels and methodologies;

•	increased use of services, increased cost of individual services, pandemics, epidemics, the introduction of new or costly treatments and technology, new mandated benefits, insured population characteristics and seasonal changes in the level of healthcare use;

•	our ability to maintain and increase membership levels;

•	our ability to enter into new markets or remain in our existing markets;

•	changes in market interest rates or any disruptions in the credit markets;

•	our ability to maintain compliance with all minimum capital requirements;

•	liabilities and other claims asserted against us;

•	demographic changes;

•	the competitive environment in which we operate;

•	the availability and terms of capital to fund acquisitions, capital improvements and maintain capitalization levels required by regulatory agencies;

•	our ability to attract and retain qualified personnel;

•	the unfavorable resolution of new or pending litigation; and

•	catastrophes, including acts of terrorism or severe weather.

Investors should also refer to Item 1A. entitled “Risk Factors” for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

PART I.

Item 1.	Business

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, Children’s Health Insurance Program (“CHIP”), Medicaid expansion programs and Medicare Advantage. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and the government agencies with whom we contract because of our focus solely on recipients of publicly sponsored healthcare, medical management programs and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to healthcare benefits pursuant to agreements with applicable state and Federal government agencies. We combine medical, social and behavioral health services to help our members obtain quality healthcare in an efficient manner. Our success in establishing and maintaining strong relationships with government agencies, healthcare providers and our members has enabled us to retain existing contracts, obtain new contracts and establish and maintain a leading market position in many of the markets we serve. We continue to believe that managed healthcare remains the only proven mechanism that improves health outcomes for our members while helping our government customers manage the fiscal viability of their healthcare programs.

We were incorporated in Delaware on December 9, 1994 as AMERICAID Community Care. Since 1994, we have expanded through developing new products, entering new markets, negotiating contracts with various state governments and through the acquisition of health plans. As of December 31, 2009, we provided an array of products to approximately 1,788,000 members in Texas, Georgia, Florida, Tennessee, Maryland, New Jersey, New York, Nevada, Ohio, Virginia and New Mexico.

Background

Publicly Sponsored Healthcare in the United States Today

Based on U.S. Census Bureau data and estimates from the Congressional Budget Office, it is estimated that in 2009 the United States had a population of approximately 307 million and approximately $2.5 trillion was spent on healthcare. Of the total population, approximately 104 million people were covered by publicly sponsored healthcare programs, with approximately 45 million people covered by the Federally funded Medicare program and approximately 59 million people covered by the joint state and Federally funded Medicaid program. In 2009, estimated Medicare spending was $507 billion and estimated Medicaid spending was $378 billion. Over half of Medicaid funding comes from the Federal government, with the remainder coming from state governments. Approximately 46 million Americans were uninsured in 2008, as of the most recent census data.

According to the Centers for Medicare and Medicaid Services (“CMS”), by 2014, Medicaid spending is anticipated to be approximately $552 billion at its current rate of growth, with an expectation that spending under the current programs will approach $1 trillion by 2022. Medicaid continues to be one of the fastest-growing and largest components of states’ budgets. Medicaid spending currently represents more than 21%, on average, of a state’s budget and is growing at an average rate of 8% per year. Medicaid spending has long surpassed other important state budget line items, including education, transportation and criminal justice. Forty-eight states have balanced budget requirements, which means expenditures cannot exceed revenues. The current macroeconomic conditions have, and are expected to continue to, put pressure on state budgets as tax and other revenues decrease while the Medicaid eligible population increases creating more need for funding. Funding from the Federal government is subject to similar budget constraints and therefore any significant decreases or increases in Federal funding of the Medicaid program directly impacts state budgets. As Medicaid consumes more and more of the states’ limited dollars, states must either increase their tax revenues or reduce their total costs. States are limited in their ability to increase their tax revenues pointing to cost reduction as the more attainable option. To reduce costs, states can either reduce funds allotted for Medicaid or spend less on other programs, such as education or transportation. As the need for these programs has not abated, state governments must find ways to control rising Medicaid costs. We believe that the most effective way to control rising Medicaid costs is through managed care.

Changing Dynamics in Medicaid

Historically, traditional Medicaid programs made payments directly to providers after delivery of care. Under this approach, recipients received care from disparate sources, as opposed to being cared for in a systematic way. As a result, care for routine needs was often accessed through emergency rooms or not at all.

The delivery of episodic healthcare under the traditional Medicaid program limited the ability of states to provide quality care, implement preventive measures and control healthcare costs. Over the past decade, in response to rising healthcare costs and in an effort to ensure quality healthcare, the Federal government has expanded the ability of state Medicaid agencies to explore, and, in some cases, mandate the use of managed care for Medicaid beneficiaries. If Medicaid managed care is not mandatory, individuals entitled to Medicaid may choose either the traditional Medicaid program or a managed care plan, if available. According to information published by CMS, managed care enrollment among Medicaid beneficiaries in 2008 increased to more than 70% of all enrollees. All the markets in which we currently operate have some form of state-mandated Medicaid managed care programs in place.

Currently, we believe that there are three continuing trends in Medicaid. First, certain states have major initiatives underway in our core business areas — reprocurement of the Temporary Assistance for Needy Families (“TANF”) populations currently in managed care, expansions of coverage, and moving existing populations into managed care for the first time.

Second, many states are moving to bring the aged, blind and disabled (“ABD”) population into managed care. This population represents approximately 25% of all Medicaid beneficiaries and approximately 68% of all costs. The majority of the ABD population is not currently covered by managed care programs and this population represents significant potential for managed care growth as states continue to explore how best to provide health benefits to this population in the most cost effective manner.

Third, both state and Federal governments are addressing Medicaid and healthcare reform in an effort to provide coverage to those who are currently uninsured. As the state and Federal governments continue to explore solutions for this population, the opportunity for growth under managed care may be significant.

During 2009, the United States Congress considered a variety of healthcare reform bills, largely focused on the uninsured. Other topics of discussion included restrictions and requirements for health insurance policies, expansion of benefits and the introduction of maximum lifetime out-of-pocket costs for beneficiaries. These proposals have been subject to extensive debate and identifying funding for any expansion of benefits through publicly-sponsored programs has proven to be a challenge. Though we cannot predict the outcome of potential legislation, if any, we anticipate the subject of healthcare reform will continue to be debated and that any changes to existing Medicaid and Medicare programs could have a significant impact on our business.

Medicaid Program

Medicaid was established by the 1965 amendments to the Social Security Act of 1935. The amendments, known collectively as the Social Security Act of 1965, created a joint Federal-state program. Medicaid policies for eligibility, services, rates and payment are complex and vary considerably among states, and the state policies may change from time-to-time.

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

Waivers are approved generally for two-year periods and can be renewed on an ongoing basis if the state applies. A 1915(b) waiver cannot negatively impact beneficiary access or quality of care and must be cost-effective. Managed care initiatives may be state-wide and required for all classes of Medicaid eligible recipients, or may be limited to service areas and classes of recipients. All jurisdictions in which we operate have some form of state-mandated Medicaid managed care programs in place. However, under the waivers pursuant to which the mandatory programs have been implemented, there must be at least two managed care plans from which Medicaid eligible recipients may choose.

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

Most states determine Medicaid eligibility thresholds by reference to other Federal financial assistance programs, including TANF and Supplementary Security Income (“SSI”).

TANF provides assistance to low-income families with children and was adopted to replace the Aid to Families with Dependent Children program, more commonly known as welfare. Under the Personal Responsibility and Work Opportunity Reconciliation Act of 1996, Medicaid benefits were provided to recipients of TANF during the duration of their enrollment, with one additional year of coverage.

SSI is a Federal income supplement program that provides assistance to ABD individuals who have little or no income. However, states can broaden eligibility criteria. The ABD population is approximately 25% of the eligible Medicaid population. For ease of reference, throughout this Form 10-K, we refer to those members who are aged, blind or disabled as ABD, as a number of states use ABD or SSI interchangeably.

CHIP, created by Federal legislation in 1997 and previously referred to as SCHIP, is a state and Federally funded program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. CHIP enables a segment of the large uninsured population in the U.S. to receive healthcare benefits. States have the option of administering CHIP as a Medicaid expansion program, or administratively through their Medicaid programs, or as a freestanding program. Current enrollment in this non-entitlement program is approximately seven million children nationwide. The President signed a bill on February 4, 2009 to reauthorize and expand the CHIP program. The expanded program is expected to cover up to an additional eleven million children by 2011 and provide an additional $32.8 billion in funding over a four and a half year period ending in 2013. The increase is paid for by a nearly 62 cent increase in the tax levied on cigarettes and allows states to expand coverage up to 300 percent of the Federal poverty level (“FPL”) and grandfathers those states that are currently above 300 percent of the FPL. For states that want to expand their CHIP programs above 300 percent of the FPL, those states will be reimbursed at the Medicaid rate for children for amounts exceeding 300 percent of the FPL. The bill also allows the states an option for legal immigrant children to be covered under CHIP. The prior law required legal immigrant children to be in the country for at least five years before becoming eligible for Federal programs. CHIP will continue to be funded at an enhanced match, with the minimum Federal amount being 65 percent.

FamilyCare is a Medicaid expansion program that has been developed in several states. For example, New Jersey’s FamilyCare program is a voluntary state and Federally funded Medicaid expansion health insurance program created to help low income uninsured families, single adults and couples without dependent children obtain affordable healthcare coverage.

Medicare Advantage

Medicare also was created by the Social Security Act of 1965 and provides healthcare coverage primarily to America’s elderly population. Unlike the Federal-state partnership of Medicaid, Medicare is solely a Federal program. Under the Medicare Modernization Act of 2003, the Federal government expanded managed care for publicly sponsored programs by allowing the establishment of Medicare Advantage plans which provide coordinated care options for Medicare beneficiaries. Medicare Advantage plans provide benefits at least comparable to those offered under the traditional fee-for-service Medicare program in exchange for a fixed monthly premium payment per member from CMS. Some Medicare Advantage plans focus on Medicare beneficiaries with special needs that fall into three subgroups: those who are institutionalized in long-term care facilities; dual eligibles (those who are eligible for both Medicare and Medicaid benefits); or individuals with chronic conditions. We began serving dual eligibles in our Texas markets in 2006 through a Medicare Advantage plan and have since expanded to other markets for both dual eligibles and traditional Medicare beneficiaries. We believe that the coordination of care offered by managing both the Medicare and Medicaid benefits brings better integration of services for members and significant cost savings with increased accountability for patient care.

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

As part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), enacted on February 12, 2009, states are receiving approximately $87 billion in assistance for their Medicaid programs through a temporary increase in the FMAP match rate. The funding became effective retroactively to October 1, 2008 and continues through December 31, 2010. In order to receive this additional FMAP increase, states may not reduce Medicaid eligibility levels below the eligibility levels that were in place on July 1, 2008. Furthermore, states cannot put into place procedures that make it more difficult to enroll than the procedures that were in place on July 1, 2008.

Under the ARRA, every state received a minimum FMAP increase of 6.2 percent. The balance of funding is based on unemployment rates in the states. For states that have experienced an unemployment increase of 1.5 percent to 2.5 percent, the FMAP increase is 5.5 percent above the base state rate. For states that have experienced an unemployment increase greater than 2.5 percent up to 3.5 percent, the FMAP increase is 8.5 percent above the base state rate. For states that have experienced an unemployment increase greater than 3.5 percent, the FMAP increase is 11.5 percent above state base rate.

Further, under the ARRA, if a state’s unemployment rate increases during the period in which the FMAP increase is in place, a state’s FMAP could potentially increase. All eleven states in which we offer healthcare services received adjustments in their FMAP rate in 2009, with some states receiving multiple adjustments as the year progressed. If a state’s unemployment rate decreases during this period however, the FMAP increase will not be reduced before July 1, 2010. Additionally, states will be held harmless from any decreases in the Federal Medicaid match rates previously scheduled to take effect. Recently, legislation has been considered as part of the many proposals under healthcare reform and unless further legislation is enacted prior to December 31, 2010, FMAP funding will revert to previous levels. Depending on the financial position of the states in which we do business at that time, this reduction could place additional pressure on already stressed state budgets.

During fiscal year 2009, the Federal government is estimated to have spent approximately $215 billion on Medicaid with a corresponding state spending of approximately $163 billion, and an additional $10 billion in Federal funds spent on CHIP programs. Key factors driving Medicaid spending include:

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

Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members. One of the primary directives of CMS in establishing the Medicare Advantage program was to make it more attractive to managed care plans to enroll members with higher intensity illnesses. To accomplish this, CMS implemented a risk adjusted payment system for Medicare health plans in 1997 pursuant to the Balanced Budget Act of 1997. This payment system was further modified pursuant to the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000. To implement the risk adjusted payment system, CMS requires that all managed care companies capture, collect, and report the diagnosis code information associated with healthcare services received by beneficiaries to CMS on a regular basis. As of 2007, CMS had fully phased in this risk adjusted payment methodology with a model that bases the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age, and eligibility status. As the Federal government continues to examine healthcare reform proposals, funding for Medicare Advantage may be impacted which could have a significant affect on the Medicare Advantage program.

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

State Insurance Holding Company Regulations

Our health plan subsidiaries are generally licensed to operate as Health Maintenance Organizations (“HMOs”), except our Ohio subsidiary which is licensed as a health insuring corporation (“HIC”), and our New York subsidiary which is licensed as a Prepaid Health Services Plan (“PHSP”). In each of the jurisdictions in which our subsidiaries operate, they are regulated by the applicable health, insurance and/or human services departments that oversee the activities of HMOs, HICs, and PHSPs that provide or arrange for the provision of services to healthcare beneficiaries.

The process for obtaining the authorization to operate as an HMO, HIC or PHSP is lengthy and complex and requires demonstration to the regulators of the adequacy of the health plan’s organizational structure, financial resources, utilization review, quality assurance programs and complaint procedures. Each of our health plan subsidiaries must comply with applicable state financial requirements with respect to net worth, deposits, and reserves, among others. Under state HMO, HIC and PHSP statutes and state insurance laws, our health plan subsidiaries are required to file periodic financial reports and other reports about operations, including inter-company transactions. These are transactions between the regulated entity and its affiliates, including persons or entities that control the regulated entity. The regulated entity and the corporations or persons that control it constitute an insurance holding company system.

We are registered under such laws as an insurance holding company system in all of the jurisdictions in which we do business. Most states, including states in which our subsidiaries are domiciled, have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer’s holding company. Where such laws and regulations apply to us and our subsidiaries, there can be no effective change in control of the Company unless the person seeking to acquire control has filed a statement containing specified information with the insurance regulators and has obtained prior approval for the proposed change from such regulators. The usual measure for a presumptive change of control pursuant to these laws is, with some variation, the acquisition of 10% or more of the voting stock of an insurance company or its parent. These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change in control of the Company, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable. Our health plans’ compliance with state insurance holding company system requirements are subject to monitoring by state departments of insurance. Each of our health plans is subject to periodic comprehensive audits by these departments.

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

Contractual and Regulatory Compliance

Medicaid

In all the states in which we operate, we must enter into a contract with the state’s Medicaid agency in order to offer managed care benefits to Medicaid eligible recipients. States generally use either a formal proposal process, reviewing many bidders, or award individual contracts to qualified applicants that apply for entry to the program. Currently Texas, Georgia, Tennessee, Nevada, Ohio and New Mexico all use competitive bidding processes, and other states have done so in the past and may do so in the future.

The contractual relationship with the state is generally for a period of one to two years and renewable on an annual or biannual basis. The contracts with the states and regulatory provisions applicable to us generally set forth in great detail the requirements for operating in the Medicaid sector including provisions relating to: eligibility; enrollment and disenrollment processes; covered services; eligible providers; subcontractors; record-keeping and record retention; periodic financial and informational reporting; quality assurance; marketing; financial standards; timeliness of claims payments; health education, wellness and prevention programs; safeguarding of member information; fraud and abuse detection and reporting; grievance procedures; and organization and administrative systems.

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

Medicare

Our health plans in Florida, Maryland, New Jersey, New Mexico, New York, Tennessee, and Texas operate Medicare Advantage plans for which they contract with CMS on a calendar year basis. These contracts renew annually, and most recently were renewed for the 2010 plan year.

CMS requires that each Medicare Advantage plan meet the regulatory requirements set forth at 42 CFR 422 and the operational requirements described in the Medicare Managed Care (“MMC”) Manual. The MMC Manual provides the detailed requirements that apply to our Medicare line of business including provisions related to: enrollment and disenrollment; marketing; benefits and beneficiary protections; quality assessment; relationships with providers; payment from CMS; premiums and cost-sharing; our contract with CMS; the effect of a change of ownership during the contract period; and beneficiary grievances, organization determinations, and appeals.

All of our Medicare Advantage plans include Medicare Part D prescription drug coverage; therefore, our health plans that operate Medicare Advantage plans also have Part D contracts with CMS. As Medicare Advantage Prescription Drug Plan contractors, we are also obligated to meet the requirements set forth in 42 CFR 423 and the Prescription Drug Benefit (“PDB”) Manual. The PDB Manual provides the detailed requirements that apply specifically to the prescription drug benefits portion of our Medicare line of business. The PDB provides detailed requirements related to: benefits and beneficiary protections; Part D drugs and formulary requirements; marketing (included in the MMC Manual); enrollment and disenrollment guidance; quality improvement and medication therapy management; fraud, waste and abuse; coordination of benefits; and Part D grievances, coverage determinations, and appeals.

In addition to the requirements outlined above, CMS requires that each Medicare Advantage plan conduct ongoing monitoring of its internal compliance with the requirements as well as oversight of any delegated vendors.

Fraud and Abuse Laws

Our operations are subject to various state and Federal healthcare laws commonly referred to as “fraud and abuse” laws. Investigating and prosecuting healthcare fraud and abuse has become a top priority for state and Federal law enforcement entities. The funding of such law enforcement efforts has increased in the past few years and these increases are expected to continue. The focus of these efforts has been directed at participants in government funded healthcare programs such as Medicaid and Medicare. These regulations, and contractual requirements applicable to participants in these programs, are complex and changing.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA establishes new enforcement mechanisms to combat fraud and abuse, including a whistleblower program. Further, HIPAA imposes civil and criminal penalties for failure to comply with the privacy and security standards set forth in the regulation.

The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), a part of the ARRA, modified certain provisions of HIPAA by, among other things, extending the privacy and security provisions to business associates, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions and increasing penalties for violations. The U.S. Department of Health and Human Services, as required by the HITECH Act, has issued interim final rules that set forth the breach notification obligations applicable to covered entities and their business associates (the “HHS Breach Notification Rule”). The various requirements of the HITECH Act and the HHS Breach Notification Rule have different compliance dates, some of which have passed and some of which will occur in the future. With respect to those requirements whose compliance dates have passed, we believe that we are in compliance with these provisions. With respect to those requirements whose compliance dates are in the future, we are reviewing our current practices and identifying those which may be impacted by upcoming regulations. It is our intention to implement these new requirements on or before the applicable compliance dates.

Violations of certain fraud and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, other Federal healthcare programs and Federally funded state health programs. These laws include the Federal False Claims Act which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the Federal government. Many states have false claim act statutes that closely resemble the Federal False Claims Act. If an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties between $5,500 and $11,000 for each separate false claim. Suits filed under the Federal False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicaid, Medicare or other state or Federal healthcare programs as a result of an investigation arising out of such action. In addition, the Deficit Reduction Action of 2005 (“DRA”) encourages states to enact state-versions of the False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators.

We are currently unaware of any pending or filed but unsealed qui tam actions against us.

In recent years, we enhanced the regulatory compliance efforts of our operations. However, with the highly technical regulatory environment and ongoing vigorous law enforcement, our compliance efforts in this area will continue to require substantial resources.

Our Approach

Unlike many managed care organizations that attempt to serve multiple populations, we currently focus on serving people who receive healthcare benefits through publicly sponsored programs. We primarily serve Medicaid populations, and the Medicare population through our Medicare Advantage product. Our success in establishing and maintaining strong relationships with governments, providers and members has enabled us to obtain new contracts and to establish a strong market position in the markets we serve. We have been able to accomplish this by operating programs that address the various needs of these constituent groups.

Government Agencies

We have been successful in bidding for contracts and implementing new products, primarily due to our ability to facilitate access to quality healthcare services as well as manage and reduce costs. Our education and outreach programs, our disease and medical management programs and our information systems benefit the individuals and communities we serve while providing the government with predictable costs. Our education and outreach programs are designed to decrease the use of emergency care services as the primary venue for access to healthcare through the provision of certain programs such as member health education seminars and system-wide, 24-hour on-call nurses. Our information systems are designed to measure and track our performance, enabling us to demonstrate the effectiveness of our programs to government agencies. While we highlight these programs and services in applying for new contracts or seeking to add new products, we believe that our ability to obtain additional contracts and expand our service areas within a state results primarily from our ability to facilitate access to quality care, while managing and reducing costs, and our customer-focused approach to working with government agencies. We believe we will also benefit from this experience when bidding for and acquiring contracts in new state markets and in future Medicare Advantage applications.

Providers

Our healthcare providers include hospitals, physicians and ancillary providers that provide covered medical and healthcare-related services to our members. In each of the communities in which we operate, we have established extensive provider networks and have been successful in continuing to establish new provider relationships. We have accomplished this by working closely with physicians to help them operate efficiently, and by providing physician and patient educational programs, disease and medical management programs and other relevant information. In addition, as our membership increases within each market, we provide our physicians with a growing base of potential patients in the markets they serve. This network of providers and relationships assists us in implementing preventive care methods, managing costs and improving access to healthcare for members. We believe that our experience working and contracting with Medicaid and Medicare providers will give us a competitive advantage in entering new markets. While we only directly market to or through our providers, to the extent expressly permitted by applicable law, they are important in helping us attract new members and retain existing members.

Nationally, approximately 65% of Medicaid spending is directed toward hospital, physician and other acute care services, and the remaining 35% is for nursing home and other long-term care. In general, inpatient and emergency room utilization tends to be higher within the unmanaged Medicaid eligible population than among the general population because of the inability to access a primary care physician (“PCP”), leading to the postponement of treatment until acute care is required. Through our health plans, we aim to improve access to PCPs and encourage preventive care and early diagnosis and treatments, reducing inpatient and emergency room usage and thereby decreasing the total cost of care.

Members

In both enrolling new members and retaining existing members, we focus on understanding the unique needs of the Medicaid, CHIP, Medicaid expansion and Medicare Advantage populations. We have developed a system that provides our members with appropriate access to care. We supplement this care with community-based education and outreach programs designed to improve the well-being of our members. These programs not only help our members control and manage their medical care, but also have been proven to decrease the incidence of emergency room care, which can be traumatic, or at a minimum, disruptive for the individual and expensive and inefficient for the healthcare system. We also help our members access prenatal care which improves outcomes for our members and is less costly than the potential consequences associated with inadequate prenatal care. As our presence in a market matures, these programs and other value-added services help us build and maintain membership levels.

Communities

We focus on the members we serve and the communities in which they live. Many of our employees, including our outreach staff, are a part of the communities we serve. We are active in our members’ communities through education and outreach programs. We often provide programs in our members’ physician offices, places of worship and community centers. Upon entering a new market, we use these programs and advertising to create brand awareness and loyalty in the community.

We believe community focus and understanding are important to attracting and retaining members. To assist in establishing our community presence in a new market, we seek to establish relationships with prestigious medical centers, children’s hospitals, Federally qualified health centers, community based organizations and advocacy groups to offer our products and programs.

Competition

Our principal competition consists of the following:

•	Traditional Fee-for-Service — Original unmanaged provider payment system whereby state governments pay providers directly for services provided to Medicaid and Medicare eligible beneficiaries.

•	Primary Care Case Management Programs — Programs established by the states through contracts with physicians to provide primary care services to Medicaid recipients, as well as provide limited oversight over other services.

•	Administrative Services Only Health Plans — Health plans that contract with the states to provide administrative services only (“ASO”) for the traditional fee-for-service Medicaid program.

•	Multi-line Commercial Health Plans — National and regional commercial managed care organizations that have Medicaid and Medicare members in addition to members in private commercial plans.

•	Medicaid Health Plans — Managed care organizations that focus solely on serving people who receive healthcare benefits through Medicaid.

•	Medicare Health Plans — Managed care organizations that focus solely on serving people who receive healthcare benefits through Medicare. These plans also may include Medicare Part D prescription coverage.

•	Medicare Prescription Drug Plans — These plans offer Medicare beneficiaries Part D prescription drug coverage only, while members of these plans receive their medical benefits from Medicare Fee-For-Service.

We will continue to face varying levels of competition as we expand in our existing service areas and enter new markets. Changes in the business climate, such as healthcare reform proposals, may cause a number of commercial managed care organizations already in our service areas to decide to enter or exit the publicly sponsored healthcare market. Some of these managed care organizations have substantially larger enrollments, greater financial and other resources and offer a broader scope of products than we do.

We compete with other managed care organizations to obtain state contracts, as well as to attract new members and retain existing members. States generally use either a formal procurement process reviewing many bidders or award individual contracts to qualified applicants that apply for entry to the program. In order to be awarded a state contract, state governments consider many factors, which include providing quality care, satisfying financial requirements, demonstrating an ability to deliver services, and establishing networks and infrastructure. People who wish to enroll in a managed healthcare plan or to change healthcare plans typically choose a plan based on the services offered, ease of access to services, a specific provider being part of the network and the availability of supplemental benefits.

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

The following table sets forth the approximate number of our members who receive benefits under our products as of December 31, 2009, 2008 and 2007. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

	December 31,
Product	2009	2008	2007

TANF (Medicaid)(1)(2)	1,255,000	1,095,000	1,217,000
CHIP(2)	259,000	253,000	231,000
ABD (Medicaid)(3)	196,000	182,000	216,000
Family Care (Medicaid)	63,000	40,000	42,000
Medicare Advantage	15,000	9,000	5,000

Total	1,788,000	1,579,000	1,711,000

(1)	Membership includes approximately 129,000 members under an ASO contract in Tennessee in 2007. This contract terminated October 31, 2008.

(2)	Reflects a reclassification in 2008 and 2007 from CHIP to TANF to coincide with state classifications and current year presentation.

(3)	Membership includes approximately 13,000 members each in 2009 and 2007 under ASO contracts in Texas; and approximately 41,000 members under an ASO contract in Tennessee in 2007 that terminated October 31, 2008. There were no ASO contracts in effect as of December 31, 2008.

Medical and Quality Management Programs

We provide specific disease and medical management programs designed to meet the special healthcare needs of our members with chronic illnesses and medical conditions, to manage excessive costs, and to improve the overall health of our members. We integrate our members’ behavioral healthcare with their physical healthcare utilizing our integrated medical management model. Members are systematically contacted and screened utilizing standardized processes. Members are stratified based on their physical, behavioral, and social needs and grouped for care management. We offer a continuum of care management including disease management, pharmacy integration, centralized telephonic case management, case management at the health plans, and field-based case management for some of our higher-risk members. These programs focus on preventing acute occurrences associated with chronic conditions by identifying at-risk members, monitoring their conditions and proactively managing their care. These disease management programs also facilitate members in the self-management of chronic disease and include asthma, chronic obstructive pulmonary disease, coronary artery disease, congestive heart failure, diabetes, depression, schizophrenia, and HIV/AIDS. These disease management programs attained National Committee for Quality Assurance (“NCQA”) reaccreditation in 2009.

Our Maternal-Child Services program provides health promotion, advocacy and care management for pregnant women and their newborns. Our Taking Care of Baby and Me® case management service has a major focus on the earliest identification of pregnant women, screening for risk factors, mentoring and advocating for evidenced based clinical practices. We work with our members and providers to improve the outcomes of pregnancy through the promotion of reproductive health, access to prenatal care, access to quality care for a healthy pregnancy and delivery as well as the post-partum period and newborn care. Case managers facilitate members with access to benefits for transportation, prenatal vitamins, smoking cessation, breastfeeding support, the 24-hour nurse call line as well as referral to community based home visitor programs. Essential to the success of the program is the predictive risk screening tool and survey process where members are stratified by risk grouping and begin engagement in the program.

We have a comprehensive quality management plan designed to improve access to cost-effective quality care. We have developed policies and procedures to ensure that the healthcare services arranged by our health plans meet the professional standards of care established by the industry and the medical community. These procedures include:

•	Analysis of healthcare utilization data — We analyze the healthcare utilization data of the PCPs in our network in order to identify PCPs who either over utilize or under utilize healthcare services. We do this by comparing their utilization patterns against benchmarks based upon the utilization data of their peers. If a PCP’s utilization rates vary significantly from the norm, either above or below, we meet with the provider to discuss and understand their utilization patterns, suggest opportunities for improvement and implement an ongoing monitoring program.

•	Medical care satisfaction studies — We evaluate the quality and appropriateness of care provided to our health plan members by reviewing healthcare utilization data and responses to member and physician questionnaires and grievances.

•	Clinical care oversight — Each of our health plans has a medical advisory committee comprised of physician representatives and chaired by the plan’s medical director. This committee approves clinical protocols and practice guidelines. Based on regular reviews, the medical directors who head these committees develop recommendations for improvements in the delivery of medical care.

•	Quality improvement plan — A quality improvement plan is implemented in each of our health plans and is governed by a quality management committee, which is either chaired or co-chaired by the medical director of the health plan. The quality management committee is comprised of senior management at our health plans, who review and evaluate the quality of our healthcare services and are responsible for the development of quality improvement plans spanning both clinical quality and customer service quality. These plans are developed from provider and membership feedback, satisfaction surveys and results of action plans. Our corporate quality improvement council oversees and meets regularly with our health plan quality management committees to help ensure that we have a coordinated, quality-focused approach relating to our members and providers.

Provider Network

We facilitate access to healthcare services for our members through mutually non-exclusive contracts with PCPs, specialists, hospitals and ancillary providers. Either prior to or concurrent with being awarded a new contract, we establish a provider network in the applicable service area. As of December 31, 2009, our provider networks included approximately 103,000 physicians, including PCPs, specialists and ancillary providers, and approximately 700 hospitals.

The PCP is a critical component in care delivery, the management of costs and the attraction and retention of members. PCPs include family and general practitioners, pediatricians, internal medicine physicians, and may include obstetricians and gynecologists. These physicians provide preventive and routine healthcare services and are responsible for making referrals to specialists, hospitals and other providers. Healthcare services provided directly by PCPs include the treatment of illnesses not requiring referrals, periodic physician examinations, routine immunizations, well-child care and other preventive healthcare services. Specialists with whom we contract provide a broad range of physician services. While referral for these specialist services is not generally required prior to care delivery, the PCP continues to be integral to the coordination of care. Our contracts with both the PCPs and specialists usually are for two-year periods and automatically renew for successive one-year periods subject to termination by either party with or without cause upon 90 to 120 days prior written notice.

Our contracts with hospitals are usually for one- to two-year periods and automatically renew for successive one-year periods. Generally, our hospital contracts may be terminated by either party with or without cause upon 90 to 120 days prior written notice. Pursuant to their contracts, each hospital is paid for all medically necessary inpatient and outpatient services and all covered emergency and medical screening services provided to members. With the exception of emergency services, most inpatient hospital services require advance approval from our medical management department. We require hospitals in our network to participate in utilization review and quality assurance programs.

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

In order to ensure the quality of our medical care providers, we credential and re-credential our providers using standards that are supported by the NCQA. As part of the credentialing review, we ensure that each provider in our network is eligible to participate in publicly sponsored healthcare programs. Additionally, we provide feedback and evaluations on quality and medical management to them in order to improve the quality of care provided, increase their support of our programs and enhance our ability to attract and retain providers.

Provider Payment Methods

We periodically review the fees paid to providers and make adjustments as necessary. Generally, the contracts with providers do not allow for automatic annual increases in reimbursement levels. Among the factors generally considered in adjustments are changes to state Medicaid or Medicare fee schedules, competitive environment, current market conditions, anticipated utilization patterns and projected medical expenses. Some provider contracts are directly tied to state Medicaid or Medicare fee schedules, in which case reimbursement levels will be adjusted up or down, generally on a prospective basis, based on adjustments made by the state or CMS to the appropriate fee schedule.

The following are the various provider payment methods in place as of December 31, 2009:

Fee-for-Service.  This is a reimbursement mechanism that pays providers based upon services performed. For the year ended December 31, 2009, approximately 97% of our expenses for direct health benefits were on a fee-for-service reimbursement basis, including fees paid to third-party vendors for ancillary services such as pharmacy, mental health, dental and vision benefits. The primary fee-for-service arrangements are on a maximum allowable fee schedule, per diem, case rates, percent of charges or any combination thereof. The following is a description of each of these mechanisms:

•	Maximum Allowable Fee Schedule — Providers are paid the lesser of billed charges or a specified fixed payment for a covered service. The maximum allowable fee schedule is developed using, among other indicators, the state fee-for-service Medicaid program fee schedule, Medicare fee schedules, medical costs trends and market conditions.

•	Per Diem and Case Rates — Hospital facility costs are typically reimbursed at negotiated per diem or case rates, which vary by level of care within the hospital setting. Lower rates are paid for lower intensity services, such as the delivery of a baby without complication, compared to higher rates for a neonatal intensive care unit stay for a baby born with severe developmental disabilities.

•	Percent of Charges — Providers are paid an agreed-upon percent of their standard charges for covered services.

We generally pay out-of-network providers based on a state-mandated out-of-network reimbursement methodology, or in states where no such rates are mandated, based on our Company standard out-of-network fee schedule. We do not rely on databases that attempt to calculate the “prevailing” or “usual customary and reasonable” charge for services rendered to our members.

Capitation.  Some of our PCPs and specialists are paid on a fixed-fee per member basis, also known as capitation. Our arrangements with ancillary providers for vision, dental, home health, laboratory and durable medical equipment may also be capitated.

Risk-sharing arrangements.  A small number of primary care arrangements also include a risk-sharing component, in which the provider takes on some financial risk for the care of the member. Under a risk-sharing arrangement, the parties conduct periodic reconciliations, generally quarterly, based on which the provider may receive a portion of the surplus, or pay a portion of the deficit, relating to the total cost of care of its assigned members. Risk-sharing arrangements may be subject to state and/or Federal regulatory requirements to ensure the financial solvency of the provider and to protect the member against reduced care for medically necessary services.

Incentive arrangements.  A small number of arrangements, mainly relating to primary care or coordinated care for members with chronic conditions, include an incentive component in which the provider may receive a financial incentive for achieving certain performance standards relating to quality of care and cost containment. Similar to risk-sharing arrangements, incentive arrangements may be subject to state and/or Federal regulatory requirements to protect the member against reduced care for medically necessary services.

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

We believe that we can also increase and retain membership through outreach and education initiatives. We have a dedicated staff that actively supports and educates prospective and existing members and community organizations. Through programs such as PowerZone, a program that address childhood obesity, and Taking Care of Baby and Me®, a prenatal program for pregnant mothers, we promote a healthy lifestyle, safety and good nutrition to our members. In several markets, we provide value-added benefits as a means to attract and retain members. These benefits may include such things as vouchers for over-the-counter medications or free memberships to the local Boys and Girls Clubs.

We have developed specific strategies for building relationships with key community organizations, which help enhance community support for our products and improve service to our members. We regularly participate in local events and festivals and organize community health fairs to promote healthy lifestyle practices. Equally as important, our employees help support community groups by serving as board members and volunteers. In the aggregate, these activities serve to act not only as a referral channel, but also reinforce the Company brand and foster member loyalty.

Information Technology Services

The ability to capture, process, and enable local access to data and translate it into meaningful information is essential to our ability to operate across a multi-state service area in a cost-effective manner. We deployed an integrated system strategy for our financial, claims, care management, encounter management and sales/marketing systems to avoid the costs associated with supporting multiple versions of similar systems and improve productivity. This approach helps to assure that consistent sources of financial, claim, provider, member and clinical information are provided across all of our health plans. We utilize our integrated system for billing, claims and encounter processing, utilization management, marketing and sales tracking, financial and management accounting, medical cost trending, reporting, planning and analysis. This system also supports our internal member and provider service functions and we provide access to this information through our provider and member portals to enable self-service capabilities for our customers. Our system is scalable, both vertically and horizontally, and we believe it will meet our software needs to support our long-term growth strategies. In addition, we have a robust business continuity plan and disaster recovery site in case we encounter a disruptive event.

Our Health Plans

We currently have eleven active health plan subsidiaries offering healthcare services. All of our contracts, except those in Georgia, New Jersey and New York, contain provisions for termination by us without cause generally upon written notice with a 30 to 180 day notification period. Our state customers also have the right to terminate these contracts. The states’ termination rights vary from contract-to-contract and may include the right to terminate for convenience, upon the occurrence of an event of default, upon the occurrence of a significant change in circumstances or as a result of inadequate funding.

We serve members who receive healthcare benefits through our contracts with the regulatory entities in the jurisdictions in which we operate. For the year ended December 31, 2009, our Texas contract represented 25% of our premium revenues and our Maryland, Tennessee, Georgia and Florida contracts individually accounted for over 10% of our premium revenues. The following table sets forth the approximate number of members we served in each state as of December 31, 2009, 2008 and 2007. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states in which we operate Medicare Advantage plans.

	December 31,
Market	2009	2008	2007

Texas(1)	505,000	455,000	460,000
Georgia	249,000	206,000	211,000
Florida	236,000	237,000	206,000
Tennessee(2)	195,000	187,000	356,000
Maryland	194,000	169,000	152,000
New Jersey	118,000	105,000	98,000
New York	114,000	110,000	112,000
Nevada	62,000	—	—
Ohio	60,000	58,000	54,000
Virginia	35,000	25,000	24,000
New Mexico	20,000	11,000	—
South Carolina(3)	—	16,000	—
District of Columbia(4)	—	—	38,000

Total	1,788,000	1,579,000	1,711,000

(1)	Membership includes approximately 13,000 members each in 2009 and 2007 under ASO contracts. There were no ASO contracts in effect as of December 31, 2008.

(2)	Membership includes approximately 170,000 members under an ASO contract in 2007. This contract terminated October 31, 2008.

(3)	The contract with South Carolina terminated March 1, 2009 concurrent with the sale of our rights under the contract.

(4)	The contract with the District of Columbia terminated June 30, 2008.

As of December 31, 2009, each of our health plans provided managed care services through one or more of our products, as set forth below:

Medicare
Market	TANF	CHIP	ABD	FamilyCare	Advantage

Texas	✓	✓	✓		✓
Florida	✓	✓	✓		✓
Georgia	✓	✓
Tennessee	✓		✓		✓
Maryland	✓	✓	✓	✓	✓
New York	✓	✓	✓	✓	✓
New Jersey	✓	✓	✓	✓	✓
Ohio(1)	✓		✓
Virginia	✓	✓	✓
Nevada	✓	✓		✓
New Mexico			✓		✓

(1)	Our Ohio health plan terminated its ABD contract effective February 1, 2010. We served approximately 6,000 members in Ohio under the ABD contract as of December 31, 2009.

Texas

Our Texas subsidiary, AMERIGROUP Texas, Inc., is licensed as an HMO and became operational in September 1996. Our current service areas include the cities of Austin, Corpus Christi, Dallas, Fort Worth, Houston and San Antonio and the surrounding counties. Our joint TANF, CHIP and ABD contract is effective through August 31, 2010, with the State’s option to renew annually through the contract year ending August 31, 2014. Effective January 1, 2006, AMERIGROUP Texas, Inc. began operations as a Medicare Advantage plan to offer Medicare benefits to dual eligibles that live in and around Houston, Texas. AMERIGROUP Texas, Inc. already served these members through the Texas Medicaid STAR+PLUS program and now offers these members Medicare Parts A & B benefits and the Part D drug benefit under this contract that renews annually. Effective January 1, 2008, AMERIGROUP Texas, Inc. expanded its Medicare Advantage offerings to the Houston contiguous counties and San Antonio service areas. Each of these contracts renew annually and were most recently renewed effective for the 2010 plan year.

As of December 31, 2009, we had approximately 505,000 members in Texas. We believe that we have the largest Medicaid health plan membership of the three health plans in our Fort Worth market, the second largest Medicaid health plan membership of the three health plans in our Austin, Dallas and San Antonio markets, the second largest Medicaid health plan membership of the six health plans in our Houston market and the third largest Medicaid health plan membership of the three health plans in our Corpus Christi market.

Georgia

Our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc., is licensed as an HMO and became operational in June 2006 in the Atlanta region, and in the North, East and Southeast regions in September 2006. Our TANF and CHIP contract with the State of Georgia expires June 30, 2010, with the State’s option to renew the contract for two additional one-year terms. We anticipate that the State will renew our contract effective July 1, 2010.

As of December 31, 2009, we had approximately 249,000 members in Georgia. We believe we have the second largest Medicaid health plan membership of the three health plans in the regions of Georgia in which we operate.

Florida

Our Florida subsidiary, AMERIGROUP Florida, Inc., is licensed as an HMO and became operational in January 2003. The TANF contract expires August 31, 2012 and can be terminated by the health plan upon 120 days notice. Effective November 1, 2009 and effective December 1, 2009, we terminated our agreement and ceased participation in Lee County and Broward County, respectively, under our contract with the Florida Agency for Health Care Administration (“AHCA”). The decision to exit these counties was made due to the inability to obtain adequate premium rates. The exit from these counties is not expected to be material to our results of operations, financial position or cash flows in future periods. Our Long-Term Care contract was renewed on September 1, 2009 and expires August 31, 2010. However, either party can terminate the contract upon 60 days notice. Currently, we are in good standing with the Department of Elder Affairs, the agency with regulatory oversight of the Long-Term Care program, and have no reason to believe that the contract will not be renewed. Our CHIP contract, executed in October 2009 extends through September 30, 2010 with the state agency’s option to extend the contract term for additional one-year periods for a maximum extension of two additional years. Additionally, effective January 1, 2008, AMERIGROUP Florida, Inc. began operating a Medicare Advantage plan for eligible beneficiaries in Florida under a contract that renews annually and was most recently renewed for the 2010 plan year.

As of December 31, 2009, we had approximately 236,000 members in Florida. Our current service areas include the metropolitan areas of Miami/Fort Lauderdale, Orlando and Tampa covering 29 counties in Florida. We believe that we have the largest Medicaid health plan membership of the eight health plans in our Tampa market, the second largest Medicaid health plan membership of the five health plans in our Orlando market and the fourth largest Medicaid health plan membership of the fifteen health plans in our Miami/Fort Lauderdale markets.

Tennessee

Our Tennessee subsidiary, AMERIGROUP Tennessee, Inc., is licensed as an HMO and became operational in April 2007. Our risk contract with the State of Tennessee expires June 30, 2010, with the State’s option to extend the contract on an annual basis through an executed contract amendment for a total term of no more than five years. We anticipate that the State will extend our contract effective July 1, 2010. Effective January 1, 2008, AMERIGROUP Tennessee, Inc. began operating a Medicare Advantage plan for eligible beneficiaries in Tennessee under a contract that renews annually and was most recently renewed for the 2010 plan year. The State of Tennessee received approval from CMS to expand its Medicaid managed care program to long-term care recipients. The expansion program is offered through amendments to existing Medicaid managed care contracts and is effective March 1, 2010. We can make no assurance that the entry into this business will be favorable to our results of operations, financial position or cash flows in future periods.

As of December 31, 2009, we had approximately 195,000 members in Tennessee. We are one of two health plans in our Tennessee market each of which covers approximately half of the members in the Middle Tennessee region in which we operate.

Maryland

Our Maryland subsidiary, AMERIGROUP Maryland, Inc., is licensed as an HMO in Maryland and became operational in June 1999. Our contract with the State of Maryland does not have a set term. We can terminate our contract with Maryland by providing the State 90 days prior written notice. Effective January 1, 2007, we began operations as a Medicare Advantage plan for eligible beneficiaries in Maryland, which we expanded as of January 1, 2008 under a contract that renews annually and was most recently renewed for the 2010 plan year.

Our current service areas include 22 of the 24 counties in Maryland. Effective May 1, 2009, we expanded our product line offering to include the Primary Adult Care Program, a basic healthcare service for low income adults. As of December 31, 2009, we had approximately 194,000 members in Maryland. We believe that we have the largest Medicaid health plan membership of the seven health plans in our Maryland service areas.

New Jersey

Our New Jersey subsidiary, AMERIGROUP New Jersey, Inc., is licensed as an HMO and became operational in February 1996. Our contract with the State of New Jersey expires June 30, 2010, with the State’s option to extend the contract on an annual basis through an executed contract amendment. We anticipate that the State will renew our contract effective July 1, 2010. Additionally, effective January 1, 2008, AMERIGROUP New Jersey, Inc. began operating a Medicare Advantage plan for eligible beneficiaries in New Jersey under a contract that renews annually and was most recently renewed for the 2010 plan year.

Our current service areas include 20 of the 21 counties in New Jersey. As of December 31, 2009, we had approximately 118,000 members in our New Jersey service areas. We believe that we have the third largest Medicaid health plan membership of the six health plans in our New Jersey service areas.

On October 23, 2009, AMERIGROUP Corporation and AMERIGROUP New Jersey, Inc. settled litigation with Centene Corporation (“Centene”) and its wholly-owned subsidiary, University Health Plans, Inc. (“UHP”), regarding AMERIGROUP New Jersey, Inc.’s termination of an agreement to purchase certain assets of UHP. Pursuant to the terms of the confidential settlement, the parties dismissed the litigation with prejudice and the amended and modified asset purchase agreement was reinstated. The parties will move forward with the transaction contemplated by the asset purchase agreement, as modified in connection with the settlement, and expect the transaction, which is subject to regulatory approval and other closing conditions, to close in the early part of 2010. Costs associated with the transaction are not expected to be material to our results of operations, financial position or cash flows. We can make no assurance that entry into such business will be favorable to our results of operations, financial position or cash flows in future periods.

New York

Our New York subsidiary, AMERIGROUP New York, LLC, formerly known as CarePlus, LLC, is licensed as a PHSP in New York. We acquired this health plan on January 1, 2005. Our current service areas include New York City, within the boroughs of Brooklyn, Manhattan, Queens, the Bronx and Staten Island, and Putnam County. The State TANF, ABD and Medicaid expansion contracts had an initial term of three years (through September 30, 2008) and the State Department of Health exercised its option to extend for an additional two-year term (through September 30, 2010). The City’s TANF contract with the City Department of Health has also been extended through September 30, 2010. Our CHIP contract with the State has been continued through the issuance of a five-year contract dated January 1, 2008. Our contract with the Department of Health under the Managed Long-Term Care Demonstration project was renewed for a three-year term through December 31, 2009, with the Department exercising its option to extend the contract through December 31, 2010. Additionally, effective January 1, 2008, AMERIGROUP New York, LLC began operating a Medicare Advantage plan for eligible beneficiaries in New York under a contract that renews annually and was most recently renewed for the 2010 plan year.

As of December 31, 2009, we had approximately 114,000 members in New York. We believe we have the ninth largest Medicaid health plan membership of the twenty-three health plans in our New York service areas.

Nevada

Our Nevada subsidiary, AMERIGROUP Nevada, Inc., began serving TANF and CHIP members in February 2009 under a contract to provide Medicaid managed care services through June 30, 2012 in the urban service areas of Washoe and Clark counties. As of December 31, 2009, AMERIGROUP Nevada, Inc. served approximately 62,000 members in Nevada. We believe we have the second largest Medicaid health plan membership of the two health plans in our Nevada service areas.

Ohio

Our Ohio subsidiary, AMERIGROUP Ohio, Inc., is licensed as a HIC and began operations in September 2005 in the Cincinnati service area. Through a reprocurement process in early 2006, we were successful in retaining our Cincinnati service area and expanding to the Dayton service area, thereby serving a total of 16 counties in Ohio. In October 2009, AMERIGROUP Ohio, Inc. provided notice of intent to exit the ABD program in the Southeast Region due to the inability to obtain adequate premium rates in that product. The termination was effective as of February 1, 2010. The exit from this program is not expected to be material to our results of operations, financial position or cash flows in future periods. AMERIGROUP Ohio, Inc. will continue to provide services to members in the Southwest and West Central regions for the TANF Medicaid population.

As of December 31, 2009, we had approximately 60,000 members in Ohio, including approximately 6,000 ABD members under a contract which terminated, at our election, effective February 1, 2010. We believe we have the second largest Medicaid health plan membership of the four health plans in our Ohio service areas. Our contract with the State of Ohio expires on June 30, 2010. We anticipate the State will renew our contract effective July 1, 2010.

Virginia

Our Virginia subsidiary, AMERIGROUP Virginia, Inc., is licensed as an HMO and began operations in September 2005 serving 14 counties and independent cities in Northern Virginia. Our TANF and ABD contract and our CHIP contract, both with the Commonwealth of Virginia, expire on June 30, 2010. We anticipate the Commonwealth of Virginia will renew our contracts effective July 1, 2010. As of December 31, 2009, we had approximately 35,000 members in Virginia. We believe we have the second largest Medicaid health plan membership of the two health plans in our Northern Virginia service area.

New Mexico

Our New Mexico subsidiary, AMERIGROUP Community Care of New Mexico, Inc., is licensed as an HMO and began operations in January 2008 as a Medicare Advantage plan for eligible beneficiaries in New Mexico. The

Medicare Advantage contract with CMS renews annually and was most recently renewed effective for the 2010 plan year. In August 2008, we began serving individuals in New Mexico’s Coordination of Long-Term Services (“CoLTS”) program. The CoLTS contract with the State of New Mexico expires June 30, 2012. Our statewide service area is inclusive of 33 counties organized into five service regions. As of December 31, 2009, we served approximately 20,000 members in New Mexico. We believe we have the largest Medicaid health plan membership of the two health plans in our New Mexico service areas.

South Carolina

Our South Carolina subsidiary, AMERIGROUP Community Care of South Carolina, Inc., was licensed as an HMO and became operational in November 2007 with the TANF population, followed by a separate CHIP contract in May 2008. On March 1, 2009, we sold our rights to serve Medicaid members pursuant to the contract with the State of South Carolina and, as a result, our South Carolina subsidiary does not currently serve any members.

Employees

As of December 31, 2009, we had approximately 4,000 employees. Our employees are not represented by a union and we have never experienced any work stoppages since our inception. We believe our overall relations with our employees are generally good.

Available Information

We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is (http://www.sec.gov). We make available free of charge on or through our website at www.amerigroupcorp.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, as well as, among other things, our Corporate Governance Principles, our Audit, Compensation and Nominating and Corporate Governance charters and our Code of Business Conduct and Ethics. Further, we will provide without charge, upon written request, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Requests for copies should be addressed to Investor Relations, AMERIGROUP Corporation, 4425 Corporation Lane, Virginia Beach, VA 23462.

In accordance with New York Stock Exchange (“NYSE”) Rules, on May 22, 2009, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Item 1A.	Risk Factors

RISK FACTORS

Risks related to our business

Our inability to manage medical costs effectively could reduce our profitability.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. Changes in healthcare regulations and practices, level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, pandemics, such as the H1N1 virus, new medical technologies and other external factors, including general economic conditions such as inflation levels or natural disasters, are beyond our control and could reduce our ability to predict and effectively control the costs of healthcare services. Although we attempt to manage medical costs through a variety of techniques, including various payment methods to PCPs and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, and our information systems and reinsurance arrangements, we may not be able to manage costs effectively in the future. In addition, new products or new markets, such as the CoLTS program in New Mexico, Nevada and Tennessee long-term care could pose new and unexpected challenges to effectively manage medical costs. It is possible that there could be an increase in the volume or value of appeals for claims previously denied and claims previously paid to out-of-network providers could be appealed and subsequently reprocessed at higher amounts. This would result in an adjustment to health benefits expense. If our costs for medical services increase, our profits could be reduced, or we may not remain profitable.

We maintain reinsurance to help protect us against individually severe or catastrophic medical claims, but we can provide no assurance that such reinsurance coverage will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain appropriate levels of coverage.

Our limited ability to accurately predict our incurred but not reported medical expenses has in the past and could in the future materially impact our reported results.

Our health benefits expense includes estimates of the cost of claims for services rendered to our members that are yet to be received, or incurred but not reported (“IBNR”). We estimate our IBNR health benefits expense based on a number of factors, including authorization data, prior claims experience, maturity of markets, complexity and mix of products and stability of provider networks. Adjustments, if necessary, are made to health benefits expense in the period during which the actual claim costs are ultimately determined or when underlying assumptions or factors used to estimate IBNR change. We cannot be sure that our current or future IBNR estimates are adequate or that any further adjustments to such IBNR estimates will not significantly harm or benefit our results of operations. Further, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the impact on our results of operations. Though we employ substantial efforts to estimate our IBNR at each reporting date, we can give no assurance that the ultimate results will not materially differ from our estimates resulting in a material increase or decrease in our health benefits expense in the period such difference is determined. New products or new markets, such as New Mexico, Nevada and Tennessee long-term care or significant volatility in membership enrollment and healthcare service utilization patterns such as we have experienced in 2009 could pose new and unexpected challenges to effectively predict health benefits expense.

We derive a majority of our premium revenues and net income from a small number of states, in particular, the State of Texas, and if we fail to retain our contracts in those states, or if the conditions in those states change, our business and results of operations may suffer.

We earn substantially all of our revenues by serving members who receive healthcare benefits through contracts with the regulatory entities in the jurisdictions in which we operate. For the year ended December 31, 2009, our Texas contract represented approximately 25% of our premium revenues and a significantly higher percentage of our net income. Our Maryland, Tennessee, Georgia and Florida contracts individually accounted for over 10% of our premium revenues. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly as a result of significant premium rate reductions, a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic or pandemic, or an unexpected increase in utilization, general economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we currently operate, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, or results of operations.

Some of our contracts are subject to a re-bidding or re-application process. For example, our Texas markets are re-bid every eight years (and were last re-bid in 2006). If we lost a contract through the re-bidding process, or if an increased number of competitors were awarded contracts in a specific market, our operating results could be materially and adversely affected.

Changes in the number of Medicaid eligible beneficiaries, or benefits provided to Medicaid eligible beneficiaries or a change in mix of Medicaid eligible beneficiaries could cause our operating results to suffer.

Historically, the number of persons eligible to receive Medicaid benefits has increased more rapidly during periods of rising unemployment, corresponding to less favorable general economic conditions such as those we are experiencing in the current economic recession. This pattern has proven consistent with our experience of significant membership growth during 2009. However, during such economic downturns, state budgets can and have decreased, causing states to attempt to cut healthcare programs, benefits and rates. If this were to happen while our membership was increasing, our results of operations could suffer. The current macroeconomic conditions have resulted in such budget challenges in the states in which we operate, placing pressures on the rate-setting process. Conversely, the number of persons eligible to receive Medicaid benefits may grow more slowly or even decline as economic conditions improve, thereby causing our operating results to suffer. In either case, in the event that the Company experiences a change in product mix to less profitable product lines, our profitability could be negatively impacted.

Receipt of inadequate or significantly delayed premiums could negatively impact our revenues, profitability and cash flows.

Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract and we are obligated during the contract period to facilitate access to healthcare services as established by the state governments. We have less control over costs related to the provision of healthcare services than we do over our selling, general and administrative expenses. Historically, our reported expenses related to health benefits as a percentage of premium revenue have fluctuated. For example, our expenses related to health benefits were 85.4% of our premium revenue for the year ended December 31, 2009, 82.9% of our premium revenue in 2008, and 83.9% of our premium revenue in 2007. If health benefits expense increases at a higher rate than premium increases, our results of operations would be impacted negatively. In addition, if there is a significant delay in our premium rate increases to offset previously incurred health benefits expense increases, our earnings could be negatively impacted.

Premiums are contractually payable to us before or during the month for which we are obligated to provide services to our members. Our cash flow would be negatively impacted if premium payments are not made according to contract terms.

As participants in state and Federal healthcare programs, we are subject to extensive fraud and abuse laws which may give rise to frequent lawsuits and claims against us, and the outcome of these lawsuits and claims may have a material adverse effect on our financial position, results of operations and liquidity.

Our operations are subject to various state and Federal healthcare laws commonly referred to as “fraud and abuse” laws, including the Federal False Claims Act. Many states have false claims act statutes which mirror the provisions of the Federal act. The Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented to the Federal government, a false or fraudulent claim for payment. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual (known as a “relator” or, more commonly, “whistleblower”) on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicaid, Medicare or other state or Federal healthcare programs as a result of an investigation arising out of such action. In addition, the DRA encourages states to enact state-versions of the False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators.

In 2002, a former employee of our former Illinois subsidiary filed a qui tam action alleging that the subsidiary had submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs. Subsequently, the State of Illinois and the United States of America intervened and the Company was added as a defendant. On October 30, 2006, a jury returned a verdict against the Company and the subsidiary in the amount of $48.0 million which under applicable law was trebled to $144.0 million plus penalties, and attorney’s fees, costs and expenses. The jury also found that there were 18,130 false claims. In March 2007, the court entered a judgment against us and the subsidiary in the amount of approximately $334.0 million which included $144.0 million of damages and approximately $190.0 million in false claim penalties. In August 2008, we settled this matter and paid the aggregate amount of $225.0 million as a settlement plus approximately $9.2 million to the former employee for legal fees.

Although we believe we are in substantial compliance with the healthcare laws applicable to our Company, we can give no assurances that we will not be subject to additional False Claims Act suits in the future. Any violations of any applicable fraud and abuse laws or any False Claims Act suit against us could have a material adverse effect on our financial position, results of operations and cash flows.

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

Under the terms of our contracts with state governmental agencies, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in any of the following: refunds to state government agencies of premiums we have been paid pursuant to our contracts; imposition of fines, penalties and other sanctions; loss of our right to participate in various markets; or loss of one or more of our licenses. Any such finding could negatively impact our revenues and operating results.

Changes in Medicaid or Medicare funding by the states or the Federal government could substantially reduce our profitability.

Most of our revenues come from state government Medicaid premiums. The base premium rate paid by each state differs depending on a combination of various factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility category. Future levels of Medicaid premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and Federal budgetary constraints. Changes to Medicaid programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under such programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid. We believe that additional reductions in Medicaid payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation in the event of the unavailability of state funds. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required.

State governments generally are experiencing tight budgetary conditions within their Medicaid programs. The current macroeconomic conditions have, and are expected to continue to, put pressure on state budgets as tax and other state revenues decrease while the Medicaid eligible population increases, creating the need for more funding. We anticipate this will require government agencies with whom we contract to find funding alternatives, which may result in reductions in funding for current programs and program expansions, contraction of covered benefits, limited or no premium rate increases or premium decreases. If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our revenues and operating results.

Additionally, a portion of our premium revenues comes from CMS through our Medicare Advantage contracts. As a consequence, our Medicare Advantage plans are dependent on Federal government funding levels. The premium rates paid to Medicare health plans are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the member’s risk scores. Some members of Congress have proposed significant cuts in payments to Medicare Advantage plans. In addition, continuing government efforts to contain healthcare related expenditures, including prescription drug costs, and other Federal budgetary constraints that result in changes in the Medicare program, including with respect to funding, could lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits or mandate additional benefits, and reductions in the number of persons enrolled in or eligible for Medicare, which in turn could reduce the number of beneficiaries enrolled in our health plans and have a material adverse effect on our revenues and operating results.

Delays in program expansions or contract changes could negatively impact our business.

In any program start-up, expansion, or re-bid, the state’s ability to manage the implementation as designed may be affected by factors beyond our control. These include political considerations, network development, contract appeals, membership assignment (allocation for members who do not self-select) and errors in the bidding process, as well as difficulties experienced by other private vendors involved in the implementation, such as enrollment brokers. Our business, particularly plans for expansion or increased membership levels, could be negatively impacted by these delays or changes.

If a state fails to renew its Federal waiver application for mandated Medicaid enrollment into managed care or such application is denied, our membership in that state will likely decrease.

States may only mandate Medicaid enrollment into managed care under Federal waivers or demonstrations. Waivers and programs under demonstrations are approved for two-year periods and can be renewed on an ongoing basis if the state applies. We have no control over this renewal process. If a state does not renew its mandated program or the Federal government denies the state’s application for renewal, our business could suffer as a result of a likely decrease in membership.

We rely on the accuracy of eligibility lists provided by state governments, and in the case of our Medicare Advantage members, by the Federal government. Inaccuracies in those lists could negatively affect our results of operations.

Premium payments to us are based upon eligibility lists produced by government enrollment data. From time-to-time, governments require us to reimburse them for premiums paid to us based on an eligibility list that a government later determines contains individuals who were not in fact eligible for a government sponsored program, were enrolled twice in the same program or were eligible for a different premium category or a different program. Alternatively, a government could fail to pay us for members for whom we are entitled to receive payment. Our results of operations could be adversely affected as a result of such reimbursement to the government or inability to receive payments we are due if we had made related payments to providers and were unable to recoup such payments from the providers.

Our inability to operate new business opportunities at underwritten levels could have a material adverse effect on our business.

In underwriting new business opportunities we must estimate future health benefits expense. We utilize a range of information and develop numerous assumptions. The information we use can often include, but is not limited to, historical cost data, population demographics, experience from other markets, trend assumptions and other general underwriting factors. The information we utilize may be inadequate or not applicable and our assumptions may be incorrect. If our underwriting estimates are incorrect, our cost experience could be materially different than expected. If costs are higher than expected, our operating results could be adversely affected.

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

Our profitability depends, in large part, upon our ability to contract on favorable terms with hospitals, physicians and other healthcare providers. Our provider arrangements with our primary care physicians and specialists usually are for two-year periods and automatically renew for successive one-year terms, subject to termination by us for cause based on provider conduct or other appropriate reasons. The contracts generally may be canceled by either party without cause upon 90 to 120 days prior written notice. Our contracts with hospitals are usually for one- to two-year periods and automatically renew for successive one-year periods, subject to termination for cause due to provider misconduct or other appropriate reasons. Generally, our hospital contracts may be canceled by either party without cause on 90 to 120 days prior written notice. There can be no assurance that we will be able to continue to renew such contracts or enter into new contracts enabling us to service our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our providers, we may be unable to enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our profitability could be adversely affected. In some markets, certain providers, particularly hospitals, physician/hospital organizations and some specialists, may have significant market positions. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts to themselves, our profitability could be adversely affected.

Some providers that render services to our members are not contracted with our health plans (out-of-network providers). In those cases, there is no pre-established understanding between the non-network provider and the health plan about the amount of compensation that is due to the provider. In some states, with respect to certain services, the amount that the health plan must pay to out-of-network providers for services provided to our members is defined by law or regulation, but in certain instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances, we generally pay out-of-network providers based on our Company’s standard out-of-network fee schedule. Out-of-network providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the health plan. The uncertainty of the amount to pay and the possibility of subsequent adjustment of the payment could adversely affect our financial position, results of operations or cash flows.

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

We operate our markets through integrated information-technology systems for our financial, claims, care management, encounter management and sales/marketing systems. The ability to capture, process, enable local access to data and translate it into meaningful information is essential to our ability to operate across a multi-state service area in a cost efficient manner. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, any acquisition activity requires transitions to or from, and the integration of, various information systems. We are continually upgrading and expanding our information systems capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly maintain or expand our information systems, we could suffer, among other things, from operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses.

Failure of a business in a new state or market could negatively impact our results of operations.

Start-up costs associated with a new business can be substantial. For example, in order to obtain a certificate of authority and obtain a state contract in most jurisdictions, we must first establish a provider network, have systems in place and demonstrate our ability to process claims. If we are unsuccessful in obtaining the necessary license, winning the bid to provide service or attracting members in numbers sufficient to cover our costs, the new business would fail. We also could be obligated by the state to continue to provide services for some period of time without sufficient revenue to cover our ongoing costs or recover start-up costs. The costs associated with starting up the business could have a significant impact on our results of operations. In addition, if the new business does not operate at underwritten levels, our profitability could be adversely affected.

Difficulties in executing our acquisition strategy or integrating acquired business could adversely affect our business.

Historically, acquisitions, including the acquisition of publicly sponsored program contract rights and related assets of other health plans, both in our existing service areas and in new markets, have been a significant factor in our growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that acquisitions similar in nature to those we have historically executed, or other acquisitions we may consider, will continue to contribute to our growth strategy. Many of the other potential purchasers of these assets have greater financial resources than we have. Furthermore, many of the sellers are interested in either (i) selling, along with their publicly sponsored program assets, other assets in which we do not have an interest; or (ii) selling their companies, including their liabilities, as opposed to just the assets of the ongoing business. Therefore, we cannot be sure that we will be able to complete acquisitions on terms favorable to us or that we can obtain the necessary financing for these acquisitions, particularly if the credit environment were to experience similar volatility and disruption to that over the last several years.

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

We compete for members principally on the basis of size and quality of provider network, benefits provided and quality of service. We compete with numerous types of competitors, including other health plans and traditional fee-for-service programs, primary care case management programs and other commercial Medicaid or Medicare only health plans. Some of the health plans with which we compete have substantially larger enrollments, greater financial and other resources and offer a broader scope of products than we do.

While many states mandate health plan enrollment for Medicaid eligible participants, including all of those in which we do business, the programs are voluntary in other states. Subject to limited exceptions by Federally approved state applications, the Federal government requires that there be a choice for Medicaid recipients among managed care programs. Voluntary programs and mandated competition will impact our ability to increase our market share.

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

In the past, the managed care industry and the health insurance industry in general have received negative publicity. This publicity has led to increased legislation, regulation, review of industry practices and private litigation in the commercial sector. These factors may adversely affect our ability to market our services, require us to change our services and increase the regulatory burdens under which we operate, further increasing the costs of doing business and adversely affecting our operating results.

We may be subject to claims relating to professional liability, which could cause us to incur significant expenses.

Our providers and employees involved in medical care decisions may be exposed to the risk of professional liability claims. Some states have passed, or may consider passing in the future, legislation that exposes managed care organizations to liability for negligent treatment decisions by providers or benefits coverage determinations and/or legislation that eliminates the requirement that certain providers carry a minimum amount of professional liability insurance. This kind of legislation has the effect of shifting the liability for medical decisions or adverse outcomes to the managed care organization. This could result in substantial damage awards against us and our providers that could exceed the limits of any applicable insurance coverage. Therefore, successful professional liability claims asserted against us, our providers or our employees could adversely affect our financial condition and results of operations.

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

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various state and Federal laws and rules regarding the use and disclosure of confidential member information, including HIPAA and the Gramm-Leach-Bliley Act. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, whether by us or a third party, could have a material adverse effect on our business, reputation and results of operations.

We are currently involved in litigation, and may become involved in future litigation, which may result in substantial expense and may divert our attention from our business.

In the normal course of business, we are involved in legal proceedings and, from time-to-time, we may be subject to additional legal claims of a non-routine nature. We may suffer an unfavorable outcome as a result of one or more claims, resulting in the depletion of capital to pay defense costs or the costs associated with any resolution of such matters. Depending on the costs of litigation and the amount and timing of any unfavorable resolution of claims against us, our financial position, results of operations or cash flows could be materially adversely affected.

In addition, we may be subject to securities class action litigation from time-to-time due to, among other things, the volatility of our stock price. When the market price of a stock has been volatile, regardless of whether such fluctuations are related to the operating performance of a particular company, holders of that stock have sometimes initiated securities class action litigation against such company. Any class action litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

Acts of terrorism, natural disasters and medical epidemics could cause our business to suffer.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage health benefits expense. If an act or acts of terrorism or a natural disaster (such as a major hurricane) or a medical epidemic, such as the H1N1 pandemic in 2009, were to occur in markets in which we operate, our business could suffer. The results of terrorist acts or natural disasters could lead to higher than expected medical costs, network and information technology disruptions, and other related factors beyond our control, which would cause our business to suffer. A widespread epidemic or pandemic in a market could cause a breakdown in the medical care delivery system which could cause our business to suffer.

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

Our Texas health plan is required to pay an experience rebate to the State of Texas in the event profits exceed established levels. We file experience rebate calculation reports with the State of Texas for this purpose. These reports are subject to audits and if the audit results in unfavorable adjustments to our filed reports, our financial position, results of operations or cash flows could be negatively impacted.

Changes in healthcare laws could reduce our profitability.

Numerous proposals relating to changes in healthcare law have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. These include mandated medical loss ratio thresholds, Medicaid reform initiatives in Florida, as well as waivers requested by states for various elements of their programs. Changes in applicable laws and regulations are continually being considered and interpretations of existing laws and rules may also change from time-to-time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business and results of operations. Although some changes in government regulations, such as the removal of the requirements on the enrollment mix between commercial and public sector membership, have encouraged managed care participation in public sector programs, we are unable to predict whether new laws or proposals will continue to favor or hinder the growth of managed healthcare.

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

We are subject to numerous local, state and Federal laws and regulations. Violation of the laws or regulations governing our operations could result in the imposition of sanctions, the cancellation of our contracts to provide services, or in the extreme case, the suspension or revocation of our licenses and/or exclusion from participation in state or Federal healthcare programs. We can give no assurance that the terms of our contracts with the states or the manner in which we are directed to comply with our state contracts is in accordance with the CMS regulations.

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

We are, or may become subject to, various state and Federal laws designed to address healthcare fraud and abuse, including false claims laws. State and Federal laws prohibit the submission of false claims and other acts that are considered fraudulent or abusive. The submission of claims to a state or Federal healthcare program for items and services that are determined to be “not provided as claimed” may lead to the imposition of civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in state and Federal funded healthcare programs, including the Medicaid and Medicare programs.

The DRA requires all entities that receive $5.0 million or more in annual Medicaid funds to establish specific written policies for their employees, contractors, and agents regarding various false claims-related laws and whistleblower protections under such laws as well as provisions regarding their policies and procedures for detecting and preventing fraud, waste and abuse. These requirements are conditions of receiving all future payments under the Medicaid program. Entities were required to comply with the compliance related provisions of the DRA by January 1, 2007. We believe that we have made appropriate efforts to meet the requirements of the compliance provisions of the DRA. However, if it is determined that we have not met the requirements appropriately, we could be subject to civil penalties and/or be barred from receiving future payments under the Medicaid programs in the states in which we operate thereby materially adversely affecting our business, results of operation and financial condition.

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

The HITECH Act, one part of the ARRA, modified certain provisions of HIPAA by, among other things, extending the privacy and security provisions to business associates, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions and increasing penalties for violations. The U.S. Department of Health and Human Services, as required by the HITECH Act, has issued the HHS Breach Notification Rule. The various requirements of the HITECH Act and the HHS Breach Notification Rule have different compliance dates, some of which have passed and some of which will occur in the future. With respect to those requirements whose compliance dates have passed, we believe that we are in compliance with these provisions. With respect to those requirements whose compliance dates are in the future, we are reviewing our current practices and identifying those which may be impacted by upcoming regulations. It is our intention to implement these new requirements on or before the applicable compliance dates.

The Federal and state governments have and continue to enact other fraud and abuse laws as well. Our failure to comply with HIPAA or these other laws could result in criminal or civil penalties and exclusion from Medicaid or other governmental healthcare programs and could lead to the revocation of our licenses. These penalties or exclusions, were they to occur, would negatively impact our ability to operate our business.

Compliance with the terms and conditions of our Corporate Integrity Agreement requires significant resources and, if we fail to comply, we could be subject to penalties or excluded from participation in government healthcare programs, which could seriously harm our results of operations, liquidity and financial results.

In August 2008, in connection with the settlement of a qui tam action, we voluntarily entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services (“OIG”). The Corporate Integrity Agreement provides that we shall, among other things, keep in place and continue our current compliance program, including a corporate compliance officer and compliance officers at our health plans, a corporate compliance committee and compliance committees at our health plans, a compliance committee of our Board of Directors, a code of conduct, comprehensive compliance policies, training and monitoring, a compliance hotline, an open door policy and a disciplinary process for compliance violations. The Corporate Integrity Agreement further provides that we shall provide periodic reports to the OIG, appoint a benefits rights ombudsman responsible for addressing concerns raised by health plan members and potential enrollees and engage an independent review organization to assist us in assessing and evaluating our compliance with the requirements of the Federal healthcare programs and other obligations under the Corporate Integrity Agreement and retain a compliance expert to provide independent compliance counsel to our Board of Directors.

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

We have experienced rapid growth. In 1999, we had $390.3 million of premium revenue. In 2009, we had $5.2 billion in premium revenue. This increase represents a compounded annual growth rate of 29.5%. Depending on acquisitions and other opportunities, as well as macroeconomic conditions that affect membership such as those conditions experienced recently, we expect to continue to grow rapidly. Continued growth could place a significant strain on our management and on other resources. We anticipate that continued growth, if any, will require us to continue to recruit, hire, train and retain a substantial number of new and highly skilled medical, administrative, information technology, finance and other support personnel. Our ability to compete effectively depends upon our ability to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we continue to experience rapid growth, our personnel, systems, procedures and controls may be inadequate to support our operations, and our management may fail to anticipate adequately all demands that growth will place on our resources. In addition, due to the initial costs incurred upon the acquisition of new businesses, rapid growth could adversely affect our short-term profitability. Our inability to manage growth effectively or our inability to grow could have a negative impact on our business, operating results and financial condition.

Our debt service obligations may adversely affect our cash flows and our increased leverage as a result of our 2.0% Convertible Senior Notes may harm our financial condition and results of operations.

As of December 31, 2009, we had $260.0 million outstanding in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (“2.0% Convertible Senior Notes”). Our debt service obligation on our 2.0% Convertible Senior Notes is approximately $5.2 million per year in cash interest payments. If we are unable to generate sufficient cash to meet our obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business.

We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. We anticipate that the principal of our 2.0% Convertible Senior Notes, which is due in May 2012, will be repaid with available cash on hand or with proceeds from debt or equity financing, or a combination thereof. If we determine that debt or equity financing is appropriate, our operations at the time we enter the credit or equity markets cannot be predicted and may cause our access to these markets to be limited. Additionally, any disruptions in the credit markets similar to that of the last several years could further limit our flexibility in refinancing our 2.0% Convertible Senior Notes, planning for, or reacting to, changes in our business and industry and addressing our future capital requirements.

Our operations may not generate sufficient cash and we may be unable to access financing to enable us to service our debt. If we fail to make a debt service obligation payment, we could be in default under our 2.0% Convertible Senior Notes.

Our investments in auction rate securities are subject to risks that may cause losses and have a material adverse effect on our liquidity

As of December 31, 2009, $56.8 million of our investments were comprised of securities with an auction reset feature (“auction rate securities”) issued by student loan corporations which are public, non-profit entities established by various state governments. As of December 31, 2009, our investments in auction rate securities had a weighted-average rating of AA+. Liquidity for these auction rate securities historically was provided by an auction process which allowed holders to sell their notes and the interest rate was reset at pre-determined intervals, usually every 28 or 35 days. Since early 2008, auctions for these auction rate securities have failed and there is no assurance that auctions for these securities will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. As we cannot predict the timing of future successful auctions, if any, our auction rate securities are classified as long-term investments.

As of December 31, 2009, auction rate securities we hold as available-for-sale are recorded at a temporary unrealized loss of approximately $4.1 million. We currently believe that the temporary decline in fair values is primarily due to liquidity concerns, because the underlying assets for the majority of these securities are student loans supported and guaranteed by the United States Department of Education. In addition, our holdings of auction rate securities represented less than four percent of our total cash, cash equivalent, and investment balance at December 31, 2009, which we believe allows us sufficient time for the securities to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive income. We will re-evaluate each of these factors as market conditions change in subsequent periods.

If the credit ratings of the issuers of these auction rate securities deteriorate, we may in the future be required to record an additional impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 31 years) to realize our investments’ recorded value. Further, if we are unable to hold these instruments to maturity or other factors occur causing our assessment of impairment to change such that the impairment is deemed to be other-than-temporary, we may be required to record an impairment charge to earnings in future periods which could be significant.

Our investment portfolio may suffer losses from reductions in market interest rates and fluctuations in fixed income securities which could materially adversely affect our results of operations or liquidity.

As of December 31, 2009, we had total cash and investments of $1.5 billion. The following table shows the types, percentages and average Standard and Poor’s ratings of our holdings within our investment portfolio at December 31, 2009:

		Average S&P
	%	Rating

Auction rate securities	3.9%	AA+
Cash, bank deposits and commercial paper	2.8%	A1+
Certificates of deposit	6.6%	AAA
Corporate bonds	14.5%	A+
Debt obligations of government sponsored entities, Federally insured corporate bonds, municipal bonds and U.S. Treasury securities	43.9%	AAA
Money market funds	28.3%	AAA

	100.0%	AA+

Our investment portfolio generated approximately $22.4 million, $50.9 million and $68.7 million of pre-tax income for the years ended December 31, 2009, 2008 and 2007, respectively. The performance of our investment portfolio is interest rate driven, and consequently, changes in interest rates affect our returns on, and the fair value of our portfolio. This factor or any disruptions in the credit markets could materially adversely affect our financial position, results of operations or cash flows in future periods.

The value of our investments is influenced by varying economic and market conditions, and a decrease in value could have an adverse effect on our financial position, results of operations, or cash flows.

Our investment portfolio is comprised primarily of investments classified as available-for-sale. The balance of our portfolio is held in our trading investment securities. Available-for-sale investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Trading securities are carried at fair value and any realized gains or losses are included as a component of earnings. For our available-for-sale investments, if we experience a decline in value and we intend to sell such security prior to maturity, or if it is likely that we will be required to sell such security prior to maturity, the security is deemed to be other-than-temporarily impaired and it is written down to fair value through a charge to earnings.

In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include, the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, recommendations of investment advisors and forecasts of economic, market or industry trends. This review process also entails an evaluation of the likelihood that we will hold individual securities until they mature or full cost can be recovered.

The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the year ended December 31, 2009, we did not record any charges for other-than-temporary impairment of our available-for-sale securities. Over time, the economic and market environment may further deteriorate or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines or losses related to our trading securities to be recorded as an expense. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments or trading security losses may result in realized losses in future periods which could have an adverse effect on our financial position, results of operations, or cash flows.

Adverse credit market conditions may have a material adverse affect on our liquidity or our ability to obtain credit on acceptable terms.

The securities and credit markets have experienced periods of extreme volatility and disruption over the last several years. Future volatility and disruption is possible and unpredictable. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, such as the principal of our 2.0% Convertible Senior Notes, pay capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significantly higher than in past periods depending on the market conditions and our financial position at the time we pursue additional financing.

Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms. This could restrict our ability to (i) acquire new business or enter new markets, (ii) service or refinance our existing debt, (iii) make necessary capital investments, (iv) maintain statutory net worth requirements and (v) make other expenditures necessary for the ongoing conduct of our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real property. We lease office space in Virginia Beach, Virginia, where our primary headquarters, call, claims and data centers are located. We also lease real property in each of our health plan locations. We are obligated by various insurance and Medicaid regulatory authorities to have offices in the service areas where we provide managed care services.

Item 3.	Legal Proceedings

Risk Sharing Receivable

AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement in the Fort Worth service area with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”), which includes Cook Children’s Medical Center, that expired by its own terms as of August 31, 2005. Under this risk-sharing arrangement, the parties performed annual reconciliations and settlements of the risk pool for each contract year. The contract with CCHCN prescribed reconciliation procedures all of which were completed without agreement on amounts owed under the risk-sharing arrangement. On August 27, 2008, AMERIGROUP Texas, Inc. filed suit against CCHCN and CCPN in the District Court for the 153rd Judicial District in Tarrant County, Texas, Case No. 153-232258-08. The amended petition asserted a breach of contract claim and sought compensatory damages in the amount of $11.3 million plus pre- and post-judgment interest, attorney’s fees and costs. CCHCN and CCPN filed an amended counterclaim against AMERIGROUP Texas, Inc. seeking an amount to be determined at trial plus pre- and post-judgment interest and attorney’s fees and costs. On December 22, 2009, AMERIGROUP Corporation, AMERIGROUP Texas, Inc., CCHCN and CCPN entered into a confidential Settlement Agreement and Release resolving all claims related to the amended petition and counterclaim. The effect of this Settlement Agreement was not material to our results of operations.

Memorial Hermann Litigation

On November 21, 2007, Memorial Hermann Hospital System (“Memorial Hermann”) filed an Original Petition in the District Court of Harris County, Texas against AMERIGROUP Texas, Inc. alleging, inter alia, that AMERIGROUP Texas, Inc. failed to pay claims for healthcare services rendered to members in accordance with the terms set forth in the contract between the parties. The Original Petition asserted a breach of contract claim and requested damages in the principal amount of $723,000, plus interest, punitive damages, attorneys’ fees, costs, and other relief. On December 3, 2009, Memorial Hermann filed a Second Amended Petition asserting claims for breach of contract and quantum meruit and requesting damages in the principal amount of $38.4 million, plus pre-judgment and post-judgment interest, statutory damages, attorneys’ fees, and costs. AMERIGROUP Texas has denied that it is indebted to Memorial Hermann as alleged in the petitions. The case is currently scheduled for trial on August 23, 2010.

We believe that AMERIGROUP Texas, Inc. has substantial defenses to the claims asserted by Memorial Hermann and we intend to vigorously contest their claims. Although it is possible that the ultimate outcome of this litigation may not be favorable to us, the amount of loss, if any, is uncertain. Accordingly, we have not recorded any amounts in the Consolidated Financial Statements for unfavorable outcomes, if any, as a result of this litigation. There can be no assurances that the ultimate outcome of this litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Purchase Agreement Litigation

On October 23, 2009, AMERIGROUP Corporation and AMERIGROUP New Jersey, Inc. settled litigation with Centene and its wholly-owned subsidiary, UHP, regarding AMERIGROUP New Jersey, Inc.’s termination of an agreement to purchase certain assets of UHP. Pursuant to the terms of the confidential settlement, the parties dismissed the litigation with prejudice and an amended and modified asset purchase agreement was reinstated. The parties will move forward with the transaction contemplated by the amended and modified asset purchase agreement, as modified in connection with the settlement, and expect the transaction, which is subject to regulatory approval and other closing conditions, to close in the early part of 2010. Costs associated with the transaction and the effect of this settlement are not expected to be material to our results of operations, financial position or cash flows. We can make no assurance that entry into such business will be favorable to our results of operations, financial position or cash flows in future periods.

Other Litigation

Additionally, we are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of the information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Our executive officers, their ages and positions as of February 22, 2010, are as follows:

Name	Age	Position

James G. Carlson	57	Chairman, President and Chief Executive Officer
James W. Truess	44	Executive Vice President and Chief Financial Officer
Richard C. Zoretic	51	Executive Vice President and Chief Operating Officer
Stanley F. Baldwin	61	Executive Vice President, General Counsel and Secretary
John E. Littel	45	Executive Vice President, External Relations
Mary T. McCluskey, M.D.	51	Executive Vice President and Chief Medical Officer
Margaret M. Roomsburg	50	Senior Vice President and Chief Accounting Officer
Leon A. Root, Jr.	56	Executive Vice President and Chief Information Officer
Linda K. Whitley-Taylor	46	Executive Vice President, Human Resources

James G. Carlson joined us in April of 2003 and serves as our Chairman, President and Chief Executive Officer. From April 2003 to August 2007, Mr. Carlson was our President and Chief Operating Officer. He has served on our Board of Directors since July 2007. Mr. Carlson has 30 years of experience in health insurance, including having served as an Executive Vice President of UnitedHealth Group and President of its UnitedHealthcare business unit, which served more than 10 million members in HMO and preferred provider organization plans nationwide. Mr. Carlson also held a series of positions with increasing responsibility over 17 years with Prudential Financial, Inc.

James W. Truess joined us in July 2006 as Executive Vice President and Chief Financial Officer. Mr. Truess has worked more than 20 years in the managed care industry, including the last 12 years as a chief financial officer. Prior to joining us, from 1997 to 2006, Mr. Truess served as Chief Financial Officer and Treasurer of Group Health Cooperative, a vertically integrated healthcare system, that coordinates care and coverage to residents of Washington State and North Idaho. Mr. Truess is a CFA charterholder.

Richard C. Zoretic joined us in September of 2003 and serves as our Executive Vice President and Chief Operating Officer. From November 2005 to August 2007, he served as Executive Vice President, Health Plan Operations; and from September 2003 to November 2005, Mr. Zoretic was our Chief Marketing Officer. Mr. Zoretic has more than 29 years experience in healthcare and insurance, having served as Senior Vice President of Network Operations and Distributions at CIGNA Dental Health. Previously, he served in a variety of leadership positions at UnitedHealthcare, including Regional Operating President of United’s Mid-Atlantic operations and Senior Vice President of Corporate Sales and Marketing. Mr. Zoretic also held a series of positions with increased responsibilities over 13 years with MetLife, Inc.

Stanley F. Baldwin joined us in 1997 and serves as our Executive Vice President, General Counsel and Secretary. Mr. Baldwin is licensed to practice law in Virginia, Tennessee and Texas. Mr. Baldwin has more than 28 years of experience representing healthcare companies, 25 of which have been devoted to managed care. Prior to joining the Company, Mr. Baldwin served as a senior officer and general counsel of Epic Holdings, Inc., EQUICOR — Equitable HCA Corporation and CIGNA Healthplans, Inc. On August 4, 2009, Mr. Baldwin announced his retirement to be effective on December 31, 2010.

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

Mary T. McCluskey, M.D. joined us in September 2007 as Executive Vice President and Chief Medical Officer. From 1999 to 2007, Dr. McCluskey served in a variety of senior medical positions with increasing responsibility for Aetna Inc., a leading diversified healthcare benefits company, most recently as Chief Medical Officer, Northeast Region. Her previous positions at Aetna, Inc. included National Medical Director/Head of Clinical Cost Management and Senior Regional Medical Director, Southeast Region Dr. McCluskey received her Doctorate of Internal Medicine from St. Louis University School of Medicine in 1986 and conducted her residency at the Jewish Hospital/Washington University in St. Louis. She is board certified in Internal Medicine with active licenses in the states of Florida and Missouri.

Margaret M. Roomsburg joined us in 1996 and has served as our Senior Vice President and Chief Accounting Officer since February 1, 2007. Previously, Ms. Roomsburg served as our Controller. Ms. Roomsburg has over 29 years of experience in Accounting and Finance. Prior to joining us, Ms. Roomsburg was the Director of Finance for Value Options, Inc. Ms. Roomsburg is a certified public accountant.

Leon A. Root, Jr. joined us in May 2002 as our Senior Vice President and Chief Technology Officer and has served as our Executive Vice President and Chief Information Officer since June 2003. Prior to joining us, Mr. Root served as Chief Information Officer at Medunite, Inc., a private e-commerce company founded by Aetna Inc., Cigna Corp., PacifiCare Health Systems and five other national managed care companies. Mr. Root has over 25 years of experience in Information Technology.

Linda K. Whitley-Taylor joined us in January 2008 and serves as our Executive Vice President, Human Resources. Prior to joining us, Ms. Whitley-Taylor was Senior Vice President, Human Resources Operations with Genworth Financial, a leading global financial security company and former division of General Electric, where she was employed for 19 years.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “AGP”. The following table sets forth the range of high and low sales prices for our common stock for the period indicated.

	High	Low

2009
First quarter	$31.50	$22.26
Second quarter	32.40	25.56
Third quarter	29.01	21.34
Fourth quarter	27.49	20.87

2008
First quarter	$41.00	$25.83
Second quarter	29.51	20.77
Third quarter	28.51	19.92
Fourth quarter	29.68	16.02

On February 19, 2010, the last reported sales price of our common stock was $26.93 per share as reported on the NYSE. As of February 19, 2010, we had 60 shareholders of record.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operation of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is dependent on receiving cash dividends from our subsidiaries. Generally, state insurance regulations limit the ability of our subsidiaries to pay dividends to us.

Under the authorization of our Board of Directors, we maintain an on-going share repurchase program that allows us to repurchase up to $200.0 million of shares of the Company’s common stock. Pursuant to this on-going share repurchase program, we repurchased 2,713,567 shares of our common stock and placed them into treasury during the year ended December 31, 2009 at an average per share cost of $25.70 and an aggregate cost of $69.8 million. As of December 31, 2009, we had authorization to purchase up to an additional $162.8 million of common stock under the repurchase program. Stock repurchases may be made from time to time in the open market or in privately negotiated transactions and will be funded from unrestricted cash. We have adopted written plans pursuant to Rule 10b5-1 of the Exchange Act to effect the repurchase of a portion of shares authorized. The number of shares repurchased and the timing of the repurchases are based on the level of available cash and other factors, including market conditions, the terms of any applicable Rule 10b5-1 plans, and self-imposed blackout periods. There can be no assurances as to the exact number or aggregate value of shares that will be repurchased. The repurchase program may be suspended or discontinued at any time or from time-to-time without prior notice.

Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the period from December 31, 2004 to December 31, 2009. The graph assumes an initial investment of $100.00 in the Company’s common stock and in each of the indices and includes the reinvestment of dividends paid, if any.

The peer group index consists of Aetna Inc. (AET), Centene Corp. (CNC), Cigna Corp. (CI), Coventry Health Care Inc. (CVH), Health Net Inc. (HNT), HealthSpring Inc. (HS), Humana Inc. (HUM), Magellan Health Services Inc. (MGLN), Molina Healthcare Inc. (MOH), Unitedhealth Group Inc. (UNH), Wellcare Health Plans Inc. (WCG), and WellPoint Inc. (WLP).

In calculating the cumulative total stockholder return of the peer group index, the returns of each of the peer group companies have been weighted according to their relative stock market capitalizations.

	Value of $100 Invested Over Past 5 Years
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
AMERIGROUP Corporation	$100.00	$51.44	$94.87	$96.35	$78.03	$71.27

S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11

Peer Group	100.00	142.94	134.95	153.91	69.52	89.37

Proceeds of Equity Securities by the Issuer and Affiliated Purchasers

Set forth below is information regarding the Company’s stock repurchases during the three months ended December 31, 2009:

				Approximate
			Total number of	Dollar Value of
		Average	Shares (or Units)	Shares (or Units)
	Total Number of	Price Paid	Purchased as Part of	that May Yet Be
	Shares (or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs(2)

October 1 — October 31, 2009	105,990	$22.42	105,990	167,394,031
November 1 — November 30, 2009(1)	95,436	22.81	94,381	165,240,247
December 1 — December 31, 2009	94,844	25.24	94,844	162,846,787

Total	296,270	$23.45	295,215	162,846,787

(1)	Our 2009 Equity Incentive Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During November 2009, certain employees elected to tender 1,055 shares to the Company in payment of related withholding taxes upon vesting of restricted stock.

(2)	On August 5, 2009, the Board authorized an increase to our on-going share repurchase program allowing us to repurchase up to $200.0 million of shares of our common stock. No duration has been placed on the repurchase program and we reserve the right to discontinue the repurchase program at any time.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Selected financial data as of and for each of the years in the five-year period ended December 31, 2009 has been adjusted to reflect the changes resulting from adoption of new guidance related to convertible debt instruments effective January 1, 2009 and are derived from our Consolidated Financial Statements, which have been audited by KPMG LLP, independent registered public accounting firm. (See Note 2(q) to our audited Consolidated Financial Statements as of and for the year ended December 31, 2009 included in Item 8. of this Form 10-K.)

Reclassifications

To improve presentation and comparability, we have made certain reclassifications to our statement of operations format. Amounts previously reported in the selected financial data as of and for each of the years in the five-year period ended December 31, 2009 have been reclassified to conform to the current-year presentation.

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

We believe this new presentation is more useful to the readers of our financial statements as the remaining selling, general and administrative expenses are more reflective of core operating expenses. These reclassifications had no affect on net income for current or prior periods.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

Statement of Operations Data:
Revenues:
Premium	$5,158,989	$4,366,359	$3,835,454	$2,788,642	$2,305,962
Investment income and other	29,081	71,383	73,320	39,279	18,310

Total revenues	5,188,070	4,437,742	3,908,774	2,827,921	2,324,272

Expenses:
Health benefits	4,407,273	3,618,261	3,216,070	2,266,017	1,957,196
Selling, general and administrative	394,089	435,876	377,026	315,628	226,906
Premium tax	134,277	93,757	85,218	47,100	25,903
Depreciation and amortization	34,746	37,385	31,604	25,486	26,948
Litigation settlement	—	234,205	—	—	—
Interest	16,266	20,514	18,962	608	608

Total expenses	4,986,651	4,439,998	3,728,880	2,654,839	2,237,561

Income (loss) before income taxes	201,419	(2,256)	179,894	173,082	86,711
Income tax expense	52,140	54,350	67,667	65,976	33,060

Net income (loss)	$149,279	$(56,606)	$112,227	$107,106	$53,651

Basic net income (loss) per share	$2.89	$(1.07)	$2.13	$2.07	$1.05

Weighted average number of shares outstanding	51,647,267	52,816,674	52,595,503	51,863,999	51,213,589

Diluted net income (loss) per share	$2.85	$(1.07)	$2.08	$2.02	$1.02

Weighted average number of common shares and dilutive potential common shares outstanding	52,309,268	52,816,674	53,845,829	53,082,933	52,857,682

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents and short- and long-term investments	$1,354,634	$1,337,423	$1,067,294	$776,273	$587,106
Total assets	1,999,634	1,955,667	2,076,546	1,345,695	1,093,588
Long-term debt, less current portion	235,104	268,956	317,244	—	—
Total liabilities	1,015,190	1,083,008	1,134,652	577,110	452,034
Stockholders’ equity	984,444	872,659	941,894	768,585	641,554

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, CHIP, Medicaid expansion programs and Medicare Advantage. We operate in one business segment with a single line of business. We were founded in December 1994 with the objective of becoming the leading managed care organization in the U.S. focused on serving people who receive these types of benefits. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and the government agencies with whom we contract because of our focus solely on recipients of publicly sponsored healthcare, our medical management programs and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to healthcare benefits pursuant to agreements with applicable state and Federal government agencies. We combine medical, social and behavioral health services to help our members obtain quality healthcare in an efficient manner. Our success in establishing and maintaining strong relationships with government agencies, providers and members has enabled us to obtain new contracts and to establish and maintain a leading market position in many of the markets we serve. We continue to believe that managed healthcare remains the only proven mechanism that improves health outcomes for our members while helping our government customers manage the fiscal viability of their healthcare programs.

Summary Highlights for the Year Ended December 31, 2009

•	Total revenues increased to $5.2 billion, or 16.9%, over the year ended December 31, 2008;

•	Risk membership increased to 1,775,000, or 12.4%, compared to that as of December 31, 2008;

•	HBR of 85.4% compared to 82.9% for the year ended December 31, 2008.

•	Began providing Medicaid managed care services to TANF and CHIP populations in Nevada effective February 1, 2009;

•	Closed the transaction to sell the contract rights of the Company’s South Carolina health plan on March 1, 2009;

•	Completed the statewide rollout to individuals of New Mexico’s Coordination of Long-Term Services (“CoLTS”) program in April 2009. This program constitutes one of the Nation’s first comprehensive programs to coordinate long-term care for individuals. We are one of two organizations that provide coverage to New Mexico’s approximately 38,000 CoLTS members;

•	Repaid the outstanding debt and terminated our Credit and Guaranty Agreement (the “Credit Agreement”), decreasing our debt to total capital ratio to 19.3%; and

•	Recorded a one-time tax benefit of $22.4 million, or $0.43 per diluted share, pursuant to a pre-filing agreement with the Internal Revenue Service (“IRS”) related to the tax treatment of the previously recorded qui tam litigation settlement relating to certain marketing practices of our former Illinois subsidiary.

Our financial results for 2009 have been significantly impacted by several factors, including increased membership and elevated medical costs. Membership has increased over the prior comparable periods as a result of our entry into new markets and growth in existing markets. Much of this increased membership has come from growth in the Medicaid eligible populations.

Our medical costs have been elevated over the prior comparable period in excess of our growth in premium revenues thereby increasing our health benefits ratio over such periods. The elevated costs are primarily due to increases in outpatient services, for both new and existing members. Increased costs for emergency room services, ambulatory surgery and physician services as well as an early onset of a severe flu season related to the H1N1 virus have been the most significant drivers of increased outpatient services. The cost for healthcare benefits has also increased due in part to a larger proportion of new members who historically utilize more services during the first two quarters of membership. The rate of increase in health benefits expense as it compares to premium revenue has been higher than our experience in recent years. As such, it is difficult to predict at this time whether outpatient costs will continue to increase at the current rate or abate in 2010.

We are continually evaluating our operations and contracting arrangements with our providers in order to more effectively manage medical costs and we are working with the government agencies with which we contract to pursue appropriate premium rate increases when possible. Our ability to obtain adequate rate increases to match the increases in our medical costs is likely to be challenging in the near term because the government agencies with whom we contract continue to face potential budgetary shortfalls and there can be no assurance that we will obtain adequate premium rate increases.

Though we cannot predict the outcomes of potential legislation, if any, we anticipate the subject of healthcare reform will continue to be debated by the United States Congress and that any changes to existing Medicaid and Medicare programs could have significant impacts on our business.

Investment income on our fixed-income securities portfolio has been significantly impacted by decreased investment yields over the past year. Investment income is a significant component of our operating results and fluctuations in investment yields such as that we have experienced can have and have had a material adverse affect on our results of operations. We do not anticipate a return of investment yields to normalized levels in the near term.

Our SG&A ratio decreased due to administrative efficiencies gained through the management of costs, increased premium revenue and decreased levels of variable compensation accruals due to our financial performance.

Business Strategy

We have a disciplined approach to evaluating the operating performance of our existing markets to determine whether to exit or continue operating in each market. As a result, in the past we have and may in the future decide to exit certain markets if they do not meet our long-term business goals. We also periodically evaluate acquisition opportunities to determine if they align with our business strategy. We continue to believe acquisitions can be an important part of our long-term growth strategy.

Opportunities for Future Membership Growth

Texas

In November 2009, the Texas Health and Human Services Commission (“HHSC”) issued a request for proposal to provide managed care services for ABD clients in the Dallas and Tarrant Service Areas under the Texas Medicaid STAR+PLUS program. HHSC intends to select no less than four managed care organizations (two per service area) to serve approximately 77,000 eligibles. We submitted a bid to the HHSC on February 11, 2010. We anticipate a contract start date in May 2010 and an operational start date in early 2011. We can make no assurance that we will be awarded this contract or that such business will be favorable to our results of operations, financial position or cash flows in future periods.

Tennessee

The State of Tennessee received approval from the CMS to expand its Medicaid managed care program to long-term care recipients. The expansion program is offered through amendments to existing Medicaid managed care contracts and is effective March 1, 2010. We can make no assurance that our entry into this business will be favorable to our results of operations, financial position or cash flows in future periods.

New Jersey

On October 23, 2009, AMERIGROUP Corporation and AMERIGROUP New Jersey, Inc. settled litigation with Centene and its wholly-owned subsidiary, UHP, regarding AMERIGROUP New Jersey, Inc.’s termination of an agreement to purchase certain assets of UHP. Pursuant to the terms of the confidential settlement, the parties dismissed the litigation with prejudice and an amended and modified asset purchase agreement was reinstated. The parties will move forward with the transaction contemplated by the amended and modified asset purchase agreement, as modified in connection with the settlement, and expect the transaction, which is subject to regulatory approval and other closing conditions, to close in the early part of 2010. Costs associated with the transaction are not expected to be material to our results of operations, financial position or cash flows. We can make no assurance that entry into such business will be favorable to our results of operations, financial position or cash flows in future periods.

Other Market Updates

Florida

Effective November 1, 2009 and December 1, 2009, our Florida subsidiary, AMERIGROUP Florida, Inc., terminated its agreement and ceased participation in Lee County and Broward County, respectively, under the Company’s contract with AHCA. The decision to exit these counties was made due to the inability to obtain adequate premium rates. The exit from these counties is not expected to be material to our results of operations, financial position or cash flows in future periods.

Ohio

On October 15, 2009, our Ohio subsidiary, AMERIGROUP Ohio, Inc., notified the State of Ohio of its intent to exit the ABD program in the Southwest Region due to the inability to obtain adequate premium rates for this product. The termination was effective as of February 1, 2010. AMERIGROUP Ohio, Inc. will continue to provide services to members in the Southwest and West Central regions for the TANF Medicaid population. The exit from this program is not expected to be material to our results of operations, financial position or cash flows in future periods.

South Carolina

On March 1, 2009, our South Carolina subsidiary, AMERIGROUP Community Care of South Carolina, Inc., sold its rights to serve Medicaid members pursuant to the contract with the State of South Carolina for $5.8 million, or $0.07 per diluted share, and recorded a gain, which is included in investment income and other revenues in the accompanying Consolidated Statements of Operations, for the year ended December 31, 2009. As a result of this transaction, our South Carolina subsidiary does not currently serve any members. Certain claims run-out and transition obligations exist that will continue into 2010. Additional costs recorded and to be recorded to discontinue operations in South Carolina are not expected to be material.

Nevada

On February 1, 2009, our Nevada subsidiary, AMERIGROUP Nevada, Inc., began serving TANF and CHIP members under a contract to provide Medicaid managed care services through June 30, 2011. AMERIGROUP Nevada, Inc. is one of two organizations that provide managed care services across the urban service areas of Washoe and Clark counties. As of December 31, 2009, AMERIGROUP Nevada, Inc. served approximately 62,000 members in Nevada.

New Mexico

On August 1, 2008, our New Mexico subsidiary, AMERIGROUP New Mexico, Inc., began serving individuals in New Mexico’s CoLTS program in six counties in the Metro/Central region. In November 2008, the second phase expanded coverage to include the Southwest region. In January 2009, the third phase expanded coverage to include the Northwest region and in April 2009 the final phase of the statewide rollout was completed to include the Southeast and Northeast regions. AMERIGROUP New Mexico, Inc. is one of two organizations that provide coverage to New Mexico’s approximately 38,000 CoLTS members. As of December 31, 2009, AMERIGROUP New Mexico, Inc. served approximately 20,000 members in New Mexico.

Contingencies

Florida Medicaid Contract Dispute

Under the terms of the contract between AMERIGROUP Florida, Inc. and AHCA, AMERIGROUP Florida, Inc. is required to have a process to identify members who are pregnant or newborn members so that the newborn can be enrolled as a member of the health plan as soon as possible after birth. This process is referred to as the “Unborn Activation Process.”

Beginning in July 2008, AMERIGROUP Florida, Inc. received a series of letters from the Florida Office of the Inspector General (“IG”) and AHCA stating that AMERIGROUP Florida, Inc. had failed to comply with the Unborn Activation Process and, as a result, AHCA had paid approximately $10.6 million in Medicaid fee-for-service claims that should have been paid by AMERIGROUP Florida, Inc. The letters requested that AMERIGROUP Florida, Inc. provide documentation to evidence it’s compliance with the terms of the contract with AHCA with respect to the Unborn Activation Process. It is our belief that AHCA and the IG sent similar letters to the other Florida Medicaid managed care organizations during this time period.

In October 2008, we submitted our response to the letters. In July 2009, we received another series of letters from the IG and AHCA stating that, based on a review of our response, they had determined that AMERIGROUP Florida, Inc. did not comply with the Unborn Activation Process and assessed a penalty against AMERIGROUP Florida, Inc. in the amount of $2,500 per newborn for an aggregate amount of approximately $6.0 million. The letters further reserved AHCA’s right to pursue collection of the amount paid for the fee-for-service claims. AMERIGROUP Florida, Inc. appealed these findings and submitted documentation to evidence its compliance with, and performance under, the Unborn Activation Process requirements of the contract. On January 14, 2010 AMERIGROUP Florida, Inc. appealed AHCA’s contract interpretation that anything less than 100% compliance with the Unborn Activation Process could result in sanctions. This appeal is pending.

We believe that AMERIGROUP Florida, Inc. has substantial defenses to the claims asserted by AHCA and will defend against the claims vigorously. However, there can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

Georgia Letter of Credit

Effective July 1, 2009, we have caused to be issued a collateralized irrevocable standby letter of credit in an aggregate principal amount of approximately $17.4 million to meet certain obligations under our Medicaid contract in the State of Georgia through our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through cash held by AMGP Georgia Managed Care Company, Inc.

Legal Proceedings

We are involved in various legal proceedings in the normal course of business. Based upon our evaluation of the information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial position, results of operations or cash flows. Additionally, we have been involved in specific litigation in the current year, the details of which are disclosed in Part I, Item 3. entitled Legal Proceedings.

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

Revenue Recognition

We generate revenues primarily from premiums and ASO fees we receive from the states in which we operate to arrange for healthcare services for our TANF, CHIP, ABD and FamilyCare members. We receive premiums from CMS for our Medicare Advantage members. We recognize premium and ASO fee revenue during the period in which we are obligated to provide services to our members. A fixed amount per member per month (“PMPM”) is paid to us to arrange for healthcare services for our members pursuant to our contracts in each of our markets. These premium payments are based upon eligibility lists produced by the government agencies with whom we contract. Errors in this eligibility determination on which we rely can result in positive and negative revenue adjustments to the extent this information is adjusted by the state. Adjustments to eligibility data received from these government agencies result from retroactive application of enrollment or disenrollment of members or classification changes of members between rate categories that were not known by us in previous months due to timing of the receipt of data or errors in processing by the government agencies. These changes, while common, are not generally large. Retroactive adjustments to revenue for corrections in eligibility data are recorded in the period in which the information becomes known. We estimate the amount of outstanding retroactivity each period and adjust premium revenue accordingly, if appropriate.

In all of the states in which we operate, with the exceptions of Florida, New Mexico, Tennessee and Virginia, we are eligible to receive supplemental payments to offset the health benefits expense associated with the birth of a baby. Each state contract is specific as to what is required before payments are collectible. Upon delivery of a baby, each state is notified in accordance with contract terms. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member based on our authorization system for those services. Changes in authorization and claims data used to estimate supplemental revenues can occur as a result of changes in eligibility noted above or corrections of errors in the underlying data. Adjustments to revenue for corrections to authorization and claims data are recorded in the period in which the corrections become known.

Historically, the impact of adjustments from retroactivity, changes in authorizations and changes in claims data used to estimate supplemental revenues has represented less than 1.0% of annual revenue. This results in a negligible impact on annual earnings as changes in revenue are typically accompanied by corresponding changes in the related health benefits expense. We believe this historical experience represents what is reasonably likely to occur in future periods.

Additionally, delays in annual premium rate changes require that we defer the recognition of any increases to the period in which the premium rates become final. The time lag between the effective date of the premium rate increase and the final contract can and has been delayed one quarter or more. The value of the impact can be significant in the period in which it is recognized dependent on the magnitude of the premium rate change, the membership to which it applies and the length of the delay between the effective date and the final contract date.

Estimating Health Benefits Expense and Claims Payable

The most judgmental accounting estimate in our Consolidated Financial Statements is our liability for medical claims payable. At December 31, 2009, this liability was $529.0 million and represented 52.1% of our total consolidated liabilities. Included in this liability and the corresponding health benefits expense for IBNR claims are the estimated costs of processing such claims. Health benefits expense has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses.

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

In developing our medical claims payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For mature incurred months (generally the months prior to the most recent three months), we calculate completion factors using an analysis of claim adjudication patterns over the most recent 12-month period. A completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated as of the date of estimation. We apply the completion factors to actual claims adjudicated-to-date in order to estimate the expected amount of ultimate incurred claims for those months.

We do not believe that completion factors are fully credible for estimating claims incurred for the most recent two-to-three months which constitute the majority of the amount of the medical claims payable. Accordingly, we estimate health benefits expense incurred by applying observed medical cost trend factors to the average PMPM medical costs incurred in a more complete time period. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months for which more complete claim data is available. The average PMPM is also adjusted for known changes in hospital authorization data, provider contracting changes, changes in benefit levels, age and gender mix of members, and seasonality. The incurred estimates resulting from the analysis of completion factors, medical cost trend factors and other known changes are weighted together using actuarial judgment.

Many aspects of the managed care business are not predictable with consistency. These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, new flu strains, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our members in our assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitated, as opposed to a fee-for-service, basis. These considerations are aggregated in the medical cost trend. Other external factors that may impact medical cost trends include factors such as government-mandated benefits or other regulatory changes; catastrophes and epidemics, such as the H1N1 pandemic; or increases in membership that contribute to an increase in outpatient costs. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately establish estimates of historical completion factors or medical cost trends. Medical cost trends are potentially more volatile than other segments of the economy. Management is required to use considerable judgment in the selection of health benefits expense trends and other actuarial model inputs.

Completion factors are the most significant factors we use in developing our medical claims payable estimates for mature incurred months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical claims payable estimates for those periods as of December 31, 2009:

Completion Factor	Increase (Decrease) in
(Decrease) Increase in Factor	Medical Claims Payable(1)
(In millions)

(0.75)%	$78.0
(0.50)%	$52.0
(0.25)%	$26.0
0.25%	$(26.0)
0.50%	$(52.0)
0.75%	$(78.0)

(1)	Reflects estimated potential changes in health benefits expense and medical claims payable caused by changes in completion factors used in developing medical claims payable estimates for older periods, generally periods prior to the most recent three months.

Medical cost PMPM trend factors are generally the most significant factors we use in estimating our medical claims payable for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical claims payable estimates for the most recent three months as of December 31, 2009:

Medical Cost PMPM Trend	Increase (Decrease) in
Increase (Decrease) in Factor	Medical Claims Payable(1)
(In millions)

10.0%	$14.0
5.0%	$7.0
2.5%	$3.5
(2.5)%	$(3.5)
(5.0)%	$(7.0)
(10.0)%	$(14.0)

(1)	Reflects estimated potential changes in health benefits expense and medical claims payable caused by changes in medical costs PMPM trend data used in developing medical claims payable estimates for the most recent three months.

The analyses above include those outcomes that are considered reasonably likely based on our historical experience in estimating our medical claims payable.

Changes in estimates of medical claims payable are primarily the result of obtaining more complete claims information that directly correlates with the claims and provider reimbursement trends. Volatility in members’ needs for medical services, provider claims submission and our payment processes often results in identifiable patterns emerging several months after the causes of deviations from assumed trends. Since our estimates are based upon PMPM claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experienced medical cost trend. Deviations, whether positive or negative, between actual experience and estimates used to establish the liability are recorded in the period known.

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

The following table presents the components of the change in medical claims payable for the three years ended December 31 (in thousands):

	2009	2008	2007

Medical claims payable as of January 1	$536,107	$541,173	$385,204
Health benefits expense incurred during the year:
Related to current year	4,492,590	3,679,107	3,284,302
Related to prior years	(85,317)	(60,846)	(68,232)

Total incurred	4,407,273	3,618,261	3,216,070
Health benefits payments during the year:
Related to current year	4,007,789	3,197,732	2,769,331
Related to prior years	406,555	425,595	290,770

Total payments	4,414,344	3,623,327	3,060,101

Medical claims payable as of December 31	$529,036	$536,107	$541,173

Current year medical claims paid as a percent of current year health benefits expense incurred	89.2%	86.9%	84.3%

Health benefits expense incurred related to prior years as a percent of prior year medical claims payable as of December 31	(15.9)%	(11.2)%	(17.7)%

Health benefits expense incurred related to prior years as a percent of the prior year’s health benefits expense related to current year	(2.3)%	(1.9)%	(2.9)%

Health benefits expense incurred during the year, was reduced by approximately $85.3 million, $60.8 million and $68.2 million in the years ended December 31, 2009, 2008 and 2007, respectively, for amounts related to prior years. As noted above, the actuarial standards of practice generally require that the liabilities established for IBNR be sufficient to cover obligations under an assumption of moderately adverse conditions. We did not experience moderately adverse conditions in any of these periods. Therefore included in the amounts related to prior years are approximately $34.4 million, $37.3 million and $30.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to amounts included in the medical claims payable as of January 1 of each respective year in order to establish the liability at a level adequate for moderately adverse conditions.

The remaining reduction in health benefits expense incurred during the year, related to prior years, of approximately $50.9 million, $23.5 million and $37.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, primarily resulted from obtaining more complete claims information for claims incurred for dates of service in the prior years. We refer to these amounts as net reserve development. We experienced lower medical trend than originally estimated in part due to claims processing initiatives that yielded increased claim payment recoveries and coordination of benefits in 2009, 2008 and 2007 related to prior year dates of services for all periods. These recoveries also caused our actuarial estimates to include faster completion factors than were originally established. The faster completion factors contributed to the net favorable reserve development in each respective period.

Establishing the liabilities for IBNR associated with health benefits expense incurred during a year related to that current year, at a level sufficient to cover obligations under an assumption of moderately adverse conditions, will cause incurred health benefits expense for that current year to be higher than if IBNR was established without sufficiency for moderately adverse conditions. In the above table, the health benefits expense incurred during the year related to the current year include an assumption to cover moderately adverse conditions.

Also included in medical claims payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to contracted providers under risk-sharing arrangements.

Premium Deficiency Reserves

In addition to incurred but not paid claims, the liability for medical claims payable includes reserves for premium deficiencies, if appropriate. We review each state Medicaid and Federal Medicare contract under which we operate on a quarterly basis for any apparent premium deficiency. In doing so, we evaluate current medical cost trends, expected premium rate changes and termination clauses to determine our exposure to future losses, if any. Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums and investment income on existing medical insurance contracts. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. We did not have any premium deficiency reserves at December 31, 2009.

Income Taxes

We account for income taxes in accordance with current accounting guidance as prescribed under U.S. generally accepted accounting principles. On a quarterly basis, we estimate our required tax liability based on enacted tax rates, estimates of book to tax differences in income, and projections of income that will be earned in each taxing jurisdiction. Deferred tax assets and liabilities representing the tax effect of temporary differences between financial reporting net income and taxable income are measured at the tax rates enacted at the time the deferred tax asset or liability is recorded.

After tax returns for the applicable year are filed, the estimated tax liability is adjusted to the actual liability per the filed state and Federal tax returns. Historically, we have not experienced significant differences between our estimates of tax liability and our actual tax liability.

Similar to other companies, we sometimes face challenges from the tax authorities regarding the amount of taxes due. Positions taken on our tax returns are evaluated and benefits are recognized only if it is more likely than not that our position will be sustained on audit. Based on our evaluation of tax positions, we believe that we have appropriately accounted for potential tax exposures.

In addition, we are periodically audited by state and Federal taxing authorities and these audits can result in proposed assessments. We believe that our tax positions comply with applicable tax law and, as such, will vigorously defend these positions on audit. We believe that we have adequately provided for any reasonable foreseeable outcome related to these matters. Although the ultimate resolution of these audits may require additional tax payments, we do not anticipate any material impact to earnings.

The qui tam litigation settlement payment in 2008 had a significant impact on tax expense and the effective tax rates for 2008 and 2009 due to the fact that a portion of the settlement payment is not deductible for income tax purposes. At December 31, 2008, the estimated tax benefit associated with the qui tam litigation settlement payment was approximately $34.6 million. In June 2009, we recorded an additional $22.4 million tax benefit regarding the tax treatment of the qui tam litigation settlement under an agreement in principle with the IRS which was formalized through a pre-filing agreement with the IRS in September 2009. The pre-filing agreement program permits taxpayers to resolve tax issues in advance of filing their corporate income tax returns. We do not anticipate that there will be any further material changes to the tax benefit associated with this litigation settlement in future periods.

For further information, please reference Note 8 to our audited Consolidated Financial Statements as of and for the year ended December 31, 2009 included in Item 8. of this Form 10-K.

Investments

As of December 31, 2009, we had investments with a carrying value of $1.5 billion, primarily held in marketable debt securities. Our investments are principally classified as available-for-sale and are recorded at fair value. We exclude gross unrealized gains and losses on available-for-sale investments from earnings and report net unrealized gains or losses, net of income tax effects, as a separate component in shareholders’ equity. We continually monitor the difference between the cost and fair value of our investments. As of December 31, 2009, our investments had gross unrealized gains of $6.6 million and gross unrealized losses of $4.4 million. We evaluate investments for impairment considering the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and our intent to sell the security or the likelihood that we will be required to sell the security before recovery of the entire amortized cost. For debt securities, if we intend to either sell or determine that we will more likely than not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the debt security, we recognize the entire impairment in earnings. If we do not intend to sell the debt security and we determine that we will not more likely than not be required to sell the debt security but we do not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other causes, which are recognized in other comprehensive income. New information and the passage of time can change these judgments. We manage our investment portfolio to limit our exposure to any one issuer or market sector, and largely limit our investments to U.S. government and agency securities; state and municipal securities; and corporate debt obligations, substantially all of investment grade quality.

Goodwill and Intangible Assets

The valuation of goodwill and intangible assets at acquisition requires assumptions regarding estimated discounted cash flows and market analyses. These assumptions contain uncertainties because they require management to use judgment in selecting the assumptions and applying the market analyses to the individual acquisitions. Additionally, impairment evaluations require management to use judgment to determine if impairment of goodwill and intangible assets is apparent. We have applied a consistent methodology in both the original valuation and subsequent impairment evaluations for all goodwill and intangible assets. We do not anticipate any changes to that methodology, nor has any impairment loss resulted from our analyses other than that recognized in connection with discontinued operations in West Tennessee and the District of Columbia in the prior year. Based on our analysis, we have concluded that a margin of 152.0% in fair value in excess of the carrying value of goodwill and other intangibles exists as of December 31, 2009. If the assumptions used to evaluate the value of goodwill and intangible assets change in the future, an impairment loss may be recorded and it could be material to our results of operations in the period in which the impairment loss occurs.

Recent Accounting Standards

In May 2008, the Financial Accounting Standards Board issued new guidance related to convertible debt instruments which requires the proceeds from the issuance of convertible debt instruments that may be settled wholly or partially in cash upon conversion to be allocated between a liability component and an equity component in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The amount allocated to the equity component represents a discount to the debt, which is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The adoption of this new guidance on January 1, 2009, with retrospective application to prior periods, changed the accounting treatment for our 2.0% Convertible Senior Notes, which were issued effective March 28, 2007 (See Note 2(q) to our audited Consolidated Financial Statements as of and for the year ended December 31, 2009 included in Item 8. of this Form 10-K). To adopt the provisions of this new guidance, the fair value of the 2.0% Convertible Senior Notes was estimated, as of the date of issuance, as if they were issued without the conversion options. The difference between the fair value and the principal amounts of the 2.0% Convertible Senior Notes was $50.9 million. This amount was retrospectively applied to the financial statements from the issuance date of the 2.0% Convertible Senior Notes in 2007, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the 2.0% Convertible Senior Notes resulting in a non-cash increase to interest expense in historical and future periods.

The retrospective adoption of the provisions of this new guidance resulted in an increase to interest expense for the years ended December 31, 2008 and 2007, of $9.3 million and $6.7 million, respectively, representing the non-cash interest expense related to the amortization of the debt discount, which is in addition to $5.2 million and $3.9 million, respectively, representing cash interest expense related to the contractual coupon rate incurred in the periods. The impact, net of the related tax effects, was $0.11 and $0.08 per diluted share for the years ended December 31, 2008 and 2007, respectively.

Results of Operations

The following table sets forth selected operating ratios for the years ended December 31, 2009, 2008 and 2007. All ratios, with the exception of the health benefits ratio, are shown as a percentage of total revenues.

	Years Ended December 31,
	2009	2008	2007

Premium revenue	99.4%	98.4%	98.1%
Investment income and other	0.6	1.6	1.9

Total revenues	100.0%	100.0%	100.0%

Health benefits(1)	85.4%	82.9%	83.9%
Selling, general and administrative expenses	7.6%	9.8%	9.6%
Income (loss) before income taxes	3.9%	(0.1)%	4.6%
Net income (loss)	2.9%	(1.3)%	2.9%

(1)	The health benefits ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Summarized comparative financial information for the years ending December 31, 2009, 2008 and 2007 are as follows (dollars in millions, except per share data); (totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal):

	Years Ended December 31,			Years Ended December 31,
			% Change			% Change
	2009	2008	2009-2008	2008	2007	2008-2007

Revenues:
Premium	$5,159.0	$4,366.4	18.2%	$4,366.4	$3,835.5	13.8%
Investment income and other	29.1	71.4	(59.3)%	71.4	73.3	(2.6)%

Total revenues	5,188.1	4,437.7	16.9%	4,437.7	3,908.8	13.5%
Expenses:
Health benefits	4,407.3	3,618.3	21.8%	3,618.3	3,216.1	12.5%
Selling, general and administrative	394.1	435.9	(9.6)%	435.9	377.0	15.6%
Premium tax	134.3	93.8	43.2%	93.8	85.2	10.0%
Depreciation and amortization	34.7	37.4	(7.1)%	37.4	31.6	18.3%
Litigation settlement	—	234.2	*	234.2	—	*
Interest	16.3	20.5	(20.7)%	20.5	19.0	8.2%

Total expenses	4,986.7	4,440.0	12.3%	4,440.0	3,728.9	19.1%

Income (loss) before income taxes	201.4	(2.3)	*	(2.3)	179.9	*
Income tax expense	52.1	54.4	(4.1)%	54.4	67.7	(19.7)%

Net income (loss)	$149.3	$(56.6)	*	$(56.6)	$112.2	*

Diluted net income (loss) per common share	$2.85	$(1.07)	*	$(1.07)	$2.08	*

*	Not meaningful

Revenues

Premium revenue for the year ended December 31, 2009 increased $792.6 million, or 18.2%. The increase was primarily due to two factors: (1) entry into new markets including the New Mexico market under the CoLTS program commencing with six counties in August 2008 and completing a full statewide rollout in April 2009 and entry into the Nevada market in February 2009; and (2) significant increases in full-risk membership driven by a surge in Medicaid eligibility in our existing products and markets partially due to the increase in unemployment as a result of current macroeconomic conditions. We expect membership increases to continue into 2010.

Premium revenue for the year ended December 31, 2008 increased $530.9 million, or 13.8%. The increase was primarily due to the full year impact of operations in Tennessee which commenced in April 2007 as well as premium rate and yield increases in that market and entry into the New Mexico market under the CoLTS program beginning in August 2008. The remaining growth in 2008 is a result of premium rate increases and yield increases resulting from changes in membership mix across many of our markets. Lastly, in 2008 both the Tennessee and Georgia markets benefited from retroactive premium rate adjustments related to operations in 2007 of approximately $35.5 million and $10.4 million, respectively.

The following table sets forth the approximate number of members we served in each state as of December 31, 2009, 2008 and 2007. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	December 31,
Market	2009	2008	2007

Texas(1)	505,000	455,000	460,000
Georgia	249,000	206,000	211,000
Florida	236,000	237,000	206,000
Tennessee(2)	195,000	187,000	356,000
Maryland	194,000	169,000	152,000
New Jersey	118,000	105,000	98,000
New York	114,000	110,000	112,000
Nevada	62,000	—	—
Ohio	60,000	58,000	54,000
Virginia	35,000	25,000	24,000
New Mexico	20,000	11,000	—
South Carolina(3)	—	16,000	—
District of Columbia(4)	—	—	38,000

Total	1,788,000	1,579,000	1,711,000

(1)	Membership includes approximately 13,000 members each in 2009 and 2007 under ASO contracts. There were no ASO contracts in effect as of December 31, 2008.

(2)	Membership includes approximately 170,000 members under an ASO contract in 2007. This contract terminated October 31, 2008.

(3)	The contract with South Carolina terminated March 1, 2009 concurrent with the sale of our rights under the contract.

(4)	The contract with the District of Columbia terminated June 30, 2008.

As of December 31, 2009, our total membership increased by 209,000 members, or 13.2%, to 1,788,000 members from 1,579,000 as of December 31, 2008. Our risk membership increased to 1,775,000, or 12.4%, as of December 31, 2009 compared to 1,579,000 as of December 31, 2008. The increase is primarily a result of membership growth in the majority of our products and markets driven by a surge in Medicaid eligibility, which we believe was driven by high unemployment and general adverse economic conditions. Additionally, our entry into the Nevada market in February 2009 and the commencement of the CoLTS program in New Mexico in August 2008 contributed to our membership growth.

At December 31, 2009, we served members who received healthcare benefits through contracts with the regulatory entities in the jurisdictions in which we operate. For the year ended December 31, 2009, the Texas contract represented approximately 25.0% of premium revenues and a significantly higher percentage of our net income. The Maryland, Tennessee, Georgia and Florida contracts individually accounted for over 10.0% of premium revenues. Our state contracts have terms that are generally one-to-two-years in length, some of which contain optional renewal periods at the discretion of the individual states. Some contracts also contain a termination clause with notification periods ranging from 30 to 180 days. At the termination of these contracts, re-negotiation of terms or the requirement to enter into a re-bidding or re-procurement process is required to execute a new contract. If these contracts were not renewed on favorable terms to us, our financial position, results of operations or cash flows could be materially adversely affected.

Our investment portfolio generated approximately $22.4 million in pre-tax income for the year ended December 31, 2009 compared to $50.9 million in 2008. The decrease is primarily a result of decreased rates of return on fixed income securities due to current market interest rates. We anticipate that our effective yield will remain at or below the current rate as of December 31, 2009 for the foreseeable future, which will result in similar or reduced returns on our investment portfolio in future periods. The performance of our investment portfolio is interest rate driven and, consequently, changes in interest rates affect our returns on, and the fair value of, our portfolio which could materially adversely affect our results of operations or liquidity in future periods.

Other revenue for the year ended December 31, 2009, decreased $13.8 million to $6.7 million compared to $20.5 million for the year ended December 31, 2008. Included in other revenue for the year ended December 31, 2009 is the approximate $5.8 million gain on the sale of the South Carolina contract rights. Included in other revenue for the year ended December 31, 2008 is the ASO revenue from the West Tennessee contract which concluded on October 31, 2008. Revenues from this contract totaled approximately $19.3 million for the year ended December 31, 2008.

Health Benefits Expense

Expenses relating to health benefits for the year ended December 31, 2009, increased $789.0 million, or 21.8%, to $4.4 billion compared to $3.6 billion for the year ended December 31, 2008. HBR increased to 85.4% for the year ended December 31, 2009 compared to 82.9% for the prior year. The increase in health benefits expense as it compares to premium revenue for the year ended December 31, 2009 resulted primarily from increased outpatient costs experienced across the majority of our markets and membership base. We believe these increased outpatient costs are related to increased utilization and intensity of services. The primary drivers of the increase in outpatient costs were emergency room services, ambulatory surgery and physician services. While health benefits expense increased commensurate with the significant increase in our membership, it was further increased by the larger proportion of new members. Historical experience indicates that new members generally utilize more services during the first two quarters of enrollment. Additionally, our 2009 results reflect a significant increase in flu-related costs. We believe this increase is directly related to the onset of a severe off-season flu outbreak associated with the H1N1 virus, which has been noted to be particularly virulent among children, pregnant women, and other high-risk populations, all of whom together represent a significant portion of our membership. Additionally, our entry into the New Mexico market, with a higher HBR due to the benefit structure of the CoLTS program, contributed to the increase in HBR overall. In total, the increases in health benefits expense exceeded growth in premium revenues, thereby negatively impacting HBR for the year ended December 31, 2009.

Expenses relating to health benefits for the year ended December 31, 2008 increased $402.2 million, or 12.5%. The HBR for the year ended December 31, 2008 was 82.9% compared to 83.9% in 2007. Our 2008 results compared to 2007 reflect a decrease in the HBR primarily as a result of retroactive premium rate adjustments in Tennessee and Georgia, totaling approximately $45.9 million, in addition to premium rate increases and yield increases in our other markets.

Selling, General and Administrative Expenses (“SG&A”)

SG&A decreased $41.8 million, or 9.6%, to $394.1 million for the year ended December 31, 2009 compared to $435.9 million for the year ended December 31, 2008. Our SG&A as a percentage of total revenues for the year ended December 31, 2009 was 7.6% compared to 9.8% in 2008. The decrease in the SG&A ratio is primarily a result of reductions in salary and benefits expenses. In 2009, variable compensation was lower due to decreases in our variable compensation accruals related to our operating results. The decrease in the SG&A ratio was also the result of leverage gained through an increase in premium revenue through new market expansion and existing market growth and the termination of our ASO contract in West Tennessee October 1, 2008.

SG&A increased $58.9 million, or 15.6%, for the year ended December 31, 2008 compared to 2007. Our SG&A ratio for the year ended December 31, 2008 was 9.8% compared to 9.6% in 2007. The increase in SG&A was primarily due to an increase in salaries and benefits primarily due to wage rate increases, increases in employee healthcare benefit expenses, and increased earnings-based compensation as a result of favorable operating performance as well as the write-off of goodwill related to our market exits in West Tennessee and the District of Columbia.

Premium Tax Expense

Premium taxes were $134.3 million, $93.8 million and $85.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in premium tax expense in 2009 compared to 2008 is a result of the commencement of the CoLTS program in New Mexico in August 2008, entry into Nevada in February 2009, adoption of premium tax in the State of New York effective January 2009, a premium tax rate increase in Tennessee effective July 2009 and growth in premium revenues across all markets where premium tax is levied. These increases were partially offset by the termination of premium tax in the State of Georgia in October 2009. The increase in premium tax expense in 2008 compared to 2007 is a result of our entry into New Mexico in August 2008 and growth in premium revenues in the markets where premium tax is levied.

Depreciation and Amortization Expense

Depreciation and amortization expense was $34.7 million, $37.4 million and $31.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease from 2008 to 2009 is primarily a result of decreased amortization of debt issuance costs relating to the term loan repaid in July 2009. The increase in depreciation and amortization expense in 2008 compared to 2007 was a result of an increase in fixed assets and accelerated amortization of debt issuance costs due to significant principal payments on the term loan in 2008.

Litigation Settlement

On August 13, 2008, we settled a qui tam litigation relating to certain marketing practices of our former Illinois health plan for a cash payment of $225.0 million without any admission of wrong-doing by us or our subsidiaries or affiliates. We also paid approximately $9.2 million to the relator for legal fees. Both payments were made during the three months ended September 30, 2008. As a result, we recorded a one-time expense in the amount of $234.2 million, or $199.6 million net of the related tax effects, in the year ended December 31, 2008 and reported a net loss. In June 2009, we recorded a $22.4 million tax benefit regarding the tax treatment of the settlement under an agreement in principle with the IRS which was formalized through a pre-filing agreement with the IRS in September 2009. The pre-filing agreement program permits taxpayers to resolve tax issues in advance of filing their corporate income tax returns. We do not anticipate that there will be any further material changes to the tax benefit associated with this settlement in future periods.

Interest Expense

Interest expense was $16.3 million, $20.5 million and $19.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in interest expense in 2009 compared to 2008 is a result of scheduled and voluntary payments resulting in payment in full of all outstanding balances under our Credit Agreement as of July 2009, as well as fluctuating interest rates for previous borrowings under the Credit Agreement. The decrease in interest expense in 2008 compared to 2007 is a result of decreased interest rates in 2008 compared to 2007 and principal payments on outstanding borrowings under the Credit Agreement reducing the balance on which interest was paid.

Provision for Income Taxes

Income tax expense for 2009 and 2008 was $52.1 million and $54.4 million, respectively. The effective tax rate for the year ended December 31, 2009 was significantly decreased due to a pre-filing agreement reached with the IRS in 2009 regarding the tax treatment of the 2008 qui tam litigation settlement payment resulting in an additional tax benefit of $22.4 million over what was recorded in 2008. Additionally, the effective tax rate excluding this benefit decreased due to the decrease in the blended state income tax rate compared to 2008.

The effective tax rate for the year ended December 31, 2008 was significantly impacted by the non-deductible portion of the qui tam litigation settlement payment.

Income tax expense for 2007 was $67.7 million with an effective tax rate of 37.6%.

Net Income (Loss)

Net income for 2009 was $149.3 million, or $2.85 per diluted share, compared to a net loss of $56.6 million, or $1.07 per diluted share in 2008. Net income for 2007 was $112.2 million or $2.08 per diluted share. Net income increased from 2008 to 2009 and decreased from 2007 to 2008 primarily as a result of the one-time expense recorded in 2008 in connection with the settlement of the qui tam litigation equal to $234.2 million before the related tax benefit. The trend in earnings of the underlying business reflects a higher HBR due to increased outpatient costs, flu-related costs as well as increased utilization and intensity of services for the year ended December 31, 2009 compared to December 31, 2008. For the year ended December 31, 2008 compared to December 31, 2007, the impact of the litigation settlement was mitigated in part by a lower HBR due to retroactive premium adjustments.

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, and cash flows from operations. As of December 31, 2009, we had cash and cash equivalents of $505.9 million, short- and long-term investments of $848.7 million and restricted investments on deposit for licensure of $102.8 million. Cash, cash equivalents, and investments which are unregulated totaled $232.0 million at December 31, 2009.

Financing Activities

Credit Agreement

We previously maintained a Credit Agreement that provided both a secured term loan and a senior secured revolving credit facility. On July 31, 2009, we paid the remaining balance of the secured term loan. Effective August 21, 2009, we terminated the Credit Agreement and related Pledge and Security Agreement. We had no outstanding borrowings under the Credit Agreement as of the effective date of termination.

Convertible Senior Notes

As of December 31, 2009, we had $260.0 million outstanding in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012. In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the 2.0% Convertible Senior Notes and common stock issuable upon conversion. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The

2.0% Convertible Senior Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

Upon conversion of the 2.0% Convertible Senior Notes, we will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, we have the option to settle the excess with cash, shares of our common stock, or a combination thereof based on a daily conversion value, as defined in the Indenture. The initial conversion rate for the 2.0% Convertible Senior Notes will be 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of our common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of 2.0% Convertible Senior Notes that elects to convert their 2.0% Convertible Senior Notes in connection with such fundamental change.

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

Stock Repurchase Program

Under the authorization of our Board of Directors, we maintain an on-going share repurchase program that allows us to repurchase up to $200.0 million of shares of our common stock from and after August 5, 2009. Pursuant to this on-going share repurchase program, we repurchased 2,713,567 shares of our common stock at an average per share cost of approximately $25.70 and an aggregate cost of $69.8 million and placed them into treasury during the year ended December 31, 2009. As of December 31, 2009, we had authorization to purchase up to an additional $162.8 million of common stock under the repurchase program.

Cash and Investments

Cash from operations was $147.0 million for the year ended December 31, 2009 compared to $74.3 million for the year ended December 31, 2008. The increase in cash flows was primarily due to cash flows generated by an increase in net income as a result of the prior year litigation settlement resulting in a net loss for the year ended December 31, 2008. Additionally, 2009 net income benefited from a tax adjustment to decrease income tax related to a pre-filing agreement reached in 2009 regarding the deductibility of the 2008 settlement.

This increase was offset in part by a decrease in cash flows generated by working capital changes of $120.4 million. Cash used in operating activities for working capital changes was $55.7 million for the year ended December 31, 2009 compared to cash provided by operating activities for working capital changes of $64.7 million for the year ended December 31, 2008. The decrease in cash provided by working capital changes primarily resulted from a net decrease in cash provided through changes in accounts payable, accrued expenses and other current liabilities of $49.3 million primarily due to payments in 2009 of prior year variable compensation accruals at amounts exceeding that accrued for the year ended December 31, 2009 and changes in the experience rebate accrual under our contract with the State of Texas. Additionally, working capital changes attributable to changes in prepaid expenses, provider and other receivables and other current assets decreased $43.5 million primarily as a result of the timing of tax payments year-over-year and the accrual of pharmacy rebates.

Cash used in investing activities was $296.6 million for the year ended December 31, 2009 compared to cash provided by investing activities of $307.2 million for the year ended December 31, 2008. The change resulted primarily from net purchases of investments during the year ended December 31, 2009 compared to net proceeds from the release of restricted investments held as collateral during the year ended December 31, 2008. We currently anticipate total capital expenditures for 2010 to be between approximately $30.0 million and $40.0 million related primarily to technological infrastructure development and enhancement of core systems to increase scalability and efficiency.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of December 31, 2009, our investment portfolio consisted primarily of fixed-income securities. The weighted-average maturity is approximately 25 months excluding our auction rate securities which are discussed below. We utilize investment vehicles such as auction rate securities, commercial paper, certificates of deposit, corporate bonds, debt securities of government sponsored entities, Federally insured corporate bonds, money market funds, municipal bonds and U.S. Treasury securities. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted-average taxable equivalent yield on consolidated investments as of December 31, 2009 was approximately 1.14%. As of December 31, 2009, we had total cash and investments of approximately $1.5 billion.

The following table shows the types, percentages and average Standard and Poor’s ratings of our holdings within our investment portfolio at December 31, 2009:

		Average S&P
	%	Rating

Auction rate securities	3.9%	AA+
Cash, bank deposits and commercial paper	2.8%	A1+
Certificates of deposit	6.6%	AAA
Corporate bonds	14.5%	A+
Debt obligations of government sponsored entities, Federally insured corporate bonds, municipal bonds and U.S. Treasury securities	43.9%	AAA
Money market funds	28.3%	AAA

	100.0%	AA+

Effective July 1, 2009, we began reporting all of the debt securities in our investment portfolio as available-for-sale, other than certain auction rate securities subject to a forward contract, discussed below, that continue to be classified as trading securities. The change resulted in the transfer to available-for-sale of $397.4 million in held-to-maturity securities and $80.8 million in held-to-maturity investments-on-deposit, with unrealized gains of $4.6 million and $0.5 million, respectively and the transfer to available-for-sale of $26.9 million in held-to-maturity securities and $17.7 million in held-to-maturity investments-on-deposit, with unrealized losses of $0.2 million and $0.1 million, respectively. The unrealized gains and losses, net of the related tax effects, were recorded to accumulated other comprehensive income. The decision to reclassify the securities as available-for-sale is intended to provide us with the opportunity to improve liquidity and increase investment returns through prudent investment management while providing financial flexibility in determining whether to hold those securities to maturity.

As of December 31, 2009, $56.8 million of our investments were comprised of auction rate securities issued by student loan corporations which are public, non-profit entities established by various state governments. Liquidity for these auction rate securities historically was provided by an auction process which allowed holders to sell their notes and the interest rate was reset at pre-determined intervals, usually every 28 or 35 days. Since early 2008, auctions for these auction rate securities have failed and there is no assurance that auctions for these securities will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. As we cannot predict the timing of future successful auctions, if any, our auction rate securities are classified as long-term investments. The weighted-average life of our auction rate securities portfolio, based on the final maturity, is approximately 23 years. We currently have the intent to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments.

Our auction rate securities are classified as either available-for-sale or trading securities and reflected at fair value. In periods prior to 2008, due to the auction process which took place every 28-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under the current guidance related to fair value measurements. However, the auction events for these securities failed during early 2008 and have not resumed. Observable and relevant market data for valuing auction rate securities is limited at this time. Due to these events, we reclassified these instruments as Level 3 during 2008 and recorded a temporary unrealized decline in fair value to accumulated other comprehensive income of $6.4 million at that time. For the year ended December 31, 2009, we have recorded an unrealized gain of $2.2 million to accumulated other comprehensive income as a result of moderate recoveries in fair value for auction rate securities classified as available-for-sale. We currently believe that the net unrealized loss position that remains at December 31, 2009 is primarily due to liquidity concerns and not the creditworthiness of the underlying issuers. In addition, our holdings of auction rate securities represented less than four percent of our total cash, cash equivalent, and investment balance at December 31, 2009, which we believe allows us sufficient time for the securities to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our fair value estimates and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive income. We will re-evaluate each of these factors as market conditions change in subsequent periods.

During the fourth quarter of 2008, we entered into a forward contract with a registered broker-dealer, at no cost to us, for auction rate securities with a fair value of $10.8 million as of December 31, 2009. This forward contract provides us with the ability to sell these auction rate securities to the registered broker-dealer at par within a defined timeframe, beginning June 2010. These securities are classified as trading securities because we do not intend to hold these securities until final maturity. Trading securities are carried at fair value with changes in fair value recorded in earnings. A realized gain of $1.1 million was recorded to earnings for the year ended December 31, 2009, related to these trading securities. The value of the forward contract of $1.2 million was estimated using a discounted cash flow analysis taking into consideration the creditworthiness of the counterparty to the agreement.

The forward contract is included in other long-term assets. As the trading securities increased in value, a corresponding decrease in fair value for the forward contract of $0.8 million for the year ended December 31, 2009 was recorded to earnings.

Cash used in financing activities was $107.7 million for the year ended December 31, 2009 compared to $105.8 million for the year ended December 31, 2008. The increase in cash used in financing activities for the year ended December 31, 2009 primarily related to an increase of $39.1 million in funds used to repurchase our common stock under our share repurchase program partially offset by a $39.7 million decrease in repayments of borrowings under our credit agreement, which was terminated effective August 21, 2009.

We believe that existing cash and investment balances and cash flow from operations will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at December 31, 2009 was 19.3%. The financial markets have experienced periods of volatility and disruption since 2008. Future volatility and disruption is possible and unpredictable. In the event we need access to additional capital, our ability to obtain such capital may be limited and the cost of any such capital may be significantly higher than in past periods depending on the market condition and our financial position at the time we pursue additional financing.

The principal of our 2.0% Convertible Senior Notes may be repaid with proceeds from debt or equity financing, existing cash and investments, or a combination thereof. If we determine that debt or equity financing is appropriate, our operations at the time we enter the credit or equity markets cannot be predicted and may cause our access to these markets to be limited. Additionally, any disruptions in the credit markets similar to that of the recent recession could further limit our flexibility in planning for, or reacting to, changes in our business and industry and addressing our future capital requirements.

Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms. This could restrict our ability to: (1) acquire new businesses or enter new markets, (2) service or refinance our existing debt, (3) make necessary capital investments, (4) maintain statutory net worth requirements in the states in which we do business, and (5) make other expenditures necessary for the ongoing conduct of our business.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include HMOs, one HIC and one PHSP. HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of December 31, 2009, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls during 2010 using unregulated cash, cash equivalents and investments. We believe, as a result, that we will continue to be in compliance with these requirements at least through the end of 2010.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs and other entities bearing risk for healthcare coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from (a) requiring insurers to submit a comprehensive plan to the state insurance commissioner to (b) requiring the state insurance commissioner to place the insurer under regulatory control. Eight of our eleven states have adopted RBC as the measure of required surplus. At December 31, 2009, our consolidated RBC ratio for these states is estimated to be over 375% which compares to the required level of 200%, the level at which regulatory action would be initiated. In the remaining states, we have approximately 3 times the state required surplus level. Although not all states had adopted these rules at December 31, 2009, at that date, each of our active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

Contractual Obligations

The following table summarizes our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments at December 31, 2009 (in thousands):

Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter

Long-term obligations	$273,000	$5,200	$5,200	$262,600	$—	$—	$—
Operating lease obligations	84,130	14,944	14,173	13,205	8,560	6,648	26,600

Total contractual obligations	$357,130	$20,144	$19,373	$275,805	$8,560	$6,648	$26,600

Operating Lease Obligations.  Our operating lease obligations are primarily for payments under non-cancelable office space leases.

Long-term Obligations.  Long-term obligations include amounts due under our 2.0% Convertible Senior Notes which mature May 15, 2012.

Off-Balance Sheet Arrangements

We have no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships. Effective July 1, 2009, we have caused to be issued a collateralized irrevocable standby letter of credit in an aggregate principal amount of approximately $17.4 million to meet certain obligations under our Medicaid contract in the State of Georgia through our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through investments held by AMGP Georgia Managed Care Company, Inc.

Commitments

As of December 31, 2009, the Company has no commitments.

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

Our Consolidated Financial Statements include a certain amount of assets whose fair values are subject to market risk. Due to our significant investment in fixed-maturity investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. In addition, the credit markets experienced significant disruptions in 2008 and 2009. Liquidity on many financial instruments contracted, the creditworthiness of many issuers has fluctuated, and defaults have increased, along with other disruptions. While we do not believe we have experienced material adverse changes in the value of our cash, cash equivalents and investments, further disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our results of operations, liquidity, financial position or cash flows.

As of December 31, 2009, substantially all of our investments were in high quality securities that have historically exhibited good liquidity which include auction rate securities, commercial paper, certificates of deposit, corporate bonds, debt securities of government sponsored entities, Federally insured corporate bonds, money market funds, municipal bonds and U.S. Treasury securities.

The fair value of our fixed maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed maturity investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time to time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of December 31, 2009, an increase of 1.0% in interest rates on securities with maturities greater than one year would reduce the fair value of our marketable securities portfolio by approximately $8.8 million. Conversely, a reduction of 1.0% in interest rates on securities with maturities greater than one year would increase the fair value of our marketable securities portfolio by approximately $9.0 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1.0% change in interest rates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMERIGROUP Corporation:

We have audited the accompanying consolidated balance sheets of AMERIGROUP Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and consolidated statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERIGROUP Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible debt securities in 2009 due to the adoption of FASB Staff Position APB 14-1 (included in FASB ASC 470-20-65-1) and retrospectively adjusted previous financial statements and has changed its method of recognizing and measuring uncertain tax positions due to the adoption of FASB Interpretation No. 48 (included in FASB ASC Topic 740), as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMERIGROUP Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
Norfolk, VA
February 22, 2010

Item 8.	Financial Statements and Supplementary Data

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$505,915	$763,272
Short-term investments	137,523	97,466
Premium receivables	104,867	86,595
Deferred income taxes	26,361	25,347
Provider and other receivables	33,083	27,468
Prepaid expenses and other	14,233	14,813

Total current assets	821,982	1,014,961
Long-term investments	711,196	476,685
Investments on deposit for licensure	102,780	94,978
Property, equipment and software, net	101,002	103,747
Other long-term assets	13,398	15,949
Goodwill	249,276	249,347

Total assets	$1,999,634	$1,955,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$529,036	$536,107
Accounts payable	4,685	6,810
Unearned revenue	98,298	82,588
Accrued payroll and related liabilities	37,311	62,469
Accrued expenses and other	89,967	108,342
Current portion of long-term debt	—	506

Total current liabilities	759,297	796,822
Long-term convertible debt	235,104	225,130
Long-term debt, less current portion	—	43,826
Deferred income taxes	8,430	3,391
Other long-term liabilities	12,359	13,839

Total liabilities	1,015,190	1,083,008

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 50,638,474 and 52,673,363 at December 31, 2009 and 2008, respectively	546	539
Additional paid-in capital	494,735	466,926
Accumulated other comprehensive income (loss)	1,354	(4,022)
Retained earnings	590,632	441,353

	1,087,267	904,796
Less treasury stock at cost (3,956,560 and 1,207,510 shares at December 31, 2009 and December 31, 2008, respectively)	(102,823)	(32,137)

Total stockholders’ equity	984,444	872,659

Total liabilities and stockholders’ equity	$1,999,634	$1,955,667

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except for per share data)

Revenues:
Premium	$5,158,989	$4,366,359	$3,835,454
Investment income and other	29,081	71,383	73,320

Total revenues	5,188,070	4,437,742	3,908,774

Expenses:
Health benefits	4,407,273	3,618,261	3,216,070
Selling, general and administrative	394,089	435,876	377,026
Premium tax	134,277	93,757	85,218
Depreciation and amortization	34,746	37,385	31,604
Litigation settlement	—	234,205	—
Interest	16,266	20,514	18,962

Total expenses	4,986,651	4,439,998	3,728,880

Income (loss) before income taxes	201,419	(2,256)	179,894
Income tax expense	52,140	54,350	67,667

Net income (loss)	$149,279	$(56,606)	$112,227

Net income (loss) per share:
Basic net income (loss) per share	$2.89	$(1.07)	$2.13

Weighted average number of common shares outstanding	51,647,267	52,816,674	52,595,503

Diluted net income (loss) per share	$2.85	$(1.07)	$2.08

Weighted average number of common shares and dilutive potential common shares outstanding	52,309,268	52,816,674	53,845,829

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity
	(Dollars in thousands)

Balances at January 1, 2007	52,272,824	$523	$391,566	$—	$376,547	1,728	$(51)	$768,585
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	881,089	9	11,653	—	—	—	—	11,662
Compensation expense related to share-based payments	—	—	11,879	—	—	—	—	11,879
Tax benefit from exercise of stock options	—	—	4,664	—	—	—	—	4,664
Common stock redeemed for payment of employee taxes	(23,985)	—	—	—	—	23,985	(821)	(821)
Purchase of convertible note hedge instruments	—	—	(52,702)	—	—	—	—	(52,702)
Deferred tax asset related to convertible note hedge instruments	—	—	19,343	—	—	—	—	19,343
Sale of warrant instruments	—	—	25,662	—	—	—	—	25,662
Cumulative effect of adoption of guidance on accounting for uncertainty in income taxes	—	—	—	—	9,185	—	—	9,185
Cumulative effect of adoption of guidance on accounting for convertible debt instruments that may be settled in cash upon conversion	—	—	32,210	—	—	—	—	32,210
Net income	—	—	—	—	112,227	—	—	112,227

Balances at December 31, 2007	53,129,928	532	444,275	—	497,959	25,713	(872)	941,894
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	725,232	7	10,241	—	—	—	—	10,248
Compensation expense related to share-based payments	—	—	10,381	—	—	—	—	10,381
Tax benefit from exercise of stock options	—	—	2,034	—	—	—	—	2,034
Common stock redeemed for payment of employee taxes	(18,770)	—	—	—	—	18,770	(618)	(618)
Common stock repurchases	(1,163,027)	—	—	—	—	1,163,027	(30,647)	(30,647)
Deferred tax asset related to convertible note hedge instruments	—	—	(5)	—	—	—	—	(5)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(4,022)	—	—	—	(4,022)
Net loss	—	—	—	—	(56,606)	—	—	(56,606)

Balances at December 31, 2008	52,673,363	539	466,926	(4,022)	441,353	1,207,510	(32,137)	872,659
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	714,161	7	11,034	—	—	—	—	11,041
Compensation expense related to share-based payments	—	—	15,936	—	—	—	—	15,936
Tax benefit from exercise of stock options	—	—	842	—	—	—	—	842
Common stock redeemed for payment of employee taxes and stock option exercises	(35,483)	—	—	—	—	35,483	(935)	(935)
Common stock repurchases	(2,713,567)	—	—	—		2,713,567	(69,751)	(69,751)
Deferred tax asset related to convertible note hedge instruments	—	—	(3)	—	—	—	—	(3)
Unrealized gain on held-to-maturity investment portfolio at time of transfer to available-for-sale, net of tax	—	—	—	3,030	—	—	—	3,030
Unrealized gain on available-for-sale securities, net of tax	—	—	—	2,346	—	—	—	2,346
Net income	—	—	—	—	149,279	—	—	149,279

Balances at December 31, 2009	50,638,474	$546	$494,735	$1,354	$590,632	3,956,560	$(102,823)	$984,444

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$149,279	$(56,606)	$112,227
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,746	37,385	31,604
Loss on disposal or abandonment of property, equipment and software	585	644	67
Deferred tax expense (benefit)	818	(288)	(4,652)
Compensation expense related to share-based payments	15,936	10,381	11,879
Convertible debt non-cash interest	9,974	9,344	6,671
Impairment of goodwill	—	8,808	—
Gain on sale of contract rights	(5,810)	—	—
Other	(167)	(441)	—
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Premium receivables	(18,272)	(3,655)	(19,346)
Prepaid expenses, provider and other receivables and other current assets	(2,310)	41,183	(18,499)
Other assets	(1,146)	788	(2,577)
Claims payable	(7,071)	(5,066)	155,969
Accounts payable, accrued expenses, and other current liabilities	(43,758)	5,557	39,464
Unearned revenue	15,710	26,651	29,821
Other long-term liabilities	(1,480)	(409)	8,112

Net cash provided by operating activities	147,034	74,276	350,740

Cash flows from investing activities:
Proceeds from sale of trading securities	5,850	—	—
Purchase of trading securities	—	(17,850)	—
Proceeds from sale of available-for-sale securities	299,239	121,039	683,740
Purchase of available-for-sale securities	(648,670)	(78,864)	(667,225)
Proceeds from redemption of held-to-maturity securities	273,125	617,025	524,458
Purchase of held-to-maturity securities	(194,851)	(644,431)	(521,098)
Purchase of property, equipment and software	(29,738)	(37,034)	(40,334)
Proceeds from redemption of investments on deposit for licensure	72,164	68,404	63,339
Purchase of investments on deposit for licensure	(79,574)	(73,897)	(84,313)
Proceeds from sale of contract rights	5,810	—	—
Purchase price adjustment received	—	1,500	—
Purchase of restricted investments held as collateral	—	—	(402,812)
Release of restricted investments held as collateral	—	351,318	51,494
Purchase of convertible note hedge instruments	—	—	(52,702)
Proceeds from sale of warrant instruments	—	—	25,662
Purchase of contract rights and related assets	—	—	(11,733)

Net cash (used in) provided by investing activities	(296,645)	307,210	(431,524)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	—	260,000
Borrowings under credit facility	—	—	351,318
Repayment of borrowings under credit facility	(44,318)	(84,028)	(222,293)
Payment of debt issuance costs	—	—	(11,732)
Net (decrease) increase in bank overdrafts	(2,492)	2,192	(1,097)
Payment of capital lease obligations	—	(368)	(842)
Customer funds administered	(2,725)	(5,259)	—
Proceeds from exercise of stock options and employee stock purchases	10,698	10,248	11,662
Repurchase of common stock shares	(69,751)	(30,647)	—
Tax benefit related to exercise of stock options	842	2,034	4,664

Net cash (used in) provided by financing activities	(107,746)	(105,828)	391,680

Net (decrease) increase in cash and cash equivalents	(257,357)	275,658	310,896
Cash and cash equivalents at beginning of year	763,272	487,614	176,718

Cash and cash equivalents at end of year	$505,915	$763,272	$487,614

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,302	$12,832	$10,073

Cash paid for income taxes	$51,745	$27,977	$77,931

Supplemental disclosures non-cash information:
Common stock redeemed for payment of employee taxes and stock option exercises	$(935)	$(618)	$(821)

Transfer of held-to-maturity securities to available-for-sale securities	$424,237	$—	$—

Transfer of held-to-maturity investments on deposit to available-for-sale investments on deposit	$98,458	$—	$—

Unrealized gain on held-to-maturity portfolio at time of transfer to available-for-sale, net of tax	$3,030	$—	$—

Unrealized gain (loss) on available-for-sale securities, net of tax	$2,346	$(4,022)	$—

Cumulative effect of adoption of guidance on accounting for uncertainty in income taxes	$—	$—	$9,185

Cumulative effect of adoption of guidance on accounting for convertible debt instruments that may be settled in cash upon conversion	$—	$—	$32,210

Deferred tax asset related to convertible note hedge instruments	$(3)	$(5)	$19,343

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollars in thousands, except for per share data)

(1)	Corporate Organization and Principles of Consolidation

(a)	Corporate Organization

AMERIGROUP Corporation, a Delaware corporation, through its wholly-owned subsidiaries, is a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly sponsored programs, including Medicaid, Children’s Health Insurance Program (“CHIP”), Medicaid expansion and Medicare Advantage. AMERIGROUP Corporation and subsidiaries are collectively referred to as “the Company”.

AMERIGROUP Corporation was incorporated in 1994 and began operations of its wholly owned subsidiaries to develop, own and operate as managed healthcare companies. The Company operates in one business segment with a single line of business.

(b)	Principles of Consolidation

The Consolidated Financial Statements include the financial statements of AMERIGROUP Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period to prepare these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. As discussed in Note 2 (m), these estimates and assumptions are particularly sensitive when recording claims payable and health benefits.

(d)	Reclassifications

To improve presentation and comparability, the Company has made certain reclassifications to its Consolidated Statements of Operations format and certain reclassifications to prior year amounts to conform to the current year presentation.

•	The experience rebate related to a contract with the State of Texas has been reclassified out of selling, general and administrative expenses and is now reflected as a reduction to premium revenue. The experience rebate amounts reflected as a reduction to premium revenue were $51,727, $78,264, and $36,756, respectively, for the years ended December 31, 2009, 2008 and 2007.

•	Premium tax has been reclassified out of selling, general and administrative expenses and is now reported on a separate line following selling, general and administrative expenses and before depreciation and amortization. By isolating premium tax, the impacts of changing business volumes on premium tax expense will become more apparent.

The Company believes this new presentation is more useful to the readers of its financial statements as the remaining selling, general and administrative expenses are more reflective of core operating expenses. These reclassifications had no affect on net income for current or prior periods. Certain other reclassifications have been made to prior year amounts to conform to the current year presentation.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Summary of Significant Accounting Policies and Practices

(a)	Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash equivalents of $481,171 and $711,826 at December 31, 2009 and 2008, respectively. Cash equivalents at December 31, 2009 consisted of money market funds, certificates of deposit, debt securities of government sponsored entities, commercial paper, municipal bonds and corporate bonds. Cash equivalents at December 31, 2008 consisted of commercial paper and money market funds.

(b)	Short and Long-Term Investments and Investments on Deposit for Licensure

Short and long-term investments and investments on deposit for licensure at December 31, 2009 and 2008 consisted of investment vehicles such as auction rate securities, commercial paper, certificates of deposit, corporate bonds, debt securities of government sponsored entities, Federally insured corporate bonds, money market funds, municipal bonds and U.S. Treasury securities. The Company considers all investments with original maturities greater than three months but less than or equal to twelve months to be short-term investments. Debt securities are classified as either trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are carried at fair value and changes in fair value are recorded in earnings. All other securities not included in trading are classified as available-for-sale. Available-for-sale securities are carried at fair value with changes in fair value reported in other comprehensive income until realized through the sale or maturity of the security or at the time at which an other-than-temporary-impairment is determined. The states in which the Company operates prescribe the types of instruments in which the Company’s subsidiaries may invest their funds.

Effective July 1, 2009, the Company began reporting all of the debt securities in its investment portfolio as available-for-sale, other than certain auction rate securities subject to a forward contract that continue to be classified as trading securities. The decision to reclassify the securities as available-for-sale is intended to provide the Company with the opportunity to improve liquidity and increase investment returns through prudent investment management while providing financial flexibility in determining whether to hold those securities to maturity. Additional information regarding the reclassification of debt securities is included in Note 4, Short and Long-Term Investments and Investments on Deposit for Licensure.

(c)	Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, premium receivables, provider and other receivables, prepaid expenses, other current assets, claims payable, accounts payable, unearned revenue, accrued payroll and related liabilities, and accrued expenses and other current liabilities:   These financial instruments are carried at cost which approximates fair value because of the short maturity of these items.

Short-term investments, long-term investments, investments on deposit for licensure, cash surrender value of life insurance policies (included in other long-term assets) and forward contracts related to certain auction rate securities (included in other long-term assets):   Fair values for these items are determined based on quoted market prices or discounted cash flow analyses.

Convertible Senior Notes:  The estimated fair value of the Company’s 2.0% Convertible Senior Notes is determined based upon quoted market prices.

Additional information regarding fair value measurements is included in Note 3, Fair Value Measurements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Depreciation and amortization expense on property and equipment was $15,506, $16,321 and $16,372 for the years ended December 31, 2009, 2008 and 2007, respectively. The estimated useful lives are as follows:

Leasehold improvements	3-15 years
Furniture and fixtures	7 years
Equipment	3-5 years

(e)	Software

Software is stated at cost less accumulated amortization. Software is amortized over its estimated useful life of three to ten years, using the straight-line method. Amortization expense on software was $16,392, $14,255 and $9,543 for the years ended December 31, 2009, 2008 and 2007, respectively.

(f)	Goodwill and Other Intangibles

Goodwill represents the excess of cost over fair value of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have indefinite useful lives are not amortized, but instead tested for impairment at least annually. The Company performs its annual impairment review of goodwill and indefinite lived intangible assets at December 31 and when a triggering event occurs between annual impairment tests.

(g)	Other Assets

Other assets include cash on deposit for payment of claims under administrative services only (“ASO”) arrangements, deposits, debt issuance costs, cash surrender value of life insurance policies, forward contract rights related to certain auction rate securities and other amortizable intangible assets acquired in a business combination. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

(h)	Income Taxes

Income taxes are accounted for in accordance with U.S. generally accepted accounting principles. On a quarterly basis, the tax liability is estimated based on enacted tax rates, estimates of book-to-tax differences in income, and projections of income that will be earned in each taxing jurisdiction. Deferred tax assets and liabilities representing the tax effect of temporary differences between financial reporting net income and taxable income are measured at the tax rates enacted at the time the deferred tax asset or liability is recorded.

After tax returns for the applicable year are filed, the estimated tax liability is adjusted to the actual liability per the filed state and Federal tax returns. Historically, the Company has not experienced significant differences between its estimates of tax liability and its actual tax liability.

Similar to other companies, the Company sometimes faces challenges from the tax authorities regarding the amount of taxes due. Positions taken on the tax returns are evaluated and benefits are recognized only if it is more likely than not that the position will be sustained on audit. Based on the Company’s evaluation of tax positions, it is believed that potential tax exposures have been recorded appropriately.

In addition, the Company is periodically audited by state and Federal taxing authorities and these audits can result in proposed assessments. The Company believes that its tax positions comply with applicable tax law and, as

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such, will vigorously defend its positions on audit. The Company believes that it has adequately provided for any reasonable foreseeable outcome related to these matters. Although the ultimate resolution of these audits may require additional tax payments, it is not anticipated that any additional tax payments would have a material impact to earnings.

The qui tam litigation settlement payment in 2008 (See Note 8) had a significant impact on tax expense and the effective tax rates for 2009 and 2008 due to the fact that a portion of the settlement payment is not deductible for income tax purposes. At December 31, 2008, the estimated tax benefit associated with the qui tam settlement payment was $34,566. In June 2009, the Company recorded an additional $22,449 tax benefit under an agreement in principle with the Internal Revenue Service (“IRS”) which was formalized through a pre-filing agreement with the IRS in September 2009. The pre-filing agreement program permits taxpayers to resolve tax issues in advance of filing their corporate income tax returns. The Company does not anticipate that there will be any further material changes to the tax benefit associated with this litigation settlement in future periods.

(i)	Premium Tax

Taxes based on premium revenues are currently paid by all of the Company’s health plan subsidiaries except the states of Georgia, Florida and Virginia. The State of Georgia repealed its premium tax levy effective October 1, 2009. Prior to the repeal of premium tax, our Georgia subsidiary was subject to premium tax at 5.5% of revenue. As of December 31, 2009, premium taxes range from 2.0% to 7.5% of revenue or are calculated on a per member per month basis.

(j)	Stock-Based Compensation

Stock-based compensation expense related to share-based payments are recorded in accordance with U.S. generally accepted accounting principles, whereby it is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally quarterly over four years.

(k)	Premium Revenue

Premium revenue is recorded based on membership and premium information from each government agency with whom the Company contracts to provide services. Premiums are due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to members. Premium payments from contracted government agencies are based on eligibility lists produced by the government agencies. Adjustments to eligibility lists produced by the government agencies result from retroactive application of enrollment or disenrollment of members or classification changes between rate categories. The Company estimates the amount of retroactive premium owed to or from the government agencies each period and adjusts premium revenue accordingly. In all of the states in which the Company operates, except Florida, New Mexico, Tennessee and Virginia, the Company is eligible to receive supplemental payments for newborns and/or obstetric deliveries. Each state contract is specific as to what is required before payments are generated. Upon delivery of a newborn, each state is notified according to the contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to the Company’s member. Additionally, in some states, supplemental payments are received for certain services such as high cost drugs and early childhood prevention screenings. Any amounts that have been earned and have not been received from the state by the end of the period are recorded on the balance sheet as premium receivables.

Additionally, delays in annual premium rate changes require that the Company defer the recognition of any increases to the period in which the premium rates become final. The time lag between the effective date of the premium rate increase and the final contract can and has been delayed one quarter or more. The value of the impact

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

can be significant in the period in which it is recognized dependent on the magnitude of the premium rate change, the membership to which it applies and the length of the delay between the effective date and the final contract date.

(l)	Experience Rebate Payable

Experience rebate payable, included in accrued expenses and other current liabilities, consists of estimates of amounts due under contracts with the State of Texas. These amounts are computed based on a percentage of the contract profits as defined in the contract with the State. The profitability computation includes premium revenue earned from the State less paid medical and administrative costs incurred and estimated unpaid claims payable for the applicable membership. The unpaid claims payable estimates are based on historical payment patterns using actuarial techniques. A final settlement is generally made 334 days after the contract period ends using paid claims data and is subject to audit by the State of Texas any time thereafter. Any adjustment made to the experience rebate payable as a result of final settlement is included in current operations.

(m)	Claims Payable

Accrued medical expenses for claims associated with the provision of services to the Company’s members (including hospital inpatient and outpatient services, physician services, pharmacy and other ancillary services) include amounts billed and not paid and an estimate of costs incurred for unbilled services provided. These estimates are principally based on historical payment patterns while taking into consideration variability in those patterns using actuarial techniques. In addition, claims processing costs are accrued based on an estimate of the costs necessary to process unpaid claims. Claims payable are reviewed and adjusted periodically and, as adjustments are made, differences are included in current operations.

The following table presents the components of the change in medical claims payable for the years ended December 31:

	2009	2008	2007

Medical claims payable as of January 1	$536,107	$541,173	$385,204
Health benefits expense incurred during the year:
Related to current year	4,492,590	3,679,107	3,284,302
Related to prior years	(85,317)	(60,846)	(68,232)

Total incurred	4,407,273	3,618,261	3,216,070
Health benefits payments during the year:
Related to current year	4,007,789	3,197,732	2,769,331
Related to prior years	406,555	425,595	290,770

Total payments	4,414,344	3,623,327	3,060,101

Medical claims payable as of December 31	$529,036	$536,107	$541,173

Current year medical claims paid as a percent of current year health benefits expense incurred	89.2%	86.9%	84.3%

Health benefits expense incurred related to prior years as a percent of prior year medical claims payable as of December 31	(15.9)%	(11.2)%	(17.7)%

Health benefits expense incurred related to prior years as a percent of the prior year’s health benefits expense related to current year	(2.3)%	(1.9)%	(2.9)%

Health benefits expense incurred during the year was reduced by approximately $85,300, $60,800 and $68,200 in the years ended December 31, 2009, 2008 and 2007, respectively, for amounts related to prior years. Actuarial

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standards of practice generally require that the liabilities established for accrued medical expenses be sufficient to cover obligations under an assumption of moderately adverse conditions. Moderately adverse conditions were not experienced in any of these periods. Therefore included in the amounts related to prior years are approximately $34,400, $37,300 and $30,400 for the years ended December 31, 2009, 2008 and 2007, respectively, related to amounts included in the medical claims payable as of January 1 of each respective year in order to establish the liability at a level adequate for moderately adverse conditions.

The remaining reduction in health benefits expense incurred during the year, related to prior years, of approximately $50,900, $23,500 and $37,800 for the years ended December 31, 2009, 2008 and 2007, respectively, primarily resulted from obtaining more complete claims information for claims incurred for dates of service in the prior years. These amounts are referred to as net reserve development. We experienced lower medical trend than originally estimated in part due to claims processing initiatives that yielded increased claim payment recoveries and coordination of benefits in 2009, 2008 and 2007 related to prior year dates of services for all periods. These recoveries also caused the actuarial estimates to include faster completion factors than were originally established. The faster completion factors contributed to the net favorable reserve development in each respective period.

(n)	Stop-loss Coverage

Stop-loss premiums, net of recoveries, are included in health benefits expense in the accompanying Consolidated Statements of Operations.

(o)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. No impairment of long-lived assets was recorded in 2009, 2008 or 2007.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the fair value of a reporting unit is determined and compared to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation on a business acquisition. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. As a result of the Company’s exit from the West Tennessee and District of Columbia markets in 2008, impairment losses of $71 and $8,808 were recorded during the years ended December 31, 2009 and 2008, respectively, related to goodwill. No impairment of goodwill was recorded in 2007.

(p)	Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential common shares and has been computed by dividing net income

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(loss) by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include all outstanding stock options, convertible debt securities and warrants after applying the treasury stock method to the extent the potential common shares are dilutive.

(q)	Recent Accounting Standards

Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. Beginning in September 2009, all existing accounting standard documents, excluding rules and interpretive releases of the Securities and Exchange Commission (“SEC”) considered authoritative Generally Accepted Accounting Principles (“GAAP”) for SEC registrants, were superseded and the FASB Accounting Standards Codificationtm (“ASC”) became the single source of authoritative GAAP recognized by the FASB for nongovernmental entities. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FASB accounting standard issuances are now issued as amendments to the ASC and referred to as Accounting Standards Updates. The adoption of the ASC had no impact on our financial position, results of operations or cash flows.

Fair Value

In April 2009, the FASB issued new guidance related to fair value measurements and disclosures which provides additional guidance for determining whether a market for a financial asset or liability that historically was active is no longer active and whether transactions or quoted prices may not be determinative of fair value. This new guidance also provides additional guidelines on the major categories for which equity and debt securities disclosures are to be presented and amends existing disclosure requirements to require disclosure in interim and annual financial statements of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this new guidance in 2009 did not impact the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued new guidance related to the recognition and presentation of other-than-temporary-impairments (“OTTI”). This new guidance expands the disclosure requirements in interim and annual financial statements for both debt and equity securities to enable users of the financial statements to understand the types of securities held, including information about investments in an unrealized loss position, the reasons that a portion of an OTTI of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total OTTI that was recognized in earnings. This new guidance requires that if an entity intends to sell, or more likely than not will be required to sell, a debt security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings. If neither of these factors applies, the portion of the OTTI representing the credit loss shall be recognized in earnings and the remaining portion of the OTTI shall be recognized in other comprehensive income. The adoption of this new guidance in 2009 did not impact the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued new guidance permitting the deferral until fiscal years beginning after November 15, 2008 of applying previously issued fair value measurement guidance to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The application of the fair value measurement guidance to nonrecurring nonfinancial assets and nonrecurring nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as of January 1, 2009 did not impact the Company’s financial position, results of operations or cash flows.

Convertible Debt Instruments

In June 2008, the FASB issued new guidance for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The new guidance provides that an entity should use a two-step approach to

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this new guidance in 2009 did not impact the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued new guidance related to convertible debt instruments which requires the proceeds from the issuance of convertible debt instruments that may be settled wholly or partially in cash upon conversion to be allocated between a liability component and an equity component in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The amount allocated to the equity component represents a discount to the debt, which is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The Company’s adoption of this new guidance on January 1, 2009, with retrospective application to prior periods, changed the accounting treatment for its 2.0% Convertible Senior Notes, which were issued effective March 28, 2007 (See Note 9). To adopt the provisions of this new guidance, the fair value of the 2.0% Convertible Senior Notes was estimated, as of the date of issuance, as if they were issued without the conversion options. The difference between the fair value and the principal amounts of the 2.0% Convertible Senior Notes was $50,885. This amount was retrospectively applied to the financial statements from the issuance date of the 2.0% Convertible Senior Notes in 2007, and recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the 2.0% Convertible Senior Notes resulting in a non-cash increase to interest expense in historical and future periods.

The retrospective adoption of the provisions of this new guidance resulted in an increase to interest expense for the years ended December 31, 2008 and 2007, of $9,344 and $6,671, respectively, representing the non-cash interest expense related to the amortization of the debt discount, which is in addition to $5,200 and $3,900, respectively, representing cash interest expense related to the contractual coupon rate incurred in the periods.

The following table reflects the amortization of the debt discount (non-cash interest) component and the contractual interest (cash interest) component for the 2.0% Convertible Senior Notes for each of the years presented subsequent to the retrospective adoption of the provisions of the new guidance described above:

	Years Ended December 31,
	2009	2008	2007

Interest expense:
Non-cash interest	$9,974	$9,344	$6,671
Cash interest	5,200	5,200	3,900

Total interest expense	$15,174	$14,544	$10,571

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the Company’s previously reported amounts, along with the adjusted amounts as required by the provisions of the new guidance described above:

	Years Ended December 31,
	2008			2007
			Effect of			Effect of
	As Reported	As Adjusted	Change	As Reported	As Adjusted	Change

Consolidated Statements of Operations:
Interest expense	$11,170	$20,514	$9,344	$12,291	$18,962	$6,671
Income (loss) before income taxes	7,088	(2,256)	(9,344)	186,565	179,894	(6,671)
Income tax expense	57,750	54,350	(3,400)	70,115	67,667	(2,448)
Net (loss) income	(50,662)	(56,606)	(5,944)	116,450	112,227	(4,223)
Basic net (loss) income per share	(0.96)	(1.07)	(0.11)	2.21	2.13	(0.08)
Diluted net (loss) income per share	(0.96)	(1.07)	(0.11)	2.16	2.08	(0.08)

	December 31, 2008
			Effect of
	As Reported	As Adjusted	Change

Consolidated Balance Sheet:
Deferred income tax assets	$34,645	$25,347	$(9,298)
Long-term convertible debt	260,000	225,130	(34,870)
Deferred income tax liabilities	—	3,391	3,391
Additional paid-in capital	434,578	466,926	32,348
Retained earnings	451,520	441,353	(10,167)

The following table provides additional information about the 2.0% Convertible Senior Notes as required by the provisions:

	December 31,
	2009	2008

Carrying amount of the equity component	$50,885	$50,885
Principal amount of the liability component	$260,000	$260,000
Unamortized discount of the liability component	$24,896	$34,870
Net carrying amount of the liability component	$235,104	$225,130
Remaining amortization period of discount	29 months	41 months
Conversion price per share	42.53	42.53
Number of shares to be issued upon conversion	6,112,964	6,112,964
Effective interest rate on liability component	6.74%	6.74%

Other

In May 2009, the FASB issued new guidance related to subsequent events which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption of this guidance in 2009 did not impact the Company’s financial position, results of operations or cash flows.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued new guidance on business combinations which establishes principles and requirements for how an acquirer determines and recognizes in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired and disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued additional guidance requiring an acquirer to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, then the acquirer follows the recognition criteria in previously issued guidance on accounting for contingencies to determine whether the contingency should be recognized as of, or after, the acquisition date. The adoption of this new guidance in 2009 did not impact the Company’s financial position, results of operations or cash flows; however, future acquisitions will be accounted for under this guidance.

(r)	Risks and Uncertainties

The Company’s profitability depends in large part on accurately predicting and effectively managing health benefits expense. Premium and benefit structure is continually reviewed to reflect the underlying claims experience and revised actuarial data; however, several factors could adversely affect the health benefits expense. Certain of these factors, which include changes in healthcare practices, cost trends, inflation, new technologies, major epidemics or pandemics, natural disasters and malpractice litigation, are beyond any health plan’s control and could adversely affect the Company’s ability to accurately predict and effectively control healthcare costs. Costs in excess of those anticipated could have a material adverse effect on the Company’s results of operations.

At December 31, 2009, the Company served members who received healthcare benefits through contracts with the regulatory entities in the jurisdictions in which it operates. For the year ended December 31, 2009, the Texas contract represented approximately 25.0% of premium revenues and a significantly higher percentage of our net income. The Maryland, Tennessee, Georgia and Florida contracts individually accounted for over 10.0% of premium revenues. The Company’s state contracts have terms that are generally one-to-two-years in length, some of which contain optional renewal periods at the discretion of the individual state. Some contracts also contain a termination clause with notification periods ranging from 30 to 180 days. At the termination of these contracts, re-negotiation of terms or the requirement to enter into a re-bidding or re-procurement process is required to execute a new contract. If these contracts were not renewed on favorable terms to the Company, the Company’s financial position, results of operations or cash flows could be materially adversely affected.

(s)	Change in Estimate

During the first quarter of 2009, the Company established an estimate for pharmacy rebates which the Company expects to receive, associated with pharmaceuticals that have been dispensed to members. Previously, the Company recognized pharmacy rebates when payment was received. The receipt of rebate payments generally lags the period in which the pharmaceuticals were actually dispensed. With the more recent availability of stable historical information, the Company believes a reliable basis for estimation of the rebates exists. This change resulted in a one-time reduction to health benefits expense of approximately $8,000, or $0.10 per diluted share net of the related tax effect.

(t)	Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through February 22, 2010, the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were filed with the SEC.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Fair Value Measurements

Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets

The Company’s assets measured at fair value on a recurring basis at December 31, 2009 and 2008 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$481,171	$481,171	$—	$—
Trading securities	10,835	—	—	10,835
Auction rate securities (available-for-sale)	46,003	—	—	46,003
Available-for-sale securities	894,661	473,670	420,991	—
Forward contract related to auction rate securities	1,165	—	—	1,165

Total assets measured at fair value	$1,433,835	$954,841	$420,991	$58,003

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$763,272	$763,272	$—	$—
Auction rate securities	71,640	—	—	71,640
Forward contract related to auction rate securities	2,014	—	—	2,014

Total assets measured at fair value	$836,926	$763,272	$—	$73,654

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the years ended December, 31 2009 and 2008:

	2009	2008
	Auction	Auction
	Rate	Rate
	Securities	Securities

Balance at beginning of period	$73,654	$—
Transfers to Level 3	—	92,550
Total net unrealized gains (losses) included in other comprehensive income	2,225	(6,372)
Total net realized gains (losses) included in earnings	224	(224)
Settlements	(18,100)	(12,300)

Balance at end of period	$58,003	$73,654

At December 31, 2009 and 2008, the Company did not elect the fair value option available under current guidance for any financial assets and liabilities that were not required to be measured at fair value.

The Company has invested in auction rate securities that are classified as either available-for-sale or trading securities which are reflected at fair value and included in long-term investments in the accompanying Consolidated Balance Sheets. The auction rate securities held by the Company at December 31, 2009 and 2008, totaling $56,838 and $71,640, respectively, were securities issued by student loan corporations which are public, non-profit entities established by various state governments. The majority of the student loans backing these securities fall under the Federal Family Education Loan program which is supported and guaranteed by the United States Department of Education. For the years ended December 31, 2009 and 2008, an unrealized gain of $2,225 and an unrealized loss of $6,372, respectively, was recorded to accumulated other comprehensive income and accumulated other comprehensive loss, respectively as a result of changes in fair value for auction rate securities classified as available-for-sale. These securities, with a net unrealized loss of $4,147 at December 31, 2009, continue to be held at fair values that are below the purchased value of the investments due primarily to the decreased liquidity of the investments and not as a result of decreases in creditworthiness of the issuers. As the Company does not intend to sell these securities prior to maturity and as it is not likely that the Company will be required to sell these securities, the net unrealized losses are deemed temporary. Any future fluctuation in the fair value related to these securities that the Company deems to be temporary, including any additional recoveries of previous write-downs, will be recorded to accumulated other comprehensive income. If it is determined that any future valuation adjustment is other than temporary and the Company continues to believe it will hold the security to maturity, the amount of other than temporary impairment related to credit losses will be recognized in earnings.

The auction events for these securities failed during early 2008 and have not resumed. Therefore, the estimated fair values of these securities have been determined utilizing a discounted cash flow analysis as of December 31, 2009 and 2008. These analyses consider, among other items, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data. As the timing of future successful auctions, if any, cannot be predicted, available-for-sale auction rate securities are classified as long-term. During the fourth quarter of 2008, the Company entered into a forward contract with a registered broker dealer, at no cost, for auction rate securities with a fair value of $10,835 and $15,612 as of December 31, 2009 and 2008, respectively. This forward contract provides the Company with the ability to sell these auction rate securities to the registered broker-dealer at par within a defined timeframe, beginning June 2010. These securities are classified as trading securities because the Company does not intend to hold these securities until final maturity. Trading securities are carried at fair value with changes in fair value recorded in earnings. For the years ended December 31, 2009 and 2008, a realized gain of $1,073 and a realized loss of $2,238, respectively, was recorded to earnings related to these trading securities. The value of the forward contract at December 31, 2009 and 2008, of $1,165 and $2,014, respectively, was estimated

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using a discounted cash flow analysis taking into consideration the creditworthiness of the counterparty to the agreement. The forward contract is included in other long-term assets. As the trading securities increased in value for the year ended December 31, 2009, a corresponding decrease in fair value of $849 for the forward contract was recorded to earnings. For the year ended December 31, 2008, a gain in fair value of $2,014 was recorded to earnings related to the forward contract.

Liabilities

The estimated fair value of the Company’s 2.0% Convertible Senior Notes is determined based upon quoted market prices. As of December 31, 2009, the fair value of the borrowings under the 2.0% Convertible Notes was $246,025 compared to the face value of $260,000.

(4)	Short and Long-Term Investments and Investments on Deposit for Licensure

Effective July 1, 2009, the Company began reporting all of the debt securities in its investment portfolio as available-for-sale, other than certain auction rate securities subject to a forward contract that continue to be classified as trading securities. The change resulted in the transfer to available-for-sale of $397,369 in held-to-maturity securities and $80,761 in held-to-maturity investments on deposit, with unrealized gains of $4,648 and $464, respectively, and the transfer to available-for-sale of $26,868 in held-to-maturity securities and $17,697 in held-to-maturity investments on deposit, with unrealized losses of $193 and $54, respectively. The unrealized gains and losses, net of the related tax effects, were recorded to accumulated other comprehensive income.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity short-term investments were as follows at December 31, 2009 and 2008:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2009:
Available-for-sale securities (carried at fair value):
Certificates of deposit	$25,000	$5	$—	$25,005
Commercial paper	8,989	3	—	8,992
Corporate bonds	5,605	4	1	5,608
Debt securities of government sponsored entities	80,246	37	10	80,273
Municipal bonds	17,643	5	3	17,645

Total short-term investments	$137,483	$54	$14	$137,523

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2008:
Held-to-maturity securities (carried at amortized cost):
Corporate bonds	$13,985	$2	$99	$13,888
Debt securities of government sponsored entities	83,481	644	—	84,125

Total short-term investments	$97,466	$646	$99	$98,013

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity long-term investments were as follows at December 31, 2009 and 2008:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2009:
Available-for-sale securities (carried at fair value):
Auction rate securities, maturing between one year and five years	$4,000	$—	$231	$3,769
Auction rate securities, maturing in greater than ten years	46,150	—	3,916	42,234
Corporate bonds, maturing within one year	40,117	623	—	40,740
Corporate bonds, maturing between one year and five years	162,017	1,898	99	163,816
Debt securities of government sponsored entities, maturing within one year	87,000	831	11	87,820
Debt securities of government sponsored entities, maturing between one year and five years	163,326	1,141	28	164,439
Federally insured corporate bonds, maturing within one year	22,040	316	—	22,356
Federally insured corporate bonds, maturing between one year and five years	24,200	459	7	24,652
Municipal bonds, maturing within one year	4,969	13	—	4,982
Municipal bonds, maturing between one year and five years	15,271	138	6	15,403
Municipal bonds, maturing between five years and ten years	32,632	300	57	32,875
Municipal bonds, maturing in greater than ten years	94,366	415	5	94,776
U.S. Treasury securities, maturing between one years and five years	2,499	—	—	2,499

Total long-term investments	$698,587	$6,134	$4,360	$700,361

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2008:
Available-for-sale securities (carried at fair value):
Auction rate securities, maturing between one year and five years	$4,000	$—	$390	$3,610
Auction rate securities, maturing in greater than ten years	58,400	—	5,982	52,418

Total available-for-sale long-term investments	$62,400	$—	$6,372	$56,028

Held-to-maturity securities (carried at amortized cost):
Corporate bonds, maturing within one year	$20,962	$—	$1,115	$19,847
Corporate bonds, maturing between one year and five years	26,602	8	326	26,284
Debt securities of government sponsored entities, maturing within one year	17,212	255	—	17,467
Debt securities of government sponsored entities, maturing between one year and five years	301,010	4,775	29	305,756
Federally insured corporate bonds, maturing between one year and five years	39,259	731	—	39,990

Total held-to-maturity long-term investments	$405,045	$5,769	$1,470	$409,344

The purchase amount, realized gains, realized losses and fair value for trading securities held at December 31, 2009 and 2008 were as follows:

	Purchase	Realized	Realized	Fair
	Amount	Gains	Losses	Value

2009:
Trading securities (carried at fair value):
Auction rate securities, maturing in greater than ten years	$12,000	$—	$1,165	$10,835

	Purchase	Realized	Realized	Fair
	Amount	Gains	Losses	Value

2008:
Trading securities (carried at fair value):
Auction rate securities, maturing in greater than ten years	$17,850	$—	$2,238	$15,612

As a condition for licensure by various state governments to operate health maintenance organizations (“HMOs”), health insuring corporations (“HICs”) or prepaid health services plans (“PHSPs”), the Company is required to maintain certain funds on deposit, in specific dollar amounts based on either formulas or set amounts, with or under the control of the various departments of insurance. The Company purchases interest-based

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments with a fair value equal to or greater than the required dollar amount. The interest that accrues on these investments is not restricted and is available for withdrawal. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for these available-for-sale and held-to-maturity securities were as follows at December 31, 2009 and 2008:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2009:
Cash	$414	$—	$—	$414
Certificates of deposit, maturing within one year	11,150	—	—	11,150
Money market funds	21,978	—	—	21,978
Available-for-sale securities (carried at fair value):
Debt securities of government sponsored entities, maturing within one year	935	—	1	934
Debt securities of government sponsored entities, maturing between one year and five years	49,262	285	38	49,509
U.S. Treasury securities, maturing within one year	16,189	8	13	16,184
U.S. Treasury securities, maturing between one year and five years	2,460	151	—	2,611

Total	$102,388	$444	$52	$102,780

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2008:
Cash	$479	$—	$—	$479
Money market funds	39,924	—	—	39,924
Held-to-maturity securities (carried at amortized cost):
Debt securities of government sponsored entities, maturing within one year	937	13	—	950
Debt securities of government sponsored entities, maturing between one year and five years	34,901	341	—	35,242
Debt securities of government sponsored entities, maturing between five years and ten years	102	6	—	108
U.S. Treasury securities, maturing within one year	15,368	173	—	15,541
U.S. Treasury securities, maturing between one year and five years	2,678	110	—	2,788
U.S. Treasury securities, maturing between five years and ten years	589	11	—	600

Total	$94,978	$654	$—	$95,632

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair value of the Company’s available-for-sale and held-to-maturity securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

2009:
Available-for-sale securities (carried at fair value):
Auction rate securities	$—	$—	—	$46,003	$4,147	13
Corporate bonds	40,971	100	32	—	—	—
Debt securities of government sponsored entities	44,881	88	13	—	—	—
Federally insured corporate bond	4,076	7	1	—	—	—
Municipal bonds	17,771	71	7	—	—	—
U.S. Treasury securities	9,420	13	2	—	—	—

Total temporarily impaired securities	$117,119	$279	55	$46,003	$4,147	13

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

2008:
Available-for-sale securities (carried at fair value):
Auction rate securities	$56,028	$6,372	17	$—	$—	—
Held-to-maturity securities (carried at amortized cost):
Corporate bonds	54,579	1,540	22	—	—	—
Debt securities of government sponsored entities	4,980	29	3	—	—

Total temporarily impaired securities	$115,587	$7,941	42	$—	$—	—

The temporary declines in value at December 31, 2009 and 2008, are primarily due to fluctuations in short-term market interest rates and the lack of liquidity of auction rate securities. Auction rate securities that have been in an unrealized loss position for greater than 12 months have experienced losses due to the lack of liquidity for these instruments, not as a result of impairment of the underlying debt securities. Additionally, the Company does not intend to sell these securities prior to maturity and it is not likely that the Company will be required to sell these securities prior to maturity; therefore, there is no indication of other than temporary impairment for these securities.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Property, Equipment and Software, Net

Property, equipment and software, net at December 31, 2009 and 2008 is summarized as follows:

	2009	2008

Leasehold improvements	$33,799	$33,134
Furniture and fixtures	21,169	21,791
Equipment	67,691	71,890
Software	135,036	117,908

	257,695	244,723
Less accumulated depreciation and amortization	(156,693)	(140,976)

	$101,002	$103,747

(6)	Market Updates

(a)	New Jersey

On October 23, 2009, AMERIGROUP Corporation and AMERIGROUP New Jersey, Inc. settled litigation with Centene Corporation (“Centene”) and its wholly-owned subsidiary, University Health Plans, Inc. (“UHP”), regarding AMERIGROUP New Jersey, Inc.’s termination of an agreement to purchase certain assets of UHP. Pursuant to the terms of the confidential settlement, the parties dismissed the litigation with prejudice and an amended and modified asset purchase agreement was reinstated. The parties will move forward with the transaction contemplated by the asset purchase agreement, as modified in connection with the settlement, and expect the transaction, which is subject to regulatory approval and other closing conditions, to close in the early part of 2010. Costs associated with the transaction are not expected to be material to the Company’s results of operations, financial position or cash flows.

(b)	South Carolina

AMERIGROUP Corporation’s South Carolina subsidiary, AMERIGROUP Community Care of South Carolina, Inc. was licensed as a HMO and became operational in November 2007 with the Temporary Assistance for Needy Families population, followed by a separate CHIP contract in May 2008. On March 1, 2009, AMERIGROUP Community Care of South Carolina, Inc. sold its rights to serve Medicaid members pursuant to the contract with the State of South Carolina for $5,810, and recorded a gain, which is included in investment income and other revenues for the year ended December 31, 2009. As a result of this transaction, the Company’s South Carolina subsidiary does not currently serve any members. Certain claims run-out and transition obligations exist that will continue into 2010. Costs recorded and additional costs to be recorded to discontinue operations in South Carolina are not expected to be material to the Company’s results of operations, financial position or cash flows in future periods.

(c)	West Tennessee

On November 1, 2007, AMERIGROUP Corporation’s Tennessee subsidiary, AMERIGROUP Tennessee, Inc., acquired the contract rights and substantially all of the assets of Memphis Managed Care Corporation (“MMCC”) including substantially all of the assets of Midsouth Health Solutions, Inc., a subsidiary of MMCC, for approximately $11,733. The purchase price was financed through available unregulated cash. The assets purchased consisted primarily of MMCC’s rights to provide services through an ASO contract to the State of Tennessee for its TennCare members in the West Tennessee region. Goodwill and other intangibles totaled $9,967, which included $1,923 of specifically identifiable intangibles allocated to the rights to the ASO contract, the provider network and trademarks.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AMERIGROUP Tennessee, Inc.’s ASO contract for the West Tennessee region terminated on October 31, 2008 pursuant to its terms. The Company received a purchase price adjustment that reduced the purchase price by $1,500 for early termination of the ASO contract which was recorded as an adjustment to goodwill. The remaining goodwill of $6,544, was written off to selling, general and administrative expenses during the year ended December 31, 2008.

(d)	District of Columbia

On March 10, 2008, AMERIGROUP Corporation’s Maryland subsidiary, AMERIGROUP Maryland, Inc. d/b/a AMERIGROUP Community Care of the District of Columbia, was notified that it was one of four successful bidders in the reprocurement of the District of Columbia’s Medicaid managed care business for the contract period beginning May 1, 2008. On April 2, 2008, AMERIGROUP Maryland, Inc. elected not to participate in the District’s new contract due to premium rate and programmatic concerns. Accordingly, its contract with the District of Columbia, as amended, terminated on June 30, 2008. As a result of exiting this market, the Company wrote off goodwill of $2,264 during the year ended December 31, 2008.

(7)	Summary of Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

Changes in the
Carrying
Amount of
Goodwill

Balance as of January 1, 2008:
Goodwill	$259,655
Accumulated impairment losses	—

259,655

Goodwill written off related to termination of West Tennessee ASO contract	(6,544)
Purchase price adjustment related to West Tennessee ASO contract	(1,500)
Goodwill written off related to District of Columbia market exit	(2,264)

Balance as of December 31, 2008	249,347

Goodwill written off related to Midsouth Health Solutions, Inc.	(71)

Balance as of December 31, 2009	$249,276

Other acquired intangible assets for the years ended December 31, 2009 and 2008 are as follows:

	2009		2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Membership rights and provider contracts	$25,971	$(25,517)	$25,971	$(25,113)
Non-compete agreements and trademarks	1,596	(1,596)	1,596	(1,596)

	$27,567	$(27,113)	$27,567	$(26,709)

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $404, $2,496 and $2,279, respectively, and the estimated aggregate amortization expense for the five succeeding years is as follows:

Estimated
amortization
expense

2010	$199
2011	106
2012	65
2013	47
2014	37

(8)	Income Taxes

Total income taxes for the years ended December 31, 2009, 2008 and 2007 were allocated as follows:

	Years Ended December 31,
	2009	2008	2007

Income taxes from continuing operations	$52,140	$54,350	$67,667
Stockholders’ equity, tax benefit on exercise of stock options	(842)	(2,034)	(4,664)
Stockholders’ equity, tax expense related to unrealized gain on held-to-maturity investment portfolio at time of transfer to available-for-sale	1,835	—	—
Stockholders’ equity, tax expense (benefit) related to unrealized gain (loss) on available-for-sale securities	1,369	(2,350)	—

	$54,502	$49,966	$63,003

Income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	Current	Deferred	Total

Year ended December 31, 2009:
U.S. Federal	$48,532	$86	$48,618
State and local	2,790	732	3,522

	$51,322	$818	$52,140

Year ended December 31, 2008:
U.S. Federal	$46,445	$(555)	$45,890
State and local	8,193	267	8,460

	$54,638	$(288)	$54,350

Year ended December 31, 2007:
U.S. Federal	$64,771	$(5,011)	$59,760
State and local	7,548	359	7,907

	$72,319	$(4,652)	$67,667

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differed from the amounts computed by applying the statutory U.S. Federal income tax rate to income before income taxes as a result of the following:

	Years Ended December 31,

	2009		2008		2007
	Amount	%	Amount	%	Amount	%

Tax expense (benefit) at statutory rate	$70,496	35.0	$(789)	35.0	$62,963	35.0
Increase in income taxes resulting from:
State and local income taxes, net of Federal income tax effect	2,549	1.3	5,620	(249.1)	5,241	2.9
Qui tam settlement payment, net non-deductible amount	—	—	48,724	(2,160.0)	—	—
Effect of nondeductible expenses and other, net	1,544	0.7	795	(35.3)	(537)	(0.3)
Decrease in income taxes resulting from:
IRS pre-filing agreement on qui tam settlement	(22,449)	(11.1)	—	—	—	—

Total income tax expense	$52,140	25.9	$54,350	(2,409.4)	$67,667	37.6

The effective tax rate is based on expected taxable income, statutory tax rates, and estimated permanent book to tax differences. Filed income tax returns are periodically audited by state and Federal authorities for compliance with applicable state and Federal tax laws. The effective tax rate is computed taking into account changes in facts and circumstances, including progress of audits, developments in case law and other applicable authority, and emerging legislation. The increase in non-deductible expenses for 2009 compared to 2008 and 2007 is primarily attributable to a decrease in Federal tax exempt interest income and an increase in expenses that are not deductible for tax purposes.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	December 31,
	2009	2008

Deferred tax assets:
Estimated claims incurred but not reported, a portion of which is deductible as paid for tax purposes	$4,867	$7,209
Vacation, bonus, stock compensation and other accruals, deductible as paid for tax purposes	25,093	22,567
Accounts receivable allowances, deductible as written off for tax purposes	6,896	4,814
Start-up costs, deductible in future periods for tax purposes	413	77
Unearned revenue, a portion of which is includible in income as received for tax purposes	7,343	6,247
Convertible bonds	603	619
Unrealized losses on available-for-sale securities	—	2,350
Long term debt issuance costs, due to timing differences in book and tax amortization	—	736
State net operating loss/credit carryforwards, deductible in future periods for tax purposes	322	872

Gross deferred tax asset	45,537	45,491
Deferred tax liabilities:
Goodwill, due to tax amortization	(4,774)	(3,590)
Unrealized gains on investments	(854)	—
Property and equipment, due to timing differences in book and tax depreciation	(19,902)	(17,864)
Deductible prepaid expenses and other	(2,076)	(2,081)

Gross deferred tax liabilities	(27,606)	(23,535)

Net deferred tax asset	$17,931	$21,956

To assess the recoverability of deferred tax assets, the Company considers whether it is more likely than not that deferred tax assets will be realized. In making this determination, the scheduled reversal of deferred tax liabilities and whether projected future taxable income is sufficient to permit deduction of the deferred tax assets are taken into account. Based on the level of historical taxable income and projections for future taxable income, the Company believes it is more likely than not that it will fully realize the benefits of the gross deferred tax assets of $45,537. State net operating loss carryforwards that expire in 2027 through 2028 comprise $322 of the gross deferred tax assets.

Income tax payable was $8,938 and $10,119 at December 31, 2009 and December 31, 2008, respectively, and is included in accrued expenses and other current liabilities.

The Company is subject to U.S. Federal income tax, as well as income taxes in multiple state jurisdictions. Substantially all U.S. Federal income tax matters have been concluded for years through 2005. Substantially all material state matters have been concluded for years through 2005.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits as follows:

Amount

Balance at January 1, 2009	$952
Additions based on tax positions for current year	—
Additions for tax positions of prior years	56
Reductions for tax positions of prior years	(126)
Settlements	—

Balance at December 31, 2009	$882

Of the total $882 of unrecognized tax benefits, $593, net of the Federal benefit on state issues, represents the total amount of tax benefits that, if recognized, would reduce the annual effective rate. The Company recognizes interest and any penalties accrued related to unrecognized tax benefits in income tax expense. Potential interest of $7 was accrued relating to these unrecognized tax benefits during 2009. As of December 31, 2009, the Company has recorded a liability for potential gross interest of $317.

(9)	Long-Term Debt

Our long-term debt consists of the following at December 31:

	2009	2008

2% Convertible Senior Notes due May 15, 2012, net of discount	$235,104	$225,130
Credit and Guaranty Agreement	—	44,332

	$235,104	$269,462

Convertible Senior Notes

As of December 31, 2009, the Company had $260,000 outstanding in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012, the carrying amount of which was $235,104. The unamortized discount of $24,896 will continue to be amortized over the remaining period until maturity. In May 2007, an automatic shelf registration statement was filed on Form S-3 with the SEC covering the resale of the 2.0% Convertible Senior Notes and common stock issuable upon conversion. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equally with all of its existing and future senior debt and senior to all of its subordinated debt. The 2.0% Convertible Senior Notes are effectively subordinated to all existing and future liabilities of the Company’s subsidiaries and to any existing and future secured indebtedness. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The 2.0% Convertible Senior Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

Upon conversion of the 2.0% Convertible Senior Notes, the Company will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, the Company has the option to settle the excess with cash, shares of its common stock, or a combination thereof based on a daily conversion value, as defined in the Indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of the Company’s common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” occurs prior to the maturity date, the

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company will in some cases increase the conversion rate for a holder of the 2.0% Convertible Senior Notes that elects to convert their 2.0% Convertible Senior Notes in connection with such fundamental change.

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

Credit and Guaranty Agreement

The Company maintained a Credit and Guaranty Agreement (the “Credit Agreement”) that provided both a secured term loan and a senior secured revolving credit facility. On July 31, 2009, the Company paid the remaining balance of the secured term loan. Effective August 21, 2009, the Company terminated the Credit Agreement and related Pledge and Security Agreement. The Company had no outstanding borrowings under the Credit Agreement as of the effective date of termination.

Maturities of Long-term Obligations

Maturities of long-term debt for future years ending December 31 are as follows:

	Principal	Interest	Total

2010	$—	$5,200	$5,200
2011	—	5,200	5,200
2012	260,000	2,600	262,600
Thereafter	—	—	—

Total debt	$260,000	$13,000	$273,000

(10)	Stock Option Plan

In May 2009, our shareholders adopted and approved our 2009 Equity Incentive Plan (“2009 Plan”), which provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, stock

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bonuses and other stock-based awards to employees and directors. We reserved for issuance a maximum of 3,635,000 shares of common stock under the 2009 Plan. In addition, shares remaining available for issuance under our previous plans will be available under the 2009 Plan. Under all plans, an option’s maximum term is ten years. As of December 31, 2009, we had a total 4,200,022 shares available for issuance under our 2009 Plan.

Stock option activity during the year ended December 31, 2009 was as follows:

				Weighted-Average
			Aggregate	Remaining
		Weighted-Average	Intrinsic	Contractual Term
	Shares	Exercise Price	Value	(Years)

Outstanding at December 31, 2008	5,414,388	$27.17
Granted	755,961	30.89
Exercised	(514,352)	17.07
Expired	(294,655)	39.66
Forfeited	(55,330)	30.72

Outstanding at December 31, 2009	5,306,012	$27.95	$16,236	4.49

Exercisable as of December 31, 2009	3,549,385	$27.60	$14,283	3.86

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the year ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007

Expected volatility	47.28% - 48.94%	43.25% - 46.65%	43.50% - 44.31%
Weighted-average stock price volatility	48.89%	44.95%	43.99%
Expected option life	2.42 - 5.56 years	1.14 - 7.00 years	2.00 - 7.00 years
Risk-free interest rate	0.60% - 2.73%	1.67% - 3.36%	3.42% - 4.82%
Dividend yield	None	None	None

Assumptions used in estimating the fair value at date of grant were based on the following:

i.	the expected life of each award granted was calculated using the “simplified method”, which uses the vesting period, generally quarterly over four years, and the option term, generally seven years, to calculate the expected life of the option;

ii.	expected volatility is based on historical volatility levels, which we believe is indicative of future levels; and

iii.	the risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

The Company employs the simplified method to estimate the expected life of each award due to the significant volatility in the market price of our stock which has created exercise patterns that we do not believe are indicative of future activity.

The weighted-average fair value per share of options granted during the years ended December 31, 2009, 2008 and 2007 was $13.80, $11.79 and $14.08, respectively. The total fair value of options vested during the years ended

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007 was $8,148, $6,324 and $8,526, respectively. The following table provides information related to options exercised during the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
	2009	2008	2007

Cash received upon exercise of options	$10,698	$10,248	$11,662
Related tax benefit realized	842	2,034	4,664

Total intrinsic value of options exercised was $5,036, $6,970 and $12,561, for the years ended December 31, 2009, 2008 and 2007, respectively.

Non-vested restricted stock for the twelve months ended December 31, 2009 is summarized below:

		Weighted-Average
		Grant Date Fair
	Shares	Value

Non-vested balance at December 31, 2008	350,349	$28.26
Granted	328,852	31.15
Vested	(102,477)	28.57
Forfeited	(43,706)	29.43

Non-vested balance at December 31, 2009	533,018	29.89

Non-vested restricted stock includes grants conditioned upon service and/or performance based vesting. Service-based awards generally vest annually over a period of four years contingent only on the employees’ continued employment. Performance based awards vest annually over a period of four years from the date of grant with an additional vesting condition and based upon the extent of achievement of certain operating goals relating to the Company’s earnings per share, with up to 25% vesting on the first anniversary of the grant date and up to an additional 25% vesting on each of the second, third and fourth anniversaries of the grant date. The shares in each of the respective four tranches vest in full if earnings per share for each of the four calendar years after the date of grant equals or exceeds 115% of earnings per share for the preceding calendar year, as adjusted for any changes in measurement methods; provided that 50% of each tranche will vest if earnings per share for the year is between 113.50% and 114.24% (inclusive) of adjusted earnings per share for the preceding year, and 75% of each tranche will vest if earnings per share for the year is between 114.25% and 114.99% (inclusive) of adjusted earnings per share for the preceding year. Performance based awards represent 5,880 shares of outstanding non-vested restricted stock awards.

As of December 31, 2009, there was $30,704 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.54 years.

(11)	Employee Stock Purchase Plan

On February 15, 2001, the Board of Directors approved and we adopted an Employee Stock Purchase Plan. All employees are eligible to participate except those employees who have been employed by us less than 90 days, whose customary employment is less than 20 hours per week or any employee who owns five percent or more of our common stock. Eligible employees may join the plan every six months. Purchases of common stock are priced at the lower of the stock price less 15% on the first day or the last day of the six-month period. We have reserved for issuance 1,200,000 shares of common stock. We issued 97,332, 104,238, and 88,277 shares under the Employee Stock Purchase Plan in 2009, 2008, and 2007, respectively. As of December 31, 2009 we had a total of 511,971 shares available for issuance under the Employee Stock Purchase Plan.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the employees’ purchase rights granted in each of the six month offering periods during 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Six Month Offering Periods Ending
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2009	2009	2008	2008	2007	2007

Expected volatility	48.83%	47.32%	44.27%	43.28%	43.62%	44.52%
Expected term	6 months	6 months	6 months	6 months	6 months	6 months
Risk-free interest rate	0.35%	0.27%	2.17%	3.49%	4.95%	5.07%
Divided yield	None	None	None	None	None	None

The per share fair value of those purchase rights granted in each of the six month offering periods during 2009, 2008 and 2007 were as follows:

	Six Month Offering Periods Ending
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2009	2009	2008	2008	2007	2007

Grant-date fair value	$7.71	$8.36	$5.74	$10.00	$6.58	$10.01

(12)	Share Repurchase Program

Under the authorization of our Board of Directors, the Company maintains an on-going share repurchase program that allows it to repurchase up to $200,000 of shares of its common stock from and after August 5, 2009. Pursuant to this on-going share repurchase program, the Company repurchased 2,713,567 shares of its common stock and placed them into treasury during the year ended December 31, 2009 for an average per share cost of $25.70 and an aggregate cost of $69,751. As of December 31, 2009, the Company had authorization to purchase up to an additional $162,847 of common stock under the share repurchase program.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share:

	Years Ended December 31,
	2009	2008	2007

Basic net income (loss) per share:
Net income (loss)	$149,279	$(56,606)	$112,227

Weighted-average number of common shares outstanding	51,647,267	52,816,674	52,595,503

Basic net income (loss) per share	$2.89	$(1.07)	$2.13

Diluted net income (loss) per share:
Net income (loss)	$149,279	$(56,606)	$112,227

Weighted-average number of common shares outstanding	51,647,267	52,816,674	52,595,503
Dilutive effect of stock options and non-vested stock awards (as determined by applying the treasury stock method)	662,001	—	1,250,326

Weighted-average number of common shares and dilutive potential common shares outstanding	52,309,268	52,816,674	53,845,829

Diluted net income (loss) per share	$2.85	$(1.07)	$2.08

Potential common stock equivalents representing 2,676,447 shares, 3,351,807 shares, and 1,531,368 shares for the years ended December 31, 2009, 2008 and 2007, respectively, were not included in the computation of diluted net income (loss) per share because to do so would have been anti-dilutive.

The shares issuable upon the conversion of the Company’s 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007 in an aggregate principle amount of $260,000 (See Note 9), were not included in the computation of diluted net income (loss) per share for the years ended December 31, 2009, 2008 and 2007 because to do so would have been anti-dilutive.

The Company’s warrants to purchase shares of its common stock, sold on March 28, 2007 and April 9, 2007 (See Note 9), were not included in the computation of diluted net income (loss) per share for the years ended December 31, 2009, 2008 and 2007 because to do so would have been anti-dilutive.

(14)	Commitments and Contingencies

(a)	Minimum Reserve Requirements

Regulations governing our managed care operations in each of our licensed subsidiaries require the applicable subsidiaries to meet certain minimum net worth requirements. Each subsidiary was in compliance with its requirements at December 31, 2009.

(b)	Professional Liability

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

We lease office space under operating leases which expire at various dates through 2021. Future minimum payments by year and in the aggregate under all non-cancelable leases are as follows at December 31, 2009:

Operating
Leases

2010	$14,944
2011	14,173
2012	13,205
2013	8,560
2014	6,648
Thereafter	26,600

Total minimum lease payments	$84,130

These leases have various escalations, abatements and tenant improvement allowances that have been included in the total cost of each lease and amortized on a straight-line basis. Total rent expense for all office space and office equipment under non-cancelable operating leases was $18,246, $18,351 and $15,846 in 2009, 2008 and 2007, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company had no capital leases obligations at December 31, 2009.

(d)	Deferred Compensation Plans

The Company’s employees have the option to participate in a deferred compensation plan sponsored by the Company. All full-time and most part-time employees of the Company and its subsidiaries may elect to participate in this plan. This plan is a defined contribution profit sharing plan under Section (401)k of the Internal Revenue Code. Participants may contribute a certain percentage of their compensation subject to maximum Federal and plan limits. The Company may elect to match a certain percentage of each employee’s contributions up to specified limits. For the years ended December 31, 2009, 2008 and 2007, the matching contributions under the plan were $4,486, $3,649 and $3,748, respectively.

Certain employees have the option to participate in a non-qualified deferred compensation plan sponsored by the Company. Participants may contribute a percentage of their income subject to maximum plan limits. The Company does not match any employee contributions; however, the Company’s obligation to the employee is equal to the employees’ deferrals plus or minus any return on investment the employee earns through self-selected investment allocations. Included in other long-term liabilities at December 31, 2009 and 2008, respectively was $6,178 and $4,526 related to this plan.

Certain employees are eligible for a long-term cash incentive award designed to retain key executives. Each eligible participant is assigned a cash target, the payment of which is deferred for three years. The amount of the target is dependent upon the participant’s performance against individual major job objectives in the first year of the program. The target award amount is funded over the three-year period, with the funding at the discretion of the Compensation Committee of the Board of Directors. An executive is eligible for payment of a long-term incentive award earned in any one year only if the executive remains employed with the Company and is in good standing on the date the payment is made following the third year of the three-year period. The expense recorded for the long-term cash incentive awards was $3,192, $5,232 and $5,542 in 2009, 2008 and 2007, respectively. The related current portion of the liability of $5,722 and $4,868 at December 31, 2009 and 2008, respectively, is included in accrued payroll and related liabilities for the amounts due under the 2007 plan payable in 2010. The related long-term portion of the liability of $5,392 and $8,476 at December 31, 2009 and 2008, respectively, is included in other long-term liabilities.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Florida Medicaid Contract Dispute

Under the terms of the contract between AMERIGROUP Florida, Inc. and the Florida Agency for Healthcare Administration (“AHCA”), AMERIGROUP Florida, Inc. is required to have a process to identify members who are pregnant or newborn members so that the newborn can be enrolled as a member of the health plan as soon as possible after birth. This process is referred to as the “Unborn Activation Process.”

Beginning in July 2008, AMERIGROUP Florida, Inc. received a series of letters from the Florida Office of the Inspector General (“IG”) and AHCA stating that AMERIGROUP Florida, Inc. had failed to comply with the Unborn Activation Process and, as a result, AHCA had paid approximately $10,600 in Medicaid fee-for-service claims that should have been paid by AMERIGROUP Florida, Inc. The letters requested that AMERIGROUP Florida, Inc. provide documentation to evidence it’s compliance with the terms of the contract with AHCA with respect to the Unborn Activation Process.

In October 2008, the Company submitted its response to the letters. In July 2009, The Company received another series of letters from the IG and AHCA stating that, based on a review of the Company’s response, they had determined that AMERIGROUP Florida, Inc. did not comply with the Unborn Activation Process and assessed a penalty against AMERIGROUP Florida, Inc. in the amount of two thousand, five hundred dollars per newborn for an aggregate amount of approximately $6,000. The letters further reserved AHCA’s right to pursue collection of the amount paid for the fee-for-service claims. AMERIGROUP Florida, Inc. appealed these findings and submitted documentation to evidence its compliance with, and performance under, the Unborn Activation Process requirements of the contract. On January 14, 2010, AMERIGROUP Florida, Inc. appealed AHCA’s contract interpretation that anything less than 100% compliance with the Unborn Activation Process could result in sanctions. This appeal is pending.

The Company believes that AMERIGROUP Florida, Inc. has substantial defenses to the claims asserted by AHCA and will defend against the claims vigorously. However, there can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(f)	Letter of Credit

Effective July 1, 2009, the Company has caused to be issued a collateralized irrevocable standby letter of credit in an aggregate principal amount of approximately $17,400 to meet certain obligations under its Medicaid contract in the State of Georgia through its Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through investments held by AMGP Georgia Managed Care Company, Inc.

(g)	Legal Proceedings

 Risk Sharing Receivable

AMERIGROUP Texas, Inc. had an exclusive risk-sharing arrangement in the Fort Worth service area with Cook Children’s Health Care Network (“CCHCN”) and Cook Children’s Physician Network (“CCPN”), which includes Cook Children’s Medical Center, that expired by its own terms as of August 31, 2005. Under this risk-sharing arrangement, the parties performed annual reconciliations and settlements of the risk pool for each contract year. The contract with CCHCN prescribed reconciliation procedures all of which were completed without agreement on amounts owed under the risk-sharing arrangement. On August 27, 2008, AMERIGROUP Texas, Inc. filed suit against CCHCN and CCPN in the District Court for the 153rd Judicial District in Tarrant County, Texas, Case No. 153-232258-08. The amended petition asserted a breach of contract claim and sought compensatory damages in the amount of $11,300 plus pre- and post-judgment interest, attorney’s fees and costs. CCHCN and CCPN filed an amended counterclaim against AMERIGROUP Texas, Inc. seeking an amount to be determined at trial plus pre- and post-judgment interest and attorney’s fees and costs. On December 22, 2009, AMERIGROUP Corporation, AMERIGROUP Texas, Inc., CCHCN and CCPN entered into a confidential Settlement Agreement

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Release resolving all claims related to the amended petition and counterclaim. The effect of this Settlement Agreement was not material to the Company’s results of operations.

 Memorial Hermann Litigation

On November 21, 2007, Memorial Hermann Hospital System (“Memorial Hermann”) filed an Original Petition in the District Court of Harris County, Texas against AMERIGROUP Texas, Inc. alleging, inter alia, that AMERIGROUP Texas failed to pay claims for healthcare services rendered to members in accordance with the terms set forth in the contract between the parties. The Original Petition asserted a breach of contract claim and requested damages in the principal amount of $723, plus interest, punitive damages, attorneys’ fees, costs, and other relief. On December 3, 2009, Memorial Hermann filed a Second Amended Petition asserting claims for breach of contract and quantum meruit and requesting damages in the principal amount of $38,400, plus pre-judgement and post-judgment interest, statutory damages, attorneys’ fees, and costs. AMERIGROUP Texas has denied that it is indebted to Memorial Hermann as alleged in the petitions. The case is currently scheduled for trial on August 23, 2010.

The Company believes that AMERIGROUP Texas has substantial defenses to the claims asserted by Memorial Hermann and we intend to vigorously contest their claims. Although it is possible that the ultimate outcome of this litigation may not be favorable to the Company, the amount of loss, if any, is uncertain. Accordingly, the Company has not recorded any amounts in the Consolidated Financial Statements for unfavorable outcomes, if any, as a result of this litigation. There can be no assurances that the ultimate outcome of this litigation will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

 Litigation Settlement

On August 13, 2008, the Company settled a qui tam litigation relating to certain marketing practices of its former Illinois health plan for a cash payment of $225,000 without any admission of wrong-doing by the Company or its subsidiaries or affiliates. The Company also paid approximately $9,205 to the relator for legal fees. Both payments were made during the three months ended September 30, 2008. As a result, a one-time expense in the amount of $234,205, or $199,638 net of the related tax effects, was recorded in the year ended December 31, 2008 resulting in a net loss for the year. In June 2009, the Company recorded a $22,449 tax benefit regarding the tax treatment of the settlement under an agreement in principle with the IRS which was formalized through a pre-filing agreement with the IRS in September 2009. The pre-filing agreement program permits taxpayers to resolve tax issues in advance of filing their corporate income tax returns. The Company does not anticipate that there will be any further material changes to the tax benefit associated with this settlement in future periods.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$58,326	$256,126
Short-term investments	52,765	—
Due from affiliates	26,076	—
Deferred income taxes	7,975	9,396
Prepaid expenses and other	12,928	10,531

Total current assets	158,070	276,053
Long-term investments	120,886	53,706
Investment in subsidiaries	934,838	844,031
Property, equipment and software, net	84,035	84,312
Deferred income taxes	11,278	—
Other long-term assets	12,525	14,673

Total assets	$1,321,632	$1,272,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,144	$6,810
Accrued payroll and related liabilities	37,311	62,469
Accrued expenses and other	38,891	41,690
Due to subsidiaries	—	3,064
Current portion of long-term debt	—	506

Total current liabilities	83,346	114,539
Long-term convertible debt	235,104	225,130
Long-term debt less current portion	—	43,826
Deferred income taxes	6,379	2,782
Other long-term liabilities	12,359	13,839

Total liabilities	337,188	400,116
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 50,638,474 and 52,673,363 at December 31, 2009 and 2008, respectively	546	539
Additional paid-in-capital	494,735	466,926
Accumulated other comprehensive income (loss)	1,354	(3,207)
Retained earnings	590,632	440,538

	1,087,267	904,796
Less treasury stock at cost (3,956,560 and 1,207,510 shares at December 31, 2009 and December 31, 2008, respectively)	(102,823)	(32,137)

Total stockholders’ equity	984,444	872,659

Total liabilities and stockholders’ equity	$1,321,632	$1,272,775

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)

Revenues:
Service fees from subsidiaries	$368,379	$291,350	$279,686
Investment income and other	2,476	15,309	27,596

Total revenues	370,855	306,659	307,282

Expenses:
Selling, general and administrative	262,684	228,155	218,785
Depreciation and amortization	27,256	27,626	24,292
Litigation settlement	—	234,205	—
Interest	16,225	19,382	18,953

Total expenses	306,165	509,368	262,030

Income (loss) before income taxes and equity earnings in subsidiaries	64,690	(202,709)	45,252
Income tax (expense) benefit	(465)	20,855	(17,128)
Equity earnings in subsidiaries	85,054	125,248	84,103

Net income (loss)	$149,279	$(56,606)	$112,227

Net income (loss) per share:
Basic net income (loss) per share	$2.89	$(1.07)	$2.13

Weighted average number of shares outstanding	51,647,267	52,816,674	52,595,503

Diluted net income (loss) per share	$2.85	$(1.07)	$2.08

Weighted average number of common shares and dilutive potential common shares outstanding	52,309,268	52,816,674	53,845,829

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASHFLOWS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$149,279	$(56,606)	$112,227
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,256	27,626	24,292
Loss on disposal or abandonment of property, equipment and software	121	402	84
Long-term convertible debt interest	9,974	9,344	6,671
Deferred tax (benefit) expense	(9,467)	195	(3,076)
Compensation expense related to share-based payments	15,936	10,381	11,879
Gain on sale of contract rights	(5,810)	—	—
Other	(2,763)	(384)	—
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Equity earnings in subsidiaries	(85,054)	(125,248)	(84,103)
Unearned revenue	—	—	(5,561)
Prepaid expenses and other current assets	(2,397)	23,064	(3,095)
Other assets	(1,146)	795	(2,359)
Accounts payable and other current liabilities	(28,215)	17,498	13,450
Other long-term liabilities	(1,480)	(409)	8,112

Net cash provided by (used in) operating activities	66,234	(93,342)	78,521

Cash flows from investing activities:
(Purchases of) proceeds from sale of securities, net	(115,115)	71,980	147
Purchase of property and equipment and software	(24,656)	(29,321)	(27,918)
Contributions made to subsidiaries	(70,104)	(87,390)	(102,847)
Dividends received from subsidiaries	71,700	70,151	70,519
Proceeds from sale of contract rights	5,810	—	—
Release (purchase) of restricted investments held as collateral, net	—	351,318	(351,318)
Purchase of convertible note hedge instruments	—	—	(52,702)
Proceeds from sale of warrant instruments	—	—	25,662

Net cash (used in) provided by investing activities	(132,365)	376,738	(438,457)

Cash flows from financing activities:
Change in due to and due from subsidiaries, net	(29,140)	1,989	20,165
Proceeds from issuance of convertible notes	—	—	260,000
Borrowings under credit facility	—	—	351,318
Repayment of borrowings under credit facility	(44,318)	(84,028)	(222,293)
Payment of debt issuance costs	—	—	(11,732)
Payment of capital lease obligations	—	(368)	(842)
Proceeds from exercise of stock options
and employee stock purchases	10,698	10,248	11,662
Repurchase of common stock shares	(69,751)	(30,647)	—
Tax benefit related to exercise of stock options	842	2,034	4,664

Net cash (used in) provided by financing activities	(131,669)	(100,772)	412,942

Net (decrease) increase in cash and cash equivalents	(197,800)	182,624	53,006
Cash and cash equivalents at beginning of year	256,126	73,502	20,496

Cash and cash equivalents at end of year	$58,326	$256,126	$73,502

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Quarterly Financial Data (unaudited)

	Three Months Ended
2009	March 31	June 30	September 30	December 31

Premium revenues	$1,217,447	$1,284,890	$1,298,969	$1,357,683
Health benefits expense	1,019,303	1,103,213	1,136,391	1,148,366
Selling, general and administrative expenses	110,375	96,285	82,238	105,191
Income before income taxes	59,434	43,374	34,949	63,662
Net income	36,909	49,599	22,549	40,222
Diluted net income per share	0.69	0.94	0.43	0.79
Weighted-average number of common shares and dilutive potential shares outstanding	53,424,802	53,029,943	51,920,745	51,069,265

	Three months ended
2008	March 31	June 30	September 30	December 31

Premium revenues	$1,050,004	$1,098,356	$1,080,367	$1,137,632
Health benefits expense	874,921	911,471	885,774	946,095
Selling, general and administrative expenses	106,742	113,140	112,222	103,772
Income (loss) before income taxes	54,357	(178,222)	62,196	59,413
Net income (loss)	33,637	(164,032)	37,926	35,863
Diluted net income (loss) per share	0.62	(3.10)	0.71	0.67
Weighted-average number of common shares and dilutive potential shares outstanding	54,403,315	52,953,851	53,494,690	53,345,226

(17)	Comprehensive Earnings

Differences between net income (loss) and total comprehensive income (loss) resulted from net unrealized gains (losses) on the investment portfolio as follows:

	Years Ended December 31,
	2009	2008	2007

Net income (loss)	$149,279	$(56,606)	$112,227
Other comprehensive income (loss):
Unrealized gain on held-to-maturity investment portfolio at time of transfer to available-for-sale, net of tax	3,030	—	—
Unrealized gain (loss) on available-for-sale securities, net of tax	2,346	(4,022)	—

Other comprehensive income (loss)	5,376	(4,022)	—

Comprehensive income (loss)	$154,655	$(60,628)	$112,227

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The management of AMERIGROUP Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria established in Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we have concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

AMERIGROUP Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. That report has been included herein.

(c) Changes in Internal Controls

During the year ended December 31, 2009, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have audited AMERIGROUP Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMERIGROUP Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the AMERIGROUP Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, AMERIGROUP Corporation and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMERIGROUP Corporation and subsidiaries’ as of December 31, 2009 and 2008, and the related consolidated statements of operations and consolidated statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 22, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Norfolk, VA
February 22, 2010

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding directors is incorporated herein by reference from the section entitled “PROPOSAL #1: ELECTION OF DIRECTORS” in the Proxy Statement.

The information regarding Executive Officers is contained in Part I of this Report under the caption “Executive Officers of the Company.”

There are no family relationships among any of our directors or executive officers.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Exchange Act, as amended, for our Annual Meeting of Stockholders to be held on Thursday, May 13, 2010. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2009.

The information regarding the Company’s Code of Business Conduct and Ethics is incorporated herein by reference from the sections entitled “Corporate Governance” in the Proxy Statement.

The information regarding the Company’s procedures by which security holders may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the sections entitled “Questions and Answers About the Proxy Materials and our 2010 Annual Meeting of Stockholders” in the Proxy Statement.

The information regarding the members of the Audit Committee and the determination of an audit committee financial expert is incorporated herein by reference from the sections entitled “Information About our Board of Directors and Committees” in the Proxy Statement.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation of Directors” in the Proxy Statement. The Compensation Committee Report shall be deemed furnished with this Form 10-K, and shall not be “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

(a)(1) Financial Statements.

The following financial statements appear on the pages listed, herein:

(a)(2) Financial Statement Schedules.

None.

(b) Exhibits.

The exhibits listed on the accompanying Exhibit Index immediately following the Signatures page are incorporated by reference into this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia, on February 22, 2010.

AMERIGROUP Corporation

By:	/s/ James W. Truess
Name:     James W. Truess

Title:	Chief Financial Officer and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James G. Carlson James G. Carlson	Chairman, Chief Executive Officer and President	February 22, 2010

/s/ James W. Truess James W. Truess	Chief Financial Officer and Executive Vice President	February 22, 2010

/s/ Margaret M. Roomsburg Margaret M. Roomsburg	Chief Accounting Officer and Senior Vice President	February 22, 2010

/s/ Thomas E. Capps Thomas E. Capps	Director	February 22, 2010

/s/ Jeffrey B. Child Jeffrey B. Child	Director	February 22, 2010

/s/ Emerson U. Fullwood Emerson U. Fullwood	Director	February 22, 2010

/s/ Kay Coles James Kay Coles James	Director	February 22, 2010

/s/ William J. McBride William J. McBride	Director	February 22, 2010

/s/ Hala Moddelmog Hala Moddelmog	Director	February 22, 2010

/s/ Richard D. Shirk Richard D. Shirk	Director	February 22, 2010

EXHIBIT INDEX

The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.

The agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report on Form 10-K not misleading.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.3		Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
10.1		Retirement and Employment Agreement by and between AMERIGROUP Corporation and Stanley F. Baldwin, dated August 4, 2009 (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on August 10, 2009).
10.2		Confirmation, Re Convertible Note Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 3, 2007).
10.3		Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed April 3, 2007).
10.4		Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 9, 2007).
10.5		AMERIGROUP Corporation Amended and Restated Form 2007 Cash Incentive Plan dated November 6, 2008, (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on November 12, 2008).
10.6		Amendment to AMERIGROUP Corporation 2009 Equity Incentive Plan dated August 5, 2009, (incorporated by reference to exhibit 10.5 to our Current Report on Form 8-K filed on August 10, 2009).
10.7		Form 2008 AMERIGROUP Corporation Severance Plan (incorporated by reference to exhibit 10.6 to our Current Report on Form 8-K filed on November 12, 2008).
10	.7.1	Amendment to the AMERIGROUP Corporation Severance Plan (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 4, 2009).

Exhibit
Number		Description

10.8		Form the Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410)).
10.9		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005).
10.10		Form of Incentive Stock Option Agreement (2009 Equity Incentive Plan); (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed on May 4, 2009).
10.11		Form of Nonqualified Stock Option Agreement (2009 Equity Incentive Plan); (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on May 4, 2009).
10.12		Form of Restricted Stock Agreement (2009 Equity Incentive Plan); (incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K filed on May 4, 2009).
10.13		Form of Stock Appreciation Rights Agreement (2009 Equity Incentive Plan); (incorporated by reference to exhibit 10.5 to our Current Report Form 8-K filed on May 4, 2009).
10.14		AMERIGROUP Corporation Amended and Restated Form 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates dated November 6, 2008, (incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K filed on November 12, 2008).
10.15		Form of 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on March 4, 2005).
10.16		Employment Agreement of James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2008).
10	.16.1	Amendment No. 1 to Executive Employment Agreement dated November 6, 2008 between AMERIGROUP Corporation and James G. Carlson (incorporated by reference to exhibit 10.5 to our Current Report on Form 8-K filed on November 12, 2008).
10	.16.2	Amendment No. 2 to Executive Employment Agreement dated August 4, 2009 between AMERIGROUP Corporation and James G. Carlson (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2009).
10.17		Noncompetition Agreement for James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2008).
*10	.18	Medical Contract between the State of Florida, Agency for HealthCare Administration and AMERIGROUP Florida Inc. (AHCA Contract No. FA913) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2009).
10.19		Amendment No. 3 dated October 23, 2008, Amended and Restated Contract between Georgia Department of Community Health and AMERIGROUP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
10	.19.1	Amendment No. 4 dated October 23, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
*10	.19.2	Amendment No. 5 dated October 23, 2008 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2008 through June 30, 2009, (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
*10	.19.3	Amendment No. 7 dated September 23, 2009 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the period from July 1, 2009 through June 30, 2010, (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 4, 2009).
*10	.20	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Quarterly Report on Form 10-Q filed on November 14, 2006).

Exhibit
Number		Description

*10	.20.1	Amendment, effective September 1, 2007, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal, programs in the Bexar, Dallas, Harris, Nueces, Tarrant and Travis Service Delivery Areas effectively extending the contract through August 31, 2008 (incorporated by reference to Exhibit 10.35.10 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
*10	.20.2	Amendment effective September 1, 2008, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal programs effectively extending the contract through August 31, 2009, (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
*10	.20.3	Amendment effective March 1, 2009, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal programs effectively extending the contract through August 31, 2010, (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 5, 2009).
*10	.20.4	Amendment effective September 1, 2009, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, CHIP Perinatal programs in the Bexar, Dallas, Harris, Nueces, Tarrant, and Travis Service Delivery Areas effectively extending the contract through August 31, 2010, (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2009).
10.35		Contractor Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective August 15, 2006, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on August 21, 2006).
10	.35.1	Amendment No. 3 to Contract Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective July 1, 2008, (incorporated by reference to exhibit 10.8 to our Quarterly Report on Form 10-Q filed on July 29, 2008).
10	.35.2	Amendment No. 4 to Contract Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective September 1, 2009, (incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2009).
10	.35.3	Amendment to Amendment No. 4, to Contract Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective July 1, 2009, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2009).
*10	.36	Contract dated August 26, 2008 between the State of New Mexico and AMERIGROUP New Mexico, Inc. for the period from August 1, 2008 through June 30, 2012, (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
10.37		Settlement Agreement dated as of August 13, 2008, by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services; the State of Illinois acting through the Office of the Illinois Attorney General; Cleveland A. Tyson; AMERIGROUP Corporation; and AMERIGROUP Illinois, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 14, 2008).
10	.38.2	AMERIGROUP Corporation Amended and Restated Change in Control Benefit Policy dated November 6, 2008 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 12, 2008).
10.39		AMERIGROUP Corporation Corporate Integrity Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 14, 2008).
12.1		Computation of Ratio of Earnings to Fixed Charges
14.1		AMERIGROUP Corporation Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on August 10, 2009).
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to financial statements of the registrant.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 22, 2010.

Exhibit
Number	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 22, 2010.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated February 22, 2010.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.