Form 10-Q
period 2010-03-31
AMERIGROUP CORP
filed 2010-05-04
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of April 30, 2010, there were 51,703,926 shares outstanding of AMERIGROUP’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$441,184	$505,915
Short-term investments	196,004	137,523
Premium receivables	148,908	104,867
Deferred income taxes	26,784	26,361
Provider and other receivables	37,638	33,083
Prepaid expenses	17,968	8,959
Other current assets	5,666	5,274

Total current assets	874,152	821,982
Long-term investments	683,027	711,196
Investments on deposit for licensure	105,964	102,780
Property, equipment and software, net of accumulated depreciation and amortization of $163,475 and $156,693	99,152	101,002
Goodwill	260,496	249,276
Other long-term assets	15,668	13,398

Total assets	$2,038,459	$1,999,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$549,220	$529,036
Accounts payable	3,465	4,685
Unearned revenue	47,126	98,298
Accrued payroll and related liabilities	57,863	37,311
Accrued expenses and other	100,284	89,967

Total current liabilities	757,958	759,297
Long-term convertible debt	237,765	235,104
Deferred income taxes	8,262	8,430
Other long-term liabilities	8,870	12,359

Total liabilities	1,012,855	1,015,190

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 50,533,257 and 50,638,474 at March 31, 2010 and December 31, 2009, respectively	548	546
Additional paid-in capital	501,151	494,735
Accumulated other comprehensive income	1,596	1,354
Retained earnings	632,814	590,632

	1,136,109	1,087,267
Less treasury stock at cost (4,232,927 and 3,956,560 shares at March 31, 2010 and December 31, 2009, respectively)	(110,505)	(102,823)

Total stockholders’ equity	1,025,604	984,444

Total liabilities and stockholders’ equity	$2,038,459	$1,999,634

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

 Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Premium	$1,366,767	$1,217,447
Investment income and other	4,882	12,347

Total revenues	1,371,649	1,229,794

Expenses:
Health benefits	1,141,572	1,019,303
Selling, general and administrative	117,423	110,375
Premium tax	31,472	28,118
Depreciation and amortization	8,710	8,326
Interest	3,990	4,238

Total expenses	1,303,167	1,170,360

Income before income taxes	68,482	59,434
Income tax expense	26,300	22,525

Net income	$42,182	$36,909

Net income per share:
Basic net income per share	$0.83	$0.70

Weighted average number of common shares outstanding	50,550,754	52,684,000

Diluted net income per share	$0.82	$0.69

Weighted average number of common shares and dilutive potential common shares outstanding	51,226,435	53,424,802

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

 Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2010
(Dollars in thousands)
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity

Balances at December 31, 2009	50,638,474	$546	$494,735	$1,354	$590,632	3,956,560	$(102,823)	$984,444
Common stock issued upon exercise of stock options and vesting of restricted stock grants	171,150	2	1,850	—	—	—	—	1,852
Compensation expense related to share-based payments	—	—	4,427	—	—	—	—	4,427
Tax benefit related to share-based payments	—	—	139	—	—	—	—	139
Common stock redeemed for payment of employee taxes	(25,787)	—	—	—	—	25,787	(700)	(700)
Common stock repurchases	(250,580)	—	—	—	—	250,580	(6,982)	(6,982)
Unrealized gain on available-for- sale securities, net of tax	—	—	—	242	—	—	—	242
Net income	—	—	—	—	42,182	—	—	42,182

Balances at March 31, 2010	50,533,257	$548	$501,151	$1,596	$632,814	4,232,927	$(110,505)	$1,025,604

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

 Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net income	$42,182	$36,909
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,710	8,326
Loss on disposal or abandonment of property, equipment and software	8	21
Deferred tax (benefit) expense	(821)	4,894
Compensation expense related to share-based payments	4,427	2,924
Convertible debt non-cash interest	2,661	2,494
Gain on sale of contract rights	—	(5,810)
Other	1,903	242
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Premium receivables	(44,041)	2,129
Prepaid expenses, provider and other receivables and other current assets	(15,567)	(22,830)
Other assets	(783)	522
Claims payable	20,184	34,328
Accounts payable, accrued expenses and other current liabilities	28,949	(6,739)
Unearned revenue	(51,172)	(17,100)
Other long-term liabilities	(3,489)	(4,204)

Net cash (used in) provided by operating activities	(6,849)	36,106

Cash flows from investing activities:
Proceeds from sale of trading securities	2,950	—
Proceeds from sale of available-for-sale securities	213,793	—
Purchase of available-for-sale securities	(248,224)	—
Proceeds from redemption of held-to-maturity securities	—	132,655
Purchase of held-to-maturity securities	—	(135,189)
Proceeds from redemption of investments on deposit for licensure	18,315	19,515
Purchase of investments on deposit for licensure	(21,481)	(33,119)
Purchase of property, equipment and software	(6,435)	(6,339)
Purchase of contract rights and related assets	(13,420)	—
Proceeds from sale of contract rights	—	5,810

Net cash used in investing activities	(54,502)	(16,667)

Cash flows from financing activities:
Repayment of borrowings under credit facility	—	(127)
Net decrease in bank overdrafts	—	(2,492)
Customer funds administered	1,611	(1,552)
Proceeds from exercise of stock options and employee stock purchases	1,852	1,451
Repurchase of common stock shares	(6,982)	(6,375)
Tax benefit related to share-based payments	139	638

Net cash used in financing activities	(3,380)	(8,457)

Net (decrease) increase in cash and cash equivalents	(64,731)	10,982
Cash and cash equivalents at beginning of period	505,915	763,272

Cash and cash equivalents at end of period	$441,184	$774,254

Non-cash disclosures:
Common stock redeemed for payment of employee taxes	$(700)	$(572)

Unrealized gain (loss) on available-for-sale securities, net of tax	$242	$(157)

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1.	Interim Financial Reporting

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 of AMERIGROUP Corporation and its subsidiaries (the “Company”), are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2010 and operating results for the interim periods ended March 31, 2010 and 2009. The December 31, 2009 Condensed Consolidated Balance Sheet was derived from the audited consolidated financial statements as of that date. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2010. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were filed with the SEC.

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

	Three Months Ended
	March 31,
	2010	2009

Basic net income per share:
Net income	$42,182	$36,909

Weighted average number of common shares outstanding	50,550,754	52,684,000

Basic net income per share	$0.83	$0.70

Diluted net income per share:
Net income	$42,182	$36,909

Weighted average number of common shares outstanding	50,550,754	52,684,000
Dilutive effect of stock options and non-vested stock awards (as determined by applying the treasury stock method)	675,681	740,802

Weighted average number of common shares and dilutive potential common shares outstanding	51,226,435	53,424,802

Diluted net income per share	$0.82	$0.69

Potential common stock equivalents representing 2,801,645 shares and 2,547,505 shares for the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The shares issuable upon conversion of the Company’s 2.0% Convertible Senior Notes (the “2.0% Convertible Senior Notes”) due May 15, 2012 which were issued effective March 28, 2007 in the aggregate principal amount of $260,000 (See Note 7) were not included in the computation of diluted net income per share for the three months ended March 31, 2010 and 2009 because to do so would have been anti-dilutive.

The Company’s warrants to purchase shares of its common stock sold on March 28, 2007 and April 9, 2007 (See Note 7) were not included in the computation of diluted net income per share for the three months ended March 31, 2010 and 2009 because to do so would have been anti-dilutive.

3.	Fair Value Measurements

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

Short-term investments, long-term investments, investments on deposit for licensure, cash surrender value of life insurance policies (included in other long-term assets) and the forward contract related to certain auction rate securities (included in other long-term assets):  Fair values for these items are determined based upon quoted market prices or discounted cash flow analyses.

Convertible Senior Notes:  The estimated fair value of the Company’s 2.0% Convertible Senior Notes is determined based upon a quoted market price.

Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Transfers between levels as a result of changes in the inputs used to determine fair value are recognized as of the beginning of the reporting period in which the transfer occurs. There were no transfers between levels for the three months ended March 31, 2010.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Assets

The Company’s assets measured at fair value on a recurring basis at March 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$397,692	$397,692	$—	$—
Auction rate securities (trading)	8,166	—	—	8,166
Forward contract related to auction rate securities	885	—	—	885
Money market funds	20,071	20,071	—	—
Available-for-sale securities:
Auction rate securities	41,471	—	—	41,471
Certificates of deposit	75,269	—	75,269	—
Commercial paper	16,299	—	16,299	—
Corporate bonds	208,031	—	208,031	—
Debt securities of government sponsored entities	385,997	385,997	—	—
Federally insured corporate bonds	43,912	43,912	—	—
Municipal bonds	166,539	—	166,539	—
U.S. Treasury securities	18,797	18,797	—	—

Total assets measured at fair value	$1,383,129	$866,469	$466,138	$50,522

The Company’s assets measured at fair value on a recurring basis at December 31, 2009 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$481,585	$481,585	$—	$—
Auction rate securities (trading)	10,835	—	—	10,835
Forward contract related to auction rate securities	1,165	—	—	1,165
Money market funds	21,978	21,978	—	—
Available-for-sale securities:
Auction rate securities	46,003	—	—	46,003
Certificates of deposit		36,155	36,155	—
Commercial paper	8,992	—	8,992	—
Corporate bonds	210,163	—	210,163	—
Debt securities of government sponsored entities	382,976	382,976	—	—
Federally insured corporate bonds	47,008	47,008	—	—
Municipal bonds	165,681	—	165,681	—
U.S. Treasury securities	21,294	21,294	—	—

Total assets measured at fair value	$1,433,835	$954,841	$420,991	$58,003

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents the changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2010 and December 31, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Three Months Ended	Twelve Months Ended
	March 31, 2010	December 31, 2009

Balance at beginning of period	$58,003	$73,654
Total net unrealized gains included in other comprehensive income	468	2,225
Total net realized (losses) gains included in earnings	(79)	224
Settlements	(7,870)	(18,100)

Balance at end of period	$50,522	$58,003

At March 31, 2010, the Company did not elect the fair value option available under current guidance for any financial assets and liabilities that were not required to be measured at fair value.

The Company has invested in auction rate securities that are classified as either available-for-sale or trading securities which are reflected at fair value and included in long-term investments in the accompanying Condensed Consolidated Balance Sheets. The auction rate securities held by the Company at March 31, 2010, totaling $49,637, were securities issued by student loan corporations which are non-profit entities established by various state governments. The majority of the student loans backing these securities fall under the Federal Family Education Loan Program which is supported and guaranteed by the United States Department of Education. During the three months ended March 31, 2010, the Company sold certain investments in auction rate securities for net proceeds of $7,870, resulting in a $201 net realized gain recorded in earnings, of which $80 represents the reclassification of prior period net unrealized losses from other comprehensive income as determined on a specific-identification basis.

For the three months ended March 31, 2010, an unrealized gain of $468 was recorded to accumulated other comprehensive income as a result of changes in fair value for auction rate securities classified as available-for-sale. These securities, with a net unrealized loss of $3,679 at March 31, 2010, continue to be held at fair values that are below the purchased value of the investments due primarily to the decreased liquidity of the investments and not as a result of decreases in the creditworthiness of the underlying issuers. As the Company does not intend to sell these securities prior to maturity and as it is not likely that the Company will be required to sell these securities, the net unrealized losses are deemed temporary. Any future fluctuation in the fair value related to these securities that the Company deems to be temporary, including any additional recoveries of previous write-downs, will be recorded to accumulated other comprehensive income. If it is determined that any future valuation adjustment is other-than-temporary and the Company continues to believe it will hold the security to maturity, the amount of other-than-temporary impairment related to credit losses will be recognized in earnings.

The auction events for these securities failed during early 2008 and have not resumed. Therefore, the estimated fair values of these securities have been determined utilizing a discounted cash flow analysis as of March 31, 2010. These analyses consider, among other items, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data. As the timing of future successful auctions, if any, cannot be predicted, available-for-sale auction rate securities are classified as long-term. During the fourth quarter of 2008, the Company entered into a forward contract with a registered broker-dealer, at no cost, for auction rate securities with a fair value of $8,166 as of March 31, 2010. This forward contract provides the Company with the ability to sell these auction rate securities to the registered broker-dealer at par within a defined timeframe, beginning June 30, 2010. These

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

securities are classified as trading securities because the Company does not intend to hold these securities until final maturity. Trading securities are carried at fair value with changes in fair value recorded in earnings. For the three months ended March 31, 2010 and 2009, a realized gain of $281 and a realized loss of $332, respectively, was recorded to earnings related to these trading securities. The value of the forward contract at March 31, 2010, of $885, was estimated using a discounted cash flow analysis taking into consideration the creditworthiness of the counterparty to the agreement. The forward contract is included in other long-term assets. As the trading securities increased in value for the three months ended March 31, 2010, a corresponding decrease in fair value of $280 for the forward contract was recorded to earnings. For the three months ended March 31, 2009, a gain in fair value of $90 was recorded to earnings related to the forward contract.

Liabilities

The estimated fair value of the 2.0% Convertible Senior Notes is determined based upon a quoted market price. As of March 31, 2010 and December 31, 2009, the fair value of the borrowings under the 2.0% Convertible Senior Notes was $267,558 and $246,025, respectively, compared to the face value of $260,000.

4.	Short and Long-Term Investments and Investments on Deposit for Licensure

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short-term investments held at March 31, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

March 31, 2010:
Certificates of deposit	$64,113	$6	$—	$64,119
Commercial paper	16,296	3	—	16,299
Corporate bonds	4,557	4	4	4,557
Debt securities of government sponsored entities	82,820	18	22	82,816
Municipal bonds	28,218	3	8	28,213

Total short-term investments	$196,004	$34	$34	$196,004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

December 31, 2009:
Certificates of deposit	$25,000	$5	$—	$25,005
Commercial paper	8,989	3	—	8,992
Corporate bonds	5,605	4	1	5,608
Debt securities of government sponsored entities	80,246	37	10	80,273
Municipal bonds	17,643	5	3	17,645

Total short-term investments	$137,483	$54	$14	$137,523

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale long-term investments held at March 31, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

March 31, 2010:
Auction rate securities, maturing between one year and five years	$4,000	$—	$219	$3,781
Auction rate securities, maturing in greater than ten years	41,150	—	3,460	37,690
Corporate bonds, maturing within one year	65,314	672	14	65,972
Corporate bonds, maturing between one year and five years	135,137	2,366	1	137,502
Debt securities of government sponsored entities, maturing within one year	89,917	601	8	90,510
Debt securities of government sponsored entities, maturing between one year and five years	150,307	907	44	151,170
Debt securities of government sponsored entities, maturing between five years and ten years	6,000	—	2	5,998
Federally insured corporate bonds, maturing within one year	22,029	242	—	22,271
Federally insured corporate bonds, maturing between one year and five years	21,175	473	7	21,641
Municipal bonds, maturing within one year	6,625	12	—	6,637
Municipal bonds, maturing between one year and five years	28,510	137	25	28,622
Municipal bonds, maturing between five years and ten years	30,583	303	63	30,823
Municipal bonds, maturing in greater than ten years	71,851	411	18	72,244

Total long-term investments	$672,598	$6,124	$3,861	$674,861

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

December 31, 2009:
Auction rate securities, maturing between one year and five years	$4,000	$—	$231	$3,769
Auction rate securities, maturing in greater than ten years	46,150	—	3,916	42,234
Corporate bonds, maturing within one year	40,117	623	—	40,740
Corporate bonds, maturing between one year and five years	162,017	1,897	99	163,815
Debt securities of government sponsored entities, maturing within one year	87,000	831	11	87,820
Debt securities of government sponsored entities, maturing between one year and five years	163,326	1,142	28	164,440
Federally insured corporate bonds, maturing within one year	22,040	316	—	22,356
Federally insured corporate bonds, maturing between one year and five years	24,200	459	7	24,652
Municipal bonds, maturing within one year	4,969	13	—	4,982
Municipal bonds, maturing between one year and five years	15,271	138	6	15,403
Municipal bonds, maturing between five years and ten years	32,632	300	57	32,875
Municipal bonds, maturing in greater than ten years	94,366	415	5	94,776
U.S. Treasury securities, maturing between one year and five years	2,499	—	—	2,499

Total long-term investments	$698,587	$6,134	$4,360	$700,361

The purchase amount, realized gains, realized losses and fair value for trading securities held at March 31, 2010 and December 31, 2009 were as follows:

	Purchase		Realized	Fair
	Amount	Realized Gains	Losses	Value

March 31, 2010:
Auction rate securities, maturing in greater than ten years	$9,050	$—	$884	$8,166

	Purchase		Realized	Fair
	Amount	Realized Gains	Losses	Value

December 31, 2009:
Auction rate securities, maturing in greater than ten years	$12,000	$—	$1,165	$10,835

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

As a condition for licensure by various state governments to operate health maintenance organizations (“HMOs”), health insuring corporations (“HICs”) or prepaid health services plans (“PHSPs”), the Company is required to maintain certain funds on deposit, in specific dollar amounts based on either formulas or set amounts, with or under the control of the various departments of insurance. The Company purchases interest-bearing investments with a fair value equal to or greater than the required dollar amount. The interest that accrues on these investments is not restricted and is available for withdrawal. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for these available-for-sale investments at March 31, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

March 31, 2010:
Cash	$443	$—	$—	$443
Certificates of deposit, maturing within one year	11,150	—	—	11,150
Money market funds	20,071	—	—	20,071
Available-for-sale securities:
Debt securities of government sponsored entities, maturing within one year	93l	1	1	931
Debt securities of government sponsored entities, maturing between one year and five years	54,305	314	47	54,572
U.S. Treasury securities, maturing within one year	18,051	81	2	18,130
U.S. Treasury securities, maturing between one year and five years	598	69	—	667

Total	$105,549	$465	$50	$105,964

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

December 31, 2009:
Cash	$414	$—	$—	$414
Certificates of deposit, maturing within one year	11,150	—	—	11,150
Money market funds	21,978	—	—	21,978
Available-for-sale securities:
Debt securities of government sponsored entities, maturing within one year	935	—	1	934
Debt securities of government sponsored entities, maturing between one year and five years	49,262	285	38	49,509
U.S. Treasury securities, maturing within one year	16,189	8	13	16,184
U.S. Treasury securities, maturing between one year and five years	2,460	151	—	2,611

Total	$102,388	$444	$52	$102,780

The following table shows the fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

March 31, 2010:
Auction rate securities	$—	$—	—	$41,471	$3,679	12
Corporate bonds	5,504	19	3	—	—	—
Debt securities of government sponsored entities	117,817	124	28	—	—	—
Federally insured corporate bond	4,064	7	1	—	—	—
Municipal bonds	42,632	114	20	—	—	—
U.S. Treasury securities	7,005	2	2	—	—	—

Total temporarily impaired securities	$177,022	$266	54	$41,471	$3,679	12

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

December 31, 2009:
Auction rate securities	$—	$—	—	$46,003	$4,147	13
Corporate bonds	40,971	100	32	—	—	—
Debt securities of government sponsored entities	44,881	88	13	—	—	—
Federally insured corporate bond	4,076	7	1	—	—	—
Municipal bonds	17,771	71	7	—	—	—
U.S. Treasury securities	9,420	13	2	—	—	—

Total temporarily impaired securities	$117,119	$279	55	$46,003	$4,147	13

The temporary declines in value at March 31, 2010, are primarily due to fluctuations in short-term market interest rates and the lack of liquidity of auction rate securities. Auction rate securities that have been in an unrealized loss position for greater than 12 months have experienced losses due to the lack of liquidity for these instruments, not as a result of impairment of the underlying debt securities. Additionally, the Company does not intend to sell these securities prior to maturity and it is not likely that the Company will be required to sell these securities prior to maturity; therefore, there is no indication of other-than-temporary impairment for these securities.

5. Market Updates

Tennessee

On March 1, 2010, the Company’s Tennessee subsidiary, AMERIGROUP Tennessee, Inc., began offering long-term care (“LTC”) services to approximately 4,100 existing members through the State’s TennCare CHOICES

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

program. The program, created as a result of the LTC Community Choices Act of 2008, is an expansion program offered through amendments to existing Medicaid managed care contracts and became effective March 1, 2010. TennCare CHOICES focuses on promoting independence, choice, dignity and quality of life for LTC Medicaid managed care recipients by offering members the option to live in their own homes while receiving LTC and other medical services. As of March 31, 2010, AMERIGROUP Tennessee, Inc. served approximately 202,000 members. The Company can give no assurance that its entry into this business will be favorable to its results of operations, financial position or cash flows in future periods.

6. Summary of Goodwill and Acquired Intangible Assets

On March 1, 2010, the Company’s New Jersey subsidiary, AMERIGROUP New Jersey, Inc., acquired the Medicaid contract rights and rights under certain provider agreements of University Health Plans, Inc. (“UHP”) for $13,420 for strategic reasons. The initial $13,420 payment is subject to a post-closing adjustment based on the number of incremental members as of May 1, 2010. The Company has concluded that the probability that the number of incremental members as of May 1, 2010 will result in a post-close adjustment to the purchase price is remote. The purchase price was financed through available cash. The entire purchase price was allocated to goodwill and other intangibles, which includes $2,200 of specifically identifiable intangibles allocated to the rights to the Medicaid service contract and the assumed provider contracts. Intangible assets related to the rights to the Medicaid service contract are being amortized over a period of approximately 117 months based on a projected disenrollment rate of members in this market. Intangible assets related to the provider network are being amortized over 120 months on a straight-line basis.

The changes in the carrying amount of goodwill for the period ended March 31, 2010 is as follows:

Changes in the
Carrying
Amount of
Goodwill

Balance at December 31, 2009:
Goodwill	$258,155
Accumulated impairment losses	(8,879)

249,276

Goodwill acquired during the three months ended March 31, 2010	11,220

Balance at March 31, 2010:
Goodwill	269,375
Accumulated impairment losses	(8,879)

$260,496

Other acquired intangible assets, included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Membership rights and provider contracts	$28,171	$(25,622)	$25,971	$(25,517)
Non-compete agreements and trademarks	1,596	(1,596)	1,596	(1,596)

	$29,767	$(27,218)	$27,567	$(27,113)

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

7. Long-Term Obligations

Convertible Senior Notes

As of March 31, 2010, the Company had $260,000 outstanding in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012, the carrying amount of which was $237,765. The unamortized discount of $22,235 will continue to be amortized over the remaining period until maturity. In May 2007, an automatic shelf registration statement on Form S-3 was filed with the SEC covering the resale of the 2.0% Convertible Senior Notes and common stock issuable upon conversion. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equally with all of its existing and future senior debt and senior to all of its subordinated debt. The 2.0% Convertible Senior Notes are effectively subordinated to all existing and future liabilities of the Company’s subsidiaries and to any existing and future secured indebtedness. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The 2.0% Convertible Senior Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

Upon conversion of the 2.0% Convertible Senior Notes, the Company will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, the Company has the option to settle the excess with cash, shares of its common stock, or a combination thereof based on a daily conversion value, as defined in the Indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of the Company’s common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder of the 2.0% Convertible Senior Notes that elects to convert their 2.0% Convertible Senior Notes in connection with such fundamental change.

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

The convertible note hedges are expected to reduce the potential dilution upon conversion of the 2.0% Convertible Senior Notes in the event that the market value per share of the Company’s common stock, as measured under the convertible note hedges, at the time of exercise is greater than the strike price of the convertible note hedges, which corresponds to the initial conversion price of the 2.0% Convertible Senior Notes and is subject to certain customary adjustments. If, however, the market value per share of the Company’s common stock exceeds the strike price of the warrants (discussed below) when such warrants are exercised, the Company will be required to issue common stock. Both the convertible note hedges and warrants provide for net-share settlement at the time of any exercise for the amount that the market value of the Company’s common stock exceeds the applicable strike price.

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

8. Share Repurchase Program

The Board of Directors has authorized the repurchase of up to $200,000 of shares of the Company’s common stock under the Company’s ongoing share repurchase program. The $200,000 authorization is for repurchases made from and after August 5, 2009. Pursuant to this ongoing share repurchase program, the Company repurchased 250,580 shares of its common stock and placed them into treasury during the three months ended March 31, 2010 for an average per share cost of $27.86 and an aggregate cost of $6,982. As of March 31, 2010, the Company had authorization to purchase up to an additional $155,866 of shares of its common stock under its existing share repurchase program.

9. Commitments and Contingencies

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

Florida Medicaid Contract Dispute

Under the terms of the contract between AMERIGROUP Florida, Inc. and the Florida Agency for Health Care Administration (“AHCA”), AMERIGROUP Florida, Inc. is required to have a process to identify members who are pregnant or newborn members so that the newborn can be enrolled as a member of the health plan as soon as possible after birth. This process is referred to as the “Unborn Activation Process.”

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

In February 2010, the Company received another series of letters from the IG and AHCA revising the damages from $10,600 to $3,200 for the fee-for-service claims that AHCA believed they paid. The revised damages include an offset of premiums that would have been paid for the dates of service covered by the claims. The letters also included an updated penalty amount which was not materially different from the prior letters.

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

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Legal Proceedings

Memorial Hermann Litigation

On November 21, 2007, Memorial Hermann Hospital System (“Memorial Hermann”) filed an Original Petition in the District Court of Harris County, Texas against AMERIGROUP Texas, Inc. alleging, inter alia, that AMERIGROUP Texas failed to pay claims for health care services rendered to members in accordance with the terms set forth in the contract between the parties. The Original Petition asserted a breach of contract claim and requested damages in the principal amount of $723, plus interest, punitive damages, attorneys’ fees, costs, and other relief. On December 3, 2009, Memorial Hermann filed a Second Amended Petition asserting claims for breach of contract and quantum meruit and requesting damages in the principal amount of $38,400, plus pre-judgment and post-judgment interest, statutory damages, attorneys’ fees, and costs. AMERIGROUP Texas has denied that it is indebted to Memorial Hermann as alleged in the petitions. The case is currently scheduled for trial on August 23, 2010.

The Company believes that AMERIGROUP Texas, Inc. has substantial defenses to the claims asserted by Memorial Hermann and the Company intends to vigorously contest their claims. Although it is possible that the ultimate outcome of this litigation may not be favorable to the Company, the amount of loss, if any, is uncertain. Accordingly, the Company has not recorded any amounts in the Condensed Consolidated Financial Statements for unfavorable outcomes, if any, as a result of this litigation. There can be no assurances that the ultimate outcome of this litigation will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Other Litigation

Additionally, the Company is involved in various other legal proceedings in the normal course of business. Based upon its evaluation of the information currently available, the Company believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on its financial position, results of operations or liquidity.

10. Comprehensive Earnings

Differences between net income and total comprehensive income resulted from net unrealized gains (losses) on the investment portfolio as follows:

	Three Months Ended March 31,
	2010	2009

Net income	$42,182	$36,909
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	242	(157)

Comprehensive income	$42,424	$36,752

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

11. Claims Payable

The following table presents the components of the change in claims payable for the periods presented:

	Three Months Ended	Twelve Months Ended
	March 31, 2010	December 31, 2009

Claims payable, beginning of period	$529,036	$536,107
Health benefits expense incurred during the period:
Related to current year	1,208,760	4,492,590
Related to prior years	(67,188)	(85,317)

Total incurred	1,141,572	4,407,273
Health benefits payments during the period:
Related to current year	798,460	4,007,789
Related to prior years	322,928	406,555

Total payments	1,121,388	4,414,344

Claims payable, end of period	$549,220	$529,036

Health benefits expense incurred during both periods were reduced for amounts related to prior years. The amounts related to prior years include the impact of amounts previously included in the liability to establish it at a level sufficient under moderately adverse conditions that were not needed and the reduction in health benefits expense due to revisions to prior estimates.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	our inability to manage medical costs;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	local, state and national economic conditions, including their effect on the premium rate increase process and timing of payments;

•	the effect of laws and regulations and changes in such laws and regulations governing the health care industry, including the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and any regulations enacted thereunder;

•	changes in Medicaid and Medicare payment levels and methodologies;

•	increased use of services, increased cost of individual services, pandemics, epidemics, the introduction of new or costly treatments and technology, new mandated benefits, insured population characteristics and seasonal changes in the level of health care use;

•	our ability to maintain and increase membership levels;

•	our ability to enter into new markets or remain in our existing markets;

•	changes in market interest rates or any disruptions in the credit markets;

•	our ability to maintain compliance with all minimum capital requirements;

•	liabilities and other claims asserted against us;

•	demographic changes;

•	the competitive environment in which we operate;

•	the availability and terms of capital to fund acquisitions, capital improvements and maintain capitalization levels required by regulatory agencies;

•	our ability to attract and retain qualified personnel;

•	the unfavorable resolution of new or pending litigation; and

•	catastrophes, including acts of terrorism or severe weather.

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2010, and Part II — Other Information — Item 1A. — “Risk Factors” for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

Overview

We are a multi-state managed health care company focused on serving people who receive health care benefits through publicly sponsored programs, including Medicaid, Children’s Health Insurance Program (“CHIP”), Medicaid expansion programs and Medicare Advantage. We operate in one business segment with a single line of business. We were founded in December 1994 with the objective of becoming the leading managed care organization in the U.S. focused on serving people who receive these types of benefits. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and the government agencies with whom we contract because of our focus solely on recipients of publicly sponsored health care, our medical management programs and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to health care benefits pursuant to agreements with applicable state and Federal government agencies. We combine medical, social and behavioral health services to help our members obtain quality health care in an efficient manner. Our success in establishing and maintaining strong relationships with government agencies, providers and members has enabled us to obtain new contracts and to establish and maintain a leading market position in many of the markets we serve. We continue to believe that managed health care remains the only proven mechanism that improves health outcomes for our members while helping our government customers manage the fiscal viability of their health care programs.

Summary highlights of our first quarter of 2010 include:

•	Membership increased by 206,000 members, or 12.4%, to 1,863,000 members as of March 31, 2010 compared to 1,657,000 members as of March 31, 2009;

•	Total revenues of $1.4 billion for the first quarter of 2010, an 11.5% increase over the first quarter of 2009;

•	Health benefits ratio (“HBR”) of 83.5% of premium revenues for the first quarter of 2010 compared to 83.7% in the first quarter of 2009;

•	Selling, general and administrative expense (“SG&A”) ratio of 8.6% of total revenues for the first quarter of 2010 compared to 9.0% in the first quarter of 2009;

•	Cash used in operations was $6.8 million for the three months ended March 31, 2010;

•	Unregulated cash and investments of $257.4 million as of March 31, 2010;

•	Claims payable as of March 31, 2010 totaled $549.2 million, compared to $529.0 million as of December 31, 2009;

•	We repurchased 250,580 shares of common stock for approximately $7.0 million during the first quarter of 2010;

•	On March 1, 2010, our Tennessee health plan began providing long-term care (“LTC”) services to approximately 4,100 existing members under the State’s newly created TennCare CHOICES program; and

•	On March 1, 2010, our New Jersey health plan completed the previously announced acquisition of certain assets of University Health Plans, Inc. (“UHP”). As of March 31, 2010, we served approximately 158,000 members in New Jersey.

Our results for the three months ended March 31, 2010 reflect the impact of continued membership growth, which we believe is driven by the macroeconomic environment that has increased the number of Medicaid eligible individuals, similar to our experience in 2009. Additionally, premium revenue reflects the impact of a rate increase across the existing Tennessee operations and benefit expansion to provide LTC services to eligible members in that market. Health benefits expense for the three months ended March 31, 2010 reflects the revision of prior estimates related to 2009 generating favorable development in the quarter due primarily to moderating cost trends compared to our estimates in 2009.

Investment income and other revenue for the three months ended March 31, 2010 continues to reflect the impact of reinvestment of fixed-income securities as existing holdings mature and are reinvested into lower yielding instruments at current market rates. This is consistent with the patterns we experienced in 2009. We do not anticipate investment yields will increase significantly in the near term.

Our SG&A expenses for the three months ended March 31, 2010 reflect the impact of increases in variable compensation expense which is directly tied to variations in operating performance. Our operating results in the quarter were better than anticipated driving an increase in accruals under our variable compensation programs.

Health Care Reform

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”). The passage of the Acts has resulted in comprehensive health care reform legislation. The Acts are intended to provide health insurance to approximately 32 million uninsured individuals of which approximately 16 to 21 million are expected to obtain health insurance through the expansion of the Medicaid program beginning in 2014. Funding for the expanded coverage is expected to largely come from the Federal government.

We are currently evaluating the provisions of the Acts and believe that, if implemented as passed, the Acts may provide us with significant opportunities for growth in our existing markets and, potentially, in new markets. There can be no assurance that we will realize this growth, or that this growth will be profitable. There are numerous steps required to implement the Acts, including promulgating a substantial number of new and potentially more onerous regulations to implement the provisions of the Acts. Further, various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the Federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities. There is also considerable uncertainty regarding the impact of the Acts and the other reforms on the health insurance market as a whole. In addition, we cannot predict our competitors’ reactions to the changes. Although we believe the Acts will provide us with significant opportunity, the enacted reforms, as well as future regulations and legislative changes, may in fact have a material adverse affect on our results of operations, financial position or liquidity. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform or do not do so as effectively as our competitors, our business may be materially adversely affected.

The Acts include the imposition of significant new non-deductible Federal premium taxes and other assessments on health insurers. If this Federal premium tax is imposed as enacted, and if the cost of the Federal premium tax is not included in the calculation of our premium rates, or if we are unable to otherwise adjust our business model to address this new tax, our results of operations, financial position and liquidity may be materially adversely affected.

Market Updates

Tennessee

On March 1, 2010, our Tennessee subsidiary, AMERIGROUP Tennessee, Inc., began offering LTC services to approximately 4,100 existing members through the State’s TennCare CHOICES program. The program, created as a result of the LTC Community Choices Act of 2008, is an expansion program offered through amendments to existing Medicaid managed care contracts and became effective March 1, 2010. TennCare CHOICES focuses on promoting independence, choice, dignity and quality of life for LTC Medicaid managed care recipients by offering members the option to live in their own homes while receiving LTC and other medical services. At March 31, 2010, we served approximately 202,000 members in Tennessee. We can give no assurance that our entry into this business will be favorable to our results of operations, financial position or cash flows in future periods.

New Jersey

On March 1, 2010, our New Jersey subsidiary, AMERIGROUP New Jersey, Inc., completed the previously announced acquisition of the Medicaid contract rights and rights under certain provider agreements of UHP for $13.4 million. At March 31, 2010, we served approximately 158,000 members in the State of New Jersey. We can give no assurance that this acquisition will be favorable to our results of operations, financial position or cash flows in future periods.

Texas

In November 2009, the Texas Health and Human Services Commission (“HHSC”) issued a request for proposal to provide managed care services for Aged, Blind and Disabled (“ABD”) clients in the Dallas and Tarrant service areas under the Texas Medicaid STAR+PLUS program. HHSC intends to select no less than four managed care organizations (two per service area) to serve approximately 77,000 eligible members. We submitted a bid to HHSC on February 11, 2010. We anticipate a contract award in the second quarter of 2010 with an operational start date in early 2011. We can give no assurance that we will be awarded this contract or that, if we are awarded this contract, such business will be favorable to our results of operations, financial position or cash flows in future periods.

Results of Operations

The following table sets forth selected operating ratios. All ratios, with the exception of the HBR, are shown as a percentage of total revenues:

	Three Months Ended
	March 31,
	2010	2009

Premium revenue	99.6%	99.0%
Investment income and other	0.4	1.0

Total revenues	100.0%	100.0%

Health benefits(1)	83.5%	83.7%
Selling, general and administrative expenses	8.6%	9.0%
Income before income taxes	5.0%	4.8%
Net income	3.1%	3.0%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Summarized comparative financial information for the three months ended March 31, 2010 and 2009 is as follows (dollars in millions, except per share data; totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal.):

	Three Months Ended March 31,
			% Change
	2010	2009	2010-2009

Revenues:
Premium	$1,366.8	$1,217.4	12.3%
Investment income and other	4.9	12.3	(60.5)%

Total revenues	1,371.6	1,229.8	11.5%
Expenses:
Health benefits	1,141.6	1,019.3	12.0%
Selling, general and administrative	117.4	110.4	6.4%
Premium tax	31.5	28.1	11.9%
Depreciation and amortization	8.7	8.3	4.6%
Interest	4.0	4.2	(5.9)%

Total expenses	1,303.2	1,170.4	11.3%

Income before income taxes	68.5	59.4	15.2%
Income tax expense	26.3	22.5	16.8%

Net income	$42.2	$36.9	14.3%

Diluted net income per share	$0.82	$0.69	18.8%

Premium Revenue

Premium revenue for the three months ended March 31, 2010 increased $149.3 million, or 12.3%, to $1.4 billion from $1.2 billion for the three months ended March 31, 2009. The increase was primarily due to significant increases in full-risk membership across the majority of our existing products and markets partially due to increased levels of unemployment and the macroeconomic environment driving increases in the number of people eligible for Medicaid. In addition, premium revenue increased as a result of the final phase of the statewide rollout of New Mexico’s Coordination of Long-Term Services (“CoLTS”) program in April 2009 to the Southeast and Northeast regions of New Mexico, a Tennessee rate increase in July 2009 and premium growth in Tennessee through our entry into the TennCare CHOICES program in March 2010. These increases were partially offset by our decision to exit the ABD program in the Southwest region of Ohio as well as the State’s election to remove pharmacy coverage from the benefit package offered, both effective February 2010. Additionally, premium revenue was impacted by our market exit from South Carolina through the sale of our Medicaid contract rights in March 2009.

Membership

The following table sets forth the approximate number of members we served in each state as of March 31, 2010 and 2009. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	March 31,
	2010	2009

Texas(1)	510,000	453,000
Florida	250,000	253,000
Georgia	250,000	213,000
Tennessee	202,000	189,000
Maryland	197,000	179,000
New Jersey	158,000	109,000
New York	113,000	111,000
Nevada	69,000	49,000
Ohio	56,000	60,000
Virginia	37,000	26,000
New Mexico	21,000	15,000

Total	1,863,000	1,657,000

(1)	Membership includes approximately 13,000 members under an ASO contract that began June 1, 2009.

As of March 31, 2010, we served approximately 1,863,000 members, reflecting an increase of approximately 206,000 members, or 12.4%, compared to March 31, 2009. The increase is primarily a result of membership growth in the majority of our products and markets driven by a surge in Medicaid eligibility, which we believe was driven by high unemployment and general adverse economic conditions. Our March 2010 acquisition of the Medicaid contract rights from UHP to provide services to additional members in the State of New Jersey resulted in further growth of our New Jersey plan. Additionally, the final phase of the statewide rollout of New Mexico’s CoLTS program in April 2009 contributed to our membership growth.

The following table sets forth the approximate number of our members who receive benefits under our products as of March 31, 2010 and 2009. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

	March 31,
Product	2010	2009

TANF (Medicaid)	1,309,000	1,141,000
CHIP	269,000	264,000
ABD (Medicaid)(1)	197,000	187,000
FamilyCare (Medicaid)	72,000	53,000
Medicare Advantage	16,000	12,000

Total	1,863,000	1,657,000

(1)	Membership includes approximately 13,000 members under an ASO contract in Texas that began June 1, 2009.

Investment income and other revenue

Investment income and other revenue was $4.9 million and $12.3 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in investment income and other revenue was primarily due to a decrease in other revenue resulting from a one-time benefit of $5.8 million during the three months ended March 31, 2009 from the sale of our South Carolina contract rights.

Our investment portfolio is comprised of fixed income securities and cash and cash equivalents, which generated investment income totaling $4.2 million for the three months ended March 31, 2010 compared to $6.4 million for the three months ended March 31, 2009. The decrease in investment income is primarily a result of decreased rates of return due to current market interest rates. We anticipate that our effective yield will remain at or below the current rates as of March 31, 2010 for the foreseeable future, which will result in similar or reduced returns on our investment portfolio in future periods. The performance of our investment portfolio is interest rate driven, and consequently, changes in interest rates affect our returns on, and the fair value of, our portfolio which could materially adversely affect our results of operations or liquidity in future periods.

Health benefits expenses

Expenses relating to health benefits for the three months ended March 31, 2010 increased $122.3 million, or 12.0%, to $1.1 billion compared to $1.0 billion for the three months ended March 31, 2009. Our HBR decreased to 83.5% for the three months ended March 31, 2010 compared to 83.7% for the same period of the prior year. The decrease in HBR primarily resulted from favorable reserve development primarily due to revisions to prior estimates for the three months ended December 31, 2009. This revision primarily resulted from moderation of cost trends compared to the trends expected when developing our estimates at the end of 2009. In addition, we believe a lighter than normal winter flu season, lower utilization of health services due to severe winter weather in some of our markets, as well as continued moderation of trends in the current period, favorably impacted the ratio.

The following table presents the components of the change in claims payable for the periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2010	December 31, 2009

Claims payable, beginning of period	$529,036	$536,107
Health benefits expense incurred during the period:
Related to current year	1,208,760	4,492,590
Related to prior years	(67,188)	(85,317)

Total incurred	1,141,572	4,407,273
Health benefits payments during the period:
Related to current year	798,460	4,007,789
Related to prior years	322,928	406,555

Total payments	1,121,388	4,414,344

Claims payable, end of period	$549,220	$529,036

Health benefits expense incurred during both periods were reduced for amounts related to prior years. The amounts related to prior years include the impact of amounts previously included in the liability to establish it at a level sufficient under moderately adverse conditions that were not needed and the reduction in health benefits expense due to revisions to prior estimates.

Selling, general and administrative expenses

SG&A for the three months ended March 31, 2010 increased $7.0 million, or 6.4%, to $117.4 million from $110.4 million for the three months ended March 31, 2009. The increase in SG&A is primarily a result of increased salary and benefit expenses due to increased variable compensation accruals as a result of our operating performance during the three months ended March 31, 2010. Our SG&A to total revenues ratio was 8.6% and 9.0% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the ratio is a result of leverage gained through increased revenues due primarily to increases in membership in the majority of our markets served as of March 31, 2010 as well as premium growth in Tennessee through our entry into the TennCare CHOICES program in March 2010, a rate increase in Tennessee in July 2009 and the final phase of the statewide rollout of New Mexico’s CoLTS program in April 2009.

Premium tax expense

Premium taxes were $31.5 million and $28.1 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The increase in premium tax expense for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is primarily due to a premium tax rate increase in the State of Tennessee effective July 2009, adoption of premium tax in the State of New York in April 2009 retroactive to January 2009 and growth in premium revenues in the majority of markets where premium tax is levied. These increases were partially offset by the termination of premium tax in the State of Georgia in October 2009.

Provision for income taxes

Income tax expense for the three months ended March 31, 2010 was $26.3 million with an effective tax rate of 38.4% compared to $22.5 million of income tax expense with an effective tax rate of 37.9% for the three months ended March 31, 2009. The increase in the effective tax rate for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is attributable to an increase in non-deductible expenses and the blended state income tax rate.

Significant income tax uncertainties

We are currently evaluating the tax related provisions of the Acts signed into law on March 23, 2010 and March 30, 2010 and do not expect that they will have a material impact on our 2010 tax rate. However, the Acts do contain provisions that we anticipate will impact our tax rate in future years. These provisions include, among others, a limit on the deductibility of compensation paid by health insurers to $0.5 million per year for each officer, director, employee, or other service provider paid in taxable years after 2012 with respect to services performed after 2009 and a non-deductible Federal premium tax on health insurers.

Liquidity and capital resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, and cash flows from operations. As of March 31, 2010, we had cash and cash equivalents of $441.2 million, short and long-term investments of $879.0 million and restricted investments on deposit for licensure of $106.0 million. Cash, cash equivalents, and investments which are unregulated totaled $257.4 million at March 31, 2010.

Convertible Senior Notes

As of March 31, 2010, we had $260.0 million outstanding in aggregate principal amount of 2.0% Convertible Senior Notes (the “2.0% Convertible Senior Notes”) due May 15, 2012. In May 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the resale of the 2.0% Convertible Senior Notes and common stock issuable upon conversion. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equally with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and to any existing and future secured indebtedness. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The 2.0% Convertible Senior Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

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

Stock Repurchase Program

Under the authorization of our Board of Directors, we maintain an ongoing share repurchase program that allows us to repurchase up to $200.0 million of shares of our common stock from and after August 5, 2009. Pursuant to this ongoing share repurchase program, we repurchased 250,580 shares of our common stock at an average per share cost of $27.86 and an aggregate cost of $7.0 million and placed them into treasury during the three months ended March 31, 2010. As of March 31, 2010, we had authorization to purchase up to an additional $155.9 million of shares of our common stock under the share repurchase program.

Cash and Investments

Cash used in operations was $6.8 million for the three months ended March 31, 2010 compared to cash provided by operations of $36.1 million for the three months ended March 31, 2009. The decrease in cash flows was primarily a result of a decrease in cash flows generated from working capital changes of $51.4 million. Cash used in operating activities for working capital changes was $61.6 million for the three months ended March 31, 2010 compared to $10.2 million for the three months ended March 31, 2009. The increase in cash used in operating activities for working capital changes primarily resulted from a net decrease in cash provided through changes in premium receivables and unearned revenues of $80.2 million due primarily to timing of receipts from government agencies. These decreases were partially offset by a net increase in cash provided through changes in accounts payable, accrued expenses and other current liabilities of $35.7 million due primarily to variations in the accruals for and payments of variable compensation accruals.

Cash used in investing activities was $54.5 million for the three months ended March 31, 2010 compared to $16.7 million for the three months ended March 31, 2009. The increase in cash used in investing activities of $37.8 million is due primarily to an increase in the net purchases of investments of $18.5 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 as well as the March 2010 acquisition from UHP of the Medicaid contract rights to provide services to additional members in the State of New Jersey for $13.4 million. Additionally the three months ended March 31, 2009 benefited from $5.8 million in proceeds from the sale of our South Carolina contract rights. We currently anticipate total capital expenditures for 2010 to be between approximately $30.0 million and $35.0 million related primarily to technological infrastructure development and enhancement of core systems to increase scalability and efficiency. For the three months ended March 31, 2010, total capital expenditures were $6.4 million.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of March 31, 2010, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is approximately twenty-one months excluding our auction rate securities which are discussed below. We utilize investment vehicles such as auction rate securities, commercial paper, certificates of deposit, corporate bonds, debt securities of government sponsored entities, Federally insured corporate bonds, municipal bonds, U.S. Treasury instruments and money market funds. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted average taxable equivalent yield on consolidated investments as of March 31, 2010 was approximately 1.15%. As of March 31, 2010, we had total cash and investments of approximately $1.4 billion.

The following table shows the types, percentages and average Standard and Poor’s (“S&P”) ratings of our holdings within our investment portfolio at March 31, 2010:

		Average S&P
	%	Rating

Auction rate securities	3.5%	AA+
Cash, bank deposits and commercial paper	4.7%	AAA
Certificates of deposit	6.8%	AA+
Corporate bonds	14.6%	A+
Debt obligations of government sponsored entities, Federally insured corporate bonds, municipal bonds and U.S. Treasury securities	43.4%	AAA
Money market funds	27.0%	AAA

	100.0%	AA+

As of March 31, 2010, $49.6 million of our investments were comprised of securities with an auction reset feature (“auction rate securities”) issued by student loan corporations which are non-profit entities established by various state governments. Liquidity for these auction rate securities historically was provided by an auction process which allowed holders to sell their notes and the interest rate was reset at pre-determined intervals, usually every 28 or 35 days. Since early 2008, auctions for these auction rate securities have failed and there is no assurance that auctions for these securities will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. As we cannot predict the timing of future successful auctions, if any, our auction rate securities are classified as long-term investments. The weighted average life of our auction rate securities portfolio, based on the final maturity, is approximately twenty-two years. We currently have the intent to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments.

Our auction rate securities are classified as either available-for-sale or trading securities and reflected at fair value. In periods prior to 2008, due to the auction process which took place every 28-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under the current guidance related to fair value measurements. However, the auction events for these securities failed during early 2008 and have not resumed. Observable and relevant market data for valuing auction rate securities is limited at this time. Due to these events, we reclassified these instruments as Level 3 during 2008. During the three months ended March 31, 2010, we sold certain investments in auction rate securities for net proceeds of $7.9 million, resulting in a $0.2 million net realized gain recorded in earnings, of which $0.1 million represents the reclassification of prior period net unrealized losses from other comprehensive income as determined on a specific-identification basis.

For the three months ended March 31, 2010, we have recorded an unrealized gain of $0.5 million to accumulated other comprehensive income as a result of moderate recoveries in fair value for auction rate securities classified as available-for-sale. We currently believe that the $3.7 million net unrealized loss position that remains at March 31, 2010 is primarily due to liquidity concerns and not the creditworthiness of the underlying issuers. In addition, our holdings of auction rate securities represented less than four percent of our total cash, cash equivalents, and investments balance at March 31, 2010, which we believe allows us sufficient time for the securities to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our fair value estimates and an estimate that would be arrived at by another party would have no impact on our earnings since such difference would also be recorded to accumulated other comprehensive income. We will re-evaluate each of these factors as market conditions change in subsequent periods.

During the fourth quarter of 2008, we entered into a forward contract with a registered broker-dealer, at no cost to us, for auction rate securities with a fair value of $8.2 million as of March 31, 2010. This forward contract provides us with the ability to sell these auction rate securities to the registered broker-dealer at par within a defined timeframe, beginning June 30, 2010. These securities are classified as trading securities because we do not intend to hold these securities until final maturity. Trading securities are carried at fair value with changes in fair value recorded in earnings. A realized gain of $0.3 million was recorded to earnings for the three months ended March 31, 2010, related to these trading securities. The value of the forward contract of $0.9 million was estimated using a discounted cash flow analysis taking into consideration the creditworthiness of the counterparty to the agreement. The forward contract is included in other long-term assets. As the trading securities increased in value for the three months ended March 31, 2010, a corresponding decrease in fair value of $0.3 million for the forward contract was recorded to earnings. For the three months ended March 31, 2009, a gain in fair value of $0.1 million was recorded to earnings related to the forward contract.

Cash used in financing activities was $3.4 million for the three months ended March 31, 2010, compared to $8.5 million for the three months ended March 31, 2009. The decrease in cash used in financing activities of $5.1 million is due primarily to changes in the receivable from the Centers for Medicare and Medicaid Services for reimbursements of prescription drug costs under the Medicare Part D program for which we are not at risk as well as changes in bank overdrafts.

We believe that existing cash and investment balances and cash flow from operations will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at March 31, 2010 was 18.8%. The financial markets have experienced periods of volatility and disruption since 2008. Future volatility and disruption is possible and unpredictable. In the event we need to access additional capital, our ability to obtain such capital may be limited and the cost of any such capital may be significantly higher than in past periods depending on the market condition and our financial position at the time we pursue additional financing.

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

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations (“HMOs”), one health insuring corporation (“HIC”) and one Prepaid Health Services Plan (“PHSP”). HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of March 31, 2010, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls during the remainder of 2010 using unregulated cash, cash equivalents and investments. We believe, as a result, that we will continue to be in compliance with these requirements at least through the end of 2010.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs and other entities bearing risk for health care coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from (a) requiring insurers to submit a comprehensive plan to the state insurance commissioner, to (b) requiring the state insurance commissioner to place the insurer under regulatory control. Eight of our eleven states have adopted RBC as the measure of required surplus. At March 31, 2010, our RBC ratio in each of these states exceeded the requirement thresholds at which regulatory action would be initiated. Although not all states had adopted these rules at March 31, 2010, at that date, each of our active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our Condensed Consolidated Balance Sheets include a certain amount of assets whose fair values are subject to market risk. Due to our significant investment in fixed-maturity investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. In addition, the credit markets experienced significant disruptions in prior periods. Liquidity on many financial instruments contracted, the creditworthiness of many issuers has fluctuated and defaults have increased, along with other disruptions. While we do not believe we have experienced material adverse changes in the value of our cash, cash equivalents and investments, further disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our results of operations, liquidity, financial position or cash flows.

As of March 31, 2010, substantially all of our investments were in high quality securities that have historically exhibited good liquidity which include commercial paper, certificates of deposit, corporate bonds, debt securities of government sponsored entities, Federally insured corporate bonds, municipal bonds, U.S. Treasury instruments and money market funds.

The fair value of the fixed-maturity investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed-maturity investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time-to-time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of March 31, 2010, an increase of 1% in interest rates on securities with maturities greater than one year would reduce the fair value of our marketable securities portfolio by approximately $9.5 million. Conversely, a reduction of 1% in interest rates on securities with maturities greater than one year would increase the fair value of our marketable securities portfolio by approximately $8.9 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1% change in interest rates.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.  During the first quarter of 2010, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 9 to the Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A.	Risk Factors

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The following risk factor was identified by the Company during the first quarter of 2010 and is a supplement to those risk factors included as part of Item 1A., Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on February 22, 2010.

Recently enacted health care reform and the implementation of these laws could have a material adverse effect on our results of operations, financial position and liquidity. In addition, if the new non-deductible Federal premium tax is imposed as enacted, or if we are unable to adjust our business model to address this new tax, our results of operations, financial position and liquidity may be materially adversely affected.

On March 23, 2010, the President signed into law The Patient Protection and Affordable Care Act, and on March 30, 2010 the President signed into law The Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”). Implementation of these new laws varies from as early as six months from the date of enactment to as long as 2018.

There are numerous steps required to implement the Acts including, promulgating a substantial number of new and potentially more onerous regulations. Further, various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the Federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities. There is also considerable uncertainty regarding the impact of the Acts and the other reforms on the health insurance market as a whole. In addition, we cannot predict our competitors’ reactions to the changes. Although we believe the Acts will provide us with significant opportunity, the enacted reforms, as well as future regulations and legislative changes, may in fact have a material adverse affect on our results of operations, financial position or liquidity. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform or do not do so as effectively as our competitors, our business may be materially adversely affected.

The Acts include the imposition of significant new non-deductible Federal premium taxes and other assessments on health insurers. If this Federal premium tax is imposed as enacted, and if the cost of the Federal premium tax is not included in the calculation of our premium rates, or if we are unable to otherwise adjust our business model to address this new tax, our results of operations, financial position and liquidity may be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the three months ended March 31, 2010:

				Approximate Dollar
				Value of Shares
			Total number of	(or Units)
		Average	Shares (or Units)	that May Yet Be
	Total Number of	Price Paid	Purchased as Part of	Purchased Under
	Shares (or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs(1)	Programs(2)

January 1 — January 31, 2010	73,890	$27.72	73,890	$160,798,687
February 1 — February 28, 2010(3)	81,425	25.73	78,900	158,767,923
March 1 — March 31, 2010(3)	121,052	29.23	97,790	155,865,623

Total	276,367	$27.79	250,580	$155,865,623

(1)	Shares purchased during the first quarter of 2010 were purchased as part of the Company’s existing authorized share repurchase program. On March 8, 2010, the Company entered into a trading plan in accordance with Rule 10b5-1 of the Exchange Act, to facilitate repurchases of its common stock pursuant to its share repurchase program (the “Rule 10b5-1 plan”). The Rule 10b5-1 plan became effective on May 4, 2010 and expires on December 31, 2011, unless terminated earlier in accordance with its terms.

(2)	The ongoing share repurchase program authorized by the Board of Directors allows the Company to repurchase up to $200.0 million of shares of its common stock from and after August 5, 2009. No duration has been placed on the repurchase program and the Company reserves the right to discontinue the repurchase program at any time.

(3)	Our 2009 Equity Incentive Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During February and March 2010, certain employees elected to tender 2,525 shares and 23,262 shares, respectively, to the Company in payment of related withholding taxes upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index immediately following the Signatures page are incorporated by reference into this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

By:	/s/ James G. Carlson
James G. Carlson
Chairman, President and
Chief Executive Officer

Date: May 4, 2010

By:	/s/ James W. Truess
James W. Truess
Executive Vice President and
Chief Financial Officer

Date: May 4, 2010

EXHIBITS

Exhibits.

The following exhibits, which are furnished with this Quarterly Report on Form 10-Q or incorporated herein by reference, are filed as part of this Quarterly Report on Form 10-Q.

The agreements included or incorporated by reference as exhibits to this Quarterly Report on Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Quarterly Report on Form 10-Q not misleading.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).
4.1	Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.3	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 4, 2010.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 4, 2010.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 4, 2010.