Form 10-Q
period 2010-06-30
AMERIGROUP CORP
filed 2010-08-04
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of July 30, 2010, there were 51,022,288 shares outstanding of AMERIGROUP’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$409,833	$505,915
Short-term investments	221,007	137,523
Premium receivables	115,007	104,867
Deferred income taxes	26,779	26,361
Provider and other receivables	37,370	33,083
Prepaid expenses and other	17,688	14,233

Total current assets	827,684	821,982
Long-term investments	773,933	711,196
Investments on deposit for licensure	115,391	102,780
Property, equipment and software, net of accumulated depreciation of $160,410 and $156,693 at June 30, 2010 and December 31, 2009, respectively	97,809	101,002
Other long-term assets	13,550	13,398
Goodwill	260,496	249,276

Total assets	$2,088,863	$1,999,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$525,603	$529,036
Accounts payable	4,844	4,685
Unearned revenue	47,824	98,298
Accrued payroll and related liabilities	55,991	37,311
Accrued expenses and other	127,574	89,967

Total current liabilities	761,836	759,297
Long-term convertible debt	240,427	235,104
Deferred income taxes	7,372	8,430
Other long-term liabilities	10,645	12,359

Total liabilities	1,020,280	1,015,190

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; outstanding 49,850,353 and 50,638,474 at June 30, 2010 and December 31, 2009, respectively	552	546
Additional paid-in capital	513,655	494,735
Accumulated other comprehensive income	2,298	1,354
Retained earnings	700,027	590,632

	1,216,532	1,087,267
Less treasury stock at cost (5,303,442 and 3,956,560 shares at June 30, 2010 and December 31, 2009, respectively)	(147,949)	(102,823)

Total stockholders’ equity	1,068,583	984,444

Total liabilities and stockholders’ equity	$2,088,863	$1,999,634

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Premium	$1,428,879	$1,284,890	$2,795,646	$2,502,337
Investment income and other	8,634	6,517	13,516	18,864

Total revenues	1,437,513	1,291,407	2,809,162	2,521,201

Expenses:
Health benefits	1,176,445	1,103,213	2,318,017	2,122,516
Selling, general and administrative	108,189	96,285	225,612	206,660
Premium tax	33,172	34,623	64,644	62,741
Depreciation and amortization	8,905	9,680	17,615	18,006
Interest	4,019	4,232	8,009	8,470

Total expenses	1,330,730	1,248,033	2,633,897	2,418,393

Income before income taxes	106,783	43,374	175,265	102,808
Income tax expense (benefit)	39,570	(6,225)	65,870	16,300

Net income	$67,213	$49,599	$109,395	$86,508

Net income per share:
Basic net income per share	$1.34	$0.95	$2.17	$1.65

Weighted average number of common shares outstanding	50,296,209	52,308,721	50,422,564	52,488,010

Diluted net income per share	$1.31	$0.94	$2.14	$1.63

Weighted average number of common shares and dilutive potential common shares outstanding	51,318,044	53,029,943	51,235,939	53,224,753

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2010
(Dollars in thousands)
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity

Balances at December 31, 2009	50,638,474	$546	$494,735	$1,354	$590,632	3,956,560	$(102,823)	$984,444
Common stock issued upon exercise of stock options, vesting of restricted stock grants and purchases under the employee stock purchase plan	558,761	6	9,755	—	—	—	—	9,761
Compensation expense related to share-based payments	—	—	9,571	—	—	—	—	9,571
Tax expense related to share-based payments	—	—	(142)	—	—	—	—	(142)
Employee stock relinquished for payment of taxes	(46,475)	—	(264)	—	—	46,475	(1,450)	(1,714)
Common stock repurchases	(1,300,407)	—	—	—	—	1,300,407	(43,676)	(43,676)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	944	—	—	—	944
Net income	—	—	—	—	109,395	—	—	109,395

Balances at June 30, 2010	49,850,353	$552	$513,655	$2,298	$700,027	5,303,442	$(147,949)	$1,068,583

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income	$109,395	$86,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,615	18,006
Loss on disposal or abandonment of property, equipment and software	24	412
Deferred tax (benefit) expense	(1,972)	4,630
Compensation expense related to share-based payments	9,571	8,022
Convertible debt non-cash interest	5,323	4,987
Gain on sale of intangible asset	(4,000)	—
Gain on sale of contract rights	—	(5,810)
Other	4,189	(201)
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Premium receivables	(10,140)	(15,683)
Prepaid expenses, provider and other receivables and other current assets	(6,138)	(35,928)
Other assets	(55)	(439)
Claims payable	(3,433)	26,883
Accounts payable, accrued expenses and other current liabilities	41,371	(36,605)
Unearned revenue	(50,474)	(18,161)
Other long-term liabilities	(1,714)	(2,583)

Net cash provided by operating activities	109,562	34,038

Cash flows from investing activities:
Proceeds from sale of trading securities	8,992	—
Proceeds from sale of available-for-sale securities	416,066	13,708
Purchase of available-for-sale securities	(575,966)	(164,351)
Proceeds from redemption of held-to-maturity securities	—	273,125
Purchase of held-to-maturity securities	—	(194,851)
Proceeds from redemption of investments on deposit for licensure	36,007	38,682
Purchase of investments on deposit for licensure	(48,523)	(42,595)
Purchase of property, equipment and software	(13,508)	(15,865)
Proceeds from sale of intangible asset	4,000	—
Proceeds from sale of contract rights	—	5,810
Purchase of contract rights and related assets	(13,420)	—

Net cash used in investing activities	(186,352)	(86,337)

Cash flows from financing activities:
Repayment of borrowings under credit facility	—	(26,318)
Net increase (decrease) in bank overdrafts	13,361	(2,492)
Customer funds administered	1,404	(3,764)
Proceeds from exercise of stock options and employee stock purchases	9,761	3,729
Repurchase of common stock shares	(43,676)	(28,555)
Tax (expense) benefit related to share-based payments	(142)	918

Net cash used in financing activities	(19,292)	(56,482)

Net decrease in cash and cash equivalents	(96,082)	(108,781)
Cash and cash equivalents at beginning of period	505,915	763,272

Cash and cash equivalents at end of period	$409,833	$654,491

Non-cash disclosures:
Employee stock relinquished for payment of taxes	$(1,714)	$(912)

Unrealized gain on available-for-sale securities, net of tax	$944	$296

Auction rate securities pending settlement	$3,008	$—

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1.	Interim Financial Reporting

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 of AMERIGROUP Corporation and its subsidiaries (the “Company”), are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2010 and operating results for the interim periods ended June 30, 2010 and 2009. The December 31, 2009 Condensed Consolidated Balance Sheet was derived from the audited consolidated financial statements as of that date.

The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2010. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic net income per share:
Net income	$67,213	$49,599	$109,395	$86,508

Weighted average number of common shares outstanding	50,296,209	52,308,721	50,422,564	52,488,010

Basic net income per share	$1.34	$0.95	$2.17	$1.65

Diluted net income per share:
Net income	$67,213	$49,599	$109,395	$86,508

Weighted average number of common shares outstanding	50,296,209	52,308,721	50,422,564	52,488,010
Dilutive effect of stock options and non-vested stock awards (as determined by applying the treasury stock method)	1,021,835	721,222	813,375	736,743

Weighted average number of common shares and dilutive potential common shares outstanding	51,318,044	53,029,943	51,235,939	53,224,753

Diluted net income per share	$1.31	$0.94	$2.14	$1.63

Potential common stock equivalents representing 883,010 shares and 1,525,327 shares for the three and six months ended June 30, 2010, respectively, were not included in the computation of diluted net income per share

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

because to do so would have been anti-dilutive. Potential common stock equivalents representing 2,654,800 shares and 2,460,909 shares for the three and six months ended June 30, 2009, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

The shares issuable upon conversion of the Company’s 2.0% Convertible Senior Notes (the “2.0% Convertible Senior Notes”) due May 15, 2012 which were issued effective March 28, 2007 in the aggregate principal amount of $260,000 (See Note 7) were not included in the computation of diluted net income per share for the three and six months ended June 30, 2010 and 2009 because to do so would have been anti-dilutive.

The Company’s warrants to purchase shares of its common stock sold on March 28, 2007 and April 9, 2007 (See Note 7) were not included in the computation of diluted net income per share for the three and six months ended June 30, 2010 and 2009 because to do so would have been anti-dilutive.

3.	Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, premium receivables, provider and other receivables, prepaid expenses and other current assets, claims payable, accounts payable, unearned revenue, accrued payroll and related liabilities, and accrued expenses and other current liabilities: These financial instruments are carried at cost which approximates fair value because of the short maturity of these items.

Short-term investments, long-term investments, investments on deposit for licensure, cash surrender value of life insurance policies (included in other long-term assets), deferred compensation (included in other long-term liabilities) and the forward contract related to certain auction rate securities (included in other long-term assets at December 31, 2009): Fair values for these items are determined based upon quoted market prices or discounted cash flow analyses.

Convertible Senior Notes:  The estimated fair value of the Company’s 2.0% Convertible Senior Notes is determined based upon a quoted market price.

Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Tier Level	Tier Definition
Level 1	Observable inputs such as quoted prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Transfers between levels as a result of changes in the inputs used to determine fair value are recognized as of the beginning of the reporting period in which the transfer occurs. There were no transfers between levels for the three and six months ended June 30, 2010.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Assets

The Company’s assets measured at fair value on a recurring basis at June 30, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$392,514	$392,514	$—	$—
Money market funds	25,600	25,600	—	—
Available-for-sale securities:
Auction rate securities	31,044	—	—	31,044
Certificates of deposit	22,151	—	22,151	—
Commercial paper	11,098	—	11,098	—
Corporate bonds	241,588	—	241,588	—
Debt securities of government sponsored entities	452,718	452,718	—	—
Federally insured corporate bonds	43,817	43,817	—	—
Municipal bonds	263,570	—	263,570	—
U.S. Treasury securities	18,277	18,277	—	—

Total assets measured at fair value	$1,502,377	$932,926	$538,407	$31,044

The Company’s assets measured at fair value on a recurring basis at December 31, 2009 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$481,585	$481,585	$—	$—
Auction rate securities (trading)	10,835	—	—	10,835
Forward contract related to auction rate securities	1,165	—	—	1,165
Money market funds	21,978	21,978	—	—
Available-for-sale securities:
Auction rate securities	46,003	—	—	46,003
Certificates of deposit	36,155	—	36,155	—
Commercial paper	8,992	—	8,992	—
Corporate bonds	210,163	—	210,163	—
Debt securities of government sponsored entities	382,976	382,976	—	—
Federally insured corporate bonds	47,008	47,008	—	—
Municipal bonds	165,681	—	165,681	—
U.S. Treasury securities	21,294	21,294	—	—

Total assets measured at fair value	$1,433,835	$954,841	$420,991	$58,003

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

For the three and six months ended June 30, 2010 and 2009, net unrealized gains recorded to accumulated other comprehensive income as a result of changes in fair value for investments classified as available-for-sale were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net unrealized gains recorded to other comprehensive income	$972	$1,155	$1,445	$898

The following table presents the changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2010 and December 31, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Six Months Ended	Twelve Months Ended
	June 30, 2010	December 31, 2009

Balance at beginning of period	$58,003	$73,654
Total net realized (losses) gains included in earnings	(290)	224
Total net unrealized gains included in other comprehensive income	1,541	2,225
Sales and calls by issuers	(28,210)	(18,100)

Balance at end of period	$31,044	$58,003

At June 30, 2010, the Company did not elect the fair value option available under current guidance for any financial assets and liabilities that were not required to be measured at fair value.

The Company has invested in auction rate securities issued by student loan corporations established by various state governments which are reflected at fair value and included in long-term investments in the accompanying Condensed Consolidated Balance Sheets. The auction events for these securities failed during early 2008 and have not resumed. Therefore, the estimated fair values of these securities have been determined utilizing discounted cash flow analyses as of June 30, 2010. These analyses consider, among other items, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data. As the timing of future successful auctions, if any, cannot be predicted, auction rate securities are classified as long-term.

During the three and six months ended June 30, 2010 and 2009, proceeds from the sale or call of certain investments in auction rate securities, the net realized gains and the amount of prior period net unrealized losses reclassified from other comprehensive income on a specific-identification basis were as follows (excludes the impact of the forward contract discussed below):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Proceeds from sale or call of auction rate securities	$20,340	$6,850	$28,210	$6,850
Net realized gains recorded in earnings	674	729	875	397
Net unrealized losses reclassified from other comprehensive income, included in realized gains above	(210)	—	(290)	—

During the fourth quarter of 2008, the Company entered into a forward contract with a registered broker-dealer, at no cost, which provided the Company with the ability to sell certain auction rate securities to the registered

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

broker-dealer at par within a defined timeframe, beginning June 30, 2010. These securities were classified as trading securities because the Company did not intend to hold these securities until final maturity. Trading securities are carried at fair value with changes in fair value recorded in earnings. The value of the forward contract was estimated using a discounted cash flow analysis taking into consideration the creditworthiness of the counterparty to the agreement. The forward contract was included in other long-term assets. As of June 30, 2010, all of the remaining trading securities under the terms of this forward contract were repurchased by the broker-dealer; therefore, the forward contract expired at the end of the period resulting in a realized loss of $1,165 for the six months ended June 30, 2010, which was largely offset by recovery of the related auction rate securities at par.

Liabilities

The 2.0% Convertible Senior Notes are carried at amortized cost. The estimated fair value of the 2.0% Convertible Senior Notes is determined based upon a quoted market price. As of June 30, 2010 and December 31, 2009, the fair value of the borrowings under the 2.0% Convertible Senior Notes was $264,241 and $246,025, respectively, compared to the face value of $260,000.

4.	Short- and Long-term Investments and Investments on Deposit for Licensure

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short-term investments held at June 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

June 30, 2010:
Certificates of deposit	$11,000	$1	$—	$11,001
Commercial paper	11,098	—	—	11,098
Corporate bonds	14,556	2	11	14,547
Debt securities of government sponsored entities	131,641	36	1	131,676
Municipal bonds	52,690	10	15	52,685

Total short-term investments	$220,985	$49	$27	$221,007

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

December 31, 2009:
Certificates of deposit	$25,000	$5	$—	$25,005
Commercial paper	8,989	3	—	8,992
Corporate bonds	5,605	4	1	5,608
Debt securities of government sponsored entities	80,246	37	10	80,273
Municipal bonds	17,643	5	3	17,645

Total short-term investments	$137,483	$54	$14	$137,523

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale long-term investments held at June 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

June 30, 2010:
Auction rate securities, maturing in greater than ten years	$33,650	$—	$2,606	$31,044
Corporate bonds, maturing within one year	92,785	559	9	93,335
Corporate bonds, maturing between one year and five years	132,063	2,288	645	133,706
Debt securities of government sponsored entities, maturing within one year	84,517	398	—	84,915
Debt securities of government sponsored entities, maturing between one year and five years	175,456	786	11	176,231
Federally insured corporate bonds, maturing within one year	22,018	159	—	22,177
Federally insured corporate bonds, maturing between one year and five years	21,155	492	7	21,640
Municipal bonds, maturing within one year	16,886	21	—	16,907
Municipal bonds, maturing between one year and five years	47,540	208	48	47,700
Municipal bonds, maturing between five years and ten years	45,819	947	64	46,702
Municipal bonds, maturing in greater than ten years	98,900	705	29	99,576

Total long-term investments	$770,789	$6,563	$3,419	$773,933

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

December 31, 2009:
Auction rate securities, maturing between one year and five years	$4,000	$—	$231	$3,769
Auction rate securities, maturing in greater than ten years	46,150	—	3,916	42,234
Corporate bonds, maturing within one year	40,117	623	—	40,740
Corporate bonds, maturing between one year and five years	162,017	1,897	99	163,815
Debt securities of government sponsored entities, maturing within one year	87,000	831	11	87,820
Debt securities of government sponsored entities, maturing between one year and five years	163,326	1,142	28	164,440
Federally insured corporate bonds, maturing within one year	22,040	316	—	22,356
Federally insured corporate bonds, maturing between one year and five years	24,200	459	7	24,652
Municipal bonds, maturing within one year	4,969	13	—	4,982
Municipal bonds, maturing between one year and five years	15,271	138	6	15,403
Municipal bonds, maturing between five years and ten years	32,632	300	57	32,875
Municipal bonds, maturing in greater than ten years	94,366	415	5	94,776
U.S. Treasury securities, maturing between one year and five years	2,499	—	—	2,499

Total long-term investments	$698,587	$6,134	$4,360	$700,361

As of June 30, 2010, the Company has divested all of its trading securities, which consisted only of auction rate securities (see Note 3). The purchase amount, realized gains, realized losses and fair value for trading securities held at December 31, 2009 were as follows:

	Purchase	Realized	Realized	Fair
	Amount	Gains	Losses	Value

December 31, 2009:
Auction rate securities, maturing in greater than ten years	$12,000	$—	$1,165	$10,835

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

As a condition for licensure by various state governments to operate health maintenance organizations (“HMOs”), health insuring corporations (“HICs”) or prepaid health services plans (“PHSPs”), the Company is required to maintain certain funds on deposit, in specific dollar amounts based on either formulas or set amounts, with or under the control of the various departments of insurance. The Company purchases interest-bearing investments with a fair value equal to or greater than the required dollar amount. The interest that accrues on these investments is not restricted and is available for withdrawal. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for these available-for-sale investments at June 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

June 30, 2010:
Cash equivalents	$468	$—	$—	$468
Certificates of deposit, maturing within one year	5,000	—	—	5,000
Certificates of deposit, maturing between one year and five years	6,150	—	—	6,150
Money market funds	25,600	—	—	25,600
Available-for-sale securities:
Debt securities of government sponsored entities, maturing within one year	10,423	65	2	10,486
Debt securities of government sponsored entities, maturing between one year and five years	49,117	302	9	49,410
U.S. Treasury securities, maturing within one year	17,547	55	—	17,602
U.S. Treasury securities, maturing between one year and five years	601	74	—	675

Total investments on deposit	$114,906	$496	$11	$115,391

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

December 31, 2009:
Cash equivalents	$414	$—	$—	$414
Certificates of deposit, maturing within one year	11,150	—	—	11,150
Money market funds	21,978	—	—	21,978
Available-for-sale securities:
Debt securities of government sponsored entities, maturing within one year	935	—	1	934
Debt securities of government sponsored entities, maturing between one year and five years	49,262	285	38	49,509
U.S. Treasury securities, maturing within one year	16,189	8	13	16,184
U.S. Treasury securities, maturing between one year and five years	2,460	151	—	2,611

Total investments on deposit	$102,388	$444	$52	$102,780

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table shows the fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

June 30, 2010:
Auction rate securities	$—	$—	—	$31,044	$2,606	9
Corporate bonds	39,180	665	21	—	—	—
Debt securities of government sponsored entities	48,671	23	12	—	—	—
Federally insured corporate bond	—	—	—	4,060	7	1
Municipal bonds	56,842	156	19	—	—	—

Total temporarily impaired securities	$144,693	$844	52	$35,104	$2,613	10

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

December 31, 2009:
Auction rate securities	$—	$—	—	$46,003	$4,147	13
Corporate bonds	40,971	100	32	—	—	—
Debt securities of government sponsored entities	44,881	88	13	—	—	—
Federally insured corporate bond	4,076	7	1	—	—	—
Municipal bonds	17,771	71	7	—	—	—
U.S. Treasury securities	9,420	13	2	—	—	—

Total temporarily impaired securities	$117,119	$279	55	$46,003	$4,147	13

The temporary declines in value at June 30, 2010, are primarily due to fluctuations in short-term market interest rates and the lack of liquidity of auction rate securities. Auction rate securities that have been in an unrealized loss position for greater than 12 months have experienced losses due to the lack of liquidity for these instruments, not as a result of impairment of the underlying debt securities. Additionally, the Company does not intend to sell any of these securities prior to maturity or recovery and it is not likely that the Company will be required to sell these securities prior to maturity. Therefore, there is no indication of other-than-temporary impairment for these securities as of June 30, 2010.

5.	Market Updates

Medicare Advantage

In June 2010, the Company received approval from the Centers for Medicare and Medicaid Services (“CMS”) to add Tarrant County to its Medicare Advantage service area in Texas, and to add Rutherford County to its

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Medicare Advantage service area in Tennessee. In addition, CMS approved expansion of the Company’s Medicare Advantage plans to cover traditional Medicare beneficiaries in addition to the existing special needs beneficiaries already covered in Texas, Tennessee and New Mexico. These approvals allow the Company to begin serving Medicare members in the expanded areas effective January 1, 2011. The Company can give no assurance that its entry into these service areas will be favorable to its results of operations, financial position or cash flows in future periods.

Texas

In May 2010, the Texas Health and Human Services Commission announced that the Company’s Texas health plan was selected through a competitive procurement to expand health care coverage to seniors and people with disabilities in the six county service area surrounding Fort Worth, Texas. Pending final contract negotiations, the Company anticipates an operational start date in early 2011. AMERIGROUP Texas, Inc. will be one of two health plans serving approximately 30,000 STAR+PLUS members in that service area. The Company can give no assurance that its entry into this business will be favorable to its results of operations, financial position or cash flows in future periods.

Tennessee

On March 1, 2010, the Company’s Tennessee health plan began offering long-term care (“LTC”) services to existing members through the State’s TennCare CHOICES program. The program, created as a result of the LTC Community Choices Act of 2008, is an expansion program offered through amendments to existing Medicaid managed care contracts and became effective March 1, 2010. TennCare CHOICES focuses on promoting independence, choice, dignity and quality of life for LTC Medicaid managed care recipients by offering members the option to live in their own homes while receiving LTC and other medical services. The Company can give no assurance that its entry into this business will be favorable to its results of operations, financial position or cash flows in future periods.

South Carolina

On March 1, 2009, the Company’s South Carolina subsidiary, AMERIGROUP Community Care of South Carolina, Inc., sold its rights to serve Medicaid members pursuant to the contract with the State of South Carolina for $5,810, or $3,521, net of the related tax effect, and recorded a gain, which is included in investment income and other revenues in the accompanying Condensed Consolidated Income Statements for the six months ended June 30, 2009. Certain claims run-out and transition obligations exist that continue in 2010. Additional costs incurred to discontinue operations in South Carolina were not material.

6.	Summary of Goodwill and Acquired Intangible Assets

On March 1, 2010, the Company’s New Jersey health plan acquired the Medicaid contract rights and rights under certain provider agreements of University Health Plans, Inc. (“UHP”) for strategic reasons. The purchase price of $13,420 was financed through available cash. The entire purchase price was allocated to goodwill and other intangibles, which includes $2,200 of specifically identifiable intangibles allocated to the rights to the Medicaid service contract and the assumed provider contracts. Intangible assets related to the rights to the Medicaid service contract are being amortized over a period of approximately 117 months based on a projected disenrollment rate of members in this market. Intangible assets related to the provider network are being amortized over 120 months on a straight-line basis.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The year-to-date change in the carrying amount of goodwill as a result of the acquisition is as follows:

Changes in the
Carrying
Amount of
Goodwill

Balance at December 31, 2009:
Goodwill	$258,155
Accumulated impairment losses	(8,879)

Net goodwill balance at December 31, 2009	249,276

Goodwill acquired during the six months ended June 30, 2010	11,220

Balance at June 30, 2010:
Goodwill	269,375
Accumulated impairment losses	(8,879)

Net goodwill balance at June 30, 2010	$260,496

Other acquired intangible assets, included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Membership rights and provider contracts	$28,171	$(25,797)	$25,971	$(25,517)
Non-compete agreements and trademarks	946	(946)	1,596	(1,596)

	$29,117	$(26,743)	$27,567	$(27,113)

During the three months ended June 30, 2010, the Company sold certain trademarks for $4,000. The carrying value net of accumulated amortization of these trademarks was zero.

7.	Convertible Senior Notes

As of June 30, 2010, the Company had $260,000 outstanding in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012, the carrying amount of which was $240,427. The unamortized discount of $19,573 will continue to be amortized over the remaining period until maturity. Concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company purchased convertible note hedges covering, subject to customary anti-dilution adjustments, 6,112,964 shares of its common stock and sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of its common stock at an exercise price of $53.77 per share. The convertible note hedges and warrants are separate transactions which do not affect holders’ rights under the 2.0% Convertible Senior Notes.

8.	Share Repurchase Program

The Board of Directors has authorized the repurchase of up to $200,000 of shares of the Company’s common stock under the Company’s ongoing share repurchase program. The $200,000 authorization is for repurchases made from and after August 5, 2009. Pursuant to this ongoing share repurchase program, the Company repurchased 1,049,827 shares of its common stock and placed them into treasury during the three months ended June 30, 2010 at an aggregate cost of $36,694. During the six months ended June 30, 2010, the Company repurchased and placed into treasury 1,300,407 shares of its common stock at an aggregate cost of $43,676. As of June 30, 2010, the Company had remaining authorization to purchase up to an additional $119,171 of shares of its common stock under this ongoing share repurchase program.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

9. Commitments and Contingencies

Letter of Credit

Effective July 1, 2009, the Company caused a collateralized irrevocable standby letter of credit to be issued in an aggregate principal amount of approximately $17,400 to meet certain obligations under its Medicaid contract in the State of Georgia through its Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through investments held by AMGP Georgia Managed Care Company, Inc.

Florida Medicaid Contract Dispute

Under the terms of the Medicaid contracts with the Florida Agency for Health Care Administration (“AHCA”), managed care organizations are required to have a process to identify members who are pregnant or the newborns of members so that the newborn can be enrolled as a member of the health plan as soon as possible after birth. This process is referred to as the “Unborn Activation Process.”

Beginning in July 2008, AMERIGROUP Florida, Inc. received a series of letters from the Florida Office of the Inspector General (“IG”) and AHCA stating that AMERIGROUP Florida, Inc. had failed to comply with the Unborn Activation Process in each and every instance and, as a result, AHCA had paid approximately $10,600 in Medicaid fee-for-service claims that should have been paid by AMERIGROUP Florida, Inc. The letters requested that AMERIGROUP Florida, Inc. provide documentation to evidence its compliance with the terms of the contract with AHCA with respect to the Unborn Activation Process.

In October 2008, AMERIGROUP Florida, Inc. submitted its response to the letters. In July 2009, the Company received another series of letters from the IG and AHCA stating that, based on a review of the AMERIGROUP Florida, Inc.’s response, they had determined that AMERIGROUP Florida, Inc. did not comply with the Unborn Activation Process and assessed fines against AMERIGROUP Florida, Inc. in the amount of two thousand, five hundred dollars per newborn for an aggregate amount of approximately $6,000. The letters further reserved AHCA’s right to pursue collection of the amount paid for the fee-for-service claims. AMERIGROUP Florida, Inc. appealed these findings and submitted documentation to evidence its compliance with, and performance under, the Unborn Activation Process requirements of the contract. On January 14, 2010, AMERIGROUP Florida, Inc. appealed AHCA’s contract interpretation to the Florida Deputy Secretary of Medicaid that the failure to utilize the Unborn Activation Process for each and every newborn could result in fines. In February 2010, AMERIGROUP Florida, Inc. received another series of letters from the IG and AHCA revising the damages from $10,600 to $3,200 for the fee-for-service claims that AHCA believed they paid. The revised damages include an offset of premiums that would have been paid for the dates of service covered by the claims. The letters also included an updated fine amount which was not materially different from the prior letters.

On May 26, 2010, the Florida Deputy Secretary of Medicaid denied AMERIGROUP Florida, Inc.’s contract interpretation appeal. Following the denial, in June 2010, AMERIGROUP Florida, Inc. received another series of letters from AHCA assessing fines in the amount of two thousand, five hundred dollars per newborn for an aggregate amount of approximately $6,000.

The Company is evaluating its appeal rights and believes that AMERIGROUP Florida, Inc. has substantial defenses to the claims asserted by AHCA and will defend against the imposition of the claims vigorously. The accompanying Condensed Consolidated Financial Statements reflect the Company’s best estimate of its liability related to this issue as of June 30, 2010. However, there can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Legal Proceedings

Memorial Hermann Litigation

On November 21, 2007, Memorial Hermann Hospital System (“Memorial Hermann”) filed an Original Petition in the District Court of Harris County, Texas against AMERIGROUP Texas, Inc. alleging, inter alia, that AMERIGROUP Texas failed to pay claims for health care services rendered to members in accordance with the

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

terms set forth in the contract between the parties. The Original Petition asserted a breach of contract claim and requested damages in the principal amount of $723, plus interest, punitive damages, attorneys’ fees, costs, and other relief. On December 3, 2009, Memorial Hermann filed a Second Amended Petition asserting claims for breach of contract and quantum meruit and requesting damages in the principal amount of $38,400, plus pre-judgment and post-judgment interest, statutory damages, attorneys’ fees, and costs. Memorial Hermann subsequently filed another Petition asserting similar claims and seeking damages of approximately $3,000. AMERIGROUP Texas, Inc. has denied that it is indebted to Memorial Hermann as alleged in the petitions.

On July 29, 2010, AMERIGROUP Texas, Inc. and Memorial Hermann reached a confidential settlement resolving and releasing all claims related to the aforementioned cases which has been reflected in the accompanying Condensed Consolidated Financial Statements. The settlement was not material to our financial position, results of operations or liquidity.

Other Litigation

The Company is involved in various other legal proceedings in the normal course of business. Based upon its evaluation of the information currently available, the Company believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on its financial position, results of operations or liquidity.

10.	Comprehensive Earnings

Differences between net income and total comprehensive income resulted from net unrealized gains on the investment portfolio as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$67,213	$49,599	$109,395	$86,508
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	702	453	944	296

Comprehensive income	$67,915	$50,052	$110,339	$86,804

11.	Claims Payable

The following table presents the components of the change in claims payable for the periods presented:

	Six Months Ended	Twelve Months Ended
	June 30, 2010	December 31, 2009

Claims payable, beginning of period	$529,036	$536,107
Health benefits expense incurred during the period:
Related to current year	2,408,166	4,492,590
Related to prior years	(90,149)	(85,317)

Total incurred	2,318,017	4,407,273
Health benefits payments during the period:
Related to current year	1,960,389	4,007,789
Related to prior years	361,061	406,555

Total payments	2,321,450	4,414,344

Claims payable, end of period	$525,603	$529,036

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Health benefits expense incurred during both periods was reduced for amounts related to prior years. The amounts related to prior years include the impact of amounts previously included in the liability to establish it at a level sufficient under moderately adverse conditions that were not needed and the reduction in health benefits expense due to revisions to prior estimates.

12.	Income Taxes

Income tax expense for the three and six months ended June 30, 2010 was $39,570 and $65,870, respectively, as compared to an income tax benefit of $6,225 for the three months ended June 30, 2009 and income tax expense of $16,300 for the six months ended June 30, 2009. Income tax expense for the three and six months ended June 30, 2009 was impacted by the Company reaching agreement with the Internal Revenue Service regarding the tax deductible portion of the qui tam litigation settlement. This agreement resulted in a tax benefit of approximately $22,400 for the three and six months ended June 30, 2009.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	our inability to manage medical costs;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	local, state and national economic conditions, including their effect on the premium rate increase process and timing of payments;

•	the effect of laws and regulations in such laws and regulations governing the health care industry, including the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and any regulations enacted thereunder;

•	changes in Medicaid and Medicare payment levels and methodologies;

•	increased use of services, increased cost of individual services, pandemics, epidemics, the introduction of new or costly treatments and technology, new mandated benefits, insured population characteristics and seasonal changes in the level of health care use;

•	our ability to maintain and increase membership levels;

•	our ability to enter into new markets or remain in our existing markets;

•	changes in market interest rates or any disruptions in the credit markets;

•	our ability to maintain compliance with all minimum capital requirements;

•	liabilities and other claims asserted against us;

•	demographic changes;

•	the competitive environment in which we operate;

•	the availability and terms of capital to fund acquisitions, capital improvements and maintain capitalization levels required by regulatory agencies;

•	our ability to attract and retain qualified personnel;

•	the unfavorable resolution of new or pending litigation; and

•	catastrophes, including acts of terrorism or severe weather.

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2010, as updated by Part II — Other Information — Item 1A. — “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 4, 2010, and Part II — Other Information — Item 1A. — “Risk Factors,” herein, for a discussion of risk factors. Given these risks and uncertainties, we can give no assurance that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

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

Summary highlights of our second quarter of 2010 include:

•	Membership increased by 181,000 members, or 10.5%, to 1,904,000 members as of June 30, 2010 compared to 1,723,000 members as of June 30, 2009;

•	Total revenues of $1.4 billion for the second quarter of 2010, an 11.3% increase over the second quarter of 2009;

•	Health benefits ratio (“HBR”) of 82.3% of premium revenues for the second quarter of 2010 compared to 85.9% in the second quarter of 2009;

•	Selling, general and administrative expense (“SG&A”) ratio of 7.5% of total revenues for the second quarter of 2010, unchanged from the second quarter of 2009;

•	Cash provided by operations was $109.6 million for the six months ended June 30, 2010;

•	Unregulated cash and investments of $239.5 million as of June 30, 2010;

•	We repurchased 1,049,827 shares of common stock for approximately $36.7 million during the second quarter of 2010 under our ongoing stock repurchase program; and

•	In May 2010, the Texas Health and Human Services Commission announced that our Texas health plan was selected through a competitive procurement to expand health care coverage to seniors and people with disabilities in the six county service area surrounding Fort Worth, Texas. Pending final contract negotiations, we anticipate an operational start date in early 2011.

Our results for the three and six months ended June 30, 2010 reflect the impact of continued membership growth, which we believe is driven by the macroeconomic environment that has increased the number of Medicaid eligible individuals, similar to our experience in 2009. Additionally, increases in premium revenue reflect the impact of a benefit expansion to provide long-term care (“LTC”) services to eligible members in Tennessee, the impact of our first quarter 2010 acquisition in New Jersey and the net effect of premium rate changes from the prior year commensurate with annual contract renewals. Health benefits expense for the three and six months ended June 30, 2010 reflects moderating cost trends for current and prior periods, the latter of which generated revisions of estimates related to prior periods.

Health Care Reform

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law (collectively, the “Acts”). The Acts provide comprehensive changes to the U.S. health care system, which will be phased in at various stages over the next several years. Among other things, the Acts are intended to provide health insurance to approximately 32 million uninsured individuals of which approximately 16 to 21 million are expected to obtain health insurance through the expansion of the Medicaid program beginning in 2014. Funding for the expanded coverage will initially come largely from the Federal government.

We do not expect the Acts to have a material effect on our results of operations, liquidity or cash flows in 2010; however, we are currently evaluating the provisions of the Acts and believe that the Acts may provide us with significant opportunities for growth in our existing markets and, potentially, in new markets in the future. There can be no assurance that we will realize this growth, or that this growth will be profitable.

There are numerous steps required to implement the Acts, including promulgating a substantial number of new and potentially more onerous regulations that may affect our business. Further, various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the Federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities. Although we believe the Acts will provide us with significant opportunity, the enacted reforms, as well as future regulations and legislative changes, may in fact have a material adverse affect on our results of operations, financial position or liquidity.

The Acts also include the imposition of significant new non-deductible Federal premium taxes and other assessments on health insurers. If this Federal premium tax is imposed as enacted, and if the cost of the Federal premium tax is not included in the calculation of our premium rates, or if we are unable to otherwise adjust our business model to address this new tax, our results of operations, financial position and liquidity may be materially adversely affected.

Market Updates

Medicare Advantage

In June 2010, we received approval from the Centers for Medicare and Medicaid Services (“CMS”) to add Tarrant County to our Medicare Advantage service area in Texas, and to add Rutherford County to our Tennessee Medicare Advantage service areas. In addition, CMS approved expansion of our Medicare Advantage plans to cover traditional Medicare beneficiaries in addition to the existing special needs beneficiaries already covered in Texas, Tennessee and New Mexico. These approvals allow us to begin serving Medicare members in the expanded areas effective January 1, 2011. We can give no assurance that our entry into these service areas will be favorable to our results of operations, financial position or cash flows in future periods.

Texas

In May 2010, the Texas Health and Human Services Commission announced that our Texas health plan was selected through a competitive procurement to expand health care coverage to seniors and people with disabilities in the six county service area surrounding Fort Worth, Texas. Pending final contract negotiations, we anticipate an operational start date in early 2011. We will be one of two health plans serving approximately 30,000 STAR+PLUS members in that service area. We can give no assurance that our entry into this business will be favorable to our results of operations, financial position or cash flows in future periods.

Tennessee

On March 1, 2010, our Tennessee health plan began offering LTC services to existing members through the State’s TennCare CHOICES program. The program, created as a result of the LTC Community Choices Act of 2008, is an expansion program offered through amendments to existing Medicaid managed care contracts and became effective March 1, 2010. TennCare CHOICES focuses on promoting independence, choice, dignity and quality of life for LTC Medicaid managed care recipients by offering members the option to live in their own homes while receiving LTC and other medical services. We can give no assurance that our entry into this business will be favorable to our results of operations, financial position or cash flows in future periods.

New Jersey

On March 1, 2010, our New Jersey health plan completed the previously announced acquisition of the Medicaid contract rights and rights under certain provider agreements of University Health Plans, Inc. (“UHP”) for $13.4 million. At June 30, 2010, we served approximately 145,000 members in the State of New Jersey. We can give no assurance that this acquisition will be favorable to our results of operations, financial position or cash flows in future periods.

Contingencies

Florida Medicaid Contract Dispute

Under the terms of the Medicaid contracts with the Florida Agency for Health Care Administration (“AHCA”), managed care organizations are required to have a process to identify members who are pregnant or the newborns of members so that the newborn can be enrolled as a member of the health plan as soon as possible after birth. This process is referred to as the “Unborn Activation Process.”

Beginning in July 2008, AMERIGROUP Florida, Inc. received a series of letters from the Florida Office of the Inspector General (“IG”) and AHCA stating that AMERIGROUP Florida, Inc. had failed to comply with the Unborn Activation Process in each and every instance and, as a result, AHCA had paid approximately $10.6 million in Medicaid fee-for-service claims that should have been paid by AMERIGROUP Florida, Inc. The letters requested that AMERIGROUP Florida, Inc. provide documentation to evidence its compliance with the terms of the contract with AHCA with respect to the Unborn Activation Process. It is our belief that AHCA and the IG sent similar letters to the other Florida Medicaid managed care organizations during this time period.

In October 2008, AMERIGROUP Florida, Inc. submitted its response to the letters. In July 2009, the Company received another series of letters from the IG and AHCA stating that, based on a review of the AMERIGROUP Florida, Inc.’s response, they had determined that AMERIGROUP Florida, Inc. did not comply with the Unborn Activation Process and assessed fines against AMERIGROUP Florida, Inc. in the amount of two thousand, five hundred dollars per newborn for an aggregate amount of approximately $6.0 million. The letters further reserved AHCA’s right to pursue collection of the amount paid for the fee-for-service claims. AMERIGROUP Florida, Inc. appealed these findings and submitted documentation to evidence its compliance with, and performance under, the Unborn Activation Process requirements of the contract. On January 14, 2010, AMERIGROUP Florida, Inc. appealed AHCA’s contract interpretation to the Florida Deputy Secretary of Medicaid that the failure to utilize the Unborn Activation Process for each and every newborn could result in fines. In February 2010, AMERIGROUP Florida, Inc. received another series of letters from the IG and AHCA revising the damages from $10.6 million to $3.2 million for the fee-for-service claims that AHCA believed they paid. The revised damages include an offset of premiums that would have been paid for the dates of service covered by the claims. The letters also included an updated fine amount which was not materially different from the prior letters.

On May 26, 2010, the Florida Deputy Secretary of Medicaid denied AMERIGROUP Florida, Inc.’s contract interpretation appeal. Following the denial, in June 2010, AMERIGROUP Florida, Inc. received another series of letters from AHCA assessing fines in the amount of two thousand, five hundred dollars per newborn for an aggregate amount of approximately $6.0 million. We are evaluating our appeal rights and believe that AMERIGROUP Florida, Inc. has substantial defenses to the claims asserted by AHCA and will defend against the imposition of the claims vigorously. The accompanying Condensed Consolidated Financial Statements reflect our best estimate of our liability related to this issue as of June 30, 2010. However, there can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on the our financial position, results of operations or liquidity.

Results of Operations

The following table sets forth selected operating ratios. All ratios are shown as a percentage of total revenues with the exception of the HBR. The HBR is being shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Premium revenue	99.4%	99.5%	99.5%	99.3%
Investment income and other	0.6	0.5	0.5	0.7

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits	82.3%	85.9%	82.9%	84.8%
Selling, general and administrative expenses	7.5%	7.5%	8.0%	8.2%
Income before income taxes	7.4%	3.4%	6.2%	4.1%
Net income	4.7%	3.8%	3.9%	3.4%

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Summarized comparative financial information for the three and six months ended June 30, 2010 and 2009 is as follows (dollars in millions, except per share data; totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal.):

					Three Months	Six Months
	Three Months Ended		Six Months Ended		Ended	Ended
	June 30,		June 30,		June 30,	June 30,
					% Change	% Change
	2010	2009	2010	2009	2010-2009	2010-2009

Revenues:
Premium	$1,428.9	$1,284.9	$2,795.6	$2,502.3	11.2%	11.7%
Investment income and other	8.6	6.5	13.5	18.9	32.5%	(28.4)%

Total revenues	1,437.5	1,291.4	2,809.2	2,521.2	11.3%	11.4%
Expenses:
Health benefits	1,176.4	1,103.2	2,318.0	2,122.5	6.6%	9.2%
Selling, general and administrative	108.2	96.3	225.6	206.7	12.4%	9.2%
Premium tax	33.2	34.6	64.6	62.7	(4.2)%	3.0%
Depreciation and amortization	8.9	9.7	17.6	18.0	(8.0)%	(2.2)%
Interest	4.0	4.2	8.0	8.5	(5.0)%	(5.4)%

Total expenses	1,330.7	1,248.0	2,633.9	2,418.4	6.6%	8.9%

Income before income taxes	106.8	43.4	175.3	102.8	146.2%	70.5%
Income tax expense (benefit)	39.6	(6.2)	65.9	16.3	735.7%	304.1%

Net income	$67.2	$49.6	$109.4	$86.5	35.5%	26.5%

Diluted net income per share	$1.31	$0.94	$2.14	$1.63	39.4%	31.3%

Premium Revenue

Premium revenue for the three months ended June 30, 2010 increased $144.0 million, or 11.2%, to $1.4 billion from $1.3 billion for the three months ended June 30, 2009. For the six months ended June 30, 2010, premium revenue increased $293.3 million, or 11.7%, to $2.8 billion from $2.5 billion for the six months ended June 30, 2009. The increase for the three and six months ended June 30, 2010 compared to the three and six months ended

June 30, 2009 was due in part to significant increases in full-risk membership across the majority of our existing products and markets. These membership increases are partially due to high levels of unemployment and the macroeconomic environment driving increases in the number of people eligible for Medicaid. In addition, premium revenue increased as a result of our entry into the Tennessee TennCare CHOICES program in March 2010 and our acquisition of the Medicaid contract rights from UHP in the State of New Jersey, effective March 2010. Premium revenue for the three and six months ended June 30, 2010 was also favorably impacted by the effect of premium rate and mix changes compared to prior periods and negatively impacted by our decision to exit the aged, blind and disabled (“ABD”) program in the Southwest region of Ohio as well as the State’s election to remove pharmacy coverage from the benefit package, both effective February 2010.

The increase for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is further attributable to the final phase of the statewide rollout of New Mexico’s Coordination of Long-Term Services program in April 2009 to the Southeast and Northeast regions of New Mexico.

Membership

The following table sets forth the approximate number of members we served in each state as of June 30, 2010 and 2009. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	June 30,
	2010	2009

Texas(1)	539,000	476,000
Florida	259,000	264,000
Georgia	259,000	220,000
Maryland	202,000	183,000
Tennessee	199,000	195,000
New Jersey	145,000	112,000
New York	111,000	111,000
Nevada	72,000	53,000
Ohio	58,000	60,000
Virginia	39,000	29,000
New Mexico	21,000	20,000

Total	1,904,000	1,723,000

(1)	Membership includes approximately 14,000 and 13,000 members as of June 30, 2010 and 2009, respectively, under an administrative services only (“ASO”) contract that began June 1, 2009.

As of June 30, 2010, we served approximately 1,904,000 members, reflecting an increase of approximately 181,000 members, or 10.5%, compared to June 30, 2009. The increase is primarily a result of membership growth in the majority of our products and markets driven by a surge in Medicaid eligibility, which we believe was driven by high unemployment and general adverse economic conditions. In addition, our March 2010 acquisition of the Medicaid contract rights from UHP to provide services to additional members in the State of New Jersey resulted in further growth of our New Jersey plan.

The following table sets forth the approximate number of our members who receive benefits under our products as of June 30, 2010 and 2009. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

	June 30,
Product	2010	2009

TANF (Medicaid)(1)	1,337,000	1,189,000
CHIP	274,000	262,000
ABD (Medicaid)(2)	204,000	205,000
FamilyCare (Medicaid)	71,000	54,000
Medicare Advantage	18,000	13,000

Total	1,904,000	1,723,000

(1)	Temporary Assistance for Needy Families.
(2)	Membership includes approximately 14,000 and 13,000 members as of June 30, 2010 and 2009, respectively, under an ASO contract in Texas.

Investment income and other revenue

Investment income and other revenue was $8.6 million and $6.5 million for the three months ended June 30, 2010 and 2009, respectively, and was $13.5 million and $18.9 million for the six months ended June 30, 2010 and 2009, respectively.

Our investment portfolio is comprised of fixed-income securities and cash and cash equivalents, which generated investment income totaling $4.8 million and $9.1 million for the three and six months ended June 30, 2010, respectively, compared to $6.1 million and $12.5 million for the three and six months ended June 30, 2009, respectively. The decrease in investment income is primarily a result of decreased rates of return as our fixed-income investments mature and are reinvested in investments with lower returns due to current market rates. We anticipate that our effective yield will remain at or below the current rate as of June 30, 2010 for the foreseeable future, which will result in similar or reduced returns on our investment portfolio in future periods. The performance of our investment portfolio is interest rate driven, and consequently, changes in interest rates affect our returns on, and the fair value of, our portfolio which can materially affect our results of operations or liquidity in future periods.

Included in other revenue for the three and six months ended June 30, 2010 is a $4.0 million gain on the sale of a trademark. Included in other revenue for the six months ended June 30, 2009 is a $5.8 million gain on the sale of the South Carolina contract rights.

Health benefits expenses

Expenses relating to health benefits for the three months ended June 30, 2010 increased $73.2 million, or 6.6%, to $1.2 billion compared to $1.1 billion for the three months ended June 30, 2009. Our HBR decreased to 82.3% for the three months ended June 30, 2010 compared to 85.9% for the same period of the prior year. For the six months ended June 30, 2010, expenses related to health benefits increased $195.5 million, or 9.2%, to $2.3 billion from $2.1 billion for the six months ended June 30, 2009. Our HBR decreased to 82.9% for the six months ended June 30, 2010 compared to 84.8% for the same period of the prior year.

Favorable reserve development due to revisions to estimates for prior periods, net of associated accruals for experience rebate in Texas, applicable medical loss ratio floors and other gain sharing arrangements with our state customers, was the primary driver of the decrease in HBR in both periods. These revisions primarily resulted from the moderation of cost trends compared to the trends expected when developing our estimates for prior periods. In addition, we believe a lighter than normal winter flu season, lower utilization of health services due to severe winter weather in some of our markets, as well as continued moderation of trends in the current period, favorably impacted the ratio. HBR was also favorably impacted by the net effect of premium rate changes from the prior year commensurate with annual contract renewals.

The following table presents the components of the change in claims payable for the periods presented (in thousands):

	Six Months Ended	Twelve Months Ended
	June 30, 2010	December 31, 2009

Claims payable, beginning of period	$529,036	$536,107
Health benefits expense incurred during the period:
Related to current year	2,408,166	4,492,590
Related to prior years	(90,149)	(85,317)

Total incurred	2,318,017	4,407,273
Health benefits payments during the period:
Related to current year	1,960,389	4,007,789
Related to prior years	361,061	406,555

Total payments	2,321,450	4,414,344

Claims payable, end of period	$525,603	$529,036

Health benefits expense incurred during both periods was reduced for amounts related to prior years. The amounts related to prior years include the impact of amounts previously included in the liability to establish it at a level sufficient under moderately adverse conditions that were not needed and the reduction in health benefits expense due to revisions to prior estimates.

Selling, general and administrative expenses

SG&A for the three months ended June 30, 2010 increased $11.9 million, or 12.4%, to $108.2 million from $96.3 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, SG&A increased 9.2%, to $225.6 million from $206.7 million for the six months ended June 30, 2009. The increase in SG&A is primarily a result of increased salary and benefit expenses due to increased variable compensation accruals as a result of our operating performance during the three and six months ended June 30, 2010 as well as moderate wage, benefits and workforce increases over the prior year.

Our SG&A to total revenues ratio was 7.5% for the three months ended June 30, 2010 and 2009, respectively. Our SG&A to total revenues ratio was 8.0% and 8.2% for the six months ended June 30, 2010 and 2009, respectively. The increase in SG&A expenses for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 were primarily offset by leverage gained through growth in total revenues.

Premium tax expense

Premium taxes were $33.2 million and $34.6 million for the three months ended June 30, 2010 and 2009, respectively and $64.6 million and $62.7 million for the six months ended June 30, 2010 and 2009, respectively. Premium tax expense in both periods was impacted by a premium tax rate increase in the State of Tennessee effective July 2009. This increase was largely offset by the termination of premium tax in the State of Georgia in October 2009. Effective July 1, 2010, premium taxes in the State of Georgia will be reinstated as a result of recently enacted legislation. Additionally, premium tax expense for the three months ended June 30, 2009 was elevated due to the retroactive adoption of premium tax in the State of New York and one-time adjustments in New Mexico not recurring in the current year. As of June 30, 2010, premium tax rates ranged from 1.75% to 7.50% which includes other premium related surcharges as defined in certain of our markets.

Provision for income taxes

Income tax expense for the three months ended June 30, 2010 was $39.6 million with an effective tax rate of 37.1% compared to an income tax benefit of $6.2 million for the three months ended June 30, 2009 with an effective tax rate of (14.4)%. Income tax expense for the six months ended June 30, 2010 and 2009 was $65.9 million and $16.3 million, respectively, with an effective tax rate of 37.6% and 15.9%, respectively. The effective tax rates for the three and six months ended June 30, 2009 were impacted by our agreement reached with the Internal Revenue

Service regarding the tax deductible portion of the 2008 qui tam litigation settlement. Excluding the non-recurring benefit of the tax settlement, the effective tax rates for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 decreased due to a reduction in the blended state income tax rate.

Significant income tax uncertainties

We continue to evaluate the tax related provisions of the Acts signed into law on March 23, 2010 and March 30, 2010 and do not expect that they will have a material impact on our 2010 tax rate. However, the Acts do contain provisions that we anticipate will impact our tax rate in future years. These provisions include, among others, a limit on the deductibility of compensation paid by health insurers of $0.5 million per year for each officer, director, employee, or other service provider paid in taxable years after 2012 with respect to services performed after 2009 and a non-deductible Federal premium tax on health insurers.

Liquidity and capital resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, and cash flows from operations. As of June 30, 2010, we had cash and cash equivalents of $409.8 million, short and long-term investments of $994.9 million and restricted investments on deposit for licensure of $115.4 million. Cash, cash equivalents, and investments which are unregulated totaled $239.5 million at June 30, 2010.

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

Stock Repurchase Program

Under the authorization of our Board of Directors, we maintain an ongoing share repurchase program that allows us to repurchase up to $200.0 million of shares of our common stock from and after August 5, 2009. Pursuant to this ongoing share repurchase program, we repurchased 1,049,827 shares of our common stock at an aggregate cost of $36.7 million and placed them into treasury during the three months ended June 30, 2010. During the six months ended June 30, 2010, we repurchased and placed into treasury 1,300,407 shares of our common stock at an aggregate cost of $43.7 million. As of June 30, 2010, we had remaining authorization to purchase up to an additional $119.2 million of shares of our common stock under the ongoing share repurchase program.

Cash and Investments

Cash provided by operations was $109.6 million for the six months ended June 30, 2010 compared to $34.0 million for the six months ended June 30, 2009. The increase in cash flows was primarily a result of an increase in cash flows generated from working capital changes and an increase in net income. Cash used in operating activities for working capital changes was $28.8 million for the six months ended June 30, 2010 compared to cash used in operating activities for working capital changes of $79.5 million for the six months ended June 30, 2009. The decrease in cash used in operating activities for working capital changes primarily resulted from the impact of variations in the accruals for and payments of variable compensation, the timing of income tax payments, changes in the experience rebate accrual under our contract with the state of Texas and the increase in collections of premium receivables. These impacts were offset in part by the impact of changes in claims payable due to timing of payments and changes in unearned revenues due to timing of receipts from government agencies.

Cash used in investing activities was $186.4 million for the six months ended June 30, 2010 compared to $86.3 million for the six months ended June 30, 2009. The increase in cash used in investing activities is due primarily to an increase in the net purchases of investments of $87.1 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 as well as our acquisition of the Medicaid contract rights from UHP for $13.4 million in March 2010 to provide services to additional members in the State of New Jersey. We currently anticipate total capital expenditures for 2010 to be between approximately $30.0 million and $35.0 million related primarily to technological infrastructure development and enhancement of core systems to increase scalability and efficiency. For the six months ended June 30, 2010, total capital expenditures were $13.5 million.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of June 30, 2010, our investment portfolio consisted primarily of fixed-income securities with a weighted average maturity of approximately twenty months. We utilize investment vehicles such as auction rate securities, commercial paper, certificates of deposit, corporate bonds, debt securities of government sponsored entities, Federally insured corporate bonds, U.S. Treasury securities, money market funds and municipal bonds. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted average taxable equivalent yield on consolidated investments as of June 30, 2010 was approximately 1.19%. As of June 30, 2010, we had total cash and investments of approximately $1.5 billion.

The following table shows the types, percentages and average Standard and Poor’s (“S&P”) ratings of our holdings within our investment portfolio at June 30, 2010:

		Average S&P
	%	Rating

Auction rate securities	2.0%	AAA
Cash, bank deposits and commercial paper	4.8%	AAA
Certificates of deposit	7.5%	AAA
Corporate bonds	15.9%	A+
Debt obligations of government sponsored entities, Federally insured corporate bonds and U.S. Treasury securities	34.1%	AAA
Money market funds	18.3%	AAA
Municipal bonds	17.4%	AA+

	100.0%	AA+

As of June 30, 2010, $31.0 million of our investments were comprised of securities with an auction reset feature (“auction rate securities”) issued by student loan corporations established by various state governments. Since early 2008, auctions for these auction rate securities have failed, significantly decreasing our ability to liquidate these securities prior to maturity. As we cannot predict the timing of future successful auctions, if any, our auction rate securities are classified as available-for-sale and are carried at fair value within long-term investments. The weighted average life of our auction rate securities portfolio, based on the final maturity, is approximately twenty-two years. We currently believe that the $2.6 million net unrealized loss position that remains at June 30, 2010 on our auction rate securities portfolio is primarily due to liquidity concerns and not the creditworthiness of the underlying issuers. We currently have the intent to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments. During the six months ended June 30, 2010, certain investments in auction rate securities were sold or called for net proceeds of $28.2 million, resulting in a $0.9 million net realized gain recorded in earnings, excluding the loss on the forward contract expiration of $1.2 million related to certain sales of auction rate securities.

Cash used in financing activities was $19.3 million for the six months ended June 30, 2010, compared to $56.5 million for the six months ended June 30, 2009. The decrease in cash used in financing activities of $37.2 million is primarily due to repayments during the first six months of 2009 of $26.3 million of borrowings under our previously maintained Credit Agreement, which was terminated effective August 21, 2009. The decrease in cash used in financing activities was further attributable to an increase in the change in bank overdrafts of $15.9 million, partially offset by an increase in treasury share repurchases of $15.1 million.

We believe that existing cash and investment balances and cash flows from operations will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at June 30, 2010 was 18.4%. The financial markets have experienced periods of volatility and disruption. Future volatility and disruption is possible and unpredictable. In the event we need to access additional capital, our ability to obtain such capital may be limited and the cost of any such capital may be significantly higher than in past periods depending on the market condition and our financial position at the time we pursue additional financing.

Convertible Senior Notes

As of June 30, 2010, we had $260.0 million outstanding in aggregate principal amount of 2.0% Convertible Senior Notes (the “2.0% Convertible Senior Notes”) due May 15, 2012. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank in right of payment equally with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, and mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

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

Concurrent with the issuance of the 2.0% Convertible Senior Notes, we purchased convertible note hedges covering, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock. The convertible note hedges are expected to reduce the potential dilution upon conversion of the 2.0% Convertible Senior Notes in the event that the market value per share of our common stock, as measured under the convertible note hedges, at the time of exercise is greater than the strike price of the convertible note hedges. Also concurrent with the issuance of the 2.0% Convertible Senior Notes, we sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock at an exercise price of $53.77 per share. If the average price of our common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled, at our option, in cash or shares of our common stock. The convertible note hedges and warrants are separate transactions which do not affect holders’ rights under the 2.0% Convertible Senior Notes.

The principal of our 2.0% Convertible Senior Notes may be repaid with proceeds from debt or equity financing, existing cash and investments, or a combination thereof. If we determine that debt or equity financing is appropriate, our access to these markets may be limited as our results of operations cannot be predicted. Additionally, any disruptions in the credit markets similar to that of the recent recession could further limit our flexibility in planning for, or reacting to, changes in our business and industry and addressing our future capital requirements.

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

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations (“HMOs”), one health insuring corporation (“HIC”) and one Prepaid Health Services Plan (“PHSP”). HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of June 30, 2010, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls during the remainder of 2010 using unregulated cash, cash equivalents and investments. We believe, as a result, that we will continue to be in compliance with these requirements at least through the end of 2010.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs and other entities bearing risk for health care coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from (a) requiring insurers to submit a comprehensive plan to the state insurance commissioner, to (b) requiring the state insurance commissioner to place the insurer under regulatory control. Eight of our eleven states have adopted RBC as the measure of required surplus. At June 30, 2010, our RBC ratio in each of these states exceeded the requirement thresholds at which regulatory action would be initiated. Although not all states had adopted these rules at June 30, 2010, at that date, each of our active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our Condensed Consolidated Balance Sheets include a certain amount of assets whose fair values are subject to market risk. Due to our significant investment in fixed-income investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. The financial markets have experienced periods of volatility and disruption, which have impacted liquidity and valuations of many financial instruments. While we do not believe we have experienced material adverse changes in the value of our cash, cash equivalents and investments, disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our results of operations, liquidity, financial position or cash flows.

As of June 30, 2010, substantially all of our investments were in high quality securities that have historically exhibited good liquidity which include commercial paper, certificates of deposit, corporate bonds, debt securities of government sponsored entities, Federally insured corporate bonds, U.S. Treasury securities, money market funds and municipal bonds.

The fair value of the fixed-income investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed-income investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time-to-time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of June 30, 2010, an increase of 1% in interest rates on securities with maturities greater than one year would reduce the fair value of those securities by approximately $19.0 million. Conversely, a reduction of 1% in interest rates on securities with maturities greater than one year would increase their fair value by approximately $13.0 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1% change in interest rates.

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

(b) Changes in Internal Controls over Financial Reporting.  During the second quarter of 2010, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 9 to the Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A.	Risk Factors

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on February 22, 2010, as updated by Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 4, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the three months ended June 30, 2010:

				Approximate Dollar
				Value of Shares
			Total Number of	(or Units)
		Average	Shares (or Units)	that May Yet Be
	Total Number of	Price Paid	Purchased as Part of	Purchased Under
	Shares (or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs(1)	Programs(2)

April 1 — April 30, 2010(3)	87,940	$34.87	67,252	$153,549,288
May 1 — May 31, 2010	868,312	34.91	868,312	123,240,410
June 1 — June 30, 2010	114,263	35.61	114,263	119,171,402

Total	1,070,515	$34.98	1,049,827	$119,171,402

(1)	Shares purchased during the second quarter of 2010 were purchased as part of the Company’s existing authorized share repurchase program. On March 8, 2010, the Company entered into a trading plan in accordance with Rule 10b5-1 of the Exchange Act, to facilitate repurchases of its common stock pursuant to its share repurchase program (the “Rule 10b5-1 plan”). The Rule 10b5-1 plan became effective on May 4, 2010 and expires on December 31, 2011, unless terminated earlier in accordance with its terms.

(2)	The ongoing share repurchase program authorized by the Board of Directors allows the Company to repurchase up to $200.0 million of shares of its common stock from and after August 5, 2009. No duration has been placed on the repurchase program and the Company reserves the right to discontinue the repurchase program at any time.

(3)	Our 2009 Equity Incentive Plan allows, upon approval by the plan administrator, equity award recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During April 2010, certain employees elected to tender 20,688 shares to the Company in payment of related withholding taxes upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: August 4, 2010

By:	/s/ James W. Truess
James W. Truess
Chief Financial Officer and
Executive Vice President

Date: August 4, 2010

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

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).
3.2		Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).
4.2		Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.3		Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
10.1		Amendment No. 5 to the Contract Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective March 1, 2010, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2010).
10.2		AMERIGROUP Corporation Amended and Restated Form 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates dated May 15, 2010, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2010).
10.3		AMERIGROUP Corporation Amended and Restated Form 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates dated May 15, 2010, (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2010).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2010.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2010.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 4, 2010.
101	.INS*	XBRL Instance Document.
101	.SCH*	XBRL Taxonomy Extension Schema Document.
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit
Number		Description

101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.