Form 10-Q
period 2010-09-30
AMERIGROUP CORP
filed 2010-11-03
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
(757) 490-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of October 29, 2010, there were 49,573,638 shares outstanding of AMERIGROUP Corporation’s common stock, par value $0.01 per share.

AMERIGROUP Corporation And Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$490,575	$505,915
Short-term investments	250,474	137,523
Premium receivables	144,044	104,867
Deferred income taxes	27,624	26,361
Provider and other receivables	35,715	33,083
Prepaid expenses	13,888	8,959
Other current assets	6,281	5,274

Total current assets	968,601	821,982
Long-term investments	712,813	711,196
Investments on deposit for licensure	110,312	102,780
Property, equipment and software, net of accumulated depreciation of $168,350 and $156,693 at September 30, 2010 and December 31, 2009, respectively	95,458	101,002
Other long-term assets	13,401	13,398
Goodwill	260,496	249,276

Total assets	$2,161,081	$1,999,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$521,820	$529,036
Accounts payable	3,119	4,685
Unearned revenue	38,299	98,298
Accrued payroll and related liabilities	70,352	37,311
Accrued expenses and other	111,807	77,191
Contractual refunds payable	56,001	12,776

Total current liabilities	801,398	759,297
Long-term convertible debt	243,088	235,104
Deferred income taxes	10,011	8,430
Other long-term liabilities	11,826	12,359

Total liabilities	1,066,323	1,015,190

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; outstanding 48,276,710 and 50,638,474 at September 30, 2010 and December 31, 2009, respectively	550	546
Additional paid-in capital	524,110	494,735
Accumulated other comprehensive income	4,131	1,354
Retained earnings	784,375	590,632

	1,313,166	1,087,267
Less treasury stock at cost (7,189,418 and 3,956,560 shares at September 30, 2010 and December 31, 2009, respectively)	(218,408)	(102,823)

Total stockholders’ equity	1,094,758	984,444

Total liabilities and stockholders’ equity	$2,161,081	$1,999,634

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Premium	$1,489,884	$1,298,969	$4,285,530	$3,801,306
Investment income and other	5,020	5,315	18,536	24,179

Total revenues	1,494,904	1,304,284	4,304,066	3,825,485

Expenses:
Health benefits	1,199,706	1,136,391	3,517,723	3,258,907
Selling, general and administrative	106,815	82,238	332,427	288,898
Premium tax	40,317	38,336	104,961	101,077
Depreciation and amortization	8,737	8,441	26,352	26,447
Interest	3,991	3,929	12,000	12,399

Total expenses	1,359,566	1,269,335	3,993,463	3,687,728

Income before income taxes	135,338	34,949	310,603	137,757
Income tax expense	50,990	12,400	116,860	28,700

Net income	$84,348	$22,549	$193,743	$109,057

Net income per share:
Basic net income per share	$1.72	$0.44	$3.88	$2.09

Weighted average number of common shares outstanding	49,083,164	51,320,346	49,971,559	52,063,012

Diluted net income per share	$1.68	$0.43	$3.81	$2.07

Weighted average number of common shares and dilutive potential common shares outstanding	50,197,740	51,920,745	50,895,807	52,754,511

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2010
(Dollars in thousands)
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity

Balances at December 31, 2009	50,638,474	$546	$494,735	$1,354	$590,632	3,956,560	$(102,823)	$984,444
Common stock issued upon exercise of stock options, vesting of restricted stock grants and purchases under the employee stock purchase plan	871,094	4	15,964	—	—	—	—	15,968
Compensation expense related to share-based payments	—	—	14,594	—	—	—	—	14,594
Tax expense related to share-based payments	—	—	(919)	—	—	—	—	(919)
Employee stock relinquished for payment of taxes	(46,475)	—	(264)	—	—	46,475	(1,450)	(1,714)
Common stock repurchases	(3,186,383)	—	—	—	—	3,186,383	(114,135)	(114,135)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	2,777	—	—	—	2,777
Net income	—	—	—	—	193,743	—	—	193,743

Balances at September 30, 2010	48,276,710	$550	$524,110	$4,131	$784,375	7,189,418	$(218,408)	$1,094,758

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income	$193,743	$109,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,352	26,447
Loss on disposal or abandonment of property, equipment and software	17	289
Deferred tax (benefit) expense	(1,222)	2,481
Compensation expense related to share-based payments	14,594	12,034
Convertible debt non-cash interest	7,984	7,480
Gain on sale of intangible assets	(4,000)	—
Gain on sale of contract rights	—	(5,810)
Other	6,772	(326)
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Premium receivables	(39,177)	(863)
Prepaid expenses, provider and other receivables and other current assets	(8,144)	(26,534)
Other assets	(396)	(1,146)
Claims payable	(7,216)	14,005
Accounts payable, accrued expenses, contractual refunds payable and other current liabilities	73,732	(10,245)
Unearned revenue	(59,999)	(16,481)
Other long-term liabilities	(533)	(3,793)

Net cash provided by operating activities	202,507	106,595

Cash flows from investing activities:
Proceeds from sale of trading securities	12,000	850
Proceeds from sale of available-for-sale securities	690,740	129,629
Purchase of available-for-sale securities	(818,544)	(430,740)
Proceeds from redemption of held-to-maturity securities	—	273,125
Purchase of held-to-maturity securities	—	(194,851)
Proceeds from redemption of investments on deposit for licensure	58,487	55,454
Purchase of investments on deposit for licensure	(66,073)	(65,355)
Purchase of property, equipment and software	(19,397)	(21,680)
Proceeds from sale of intangible assets	4,000	—
Proceeds from sale of contract rights	—	5,810
Purchase of contract rights and related assets	(13,420)	—

Net cash used in investing activities	(152,207)	(247,758)

Cash flows from financing activities:
Repayment of borrowings under credit facility	—	(44,318)
Net increase (decrease) in bank overdrafts	33,870	(2,492)
Customer funds administered	(424)	(1,561)
Proceeds from exercise of stock options and employee stock purchases	15,968	4,198
Repurchase of common stock shares	(114,135)	(62,828)
Tax (expense) benefit related to share-based payments	(919)	1,082

Net cash used in financing activities	(65,640)	(105,919)

Net decrease in cash and cash equivalents	(15,340)	(247,082)
Cash and cash equivalents at beginning of period	505,915	763,272

Cash and cash equivalents at end of period	$490,575	$516,190

Non-cash disclosures:
Employee stock relinquished for payment of taxes	$(1,714)	$(912)

Unrealized gain on held-to-maturity portfolio at time of transfer to available-for-sale, net of tax	$—	$3,030

Unrealized gain on available-for-sale securities, net of tax	$2,777	$3,219

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1.	Interim Financial Reporting

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 of AMERIGROUP Corporation and its subsidiaries (the “Company”), are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2010 and operating results for the interim periods ended September 30, 2010 and 2009. The December 31, 2009 Condensed Consolidated Balance Sheet was derived from the audited consolidated financial statements as of that date. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2010. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.

2.	Earnings per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. The following table sets forth the calculations of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic net income per share:
Net income	$84,348	$22,549	$193,743	$109,057

Weighted average number of common shares outstanding	49,083,164	51,320,346	49,971,559	52,063,012

Basic net income per share	$1.72	$0.44	$3.88	$2.09

Diluted net income per share:
Net income	$84,348	$22,549	$193,743	$109,057

Weighted average number of common shares outstanding	49,083,164	51,320,346	49,971,559	52,063,012
Dilutive effect of stock options and non-vested stock awards (as determined by applying the treasury stock method)	1,114,576	600,399	924,248	691,499

Weighted average number of common shares and dilutive potential common shares outstanding	50,197,740	51,920,745	50,895,807	52,754,511

Diluted net income per share	$1.68	$0.43	$3.81	$2.07

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Potential common stock equivalents representing 818,509 shares and 1,206,596 shares for the three and nine months ended September 30, 2010, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive. Potential common stock equivalents representing 3,072,128 shares and 2,627,139 shares for the three and nine months ended September 30, 2009, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

The shares issuable upon conversion of the Company’s 2.0% Convertible Senior Notes (the “2.0% Convertible Senior Notes”) due May 15, 2012, which were issued effective March 28, 2007 in the aggregate principal amount of $260,000 (See Note 8), were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2010 and 2009 because to do so would have been anti-dilutive.

The Company’s warrants to purchase shares of its common stock sold on March 28, 2007 and April 9, 2007 (See Note 8) were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2010 and 2009 because to do so would have been anti-dilutive.

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

Transfers between levels, as a result of changes in the inputs used to determine fair value, are recognized as of the beginning of the reporting period in which the transfer occurs. There were no transfers between levels for the three and nine months ended September 30, 2010.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Assets

The Company’s assets measured at fair value on a recurring basis at September 30, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$483,426	$338,176	$145,250	$—
Money market funds	17,897	17,897	—	—
Available-for-sale securities:
Auction rate securities	27,562	—	—	27,562
Certificates of deposit	12,150	—	12,150	—
Commercial paper	16,132	—	16,132	—
Corporate bonds	214,946	—	214,946	—
Debt securities of government sponsored entities	444,854	444,854	—	—
Federally insured corporate bonds	43,638	43,638	—	—
Municipal bonds	275,513	—	275,513	—
U.S. Treasury securities	20,660	20,660	—	—

Total assets measured at fair value	$1,556,778	$865,225	$663,991	$27,562

The Company’s assets measured at fair value on a recurring basis at December 31, 2009 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$481,585	$471,326	$10,259	$—
Auction rate securities (trading)	10,835	—	—	10,835
Forward contract related to auction rate securities	1,165	—	—	1,165
Money market funds	21,978	21,978	—	—
Available-for-sale securities:
Auction rate securities	46,003	—	—	46,003
Certificates of deposit	36,155	—	36,155	—
Commercial paper	8,992	—	8,992	—
Corporate bonds	210,163	—	210,163	—
Debt securities of government sponsored entities	382,976	382,976	—	—
Federally insured corporate bonds	47,008	47,008	—	—
Municipal bonds	165,681	—	165,681	—
U.S. Treasury securities	21,294	21,294	—	—

Total assets measured at fair value	$1,433,835	$944,582	$431,250	$58,003

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

For the three and nine months ended September 30, 2010 and 2009, net unrealized gains recorded to accumulated other comprehensive income as a result of changes in fair value for investments classified as available-for-sale were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net unrealized gain recorded to accumulated other comprehensive income	$2,874	$9,373	$4,319	$10,271

The following table presents the changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2010 and December 31, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Nine Months Ended	Twelve Months Ended
	September 30, 2010	December 31, 2009

Balance at beginning of period	$58,003	$73,654
Total net realized (losses) gains included in earnings	(290)	224
Total net unrealized gains included in accumulated other comprehensive income	2,459	2,225
Sales and calls by issuers	(32,610)	(18,100)

Balance at end of period	$27,562	$58,003

At September 30, 2010, the Company did not elect the fair value option available under current guidance for any financial assets and liabilities that were not required to be measured at fair value.

The Company has invested in auction rate securities issued by student loan corporations established by various state governments which are reflected at fair value and included in long-term investments in the accompanying Condensed Consolidated Balance Sheets. The auction events for these securities failed during early 2008 and have not resumed. Therefore, the estimated fair values of these securities have been determined utilizing discounted cash flow analyses as of September 30, 2010. These analyses consider, among other items, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data. As the timing of future successful auctions, if any, cannot be predicted, auction rate securities are classified as long-term.

During the three and nine months ended September 30, 2010 and 2009, proceeds from the sale or call of certain investments in auction rate securities, the net realized gains and the amount of prior period net unrealized losses reclassified from accumulated other comprehensive income on a specific-identification basis were as follows (excludes the impact of the forward contract discussed below):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Proceeds from sale or call of auction rate securities	$4,400	$850	$32,610	$7,700
Net realized (loss) gain recorded in earnings	—	(63)	875	334
Net unrealized loss reclassified from accumulated other comprehensive income, included in realized gain above	—	—	(290)	—

During the fourth quarter of 2008, the Company entered into a forward contract with a registered broker-dealer, at no cost, which provided the Company with the ability to sell certain auction rate securities to the registered

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

broker-dealer at par within a defined timeframe, beginning June 30, 2010. These securities were classified as trading securities because the Company did not intend to hold these securities until final maturity. Trading securities are carried at fair value with changes in fair value recorded in earnings. The value of the forward contract was estimated using a discounted cash flow analysis taking into consideration the creditworthiness of the counterparty to the agreement. The forward contract was included in other long-term assets. As of June 30, 2010, all of the remaining trading securities under the terms of this forward contract were repurchased by the broker-dealer; therefore, the forward contract expired and a realized loss of $1,165 was recorded during the nine months ended September 30, 2010, which was largely offset by recovery of the related auction rate securities at par.

Liabilities

The 2.0% Convertible Senior Notes are carried at amortized cost. The estimated fair value of the 2.0% Convertible Senior Notes is determined based upon a quoted market price. As of September 30, 2010 and December 31, 2009, the fair value of the borrowings under the 2.0% Convertible Senior Notes was $298,696 and $246,025, respectively, compared to the face value of $260,000.

4.	Short- and Long-Term Investments and Investments on Deposit for Licensure

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short-term investments held at September 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

September 30, 2010:
Certificates of deposit	$1,000	$—	$—	$1,000
Commercial paper	16,138	—	6	16,132
Corporate bonds	18,316	21	8	18,329
Debt securities of government sponsored entities	167,429	42	—	167,471
Municipal bonds	45,535	11	2	45,544
U.S. Treasury securities	1,998	—	—	1,998

Total short-term investments	$250,416	$74	$16	$250,474

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

December 31, 2009:
Certificates of deposit	$25,000	$5	$—	$25,005
Commercial paper	8,989	3	—	8,992
Corporate bonds	5,605	4	1	5,608
Debt securities of government sponsored entities	80,246	37	10	80,273
Municipal bonds	17,643	5	3	17,645

Total short-term investments	$137,483	$54	$14	$137,523

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale long-term investments held at September 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

September 30, 2010:
Auction rate securities, maturing in greater than ten years	$29,250	$—	$1,688	$27,562
Corporate bonds, maturing within one year	93,648	663	5	94,306
Corporate bonds, maturing between one year and five years	99,947	2,382	18	102,311
Debt securities of government sponsored entities, maturing within one year	68,416	292	—	68,708
Debt securities of government sponsored entities, maturing between one year and five years	143,819	528	24	144,323
Debt securities of government sponsored entities, maturing between five years and ten years	2,000	—	4	1,996
Federally insured corporate bonds, maturing within one year	22,007	71	—	22,078
Federally insured corporate bonds, maturing between one year and five years	21,123	443	6	21,560
Municipal bonds, maturing within one year	31,308	40	—	31,348
Municipal bonds, maturing between one year and five years	42,101	381	85	42,397
Municipal bonds, maturing between five years and ten years	71,067	2,524	176	73,415
Municipal bonds, maturing in greater than ten years	81,981	977	149	82,809

Total long-term investments	$706,667	$8,301	$2,155	$712,813

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

December 31, 2009:
Auction rate securities, maturing between one year and five years	$4,000	$—	$231	$3,769
Auction rate securities, maturing in greater than ten years	46,150	—	3,916	42,234
Corporate bonds, maturing within one year	40,117	623	—	40,740
Corporate bonds, maturing between one year and five years	162,017	1,897	99	163,815
Debt securities of government sponsored entities, maturing within one year	87,000	831	11	87,820
Debt securities of government sponsored entities, maturing between one year and five years	163,326	1,142	28	164,440
Federally insured corporate bonds, maturing within one year	22,040	316	—	22,356
Federally insured corporate bonds, maturing between one year and five years	24,200	459	7	24,652
Municipal bonds, maturing within one year	4,969	13	—	4,982
Municipal bonds, maturing between one year and five years	15,271	138	6	15,403
Municipal bonds, maturing between five years and ten years	32,632	300	57	32,875
Municipal bonds, maturing in greater than ten years	94,366	415	5	94,776
U.S. Treasury securities, maturing between one year and five years	2,499	—	—	2,499

Total long-term investments	$698,587	$6,134	$4,360	$700,361

As of September 30, 2010, the Company had divested all of its trading securities, which consisted only of auction rate securities (see Note 3). The purchase amount, realized gains, realized losses and fair value for trading securities held at December 31, 2009 were as follows:

	Purchase	Realized	Realized	Fair
	Amount	Gains	Losses	Value

December 31, 2009:
Auction rate securities, maturing in greater than ten years	$12,000	$—	$1,165	$10,835

As a condition for licensure by various state governments to operate health maintenance organizations (“HMOs”), health insuring corporations (“HICs”) or prepaid health services plans (“PHSPs”), the Company is required to maintain certain funds on deposit, in specific dollar amounts based on either formulas or set amounts, with or under the control of the various departments of insurance. The Company purchases interest-bearing investments with a fair value equal to or greater than the required dollar amount. The interest that accrues on these

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

investments is not restricted and is available for withdrawal. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for these available-for-sale investments at September 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

September 30, 2010:
Cash equivalents	$247	$—	$—	$247
Certificates of deposit, maturing within one year	6,150	—	—	6,150
Certificates of deposit, maturing between one year and five years	5,000	—	—	5,000
Money market funds	17,897	—	—	17,897
Available-for-sale securities:
Debt securities of government sponsored entities, maturing within one year	10,013	46	3	10,056
Debt securities of government sponsored entities, maturing between one year and five years	51,832	203	35	52,000
Debt securities of government sponsored entities, maturing between five years and ten years	300	—	—	300
U.S. Treasury securities, maturing within one year	17,950	30	—	17,980
U.S. Treasury securities, maturing between one year and five years	602	80	—	682

Total investments on deposit	$109,991	$359	$38	$110,312

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

December 31, 2009:
Cash equivalents	$414	$—	$—	$414
Certificates of deposit, maturing within one year	11,150	—	—	11,150
Money market funds	21,978	—	—	21,978
Available-for-sale securities:
Debt securities of government sponsored entities, maturing within one year	935	—	1	934
Debt securities of government sponsored entities, maturing between one year and five years	49,262	285	38	49,509
U.S. Treasury securities, maturing within one year	16,189	8	13	16,184
U.S. Treasury securities, maturing between one year and five years	2,460	151	—	2,611

Total investments on deposit	$102,388	$444	$52	$102,780

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table shows the fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

September 30, 2010:
Auction rate securities	$—	$—	—	$27,562	$1,688	9
Commercial paper	3,484	6	2	—	—	—
Corporate bonds	21,102	31	8	—	—	—
Debt securities of government sponsored entities	38,590	66	11	—	—	—
Federally insured corporate bond	4,043	6	1	—	—	—
Municipal bonds	51,646	412	18	—	—	—

Total temporarily impaired securities	$118,865	$521	40	$27,562	$1,688	9

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

December 31, 2009:
Auction rate securities	$—	$—	—	$46,003	$4,147	13
Corporate bonds	40,971	100	32	—	—	—
Debt securities of government sponsored entities	44,881	88	13	—	—	—
Federally insured corporate bond	4,076	7	1	—	—	—
Municipal bonds	17,771	71	7	—	—	—
U.S. Treasury securities	9,420	13	2	—	—	—

Total temporarily impaired securities	$117,119	$279	55	$46,003	$4,147	13

The temporary declines in value at September 30, 2010, are primarily due to fluctuations in short-term market interest rates and the lack of liquidity of auction rate securities. Auction rate securities that have been in an unrealized loss position for greater than 12 months have experienced losses due to the lack of liquidity for these instruments, not as a result of impairment of the underlying debt securities. Additionally, the Company does not intend to sell any of these securities prior to maturity or recovery and it is not likely that the Company will be required to sell these securities prior to maturity. Therefore, there is no indication of other-than-temporary impairment for these securities as of September 30, 2010.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

5.	Market Updates

Medicare Advantage

In June 2010, the Company received approval from the Centers for Medicare & Medicaid Services (“CMS”) to add Tarrant County to its Medicare Advantage service area in Texas, and to add Rutherford County to its Medicare Advantage service area in Tennessee. In addition, CMS approved expansion of the Company’s Medicare Advantage plans to cover traditional Medicare beneficiaries in addition to the existing special needs beneficiaries already covered in Texas, Tennessee and New Mexico. These approvals allow the Company to begin serving Medicare members in the expanded areas effective January 1, 2011. The Company can give no assurance that its entry into these service areas will be favorable to its results of operations, financial position or cash flows in future periods.

Texas

In May 2010, the Texas Health and Human Services Commission announced that the Company’s Texas health plan was selected through a competitive procurement to expand health care coverage to seniors and people with disabilities in the six county service area surrounding Fort Worth, Texas. Pending final contract negotiations, the Company anticipates an operational start date in the first quarter of 2011. AMERIGROUP Texas, Inc. will be one of two health plans serving approximately 30,000 STAR+PLUS members in that service area. The Company can give no assurance that its entry into this business will be favorable to its results of operations, financial position or cash flows in future periods.

Tennessee

On March 1, 2010, the Company’s Tennessee health plan began offering long-term care (“LTC”) services to existing members through the State’s TennCare CHOICES program. The program, created as a result of the LTC Community Choices Act of 2008, is an expansion program offered through amendments to existing Medicaid managed care contracts. TennCare CHOICES focuses on promoting independence, choice, dignity and quality of life for LTC Medicaid managed care recipients by offering members the option to live in their own homes while receiving LTC and other medical services. The Company can give no assurance that its entry into this business will be favorable to its results of operations, financial position or cash flows in future periods.

South Carolina

On March 1, 2009, the Company’s South Carolina subsidiary, AMERIGROUP Community Care of South Carolina, Inc., sold its rights to serve Medicaid members pursuant to the contract with the State of South Carolina for $5,810, or $3,521, net of the related tax effect, and recorded a gain, which is included in investment income and other revenues in the accompanying Condensed Consolidated Income Statements for the nine months ended September 30, 2009. Certain claims run-out and transition obligations exist that continue in 2010. Additional costs incurred to discontinue operations in South Carolina were not material.

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

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The year-to-date change in the carrying amount of goodwill as a result of the acquisition is as follows:

	December 31,		Disposals/	September 30,
	2009	Additions	Impairment	2010

Goodwill	$258,155	$11,220	$—	$269,375
Accumulated impairment losses	(8,879)	—	—	(8,879)

Total	$249,276	$11,220	$—	$260,496

Other acquired intangible assets, included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Membership rights and provider contracts	$28,171	$(25,959)	$25,971	$(25,517)
Non-compete agreements and trademarks	946	(946)	1,596	(1,596)

	$29,117	$(26,905)	$27,567	$(27,113)

During the nine months ended September 30, 2010, the Company sold certain trademarks for $4,000. The carrying value net of accumulated amortization of these trademarks was zero.

7.	Claims Payable

The following table presents the components of the change in claims payable for the periods presented:

	Nine Months Ended	Twelve Months Ended
	September 30, 2010	December 31, 2009

Claims payable, beginning of period	$529,036	$536,107
Health benefits expense incurred during the period:
Related to current year	3,615,124	4,492,590
Related to prior years	(97,401)	(85,317)

Total incurred	3,517,723	4,407,273
Health benefits payments during the period:
Related to current year	3,151,419	4,007,789
Related to prior years	373,520	406,555

Total payments	3,524,939	4,414,344

Claims payable, end of period	$521,820	$529,036

Health benefits expense incurred during both periods was reduced for amounts related to prior years. The amounts related to prior years include the impact of amounts previously included in the liability to establish it at a level sufficient under moderately adverse conditions that were not needed and the reduction in health benefits expense due to revisions to prior estimates.

8.	Convertible Senior Notes

As of September 30, 2010, the Company had $260,000 outstanding in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012, the carrying amount of which was $243,088. The unamortized discount of $16,912 will continue to be amortized over the remaining period until maturity. Concurrent with the

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

issuance of the 2.0% Convertible Senior Notes, the Company purchased convertible note hedges covering, subject to customary anti-dilution adjustments, 6,112,964 shares of its common stock and sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of its common stock at an exercise price of $53.77 per share. The convertible note hedges and warrants are separate transactions which do not affect holders’ rights under the 2.0% Convertible Senior Notes.

9.	Share Repurchase Program

On September 15, 2010, the Board of Directors authorized a $200,000 increase to the Company’s ongoing share repurchase program, bringing the total authorization to $400,000. The $400,000 authorization is for repurchases made from and after August 5, 2009. Pursuant to this ongoing share repurchase program, the Company repurchased 1,885,976 shares of its common stock and placed them into treasury during the three months ended September 30, 2010 at an aggregate cost of $70,459. During the nine months ended September 30, 2010, the Company repurchased and placed into treasury 3,186,383 shares of its common stock at an aggregate cost of $114,135. As of September 30, 2010, the Company had remaining authorization to purchase up to an additional $248,712 of shares of its common stock under this ongoing share repurchase program.

10.	Commitments and Contingencies

Letter of Credit

Effective July 1, 2010, the Company renewed a collateralized irrevocable standby letter of credit issued in an aggregate principal amount of approximately $17,400 to meet certain obligations under its Medicaid contract in the State of Georgia through its Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through investments held by AMGP Georgia Managed Care Company, Inc.

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

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The Company is evaluating its appeal rights and believes that AMERIGROUP Florida, Inc. has substantial defenses to the claims asserted by AHCA and will defend against the imposition of the claims vigorously. The accompanying Condensed Consolidated Financial Statements reflect the Company’s best estimate of its liability related to this issue as of September 30, 2010. However, there can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Legal Proceedings

Memorial Hermann Litigation

On July 29, 2010, AMERIGROUP Texas, Inc. and Memorial Hermann Hospital System (“Memorial Hermann”) entered into a confidential settlement agreement resolving and releasing all claims related to various cases filed in the District Court of Harris County, Texas by Memorial Hermann against AMERIGROUP Texas, Inc. in 2007, 2009 and 2010 alleging breach of contract for failure to pay claims in accordance with the contract between the parties and quantum meriut. The cases sought aggregate damages of approximately $41,400 plus interest, statutory damages and legal fees. The settlement was not material to our financial position, results of operations or liquidity.

Other Litigation

The Company is involved in various legal proceedings in the normal course of business. Based upon its evaluation of the information currently available, the Company believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on its financial position, results of operations or liquidity.

11.	Income Taxes

Income tax expense for the three and nine months ended September 30, 2010 was $50,990 and $116,860, respectively. Income tax expense for the three and nine months ended September 30, 2009 was $12,400 and $28,700, respectively. Income tax expense for the nine months ended September 30, 2009 was impacted by the Company reaching agreement with the Internal Revenue Service regarding the tax deductible portion of the qui tam litigation settlement. This agreement resulted in a tax benefit of $22,400 for the nine months ended September 30, 2009.

12.	Comprehensive Earnings

Effective July 1, 2009, the Company began reporting all of the debt securities in its investment portfolio as available-for-sale, other than certain auction rate securities that were subject to a forward contract and continued to be classified as trading securities (see Note 3). The change resulted in the transfer to available-for-sale of $397,369 in held-to-maturity securities and $80,761 in held-to-maturity investments on deposit, with unrealized gains of $4,648 and $464, respectively, and $26,868 in held-to-maturity securities and $17,697 in held-to-maturity investments on deposit, with unrealized losses of $193 and $54, respectively. The unrealized gains and losses, net of the related tax effects, were recorded to accumulated other comprehensive income on July 1, 2009. The decision to reclassify the securities as available-for-sale was intended to provide the Company with the opportunity to improve liquidity and increase investment returns through prudent investment management while providing financial flexibility in determining whether to hold those securities to maturity.

AMERIGROUP Corporation And Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Differences between net income and total comprehensive income resulted from net unrealized gains on the investment portfolio as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$84,348	$22,549	$193,743	$109,057
Other comprehensive income:
Unrealized gains on held-to-maturity investment portfolio at time of transfer to available-for-sale, net of tax	—	3,030	—	3,030
Unrealized gains on available-for-sale securities, net of tax	1,833	2,923	2,777	3,219

Total change	1,833	5,953	2,777	6,249

Comprehensive income	$86,181	$28,502	$196,520	$115,306

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Summary highlights of our third quarter of 2010 include:

•	Membership increased by 155,000 members, or 8.7%, to 1,933,000 members as of September 30, 2010 compared to 1,778,000 members as of September 30, 2009;

•	Total revenues of $1.5 billion for the third quarter of 2010, a 14.6% increase over the third quarter of 2009;

•	Health benefits ratio (“HBR”) of 80.5% of premium revenues for the third quarter of 2010 compared to 87.5% in the third quarter of 2009;

•	Selling, general and administrative expense (“SG&A”) ratio of 7.1% of total revenues for the third quarter of 2010;

•	Cash provided by operations was $202.5 million for the nine months ended September 30, 2010;

•	Unregulated cash and investments of $251.4 million as of September 30, 2010;

•	Claims payable as of September 30, 2010 totaled $521.8 million compared to $529.0 million as of December 31, 2009; and

•	We repurchased 1,885,976 shares of common stock for approximately $70.5 million during the third quarter of 2010 under our ongoing share repurchase program.

Similar to our experience in 2009, our results for the three and nine months ended September 30, 2010 reflect the impact of continued membership growth, which we believe is driven by the macroeconomic environment that has increased the number of Medicaid eligible individuals. We anticipate our membership growth in future periods to moderate as the economic environment stabilizes. Increases in premium revenue also reflect the impact of a benefit expansion to provide long-term care (“LTC”) services to eligible members in Tennessee, the net effect of premium rate changes from the prior year related to annual contract renewals and the impact of our first quarter 2010 acquisition in New Jersey. Health benefits expense for the three and nine months ended September 30, 2010 reflects moderating cost trends for current and prior periods, the latter of which generated revisions of estimates related to prior periods.

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

We do not expect the Acts to have a material effect on our results of operations, liquidity or cash flows in 2010; however, we are currently evaluating the provisions of the Acts and believe that the Acts may provide us with significant opportunities for membership growth in our existing markets and, potentially, in new markets in the future. There can be no assurance that we will realize this growth, or that this growth will be profitable.

There are numerous steps required to implement the Acts, including promulgating a substantial number of new and potentially more onerous regulations that may affect our business. Further, various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the Federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities. Although we believe the Acts will provide us with significant opportunity, the enacted reforms, as well as future regulations and legislative changes, may in fact have a material adverse effect on our results of operations, financial position or liquidity.

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

Market Updates

Georgia

In October 2010, the Georgia Department of Community Health provided initial confirmation of a premium rate increase to the Medicaid managed care contract with our Georgia health plan for the period July 1, 2010 through June 30, 2011, subject to Centers for Medicare & Medicaid Services (“CMS”) approval. In accordance with U.S. generally accepted accounting principles, the increased premium related to this contract amendment will be recognized in the period the contract is executed. We anticipate execution of this amendment during the fourth quarter of 2010 and expect our earnings for the fourth quarter to increase by approximately $7.7 million, or approximately $0.10 per diluted share, related to the retroactive impact of the increased premium for services provided to eligible members in the third quarter of 2010. We can give no assurance that the premium rates within the contract amendment will be approved by CMS or that our estimates of the impact of the anticipated premium rate increase will be realized.

Medicare Advantage

In June 2010, we received approval from the CMS to add Tarrant County to our Medicare Advantage service area in Texas, and to add Rutherford County to our Tennessee Medicare Advantage service areas. In addition, CMS approved expansion of our Medicare Advantage plans to cover traditional Medicare beneficiaries in addition to the existing special needs beneficiaries already covered in Texas, Tennessee and New Mexico. These approvals allow us to begin serving Medicare members in the expanded areas effective January 1, 2011. We can give no assurance that our entry into these service areas will be favorable to our results of operations, financial position or cash flows in future periods.

Texas

In May 2010, the Texas Health and Human Services Commission announced that our Texas health plan was selected through a competitive procurement to expand health care coverage to seniors and people with disabilities in the six county service area surrounding Fort Worth, Texas. Pending final contract negotiations, we anticipate an operational start date in the first quarter of 2011. We will be one of two health plans serving approximately 30,000 STAR+PLUS members in that service area. We can give no assurance that our entry into this business will be favorable to our results of operations, financial position or cash flows in future periods.

Tennessee

On March 1, 2010, our Tennessee health plan began offering LTC services to existing members through the State’s TennCare CHOICES program. The program, created as a result of the LTC Community Choices Act of 2008, is an expansion program offered through amendments to existing Medicaid managed care contracts. TennCare CHOICES focuses on promoting independence, choice, dignity and quality of life for LTC Medicaid managed care recipients by offering members the option to live in their own homes while receiving LTC and other medical services. We can give no assurance that our entry into this business will be favorable to our results of operations, financial position or cash flows in future periods.

New Jersey

On March 1, 2010, our New Jersey health plan completed the previously announced acquisition of the Medicaid contract rights and rights under certain provider agreements of University Health Plans, Inc. (“UHP”) for $13.4 million. At September 30, 2010, we served approximately 138,000 members in the State of New Jersey. We can give no assurance that this acquisition will be favorable to our results of operations, financial position or cash flows in future periods.

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

On May 26, 2010, the Florida Deputy Secretary of Medicaid denied AMERIGROUP Florida, Inc.’s contract interpretation appeal. Following the denial, in June 2010, AMERIGROUP Florida, Inc. received another series of letters from AHCA assessing fines in the amount of two thousand, five hundred dollars per newborn for an aggregate amount of approximately $6.0 million. We are evaluating our appeal rights and believe that AMERIGROUP Florida, Inc. has substantial defenses to the claims asserted by AHCA and will defend against the imposition of the claims vigorously. The accompanying Condensed Consolidated Financial Statements reflect our best estimate of our liability related to this issue as of September 30, 2010. However, there can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

Results of Operations

The following table sets forth selected operating ratios. All ratios are shown as a percentage of total revenues with the exception of the HBR. The HBR is being shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Premium revenue	99.7%	99.6%	99.6%	99.4%
Investment income and other	0.3	0.4	0.4	0.6

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits expenses	80.5%	87.5%	82.1%	85.7%
Selling, general and administrative expenses	7.1%	6.3%	7.7%	7.6%
Income before income taxes	9.1%	2.7%	7.2%	3.6%
Net income	5.6%	1.7%	4.5%	2.9%

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Summarized comparative financial information for the three and nine months ended September 30, 2010 and 2009 is as follows (dollars in millions, except per share data; totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal.):

					Three Months	Nine Months
	Three Months Ended		Nine Months Ended		Ended	Ended
	September 30,		September 30,		September 30,	September 30,
					% Change	% Change
	2010	2009	2010	2009	2010-2009	2010-2009

Revenues:
Premium	$1,489.9	$1,299.0	$4,285.5	$3,801.3	14.7%	12.7%
Investment income and other	5.0	5.3	18.5	24.2	(5.6)%	(23.3)%

Total revenues	1,494.9	1,304.3	4,304.1	3,825.5	14.6%	12.5%
Expenses:
Health benefits	1,199.7	1,136.4	3,517.7	3,258.9	5.6%	7.9%
Selling, general and administrative	106.8	82.2	332.4	288.9	29.9%	15.1%
Premium tax	40.3	38.3	105.0	101.1	5.2%	3.8%
Depreciation and amortization	8.7	8.4	26.4	26.4	3.5%	(0.4)%
Interest	4.0	3.9	12.0	12.4	1.6%	(3.2)%

Total expenses	1,359.6	1,269.3	3,993.5	3,687.7	7.1%	8.3%

Income before income taxes	135.3	34.9	310.6	137.8	287.2%	125.5%
Income tax expense	51.0	12.4	116.9	28.7	311.2%	307.2%

Net income	$84.3	$22.5	$193.7	$109.1	274.1%	77.7%

Diluted net income per share	$1.68	$0.43	$3.81	$2.07	290.7%	84.1%

Premium Revenue

Premium revenue for the three months ended September 30, 2010 increased $190.9 million, or 14.7%, to $1.5 billion from $1.3 billion for the three months ended September 30, 2009. For the nine months ended September 30, 2010, premium revenue increased $484.2 million, or 12.7%, to $4.3 billion from $3.8 billion for the nine months ended September 30, 2009. The increase for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was due in part to significant increases in full-risk membership across the majority of our existing products and markets. These membership increases are partially due to high levels of unemployment and the generally adverse macroeconomic environment driving increases in the number of people eligible for publicly sponsored health care programs and include the impact of our acquisition of the Medicaid contract rights from UHP in the State of New Jersey effective March 1, 2010. Premium revenue increased also as a result of our entry into the Tennessee TennCare CHOICES program in March 2010 and from premium rate and mix changes compared to prior periods. These increases were offset in part by our decision to exit the aged, blind and disabled (“ABD”) program in the Southwest region of Ohio as well as the State’s election to remove pharmacy coverage from the benefit package, both effective February 2010.

The increase for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is further attributable to the impact of the final phase of the statewide rollout of New Mexico’s Coordination of Long-Term Services program in April 2009 to the Southeast and Northeast regions of New Mexico.

Membership

The following table sets forth the approximate number of members we served in each state as of September 30, 2010 and 2009. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	September 30,
	2010	2009

Texas(1)	557,000	498,000
Georgia	268,000	236,000
Florida	263,000	270,000
Tennessee	204,000	192,000
Maryland	201,000	188,000
New Jersey	138,000	117,000
New York	109,000	112,000
Nevada	76,000	56,000
Ohio	58,000	59,000
Virginia	38,000	30,000
New Mexico	21,000	20,000

Total	1,933,000	1,778,000

(1)	Membership includes approximately 14,000 and 13,000 members as of September 30, 2010 and 2009, respectively, under an administrative services only (“ASO”) contract that began June 1, 2009.

As of September 30, 2010, we served approximately 1,933,000 members, reflecting an increase of approximately 155,000 members, or 8.7%, compared to September 30, 2009. The increase is primarily a result of membership growth in the majority of our products and markets driven by a surge in Medicaid eligibility, which we believe was driven by high unemployment and general adverse economic conditions. In addition, our March 2010 acquisition of the Medicaid contract rights from UHP to provide services to additional members in the State of New Jersey resulted in further growth of our New Jersey plan.

The following table sets forth the approximate number of our members who receive benefits under our products as of September 30, 2010 and 2009. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

	September 30,
Product	2010	2009

TANF (Medicaid)(1)	1,373,000	1,240,000
CHIP	274,000	264,000
ABD (Medicaid)(2)	197,000	202,000
FamilyCare (Medicaid)	70,000	58,000
Medicare Advantage	19,000	14,000

Total	1,933,000	1,778,000

(1)	Temporary Assistance for Needy Families.
(2)	Membership includes approximately 14,000 and 13,000 members as of September 30, 2010 and 2009, respectively, under an ASO contract in Texas.

Investment income and other revenue

Investment income and other revenue was $5.0 million and $5.3 million for the three months ended September 30, 2010 and 2009, respectively, and was $18.5 million and $24.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Our investment portfolio is comprised of fixed-income securities and cash and cash equivalents, which generated investment income totaling $4.4 million and $13.5 million for the three and nine months ended September 30, 2010, respectively, compared to $4.7 million and $17.2 million for the three and nine months ended September 30, 2009, respectively. The decrease in investment income is primarily a result of decreased rates of return as our fixed-income investments mature and are reinvested in investments with lower returns due to current market rates. We anticipate that our effective yield will remain at or below the current rate as of September 30, 2010 for the foreseeable future, which will result in similar or reduced returns on our investment portfolio in future periods. The performance of our investment portfolio is interest rate driven, and consequently, changes in interest rates affect our returns on, and the fair value of, our portfolio which can materially affect our results of operations or liquidity in future periods.

Included in other revenue for the nine months ended September 30, 2010 is a $4.0 million gain on the sale of certain trademarks. Included in other revenue for the nine months ended September 30, 2009 is a $5.8 million gain on the sale of the South Carolina contract rights.

Health benefits expenses

Expenses relating to health benefits for the three months ended September 30, 2010 increased $63.3 million, or 5.6%, to $1.2 billion compared to $1.1 billion for the three months ended September 30, 2009. Our HBR decreased to 80.5% for the three months ended September 30, 2010 compared to 87.5% for the same period of the prior year. For the nine months ended September 30, 2010, expenses related to health benefits increased $258.8 million, or 7.9%, to $3.5 billion from $3.3 billion for the nine months ended September 30, 2009. Our HBR decreased to 82.1% for the nine months ended September 30, 2010 compared to 85.7% for the same period of the prior year.

Moderating cost trends for current and prior periods resulted in a decrease in HBR for both the three and nine months ended September 30, 2010 compared to the same periods in 2009. In addition, we believe a lighter than normal winter flu season and lower utilization of health services due to severe winter weather in some of our markets favorably impacted the ratio. HBR was also favorably impacted by the net effect of premium rate changes from the prior year in connection with annual contract renewals.

The following table presents the components of the change in claims payable for the periods presented (in thousands):

	Nine Months Ended	Twelve Months Ended
	September 30, 2010	December 31, 2009

Claims payable, beginning of period	$529,036	$536,107
Health benefits expense incurred during the period:
Related to current year	3,615,124	4,492,590
Related to prior years	(97,401)	(85,317)

Total incurred	3,517,723	4,407,273
Health benefits payments during the period:
Related to current year	3,151,419	4,007,789
Related to prior years	373,520	406,555

Total payments	3,524,939	4,414,344

Claims payable, end of period	$521,820	$529,036

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

Selling, general and administrative expenses

SG&A for the three months ended September 30, 2010 increased $24.6 million, or 29.9%, to $106.8 million from $82.2 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, SG&A increased 15.1%, to $332.4 million from $288.9 million for the nine months ended September 30, 2009. The increase in SG&A is primarily a result of increased salary and benefit expenses due to increased variable compensation accruals as a result of our operating performance during the three and nine months ended September 30, 2010 as well as moderate wage, benefits and workforce increases over the prior year.

Our SG&A to total revenues ratio was 7.1% and 6.3% for the three months ended September 30, 2010 and 2009, respectively. The ratio for the three months ended September 30, 2009 was favorably impacted by a reduction in salary and benefit expenses as a result of decreases in our variable compensation accruals related to then-projected 2009 operating results. Our SG&A to total revenues ratio was 7.7% and 7.6% for the nine months ended September 30, 2010 and 2009, respectively. The increase in SG&A expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily offset by the growth in total revenues.

Premium tax expense

Premium taxes were $40.3 million and $38.3 million for the three months ended September 30, 2010 and 2009, respectively and $105.0 million and $101.1 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in both periods was primarily attributable to increased premium revenues in the State of Tennessee as a result of our entry into the TennCare CHOICES program in March 2010 as well as increased premium revenues in the majority of other markets where premium tax is levied. The increases in premium tax expense as a result of premium revenue growth were largely offset by the termination of premium tax in the State of Georgia in October 2009 which was subsequently reinstated at a lower rate in July 2010. As of September 30, 2010, premium tax rates ranged from 1.75% to 7.50% which includes other premium related surcharges as defined in certain of our markets.

Provision for income taxes

Income tax expense for the three months ended September 30, 2010 was $51.0 million with an effective tax rate of 37.7% compared to an income tax expense of $12.4 million for the three months ended September 30, 2009 with an effective tax rate of 35.5%. Income tax expense for the nine months ended September 30, 2010 and 2009 was $116.9 million and $28.7 million, respectively, with an effective tax rate of 37.6% and 20.8%, respectively. The effective tax rate for the nine months ended September 30, 2009 was favorably impacted by our agreement reached with the Internal Revenue Service regarding the tax deductible portion of the 2008 qui tam litigation settlement. Excluding the non-recurring benefit of the tax settlement, the effective tax rates for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 increased due to changes in expenses that are not deductible for tax purposes and changes in the blended state income tax rate.

Significant income tax uncertainties

We continue to evaluate the tax related provisions of the Acts signed into law on March 23, 2010 and March 30, 2010 and do not expect that they will have a material impact on our 2010 tax rate. However, the Acts do contain provisions that we anticipate will impact our tax rate in future years. These provisions include, among others, a limit on the deductibility of compensation paid by health insurers of $0.5 million per year for each officer, director, employee or other service provider paid in taxable years after 2012 with respect to services performed after 2009 and a non-deductible Federal premium tax on health insurers.

Liquidity and capital resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, and cash flows from operations. As of September 30, 2010, we had cash and cash equivalents of $490.6 million, short-and long-term investments of $963.3 million and restricted investments on deposit for licensure of $110.3 million. Cash, cash equivalents and investments which are unregulated totaled $251.4 million at September 30, 2010.

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

Share Repurchase Program

On September 15, 2010, the Board of Directors authorized a $200.0 million increase to our ongoing share repurchase program, bringing the total authorization to $400.0 million. The $400.0 million authorization is for repurchases made from and after August 5, 2009. Pursuant to this ongoing share repurchase program, we repurchased 1,885,976 shares of our common stock at an aggregate cost of $70.5 million and placed them into treasury during the three months ended September 30, 2010. During the nine months ended September 30, 2010, we repurchased and placed into treasury 3,186,383 shares of our common stock at an aggregate cost of $114.1 million. As of September 30, 2010, we had remaining authorization to purchase up to an additional $248.7 million of shares of our common stock under the ongoing share repurchase program.

Cash and Investments

Cash provided by operations was $202.5 million for the nine months ended September 30, 2010 compared to $106.6 million for the nine months ended September 30, 2009. The increase in cash flows was primarily a result of an increase in net income due to premium revenue growth across the majority of our existing products and markets as well as moderating cost trends for current and prior periods. Cash used in operating activities for working capital changes was $40.8 million for the nine months ended September 30, 2010 compared to $40.1 million for the nine months ended September 30, 2009. These changes are routine in nature primarily relating to variability in the timing of receipts of premium from government agencies and income tax payments. Additionally, these changes are affected by variability in our current estimates of claims payable which is impacted by growth in our markets offset by increased claims processing speeds. Lastly, changes in working capital in the periods presented were affected by the fluctuation in variable compensation accruals which are directly related to our attainment of financial performance goals.

Cash used in investing activities was $152.2 million for the nine months ended September 30, 2010 compared to $247.8 million for the nine months ended September 30, 2009. The decrease in cash used in investing activities is due primarily to a decrease in the net purchases of investments of $108.5 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, partially offset by our acquisition of the Medicaid contract rights from UHP for $13.4 million in March 2010. We currently anticipate total capital expenditures for 2010 to be between approximately $30.0 million and $33.0 million related primarily to technological infrastructure development and enhancement of core systems to increase scalability and efficiency. For the nine months ended September 30, 2010, total capital expenditures were $19.4 million.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of September 30, 2010, our investment portfolio consisted primarily of fixed-income securities with a weighted average maturity of approximately twenty-eight months. We utilize investment vehicles such as auction rate securities, commercial paper, certificates of deposit, corporate bonds, debt securities of government sponsored entities, Federally insured corporate bonds, U.S. Treasury securities, money market funds and municipal bonds. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted average taxable equivalent yield on consolidated investments as of September 30, 2010 was approximately 1.1%. As of September 30, 2010, we had total cash and investments of approximately $1.6 billion.

The following table shows the types, percentages and average Standard and Poor’s (“S&P”) ratings of our holdings within our investment portfolio at September 30, 2010:

		Average S&P
	%	Rating

Auction rate securities	1.8%	AAA
Cash, bank deposits and commercial paper	2.9%	AAA
Certificates of deposit	8.6%	AAA
Corporate bonds	13.7%	A+
Debt obligations of government sponsored entities, Federally insured corporate bonds and U.S. Treasury securities	33.2%	AAA
Money market funds	22.1%	AAA
Municipal bonds	17.7%	AA+

	100.0%	AA+

As of September 30, 2010, $27.6 million of our investments were comprised of securities with an auction reset feature (“auction rate securities”) issued by student loan corporations established by various state governments. Since early 2008, auctions for these auction rate securities have failed, significantly decreasing our ability to liquidate these securities prior to maturity. As we cannot predict the timing of future successful auctions, if any, our auction rate securities are classified as available-for-sale and are carried at fair value within long-term investments. The weighted average life of our auction rate securities portfolio, based on the final maturity, is approximately twenty-two years. We currently believe that the $1.7 million net unrealized loss position that remains at September 30, 2010 on our auction rate securities portfolio is primarily due to liquidity concerns and not the creditworthiness of the underlying issuers. We currently have the intent to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments. During the nine months ended September 30, 2010, certain investments in auction rate securities were sold or called for net proceeds of $32.6 million, resulting in a $0.9 million net realized gain recorded in earnings, excluding the loss on the forward contract expiration of $1.2 million related to certain sales of auction rate securities.

Cash used in financing activities was $65.6 million for the nine months ended September 30, 2010, compared to $105.9 million for the nine months ended September 30, 2009. The decrease in cash used in financing activities of $40.3 million is primarily due to repayments during 2009 of $44.3 million of borrowings under our previously maintained Credit Agreement, which was terminated effective August 21, 2009. The decrease in cash used in financing activities was further attributable to an increase in the change in bank overdrafts of $36.4 million and an increase in proceeds from employee stock option exercises and stock purchases of $11.8 million, partially offset by an increase in treasury share repurchases of $51.3 million.

We believe that existing cash and investment balances and cash flows from operations will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at September 30, 2010, defined as total debt divided by the sum of total debt and total stockholders’ equity, was 18.2%. We utilize the debt-to-total capital ratio as a measure, among others, of our leverage and financial flexibility. We believe our current debt-to-total capital ratio allows us flexibility to access debt financing should the need or opportunity arise; however the financial markets have experienced periods of volatility and disruption. Future volatility and disruption is possible and unpredictable. In the event we need to access additional capital, our ability to obtain such capital may be limited and the cost of any such capital may be significantly higher than in past periods depending on the market condition and our financial position at the time we pursue additional financing.

Convertible Senior Notes

As of September 30, 2010, we had $260.0 million outstanding in aggregate principal amount of 2.0% Convertible Senior Notes (the “2.0% Convertible Senior Notes”) due May 15, 2012. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank in right of payment equally with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, and mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

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

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations (“HMOs”), one health insuring corporation (“HIC”) and one Prepaid Health Services Plan (“PHSP”). HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of September 30, 2010, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls during the remainder of 2010 using unregulated cash, cash equivalents and investments. We believe, as a result, that we will continue to be in compliance with these requirements at least through the end of 2010.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs and other entities bearing risk for health care coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from (a) requiring insurers to submit a comprehensive plan to the state insurance commissioner, to (b) requiring the state insurance commissioner to place the insurer under regulatory control. Eight of our eleven states have adopted RBC as the measure of required surplus. At September 30, 2010, our RBC ratio in each of these states exceeded the requirement thresholds at which regulatory action would be initiated. Although not all states had adopted these rules at September 30, 2010, at that date, each of our active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our Condensed Consolidated Balance Sheets include a number of assets whose fair values are subject to market risk. Due to our significant investment in fixed-income investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. The financial markets have experienced periods of volatility and disruption, which have impacted liquidity and valuations of many financial instruments. While we do not believe we have experienced material adverse changes in the value of our cash, cash equivalents and investments, disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our results of operations, liquidity, financial position or cash flows.

As of September 30, 2010, substantially all of our investments were in high quality securities that have historically exhibited good liquidity which include commercial paper, certificates of deposit, corporate bonds, debt securities of government sponsored entities, Federally insured corporate bonds, U.S. Treasury securities, money market funds and municipal bonds.

The fair value of the fixed-income investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed-income investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time-to-time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of September 30, 2010, an increase of 1.0% in interest rates on securities with maturities greater than one year would reduce the fair value of those securities by approximately $15.2 million. Conversely, a reduction of 1.0% in interest rates on securities with maturities greater than one year would increase their fair value by approximately $10.3 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1.0% change in interest rates.

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

(b) Changes in Internal Controls over Financial Reporting.  During the third quarter of 2010, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10 to the Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the three months ended September 30, 2010:

				Approximate Dollar
				Value of Shares
			Total Number of	(or Units)
		Average	Shares (or Units)	that May Yet Be
	Total Number of	Price Paid	Purchased as Part of	Purchased Under
	Shares (or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs(1)	Programs(2)

July 1 — July 31, 2010	119,942	$32.41	119,942	$115,284,108
August 1 — August 31, 2010	1,694,624	37.67	1,694,624	51,454,973
September 1 — September 30, 2010	71,410	38.41	71,410	248,711,837

Total	1,885,976	$37.36	1,885,976	$248,711,837

(1)	Shares purchased during the third quarter of 2010 were purchased as part of the Company’s existing authorized share repurchase program. On August 18, 2010, the Company entered into a trading plan in accordance with Rule 10b5-1 of the Exchange Act, to facilitate repurchases of its common stock pursuant to its share repurchase program (the “Rule 10b5-1 plan”). The Rule 10b5-1 plan effectively terminated the previous Rule 10b5-1 plan and became effective on November 2, 2010 and expires on July 31, 2012, unless terminated earlier in accordance with its terms.

(2)	On September 15, 2010, the Board of Directors authorized a $200.0 million increase to the ongoing share repurchase program, bringing the total authorization to $400.0 million. The $400.0 million authorization allows the Company to repurchase shares of its common stock from and after August 5, 2009. No duration has been placed on the repurchase program and the Company reserves the right to discontinue the repurchase program at any time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: November 3, 2010

AMERIGROUP Corporation

By:	/s/ James W. Truess
James W. Truess
Chief Financial Officer and
Executive Vice President

Date: November 3, 2010

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

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831)).

3.2		Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).

4.1		Form of share certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-1 (No. 333-347410)).

4.2		Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).

4.3		Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).

*10	.1	Amendment effective September 1, 2010, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP and CHIP Perinatal programs effectively extending the contract through August 31, 2013, filed herewith.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 3, 2010.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 3, 2010.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 3, 2010.

**101	.INS	XBRL Instance Document.

**101	.SCH	XBRL Taxonomy Extension Schema Document.

**101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.