Form 10-K
period 2010-12-31
AMERIGROUP CORP
filed 2011-02-23
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,590,589,026.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2011

Common Stock, $.01 par value	49,498,758

Documents Incorporated by Reference

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2011 (Proxy Statement)	Part III

Forward-looking Statements

This Annual Report on Form 10-K, and other information we provide from time-to-time, contains certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, membership, results of operations or cash flows, our growth strategy, our competition, our ability to refinance our debt obligations, our ability to finance growth opportunities, our ability to respond to changes in government regulations and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans” and other similar expressions are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	our inability to manage medical costs;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	local, state and national economic conditions, including their effect on the premium rate increase process and timing of payments;

•	the effect of laws and regulations governing the health care industry, including the Patient Protection and Affordable Care Act and the Health Care and Educational Reconciliation Act of 2010 and any regulations enacted thereunder;

•	changes in Medicaid and Medicare payment levels and methodologies;

•	increased use of services, increased cost of individual services, pandemics, epidemics, the introduction of new or costly treatments and technology, new mandated benefits, insured population characteristics and seasonal changes in the level of health care use;

•	our ability to maintain and increase membership levels;

•	our ability to enter into new markets or remain in our existing markets;

•	changes in market interest rates or any disruptions in the credit markets;

•	our ability to maintain compliance with all minimum capital requirements;

•	liabilities and other claims asserted against us;

•	demographic changes;

•	the competitive environment in which we operate;

•	the availability and terms of capital to fund acquisitions, capital improvements and maintain capitalization levels required by regulatory agencies;

•	our ability to attract and retain qualified personnel;

•	the unfavorable resolution of new or pending litigation; and

•	catastrophes, including acts of terrorism or severe weather.

Investors should also refer to Item 1A. entitled “Risk Factors” for a discussion of the factors identified above and other risk factors in connection with considering any forward-looking statements. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

PART I.

Item 1.	Business

Overview

We are a multi-state managed health care company focused on serving people who receive health care benefits through publicly funded health care programs, including Medicaid, Children’s Health Insurance Program (“CHIP”), Medicaid expansion programs and Medicare Advantage. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and the government agencies with whom we contract because of our focus solely on recipients of publicly funded health care, medical management programs and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to health care benefits pursuant to agreements with applicable state and Federal government agencies. We combine medical, social and behavioral health services to help our members obtain quality health care in an efficient manner. Our success in establishing and maintaining strong relationships with government agencies, health care providers and our members has enabled us to retain existing contracts, obtain new contracts and establish and maintain a leading market position in many of the markets we serve. We continue to believe that managed health care remains the only proven mechanism that improves health outcomes for our members while helping our government customers manage the fiscal viability of their health care programs. We are dedicated to offering real solutions that improve health care access and quality for our members, while proactively working to reduce the overall cost of care to taxpayers.

We were incorporated in Delaware on December 9, 1994 as AMERICAID Community Care. Since 1994, we have expanded through negotiating contracts with various state governments, entering new markets, developing new products and through the acquisition of health plans. As of December 31, 2010, we provided an array of products to approximately 1,931,000 members in Texas, Georgia, Florida, Tennessee, Maryland, New Jersey, New York, Nevada, Ohio, Virginia and New Mexico.

Background

Publicly Funded Health Care in the United States Today

Based on U.S. Census Bureau data and estimates from the Centers for Medicare & Medicaid Services (“CMS”) Office of the Actuary, it is estimated that in 2010 the United States had a population of approximately 309 million and approximately $2.6 trillion was spent on health care. According to CMS, of the total population, approximately 118 million people were covered by publicly funded health care programs. Included in this population were approximately 63 million people covered by the joint state and Federally funded Medicaid program; approximately 47 million people covered by the Federally funded Medicare program; and approximately 8 million people covered by the joint state and Federally funded CHIP program. In 2010, projected Medicare spending was $534 billion and estimated Medicaid and CHIP spending was $427 billion. Two-thirds of Medicaid funding in 2010 came from the Federal government, with the remainder coming from state governments. Approximately 51 million Americans were uninsured in 2009, as of the most recent census data.

According to CMS, prior to the passage of the Patient Protection and Affordable Care Act and the Health Care and Educational Reconciliation Act of 2010 (collectively “the Acts”), by 2014 Medicaid and CHIP spending was projected to be approximately $634 billion at its current rate of growth, with an expectation that spending under the current program would approach $896 billion by 2019. With passage of the Medicaid expansion provisions under the Acts, it is projected that Medicaid expenditures will increase an additional $455 billion through 2019. Approximately 95% of these additional costs will be paid for by the Federal government. Medicaid continues to be one of the fastest-growing and largest components of states’ budgets. Medicaid spending currently represents approximately 22%, on average, of a state’s budget and is growing at an average rate of 8% per year. Medicaid spending has generally surpassed other important state budget items, including education, transportation and criminal justice. Almost every state has balanced budget requirements, which means expenditures cannot exceed revenues. Macroeconomic conditions in recent years have, and are expected to continue to, put pressure on state budgets as the Medicaid eligible population increases creating more need and competing for funding with other state needs. As Medicaid consumes more and more of the states’ limited dollars, states must either increase their tax revenues or reduce their total costs. States are limited in their ability to increase their tax revenues pointing to cost reduction as the more attainable option. To reduce costs, states can either reduce funds allotted for Medicaid or spend less on other programs, such as education or transportation. As the need for these programs has not abated, state governments must find ways to control rising Medicaid costs. We believe that the most effective way to control rising Medicaid costs is through managed care.

Changing Dynamics in Medicaid

Under traditional Medicaid programs, payments were made directly to providers after delivery of care. Under this approach, recipients received care from disparate sources, as opposed to being cared for in a systematic way. As a result, care for routine needs was often accessed through emergency rooms or not at all.

The delivery of episodic health care under the traditional Medicaid program limited the ability of states to provide quality care, implement preventive measures and control health care costs. In response to rising health care costs and in an effort to ensure quality health care, the Federal government has expanded the ability of state Medicaid agencies to explore, and, in some cases, mandate the use of managed care for Medicaid beneficiaries. If Medicaid managed care is not mandatory, individuals entitled to Medicaid may choose either the traditional Medicaid program or a managed care plan, if available. According to information published by CMS, managed care enrollment among Medicaid beneficiaries in 2009 increased to 73% of all enrollees. All the markets in which we currently operate have some form of state-mandated Medicaid managed care programs in place.

We continue to believe that there are three current trends in Medicaid. First, certain states have major initiatives underway in our core business areas — soliciting bids from managed care companies to cover the Temporary Assistance for Needy Families (“TANF”) and aged, blind and disabled (“ABD”) populations currently in managed care, expansion of coverage under managed care, and moving existing populations into managed care for the first time.

Second, many states are moving to bring the ABD population into managed care. This population represents approximately 25% of all Medicaid beneficiaries and approximately two-thirds of all costs. While approximately 40 states have moved to bring some portion of the ABD population into managed care, a number of those states still permit enrollment to be voluntary and the remaining states still provide care to this population through the fee-for-service program. The remaining fee-for-service population represents additional potential for continued managed care growth as states explore how best to provide health benefits to this population in the most cost effective manner.

Third, the Acts, signed into law in March 2010, endeavor to provide coverage to those who are currently uninsured. The Acts provide comprehensive changes to the U.S. health care system, which will be phased in at various stages over the next several years. Among other things, the Acts are intended to provide health insurance to approximately 32 million uninsured individuals of whom approximately 20 million are expected to obtain health insurance through the expansion of the Medicaid program beginning in 2014, assuming the Acts take effect as originally enacted. Funding for the expanded coverage will initially come largely from the Federal government. As the state and Federal governments continue to explore solutions for this population, the opportunity for growth under managed care may be significant.

The Acts did not have a material effect on our results of operations, liquidity or cash flows in 2010; however, we are currently evaluating the provisions of the Acts and believe that the Acts may provide us with significant opportunities for membership growth in our existing markets and, potentially, in new markets in the future. There can be no assurance that we will realize this growth, or that this growth will be profitable.

There are numerous steps required to implement the Acts, including promulgating a substantial number of new and potentially more onerous regulations that may affect our business. Further, there is resistance to expansion at the state level, largely due to budgetary pressure. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the Federal or state level or the effect that any future legislation or regulation will have on our business or our growth opportunities. There have been a number of cases in various Federal district courts challenging the constitutionality of the Acts. Plaintiffs in the cases, which include a majority of the states, have challenged, among other things, the constitutionality of requiring individuals to purchase health insurance, otherwise known as the individual mandate, as well as the constitutionality of requiring a state to expand its Medicaid programs. To date, no Federal district court has ruled that requiring a state to expand its Medicaid programs is unconstitutional. However, two federal district courts have ruled that the individual mandate is unconstitutional. These cases are expected to be appealed to the Federal appellate courts and it is expected that the constitutionality of the Acts will ultimately be decided by the U.S. Supreme Court. The particular case and the willingness or timing of the U.S. Supreme Court’s decision to hear such case is unknown at this time, as is the ultimate outcome of the challenges to the Acts. As a result of these legal challenges, we cannot be certain that the Acts will be implemented as enacted, or whether the Acts will be substantially modified or ultimately held to be unconstitutional. We cannot predict the outcome of these court decisions or the impact the decisions could have on the opportunities and potential growth presented by the Acts.

The Acts also include the imposition of a significant new non-deductible Federal premium-based assessment and other assessments on health insurers. If this Federal premium-based assessment is imposed as enacted, and if the cost of the Federal premium-based assessment is not included in the calculation of our premium rates, or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and liquidity may be materially adversely affected.

Medicaid Program

Medicaid was established by the 1965 amendments to the Social Security Act of 1935. The amendments, known collectively as the Social Security Act of 1965, created a joint Federal-state program. Medicaid policies for eligibility, services, rates and payment are complex and vary considerably among states, and the state policies may change from time-to-time.

States are also permitted by the Federal government to seek waivers from certain requirements of the Social Security Act of 1965. Partly due to advances in the commercial health care field, states have been increasingly interested in experimenting with pilot projects and statewide initiatives to control costs and expand coverage and have done so under waivers authorized by the Social Security Act of 1965 and with the approval of the Federal government. The waivers most relevant to us are the Section 1915(b) freedom of choice waivers that enable:

•	mandating Medicaid enrollment into managed care,

•	utilizing a central broker for enrollment into plans,

•	using cost savings to provide additional services, and

•	limiting the number of providers for additional services.

Section 1915(b) waivers are approved generally for two-year periods and can be renewed on an ongoing basis if the state applies. These waivers cannot negatively impact beneficiary access or quality of care and must be cost-effective. Managed care initiatives may be state-wide and required for all classes of Medicaid eligible recipients, or may be limited to service areas and classes of recipients. All markets in which we operate have some form of state-mandated Medicaid managed care programs in place. However, under the waivers pursuant to which the mandatory programs have been implemented, there must be at least two managed care plans from which Medicaid eligible recipients may choose. If a second managed care-plan is not available, eligible recipients may choose to remain in the traditional fee-for-service program.

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

Medicaid, CHIP and FamilyCare Eligibles

Medicaid makes Federal matching funds available to all states for the delivery of health care benefits to eligible individuals, principally those with incomes below specified levels who meet other state-specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad Federal guidelines.

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

SSI is a Federal income supplement program that provides assistance to ABD individuals who have little or no income. However, states can broaden eligibility criteria. Assuming the Acts take effect as originally enacted, beginning January 1, 2014, states will be required to use modified adjusted gross income to determine eligibility for the elderly. Asset tests will no longer be used, except for individuals using long-term services and supports. For ease of reference, throughout this Form 10-K, we refer to those members who are aged, blind or disabled as ABD, as a number of states use ABD or SSI interchangeably.

CHIP, created by Federal legislation in 1997 and previously referred to as SCHIP, is a state and Federally funded program that provides health care coverage to children not otherwise covered by Medicaid or other insurance programs. CHIP enables a segment of the large uninsured population in the U.S. to receive health care benefits. States have the option of administering CHIP as a Medicaid expansion program, or administratively through their Medicaid programs, or as a freestanding program. Current enrollment in this non-entitlement program is approximately eight million children nationwide. The President signed a bill on February 4, 2009 to reauthorize and expand the CHIP program. The expanded program is expected to cover up to eleven million children by 2013, about 4 million of whom would have been otherwise uninsured, and provide an additional $32.8 billion in funding over a four and a half year period ending in 2013. The increase is paid for by a nearly $0.62 increase in the tax levied on cigarettes and allows states to expand coverage up to 300% of the Federal poverty level (“FPL”) and grandfathers those states that are currently above 300% of the FPL. For states that want to expand their CHIP programs above 300% of the FPL, those states will be reimbursed at the Medicaid rate for children for amounts exceeding 300% of the FPL. The bill also allows the states an option for legal immigrant children to be covered under CHIP. The prior law required legal immigrant children to be in the country for at least five years before becoming eligible for Federal programs. CHIP will continue to be funded at an enhanced match, with the minimum Federal amount being 65%.

FamilyCare encompasses a variety of Medicaid expansion programs that have been developed in several states. For example, New Jersey’s FamilyCare program is a voluntary state and Federally funded Medicaid expansion health insurance program created to help low income uninsured families, single adults and couples without dependent children obtain affordable health care coverage.

Medicare Advantage

The Social Security Act of 1965 also created the Medicare program which provides health care coverage primarily to individuals age 65 or older as well as to individuals with certain disabilities. Unlike the Federal-state partnership of Medicaid, Medicare is solely a Federal program. Medicare relies primarily on a fee-for-service delivery system in which beneficiaries receive services from any provider who accepts Medicare.

The Tax Equity and Fiscal Responsibility Act legislation of 1988 permitted the Medicare program to begin contracting with private health plans as an alternative means of delivering and managing Medicare benefits. Referred to as “Medicare risk plans”, these coordinated care plans provided benefits at least comparable to those offered under the traditional fee-for-service Medicare program in exchange for a fixed monthly premium payment per enrollee from the Medicare program.

The Medicare Modernization Act of 2003 instituted the Medicare prescription drug benefit and expanded managed care for Medicare beneficiaries by renaming the program “Medicare Advantage” and allowing the establishment of new kinds of Medicare plans to provide coordinated care options for Medicare beneficiaries. Some Medicare Advantage plans focus on Medicare beneficiaries with special needs. There are three types of special needs plans focusing on: beneficiaries who are institutionalized in long-term care facilities; dual eligibles (those who are eligible for both Medicare and Medicaid benefits); or individuals with chronic conditions.

We began serving dual eligible beneficiaries in our Texas markets in 2006 with a dual eligibles special needs plan and have since expanded to six other markets, offering Medicare plans for both dual eligibles and traditional Medicare beneficiaries. We believe that the coordination of care offered by managing both the Medicare and Medicaid benefits brings better integration of services for members and significant cost savings with increased accountability for patient care.

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

As part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), enacted on February 12, 2009, states received approximately $87 billion in assistance for their Medicaid programs through a temporary increase in the FMAP match rate. Through Public Law No: 111-226 enacted on August 10, 2010, states received an additional $16.1 billion in a phased-down FMAP match rate. The funding became effective retroactively to October 1, 2008 and continues through June 30, 2011. In order to receive this additional FMAP increase, states may not reduce Medicaid eligibility levels below the eligibility levels that were in place on July 1, 2008. Furthermore, states cannot put into place procedures that make it more difficult to enroll than the procedures that were in place on July 1, 2008.

Under the ARRA, every state received a minimum FMAP increase of 6.2%. Under Public Law No: 111-226, the temporary increase in the FMAP match rate has been extended whereby the FMAP increase for each state will be reduced to 3.2% in the second quarter of Federal fiscal year 2011 and 1.2% in the third quarter of fiscal year 2011. The balance of funding is based on unemployment rates in the states. For states that have experienced an unemployment increase of 1.5% to 2.5%, the FMAP increase is 5.5% above the base state rate. For states that have experienced an unemployment increase greater than 2.5% up to 3.5%, the FMAP increase is 8.5% above the base state rate. For states that have experienced an unemployment increase greater than 3.5%, the FMAP increase is 11.5% above the base state rate.

Further, under the ARRA, if a state’s unemployment rate increases during the period in which the FMAP increase is in place, a state’s FMAP could potentially increase. All eleven states in which we offer health care services received adjustments in their FMAP rate in 2009 and 2010. If a state’s unemployment rate decreased during this period however, the FMAP increase was not reduced prior to January 1, 2011. Additionally, states will be held harmless from any decrease in FMAP rates previously scheduled to take effect. After June 30, 2011, FMAP funding will revert to previous levels. Depending on the financial position of the states in which we do business at that time, this reduction could place additional pressure on already stressed state budgets.

During fiscal year 2010, the Federal government is estimated to have spent approximately $243 billion on Medicaid and CHIP with a corresponding state spending of approximately $184 billion. Key factors driving Medicaid spending include:

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

Medicare Funding

The Medicare program is administered by CMS and represents approximately 15% of the annual budget of the Federal government. Rising health care costs and increasing Medicare eligible populations require continual examination of available funding which may cause changes in eligibility requirements and covered benefits.

Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members. One of the primary directives of CMS in establishing the Medicare Advantage program was to make it more attractive to managed care plans to enroll members with higher intensity illnesses. To accomplish this, CMS implemented a risk adjusted payment system for Medicare health plans in 1997 pursuant to the Balanced Budget Act of 1997. This payment system was further modified pursuant to the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000. To implement the risk adjusted payment system, CMS requires that all managed care companies capture, collect and report the diagnosis code information associated with health care services received by beneficiaries to CMS on a regular basis. As of 2007, CMS had fully phased in this risk adjusted payment methodology with a model that bases the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age and eligibility status.

Regulation

Our health care operations are regulated by numerous local, state and Federal laws and regulations. Government regulation of the provision of health care products and services varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce these rules. Changes in applicable state and Federal laws and corresponding rules may also occur periodically.

State Insurance Holding Company Regulations

Our health plan subsidiaries are generally licensed to operate as Health Maintenance Organizations (“HMOs”), except our Ohio subsidiary which is licensed as a health insuring corporation (“HIC”), and our New York subsidiary which is licensed as a Prepaid Health Services Plan (“PHSP”). Our health plan subsidiaries are regulated by the applicable state health, insurance and/or human services departments that oversee the activities of HMOs, HICs and PHSPs that provide or arrange for the provision of services to health care beneficiaries.

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

In addition to regulation as an insurance holding company system, our business operations must comply with the other state laws and regulations that apply to HMOs, HICs and PHSPs, respectively, in the states in which we operate, and with laws, regulations and contractual provisions governing the respective state or Federal managed care programs, which are discussed below.

Contractual and Regulatory Compliance

Medicaid

In all the states in which we operate, we must enter into a contract with the state’s Medicaid agency in order to offer managed care benefits to Medicaid eligible recipients. States generally use either a formal proposal process, reviewing many bidders, or award individual contracts to qualified applicants that apply for entry to the program. Currently Texas, Georgia, Tennessee, Nevada, Ohio and New Mexico all use competitive bidding processes, and other states in which we operate, or may operate, have done so in the past and may do so in the future.

The contractual relationship with the state is generally for a period of one- to two-years and renewable on an annual or biannual basis. The contracts with the states and regulatory provisions applicable to us generally set forth in great detail the requirements for operating in the Medicaid sector including provisions relating to: eligibility; enrollment and disenrollment processes; covered services; eligible providers; subcontractors; record-keeping and record retention; periodic financial and informational reporting; quality assurance; marketing; financial standards; timeliness of claims payments; health education, wellness and prevention programs; safeguarding of member information; fraud and abuse detection and reporting; grievance procedures; and organization and administrative systems.

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

Medicare

Our health plans in Florida, Maryland, New Jersey, New Mexico, New York, Tennessee, and Texas operate Medicare Advantage plans for which they contract with CMS on a calendar year basis. These contracts renew annually, and most recently were renewed for the 2011 plan year.

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

Fraud and Abuse Laws

Our operations are subject to various state and Federal health care laws commonly referred to as “fraud and abuse” laws. Investigating and prosecuting health care fraud and abuse has become a top priority for state and Federal law enforcement entities. The funding of such law enforcement efforts has increased in the past few years and these increases are expected to continue. The focus of these efforts has been directed at providers in government funded health care programs such as Medicaid and Medicare. These regulations, and contractual requirements applicable to participants in these programs, are complex and changing.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of fraud and abuse laws applicable to health care companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA establishes new enforcement mechanisms to combat fraud and abuse, including a whistleblower program. Further, HIPAA imposes civil and criminal penalties for failure to comply with the privacy and security standards set forth in the regulation. The Patient Protection and Affordable Care Act created additional tools for fraud prevention, including increased oversight of providers and suppliers participating or enrolling in Medicare, Medicaid and CHIP. Those enhancements included mandatory licensure for all providers and site visits, fingerprinting and criminal background checks for higher risk providers. On September 23, 2010, CMS issued proposed regulations designed to implement these requirements. It is not clear at this time the degree to which managed care providers would have to comply with these new requirements, many of which resemble procedures that we already have in place.

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

Violations of certain fraud and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, other Federal health care programs and Federally funded state health programs. These laws include the Federal False Claims Act which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the Federal government. Many states have false claim act statutes that closely resemble the Federal False Claims Act. If an entity is determined to have violated the Federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties up to fifty thousand dollars for each separate false claim. Suits filed under the Federal False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines or be excluded from the Medicaid, Medicare or other state or Federal health care programs as a result of an investigation arising out of such action. In addition, the Deficit Reduction Action of 2005 (“DRA”) encourages states to enact state-versions of the Federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators.

We are currently unaware of any pending or filed but unsealed qui tam actions against us.

In recent years, we enhanced the regulatory compliance efforts of our operations. However, with the highly technical regulatory environment and ongoing vigorous law enforcement, our compliance efforts in this area will continue to require substantial resources.

Our Approach

Unlike many managed care organizations that attempt to serve multiple populations, we currently focus on serving people who receive health care benefits through publicly funded programs. We primarily serve Medicaid populations, and the Medicare population through our Medicare Advantage product. Our success in establishing and maintaining strong relationships with governments, providers and members has enabled us to obtain new contracts and to establish a strong market position in the markets we serve. We have been able to accomplish this by operating programs that address the various needs of these constituent groups.

Government Agencies

We have been successful in bidding for contracts and implementing new products, primarily due to our ability to facilitate access to quality health care services as well as manage and reduce costs. Our education and outreach programs, our disease and medical management programs and our information systems benefit the individuals and communities we serve while providing the government with predictable costs. Our education and outreach programs are designed to decrease the use of emergency care services as the primary venue for access to health care through the provision of certain programs such as member health education seminars and system-wide, 24-hour on-call nurses. Our information systems are designed to measure and track our performance, enabling us to demonstrate the effectiveness of our programs to government agencies. While we highlight these programs and services in applying for new contracts or seeking to add new products, we believe that our ability to obtain additional contracts and expand our service areas within a state results primarily from our ability to facilitate access to quality care, while managing and reducing costs, and our customer-focused approach to working with government agencies. We believe we will also benefit from this experience when bidding for and acquiring contracts in new state markets and in future Medicare Advantage applications.

Providers

Our health care providers include hospitals, physicians and ancillary providers that provide covered medical and health care related services to our members. In each of the communities in which we operate, we have established extensive provider networks and have been successful in continuing to establish new provider relationships. We have accomplished this by working closely with physicians to help them operate efficiently, and by providing physician and patient educational programs, disease and medical management programs and other relevant information. In addition, as our membership increases within each market, we provide our physicians with a growing base of potential patients in the markets they serve. This network of providers and relationships assists us in implementing preventive care methods, managing costs and improving access to health care for members. We believe that our experience working and contracting with Medicaid and Medicare providers will give us a competitive advantage in entering new markets. While we only directly market to or through our providers to the extent expressly permitted by applicable law, they are important in helping us attract new members and retain existing members.

Nationally, approximately 66% of Medicaid spending is directed toward hospital, physician and other acute care services, and the remaining 34% is for nursing home and other long-term care. Inpatient and emergency room utilization can be higher within the unmanaged Medicaid eligible population than among the general population because of the inability to access a primary care physician (“PCP”), leading to the postponement of treatment until acute care is required. Through our health plans, we aim to improve access to PCPs and encourage preventive care and early diagnosis and treatments, reducing inpatient and emergency room usage and thereby decreasing the total cost of care.

Members

In both enrolling new members and retaining existing members, we focus on understanding the unique needs of the Medicaid, CHIP, Medicaid expansion and Medicare Advantage populations. We have developed a system that provides our members with appropriate access to care. We supplement this care with community-based education and outreach programs designed to improve the well-being of our members. These programs not only help our members control and manage their medical care, but also decrease the incidence of emergency room care, which can be traumatic, or at a minimum, disruptive for the individual and expensive and inefficient for the health care system. We also help our members access prenatal care which improves outcomes for our members and is less costly than the potential consequences associated with inadequate prenatal care. As our presence in a market matures, these programs and other value-added services help us build and maintain membership levels.

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

We believe community focus and understanding are important to attracting and retaining members. To assist in establishing our community presence in a new market, we seek to establish relationships with prestigious medical centers, children’s hospitals, Federally qualified health centers, community-based organizations and advocacy groups to offer our products and programs.

Competition

Our principal competition consists of the following:

•	Traditional Fee-for-Service Programs — Original unmanaged provider payment system whereby state governments pay providers directly for services provided to Medicaid and Medicare eligible beneficiaries.

•	Primary Care Case Management Programs — Programs established by the states through contracts with physicians to provide primary care services to Medicaid recipients, as well as provide oversight over other services.

•	Administrative Services Only Health Plans — Health plans that contract with the states to provide administrative services only (“ASO”) for the traditional fee-for-service Medicaid program.

•	Multi-line Commercial Health Plans — National and regional commercial managed care organizations that have Medicaid and Medicare members in addition to members in private commercial plans.

•	Medicaid Health Plans — Managed care organizations that focus solely on serving people who receive health care benefits through Medicaid.

•	Medicare Health Plans — Managed care organizations that focus solely on serving people who receive health care benefits through Medicare. These plans also may include Medicare Part D prescription coverage.

•	Medicare Prescription Drug Plans — These plans offer Medicare beneficiaries Part D prescription drug coverage only, while members of these plans receive their medical benefits from Medicare Fee-For-Service.

We will continue to face varying levels of competition as we expand in our existing service areas and enter new markets. Changes in the business climate, including changes driven by the Acts, may cause a number of commercial managed care organizations already in our service areas to decide to enter or exit the publicly funded health care market. Some of these managed care organizations have substantially larger enrollments, greater financial and other resources and offer a broader scope of products than we do.

We compete with other managed care organizations to obtain state contracts, as well as to attract new members and retain existing members. States generally use either a formal procurement process reviewing many bidders or award individual contracts to qualified applicants that apply for entry to the program. In order to be awarded a state contract, state governments consider many factors, which include providing quality care, satisfying financial requirements, demonstrating an ability to deliver services, and establishing networks and infrastructure. People who wish to enroll in a managed health care plan or to change health care plans typically choose a plan based on the services offered, ease of access to services, a specific provider being part of the network and the availability of supplemental benefits.

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

Products

We offer a range of health care products through publicly funded programs within a care model that integrates physical and behavioral health. These products are also community-based and seek to address the social and economic issues faced by the populations we serve. The average premiums for our products vary significantly due to differences in the benefits offered and underlying medical conditions of the populations covered.

The following table sets forth the approximate number of our members who receive benefits under our products as of December 31, 2010, 2009 and 2008. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

	December 31,
Product	2010	2009	2008

TANF (Medicaid)(1)	1,373,000	1,255,000	1,095,000
CHIP(1)	271,000	259,000	253,000
ABD (Medicaid)(2)	197,000	196,000	182,000
FamilyCare (Medicaid)	71,000	63,000	40,000
Medicare Advantage	19,000	15,000	9,000

Total	1,931,000	1,788,000	1,579,000

(1)	Reflects a reclassification in 2008 from CHIP to TANF to coincide with state classifications and current year presentation.

(2)	Membership includes approximately 14,000 and 13,000 members each in 2010 and 2009 under an ASO contract in Texas. There were no ASO contracts in effect as of December 31, 2008.

Medical and Quality Management Programs

We provide specific disease and medical management programs designed to meet the special health care needs of our members with chronic illnesses and medical conditions, to manage excessive costs, and to improve the overall health of our members. We integrate our members’ behavioral health care with their physical health care utilizing our integrated medical management model. Members are systematically contacted and screened utilizing standardized processes. Members are stratified based on their physical, behavioral, and social needs and grouped for care management. We offer a continuum of care management including disease management, pharmacy integration, centralized telephonic case management, case management at the health plans, and field-based case management for some of our higher-risk members. These programs focus on preventing acute occurrences associated with chronic conditions by identifying at-risk members, monitoring their conditions and proactively managing their care. These disease management programs also facilitate members in the self-management of chronic disease and include asthma, chronic obstructive pulmonary disease, coronary artery disease, congestive heart failure, diabetes, depression, schizophrenia and HIV/AIDS. These disease management programs attained National Committee for Quality Assurance (“NCQA”) reaccreditation in 2009, which is effective through 2011.

Our Maternal-Child Services program provides health promotion, advocacy and care management for pregnant women and their newborns. Our Taking Care of Baby and Me® case management service has a major focus on the earliest identification of pregnant women, screening for risk factors, mentoring and advocating for evidenced-based clinical practices. We work with our members and providers to improve the outcomes of pregnancy through the promotion of reproductive health, access to prenatal care, access to quality care for a healthy pregnancy and delivery as well as the post-partum period and newborn care. Case managers assist members with access to transportation, prenatal vitamins, smoking cessation, breastfeeding support, the 24-hour nurse call line as well as referral to community-based home visitor programs. Essential to the success of the program is the predictive risk screening tool and survey process where members are stratified by risk grouping and begin engagement in the program.

We provide comprehensive assessment and service coordination for our long-term services and supports members. In compliance with state requirements, licensed or qualified non-licensed staff conduct service coordination for our members who receive home and community-based or institution-based services for long-term care. Comprehensive assessments are designed to assess members in multiple domains essential to the coordination of services. These domains may include physical, psychiatric, behavioral, cognitive, environmental, caregivers, functional, social, safety, and health maintenance. Based on the results of the comprehensive assessment, members participate in the development of an individualized service plan that is designed to meet goals established by the member, the service coordinator and appropriate providers. After implementation of an initial service plan, the service coordinator will perform periodic reassessments to ensure that services are being provided as planned and that service plan goals are being met. Reassessments are performed as required by state contracts and as clinically indicated. Based on the results of reassessments, service plans may be revised to meet additional new or unmet goals. In all cases, service plans are developed to promote safety and independence in the most cost efficient manner appropriate to the situation. Services are provided that are determined to meet state and contractual requirements for necessity and/or reasonableness.

We have a comprehensive quality management plan designed to improve access to cost-effective quality care. We have developed policies and procedures to ensure that the health care services arranged by our health plans meet the professional standards of care established by the industry and the medical community. These procedures include:

•	Analysis of health care utilization data — We analyze the health care utilization data of the PCPs in our network in order to identify PCPs who either over utilize or under utilize health care services. We do this by comparing their utilization patterns against benchmarks based upon the utilization data of their peers. If a PCP’s utilization rates vary significantly from the norm, either above or below, we meet with the provider to discuss and understand their utilization patterns, suggest opportunities for improvement and implement an ongoing monitoring program.

•	Medical care satisfaction studies — We evaluate the quality and appropriateness of care provided to our health plan members by reviewing health care utilization data and responses to member and physician questionnaires and grievances.

•	Clinical care oversight — Each of our health plans has a medical advisory committee comprised of physician representatives and chaired by the plan’s medical director. This committee approves clinical protocols and practice guidelines. Based on regular reviews, the medical directors who head these committees develop recommendations for improvements in the delivery of medical care.

•	Quality improvement plan — A quality improvement plan is implemented in each of our health plans and is governed by a quality management committee, which is either chaired or co-chaired by the medical director of the health plan. The quality management committee is comprised of senior management at our health plans, who review and evaluate the quality of our health care services and are responsible for the development of quality improvement plans spanning both clinical quality and customer service quality. These plans are developed from provider and membership feedback, satisfaction surveys and results of action plans. Our corporate quality improvement council oversees and meets regularly with our health plan quality management committees to help ensure that we have a coordinated, quality-focused approach relating to our members and providers.

Provider Network

We facilitate access to health care services for our members generally through mutually non-exclusive contracts with PCPs, specialists, hospitals and ancillary providers. Either prior to or concurrent with being awarded a new contract, we establish a provider network in the applicable service area. As of December 31, 2010, our provider networks included approximately 110,000 physicians, including PCPs, specialists and ancillary providers, and approximately 700 hospitals.

The PCP is a critical component in care delivery, the management of costs and the attraction and retention of members. PCPs include family and general practitioners, pediatricians, internal medicine physicians, and may include obstetricians and gynecologists. These physicians provide preventive and routine health care services and are responsible for making referrals to specialists, hospitals and other providers while also providing a health care access point or “Medical Home” for our members. Health care services provided directly by PCPs include the treatment of illnesses not requiring referrals, periodic physician examinations, routine immunizations, well-child care and other preventive health care services. Specialists with whom we contract provide a broad range of physician services. While referral for these specialist services is not generally required prior to care delivery, the PCP continues to be integral to the coordination of care. Our contracts with both the PCPs and specialists usually are for two-year periods and automatically renew for successive one-year periods subject to termination by either party with or without cause upon 90 to 120 days prior written notice, except in Ohio and Tennessee, where termination may occur upon 60 days notice.

Our contracts with hospitals are usually for one- to two-year periods and automatically renew for successive one-year periods. Generally, our hospital contracts may be terminated by either party with or without cause upon 90 to 120 days prior written notice except in Ohio and Tennessee, where termination may occur upon 60 days notice. Pursuant to their contracts, each hospital is paid for all medically necessary inpatient and outpatient services and all covered emergency and medical screening services provided to members. With the exception of emergency services, most inpatient hospital services require advance approval from our medical management department. We require hospitals in our network to participate in utilization review and quality assurance programs.

We have also contracted with other ancillary providers for physical therapy, mental health and chemical dependency care, home health care, nursing home care, home-based community services, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we have contracted with dental vendors that provide routine dental care, vision vendors that provide routine vision services, transportation vendors where non-emergency transportation is a covered benefit and with a national pharmacy benefit manager that provides a local pharmacy network in each of our markets where these services are covered benefits.

In order to ensure the quality of our medical care providers, we credential and re-credential our providers using standards that are supported by the NCQA and that meet individual state credentialing requirements. As part of the credentialing review, we ensure that each provider in our network is eligible to participate in publicly funded health care programs. We provide feedback and evaluations on quality and medical management to them in order to improve the quality of care provided, increase their support of our programs and enhance our ability to attract and retain providers. Additionally, we include incentive payments and risk-sharing arrangements to encourage quality care and cost containment when appropriate.

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

The following are the various provider payment methods in place as of December 31, 2010:

Fee-for-Service.  This is a reimbursement mechanism that pays providers based upon services performed. For the year ended December 31, 2010, approximately 97% of our expenses for direct health benefits were on a fee-for-service reimbursement basis, including fees paid to third-party vendors for ancillary services such as pharmacy, mental health, dental and vision benefits. The primary fee-for-service arrangements are on a maximum allowable fee schedule, per diem, case rates, percent of charges or any combination thereof. The following is a description of each of these mechanisms:

•	Maximum Allowable Fee Schedule — Providers are paid the lesser of billed charges or a specified fixed payment for a covered service. The maximum allowable fee schedule is developed using, among other indicators, the state fee-for-service Medicaid program fee schedule, Medicare fee schedules, medical costs trends and market conditions.

•	Per Diem and Case Rates — Hospital facility costs are typically reimbursed at negotiated per diem or case rates. Per diem rates are fixed daily rates whereas case rates vary by the diagnosis and level of care within the hospital setting. Lower rates are paid for lower intensity services, such as the delivery of a baby without complication, compared to higher rates for a neonatal intensive care unit stay for a baby born with severe developmental disabilities.

•	Percent of Charges — Providers are paid an agreed-upon percent of their standard charges for covered services.

We generally pay out-of-network providers based on a state-mandated out-of-network reimbursement methodology, or in states where no such rates are mandated, based on our Company’s standard out-of-network fee schedule. We do not rely on databases that attempt to calculate the “prevailing” or “usual customary and reasonable” charge for services rendered to our members.

Capitation.  Some of our PCPs and specialists are paid on a fixed-fee per member basis, also known as capitation. Our arrangements with ancillary providers for vision, dental, home health, laboratory and durable medical equipment may also be capitated.

Risk-sharing arrangements.  A small number of primary care arrangements also include a risk-sharing component, in which the provider takes on some financial risk for the care of the member. Under a risk-sharing arrangement, the parties conduct periodic reconciliations, generally quarterly, based on which the provider may receive a portion of the surplus, or pay a portion of the deficit, relating to the total cost of care of its assigned members. These risk-sharing arrangements include certain measures to ensure the financial solvency of the provider and to protect the member against reduced care for medically necessary services as well as to comply with state and/or Federal regulatory requirements.

Incentive arrangements.  A number of arrangements, mainly relating to primary care or coordinated care for members with chronic conditions, include an incentive component in which the provider may receive a financial incentive for achieving certain performance standards relating to quality of care and cost containment. Similar to risk-sharing arrangements, these incentive arrangements include measures to protect the member against reduced care for medically necessary services.

Outreach and Educational Programs

An important aspect of our comprehensive approach to health care delivery is our outreach and educational programs, which we administer system-wide for our providers and members. We also provide education through outreach and educational programs in churches and community centers. The programs we have developed are specifically designed to increase awareness of various diseases, conditions and methods of prevention in a manner that supports the providers, while meeting the unique needs of our members. For example, we conduct health promotion events in physicians’ offices. Direct provider outreach is supported by traditional methods such as direct mail, telemarketing, television, radio and cooperative advertising with participating medical groups.

We believe that we can also increase and retain membership through outreach and education initiatives. We have a dedicated staff that actively supports and educates prospective and existing members and community organizations. Through programs such as PowerZone, a program that addresses childhood obesity, and Taking Care of Baby and Me®, a prenatal program for pregnant mothers, we promote a healthy lifestyle, safety and good nutrition to our members. In several markets, we provide value-added benefits as a means to attract and retain members. These benefits may include such things as vouchers for over-the-counter medications or free memberships to the local Boys and Girls Clubs.

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

Information Technology Services

The ability to capture, process, and enable access to data and translate it into meaningful information is essential to our ability to operate across a multi-state service area in a cost-effective manner. We deployed an integrated system strategy for our financial, claims, care management, encounter management and sales/marketing systems to avoid the costs associated with supporting multiple versions of similar systems and improve productivity. This approach helps to assure the integrity of our data and that consistent sources of financial, claim, provider, member and clinical information are provided across all of our health plans. We utilize our integrated system for billing, claims and encounter processing, utilization management, marketing and sales tracking, financial and management accounting, medical cost trending, reporting, planning and analysis. This integrated system also supports our internal member and provider service functions and we provide access to this information through our provider and member portals to enable self-service capabilities for our constituents. Our system is scalable and we believe it will meet our software needs to support our long-term growth strategies. In 2010, we added a new integrated workstation for our call center operations that has significantly improved efficiency and call quality. In addition, we have security systems that meet best practices and also maintain a robust business continuity plan and disaster recovery site in the event of a disruptive event.

Our Health Plans

We currently have eleven active health plan subsidiaries offering health care services. All of our contracts, except those in Georgia, New Jersey and New York, contain provisions for termination by us without cause generally upon written notice with a 30 to 180 day notification period. Our state customers also have the right to terminate these contracts. The states’ termination rights vary from contract-to-contract and may include the right to terminate for convenience, upon the occurrence of an event of default, upon the occurrence of a significant change in circumstances or as a result of inadequate funding.

We serve members who receive health care benefits through our contracts with the regulatory entities in the jurisdictions in which we operate. For the year ended December 31, 2010, our Texas contract represented approximately 23% of our premium revenues and our Tennessee, Georgia and Maryland contracts represented approximately 15%, 12% and 11% of our premium revenues, respectively. The following table sets forth the approximate number of members we served in each state as of December 31, 2010, 2009 and 2008.

Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states in which we operate Medicare Advantage plans.

	December 31,
Market	2010	2009	2008

Texas(1)	559,000	505,000	455,000
Georgia	266,000	249,000	206,000
Florida	263,000	236,000	237,000
Tennessee	203,000	195,000	187,000
Maryland	202,000	194,000	169,000
New Jersey	134,000	118,000	105,000
New York	109,000	114,000	110,000
Nevada	79,000	62,000	—
Ohio	55,000	60,000	58,000
Virginia	40,000	35,000	25,000
New Mexico	21,000	20,000	11,000
South Carolina(2)	—	—	16,000

Total	1,931,000	1,788,000	1,579,000

(1)	Membership includes approximately 14,000 and 13,000 members under an ASO contract as of December 31, 2010 and 2009, respectively. There was no ASO contract in effect as of December 31, 2008.

(2)	The contract with South Carolina terminated March 1, 2009 concurrent with the sale of our rights under the contract.

As of December 31, 2010, each of our health plans provided managed care services through one or more of our products, as set forth below:

Medicare
Market	TANF	CHIP	ABD	FamilyCare	Advantage

Texas	✓	✓	✓		✓
Georgia	✓	✓
Florida	✓	✓	✓		✓
Tennessee	✓		✓		✓
Maryland	✓	✓	✓	✓	✓
New Jersey	✓	✓	✓	✓	✓
New York	✓	✓	✓	✓	✓
Nevada	✓	✓		✓
Ohio	✓
Virginia	✓	✓	✓
New Mexico			✓		✓

Texas

Our Texas subsidiary, AMERIGROUP Texas, Inc., is licensed as an HMO and became operational in September 1996. Our current service areas include the cities of Austin, Corpus Christi, Dallas, Fort Worth, Houston and San Antonio and the surrounding counties. Our joint TANF, CHIP and ABD contract renews annually at the State’s option and is effective through the contract year ending August 31, 2013. Effective January 1, 2006, AMERIGROUP Texas, Inc. began operations as a Medicare Advantage plan to offer Medicare benefits to dual eligibles that live in and around Houston, Texas. AMERIGROUP Texas, Inc. already served these members through the Texas Medicaid STAR+PLUS program and now offers these members Medicare Parts A & B benefits and the Part D drug benefit under this contract that renews annually. Effective January 1, 2008, AMERIGROUP Texas, Inc.

expanded its Medicare Advantage offerings to the Houston contiguous counties and San Antonio service areas. Each of these contracts renew annually and were most recently renewed effective for the 2011 plan year. Additionally, in June 2010, we received approval from CMS to add Tarrant County to our Medicare Advantage service areas and to expand our Medicare Advantage plans to cover traditional Medicare beneficiaries in addition to the existing special needs beneficiaries, effective January 1, 2011.

In May 2010, the Texas Health and Human Services Commission (“HHSC”) announced that our Texas health plan was selected through a competitive procurement to expand health care coverage to seniors and people with disabilities in the six-county service area surrounding Fort Worth, Texas. AMERIGROUP Texas, Inc. began serving approximately 27,000 STAR+PLUS members in that service area on February 1, 2011, a portion of which were previously our members under an ASO contract. We are one of two health plans awarded this expansion contract; however, we are currently serving all STAR+PLUS members in the Fort Worth market while the other health plan completes its readiness review. If and when that second plan becomes operational, the members will be provided an opportunity to choose between health plans.

HHSC is currently drafting a request for proposal (“RFP”) for the re-bid of its entire managed care program in the State of Texas. We expect the RFP to include the addition of new service areas and new product opportunities in existing service areas, resulting in a significant increase to the size and scope of the State’s managed care program. We anticipate that the release of the RFP and HHSC’s selection of vendors under the new contract will occur sometime in 2011 with details regarding implementation dates dependent on the timing of the award. If we are not awarded this contract through the re-bidding process, our results of operations, financial position or cash flows in future periods could be materially and adversely affected.

As of December 31, 2010, we had approximately 559,000 members in Texas. We believe that we have the largest Medicaid health plan membership of the three health plans in our Fort Worth market, the second largest Medicaid health plan membership of the three health plans in our Austin and Dallas markets, the second largest Medicaid health plan membership of the six health plans in our Houston market and the third largest Medicaid health plan membership of the three health plans in our Corpus Christi and San Antonio markets.

Georgia

Our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc., is licensed as an HMO and became operational in June 2006 in the Atlanta region, and in the North, East and Southeast regions in September 2006. Our TANF and CHIP contract with the State of Georgia expires June 30, 2011, with the State’s option to renew the contract for one additional one-year term. The State has notified us of its intent to renew our contract effective July 1, 2011 and to amend our existing contract to include an option to renew for two additional one-year terms.

As of December 31, 2010, we had approximately 266,000 members in Georgia. We believe we have the second largest Medicaid health plan membership of the three health plans in the regions of Georgia in which we operate.

Florida

Our Florida subsidiary, AMERIGROUP Florida, Inc., is licensed as an HMO and became operational in January 2003. The TANF contract expires August 31, 2012 and can be terminated by the health plan upon 120 days notice. Our Long-Term Care contract was renewed on September 1, 2010 and expires August 31, 2011. However, either party can terminate the contract upon 60 days notice. Currently, we are in good standing with the Department of Elder Affairs, the agency with regulatory oversight of the Long-Term Care program, and have no reason to believe that the contract will not be renewed. The reprocurement of our CHIP contract in 2010 expanded our approved service area to include Sarasota County as of January 1, 2011. The contract, executed in October 2010 extends through September 30, 2011 with the state agency’s option to extend the contract term for one additional one-year period. Additionally, effective January 1, 2008, AMERIGROUP Florida, Inc. began operating a Medicare Advantage plan for eligible beneficiaries in Florida under a contract that renews annually and was most recently renewed for the 2011 plan year.

As of December 31, 2010, we had approximately 263,000 members in Florida. Our current service areas include the metropolitan areas of Miami/Fort Lauderdale, Orlando and Tampa covering fourteen counties in

Florida. We believe that we have the largest Medicaid health plan membership of the eight health plans in our Tampa market, the second largest Medicaid health plan membership of the five health plans in our Orlando market and the third largest Medicaid health plan membership of the fourteen health plans in our Miami/Fort Lauderdale markets.

Tennessee

Our Tennessee subsidiary, AMERIGROUP Tennessee, Inc., is licensed as an HMO and became operational in April 2007. Our risk contract with the State of Tennessee expires June 30, 2011, with the State’s option to extend the contract on an annual basis through an executed contract amendment for a total term of no more than five years. We anticipate that the State will extend our contract effective July 1, 2011. On March 1, 2010, AMERIGROUP Tennessee, Inc. began offering long-term care services to existing members through the State’s TennCare CHOICES program. The program, created as a result of the Long Term Care Community Choices Act of 2008, is an expansion program offered through amendments to existing Medicaid managed care contracts and focuses on promoting independence, choice, dignity and quality of life for long-term care Medicaid managed care recipients by offering members the option to live in their own homes while receiving long-term care and other medical services. Effective January 1, 2008, AMERIGROUP Tennessee, Inc. began operating a Medicare Advantage plan for eligible beneficiaries in Tennessee under a contract that renews annually and was most recently renewed for the 2011 plan year. Additionally, in June 2010, we received approval from CMS to add Rutherford County to our Medicare Advantage service areas and to expand our Medicare Advantage plans to cover traditional Medicare beneficiaries in addition to the existing special needs beneficiaries, effective January 1, 2011. We can give no assurance that our entry into these expanded areas will be favorable to our results of operations, financial position or cash flows in future periods.

As of December 31, 2010, we had approximately 203,000 members in Tennessee. We are one of two health plans in our Tennessee market each of which covers approximately half of the members in the Middle Tennessee region in which we operate.

Maryland

Our Maryland subsidiary, AMERIGROUP Maryland, Inc., is licensed as an HMO in Maryland and became operational in June 1999. Our contract with the State of Maryland does not have a set term and can be terminated by the State without prior notice. We can terminate our contract with Maryland by providing the State 90 days prior written notice. Effective January 1, 2007, we began operations as a Medicare Advantage plan for eligible beneficiaries in Maryland, which we expanded as of January 1, 2008 under a contract that renews annually and was most recently renewed for the 2011 plan year. Effective May 1, 2009, we expanded our product line offering to include the Primary Adult Care Program, a basic health care service for low income adults.

Our current service areas include 22 of the 24 counties in Maryland. As of December 31, 2010, we had approximately 202,000 members in Maryland. We believe that we have the largest Medicaid health plan membership of the seven health plans in our Maryland service areas.

New Jersey

Our New Jersey subsidiary, AMERIGROUP New Jersey, Inc., is licensed as an HMO and became operational in February 1996. Our contract with the State of New Jersey expires June 30, 2011, with the State’s option to extend the contract on an annual basis through an executed contract amendment. We anticipate that the State will renew our contract effective July 1, 2011. Additionally, effective January 1, 2008, AMERIGROUP New Jersey, Inc. began operating a Medicare Advantage plan for eligible beneficiaries in New Jersey under a contract that renews annually and was most recently renewed for the 2011 plan year.

On March 1, 2010, AMERIGROUP New Jersey, Inc. completed the previously announced acquisition of the Medicaid contract rights and rights under certain provider agreements of University Health Plans, Inc. (“UHP”) for $13.4 million.

Our current service areas include 20 of the 21 counties in New Jersey. As of December 31, 2010, we had approximately 134,000 members in our New Jersey service areas. We believe that we have the third largest Medicaid health plan membership of the four health plans in our New Jersey service areas.

New York

Our New York subsidiary, AMERIGROUP New York, LLC, formerly known as CarePlus, LLC, is licensed as a PHSP in New York. We acquired this health plan on January 1, 2005. Our current service areas include New York City and Putnam County. The State TANF, ABD and Medicaid expansion contracts had an initial term of three years (through September 30, 2008) and the State Department of Health exercised its option to extend the contract through February 28, 2011. The City TANF contract with the City Department of Health has also been extended through February 28, 2011. Amendments to further extend the State TANF, ABD and Medicaid expansion contracts and City TANF contract are pending execution, with the current contracts continuing in effect until such time a fully executed amendment is received. Our CHIP contract with the State is a five-year contract for the period January 1, 2008 through December 31, 2012. Our contract with the Department of Health under the Managed Long-Term Care Demonstration project was renewed for a three-year term through December 31, 2009, with the Department exercising its option to extend the contract through December 31, 2010. An amendment to further extend the contract through December 31, 2011 is pending execution, with the current contract continuing in effect until such time a fully executed amendment is received.

In 2010, AMERIGROUP New York, LLC entered into two additional product contracts, each effective January 1, 2010, with the State and City of New York. The Medicaid Advantage Plus contract with the State covers dual eligibles and provides for Medicare cost sharing, limited Medicaid benefits and long-term care benefits to eligible members and is effective through December 31, 2011 with an option to renew for three additional one-year terms. The Medicaid Advantage contract with the City also covers dual eligibles and provides for Medicare cost sharing and limited Medicaid benefits to eligible members and is effective through December 31, 2010 with the option to renew for four additional one-year terms. An amendment to further extend the Medicaid Advantage contract with the City through December 31, 2011 is pending execution, with the current contract continuing in effect until such time a fully executed amendment is received. Additionally, effective January 1, 2008, AMERIGROUP New York, LLC began operating a Medicare Advantage plan for eligible beneficiaries in New York under a contract that renews annually and was most recently renewed for the 2011 plan year.

As of December 31, 2010, we had approximately 109,000 members in New York. We believe we have the ninth largest Medicaid health plan membership of the twenty-one health plans in our New York service areas.

Nevada

Our Nevada subsidiary, AMERIGROUP Nevada, Inc., began serving TANF and CHIP members in February 2009 under a contract to provide Medicaid managed care services through June 30, 2012 in the urban service areas of Washoe and Clark counties. As of December 31, 2010, AMERIGROUP Nevada, Inc. served approximately 79,000 members in Nevada. We believe we have the second largest Medicaid health plan membership of the two health plans in our Nevada service areas.

Ohio

Our Ohio subsidiary, AMERIGROUP Ohio, Inc., is licensed as a HIC and began operations in September 2005 in the Cincinnati service area. Through a reprocurement process in early 2006, we were successful in retaining our Cincinnati service area and expanding to the Dayton service area, thereby serving a total of 16 counties in Ohio. In October 2009, AMERIGROUP Ohio, Inc. provided notice of intent to exit the ABD program in the Southeast Region due to the inability to obtain adequate premium rates in that product. The termination was effective as of February 1, 2010 and did not materially affect our results of operations, financial position or cash flows. AMERIGROUP Ohio, Inc. continues to provide services to members in the Southwest and West Central regions for the TANF Medicaid population. Our contract with the State of Ohio expires on June 30, 2011. We anticipate the State will renew our contract effective July 1, 2011.

As of December 31, 2010, AMERIGROUP Ohio, Inc. served approximately 55,000 members in Ohio. We believe we have the third largest Medicaid health plan membership of the four health plans in our Ohio service areas.

Virginia

Our Virginia subsidiary, AMERIGROUP Virginia, Inc., is licensed as an HMO and began operations in September 2005 serving 14 counties and independent cities in Northern Virginia. Our TANF and ABD contract and our CHIP contract, each with the Commonwealth of Virginia, expire on June 30, 2011. We anticipate the Commonwealth of Virginia will renew our contracts effective July 1, 2011. As of December 31, 2010, we had approximately 40,000 members in Virginia. We believe we have the second largest Medicaid health plan membership of the two health plans in our Northern Virginia service area.

New Mexico

Our New Mexico subsidiary, AMERIGROUP Community Care of New Mexico, Inc., is licensed as an HMO and began operations in January 2008 as a Medicare Advantage plan for eligible beneficiaries in New Mexico. The Medicare Advantage contract with CMS renews annually and was most recently renewed effective for the 2011 plan year. Additionally, in June 2010, we received approval from CMS to expand our Medicare Advantage plan to cover traditional Medicare beneficiaries in addition to the existing special needs beneficiaries, effective January 1, 2011. We can give no assurance that this expansion will be favorable to our results of operations, financial position or cash flows in future periods. In August 2008, we began serving individuals in New Mexico’s Coordination of Long-Term Services (“CoLTS”) program. The CoLTS contract with the State of New Mexico expires June 30, 2012.

Our statewide service area is inclusive of 33 counties organized into five service regions. As of December 31, 2010, we served approximately 21,000 members in New Mexico. We believe we have the largest CoLTS Medicaid health plan membership of the two health plans in our New Mexico service areas.

South Carolina

Our South Carolina subsidiary, AMERIGROUP Community Care of South Carolina, Inc., was licensed as an HMO and became operational in November 2007 with the TANF population, followed by a separate CHIP contract in May 2008. On March 1, 2009, we sold our rights to serve Medicaid members pursuant to the contract with the State of South Carolina and, as a result, our South Carolina subsidiary is no longer active.

Employees

As of December 31, 2010, we had approximately 4,500 employees. Our employees are not represented by a union and we have never experienced any work stoppages since our inception. We believe our overall relations with our employees are generally good.

Executive Officers of the Company

Our executive officers, their ages and positions as of February 23, 2011, are as follows:

Name	Age	Position

James G. Carlson	58	Chairman, President and Chief Executive Officer
James W. Truess	45	Executive Vice President and Chief Financial Officer
Richard C. Zoretic	52	Executive Vice President and Chief Operating Officer
John E. Littel	46	Executive Vice President, External Relations
Mary T. McCluskey, M.D.	52	Executive Vice President and Chief Medical Officer
Nicholas J. Pace	40	Executive Vice President, General Counsel and Secretary
Margaret M. Roomsburg	51	Senior Vice President and Chief Accounting Officer
Leon A. Root, Jr.	57	Executive Vice President and Chief Information Officer
Linda K. Whitley-Taylor	47	Executive Vice President, Human Resources

James G. Carlson joined us in April of 2003 and serves as our Chairman, President and Chief Executive Officer. From April 2003 to August 2007, Mr. Carlson was our President and Chief Operating Officer. He has served on our Board of Directors since July 2007. Mr. Carlson has over 30 years of experience in health insurance, including having served as an Executive Vice President of UnitedHealth Group and President of its UnitedHealthcare business unit, which served more than 10 million members in HMO and preferred provider organization plans nationwide. Mr. Carlson also held a series of positions with increasing responsibility over 17 years with Prudential Financial, Inc.

James W. Truess joined us in July 2006 as Executive Vice President and Chief Financial Officer. Mr. Truess has worked more than 20 years in the managed care industry, including the last 13 years as a chief financial officer. Prior to joining us, from 1997 to 2006, Mr. Truess served as Chief Financial Officer and Treasurer of Group Health Cooperative, a vertically integrated health care system that coordinates care and coverage to residents of Washington State and North Idaho. Mr. Truess is a CFA charterholder.

Richard C. Zoretic joined us in September of 2003 and serves as our Executive Vice President and Chief Operating Officer. From November 2005 to August 2007, he served as Executive Vice President, Health Plan Operations; and from September 2003 to November 2005, Mr. Zoretic was our Chief Marketing Officer. Mr. Zoretic has 30 years experience in health care and insurance, having served as Senior Vice President of Network Operations and Distributions at CIGNA Dental Health. Previously, he served in a variety of leadership positions at UnitedHealthcare, including Regional Operating President of United’s Mid-Atlantic operations and Senior Vice President of Corporate Sales and Marketing. Mr. Zoretic also held a series of positions with increased responsibilities over 13 years with MetLife, Inc.

John E. Littel joined us in 2001 and serves as our Executive Vice President, Government Relations. Mr. Littel has worked in a variety of positions within state and Federal governments, as well as for non-profit organizations and political campaigns. Mr. Littel served as the Deputy Secretary of Health and Human Resources for the Commonwealth of Virginia. On the Federal level, he served as the director of intergovernmental affairs for The White House’s Office of National Drug Control Policy. Mr. Littel also held the position of Associate Dean and Associate Professor of Law and Government at Regent University. Mr. Littel is licensed to practice law in the State of Pennsylvania.

Mary T. McCluskey, M.D. joined us in September 2007 as Executive Vice President and Chief Medical Officer. From 1999 to 2007, Dr. McCluskey served in a variety of senior medical positions with increasing responsibility for Aetna Inc., a leading diversified health care benefits company, most recently as Chief Medical Officer, Northeast Region. Her previous positions at Aetna, Inc. included National Medical Director/Head of Clinical Cost Management and Senior Regional Medical Director, Southeast Region. Dr. McCluskey received her Doctorate of Internal Medicine from St. Louis University School of Medicine in 1986 and conducted her residency at the Jewish Hospital/Washington University in St. Louis. She is board certified in Internal Medicine with active licenses in the states of Florida and Missouri.

Nicholas J. Pace joined us in 2006 as our Senior Vice President and Deputy General Counsel and has served as our Executive Vice President, General Counsel and Secretary since August 2010. Mr. Pace is licensed to practice law in Virginia and California. Prior to joining the Company, Mr. Pace was Assistant General Counsel with CarMax, Inc., a publicly-traded used vehicle retailer from 2003 to 2006 and a corporate and securities attorney in private practice, including with the law firm of Morrison & Foerster, LLP.

Margaret M. Roomsburg joined us in 1996 and has served as our Senior Vice President and Chief Accounting Officer since February 1, 2007. Previously, Ms. Roomsburg served as our Controller. Ms. Roomsburg has 30 years of experience in accounting and finance. Prior to joining us, Ms. Roomsburg was the Director of Finance for Value Options, Inc. Ms. Roomsburg is a certified public accountant.

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

Linda K. Whitley-Taylor joined us in January 2008 and serves as our Executive Vice President, Human Resources. Prior to joining us, Ms. Whitley-Taylor was Senior Vice President, Human Resources Operations with Genworth Financial, Inc., a leading global financial security company and former division of General Electric, where she was employed for 19 years.

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

In accordance with New York Stock Exchange (“NYSE”) Rules, on June 4, 2010, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Item 1A.	Risk Factors

RISK FACTORS

Risks related to our business

Our inability to manage medical costs effectively could reduce our profitability.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. Changes in health care regulations and practices, level of use of health care services, hospital costs, pharmaceutical costs, major epidemics, pandemics, such as the H1N1 virus, new medical technologies and other external factors, including general economic conditions such as inflation levels or natural disasters, are beyond our control and could reduce our ability to predict and effectively control the costs of health care services. Although we attempt to manage medical costs through a variety of techniques, including various payment methods to PCPs and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, and our information systems and reinsurance arrangements, we may not be able to manage costs effectively in the future. In addition, new products or new markets, such as our Tennessee long-term care offering, could pose new and unexpected challenges to effectively manage medical costs. It is possible that there could be an increase in the volume or value of appeals for claims previously denied and claims previously paid to out-of-network providers could be appealed and subsequently reprocessed at higher amounts. This would result in an adjustment to health benefits expense. If our costs for medical services increase, our profits could be reduced, or we may not remain profitable.

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

Our health benefits expense includes estimates of the cost of claims for services rendered to our members that are yet to be received, or incurred but not reported (“IBNR”). We estimate our IBNR health benefits expense based on a number of factors, including authorization data, prior claims experience, maturity of markets, complexity and mix of products and stability of provider networks. Adjustments, if necessary, are made to health benefits expense in the period during which the actual claim costs are ultimately determined or when underlying assumptions or factors used to estimate IBNR change. We cannot be sure that our current or future IBNR estimates are adequate or that any further adjustments to such IBNR estimates will not significantly harm or benefit our results of operations. Further, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the impact on our results of operations. Though we employ substantial efforts to estimate our IBNR at each reporting date, we can give no assurance that the ultimate results will not materially differ from our estimates resulting in a material increase or decrease in our health benefits expense in the period such difference is determined. New products or new markets, such as Tennessee long-term care, or significant volatility in membership enrollment and health care service utilization patterns, could pose new and unexpected challenges to effectively predict health benefits expense.

We derive a majority of our premium revenues and net income from a small number of states, in particular, the State of Texas, and if we fail to retain our contracts in those states, or if the conditions in those states change, our business and results of operations may suffer.

We earn substantially all of our revenues by serving members who receive health care benefits through contracts with the regulatory entities in the jurisdictions in which we operate. For the year ended December 31, 2010, our Texas contract represented approximately 23% of our premium revenues and our Tennessee, Georgia and Maryland contracts represented approximately 15%, 12% and 11% of our premium revenues, respectively. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly as a result of significant premium rate reductions, a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic or pandemic, or an unexpected increase in utilization, general economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we currently operate, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, or results of operations.

Some of our contracts are subject to a re-bidding or re-application process. For example, HHSC is currently drafting a RFP for the re-bid of its entire managed care program in the State of Texas. We expect the RFP to include the addition of new service areas and new product opportunities in existing service areas, resulting in a significant increase to the size and scope of the State’s managed care program. We anticipate that the release of the RFP and HHSC’s selection of vendors under the new contract will occur sometime in 2011 with details regarding implementation dates dependent on the timing of the award. If we lost a contract through the re-bidding process, or if an increased number of competitors were awarded contracts in a specific market, our results of operations, financial position or cash flows in future periods could be materially and adversely affected.

Changes in the number of Medicaid eligible beneficiaries, or benefits provided to Medicaid eligible beneficiaries or a change in mix of Medicaid eligible beneficiaries could cause our operating results to suffer.

Historically, the number of persons eligible to receive Medicaid benefits has increased more rapidly during periods of rising unemployment, corresponding to less favorable general economic conditions. This pattern has proven consistent with our experience of significant membership growth during the recession that occurred during the past few years. However, during such economic downturns, state budgets can and have decreased, causing states to attempt to cut health care programs, benefits and rates. If this were to happen while our membership was increasing, our results of operations could suffer. Macroeconomic conditions in recent years have resulted in such budget challenges in the states in which we operate, placing pressures on the rate-setting process. Conversely, the number of persons eligible to receive Medicaid benefits may grow more slowly or even decline as economic conditions improve, thereby causing our operating results to suffer. In either case, in the event that the Company experiences a change in product mix to less profitable product lines, our profitability could be negatively impacted.

Receipt of inadequate or significantly delayed premiums could negatively impact our revenues, profitability and cash flows.

Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract and we are obligated during the contract period to facilitate access to health care services as established by the state governments. We have less control over costs related to the provision of health care services than we do over our selling, general and administrative expenses. Historically, our reported expenses related to health benefits as a percentage of premium revenue have fluctuated. For example, our expenses related to health benefits were 81.6%, 85.4% and 82.9% of our premium revenue for the years ended December 31, 2010, 2009 and 2008, respectively. If health benefits expense increases at a higher rate than premium increases, our results of operations would be impacted negatively. In addition, if there is a significant delay in our premium rate increases to offset previously incurred health benefits expense increases, our operating results, financial position and cash flows could be negatively impacted.

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

Our operations are subject to various state and Federal health care laws commonly referred to as “fraud and abuse” laws, including the Federal False Claims Act. Many states have false claims act statutes which mirror the provisions of the Federal act. The Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented to the Federal government, a false or fraudulent claim for payment. Suits filed under the Federal False Claims Act, known as “qui tam” actions, can be brought by any individual (known as a “relator” or, more commonly, “whistleblower”) on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines or be excluded from the Medicaid, Medicare or other state or Federal health care programs as a result of an investigation arising out of such action. In addition, the DRA encourages states to enact state-versions of the Federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators.

In 2002, a former employee of our former Illinois subsidiary filed a qui tam action alleging that the subsidiary had submitted false claims under the Medicaid program by maintaining a scheme to discourage or avoid the enrollment into the health plan of pregnant women and other recipients with special needs. Following trial, the jury returned a verdict in favor of the relator and the court entered a judgment against the Company and its subsidiary. In August 2008, we settled this matter and paid the aggregate amount of $225.0 million as a settlement plus approximately $9.2 million to the former employee for legal fees.

Although we believe we are in substantial compliance with the health care laws applicable to our Company, we can give no assurances that we will not be subject to additional Federal False Claims Act suits in the future. Any violations of any applicable fraud and abuse laws or any Federal False Claims Act suit against us could have a material adverse effect on our financial position, results of operations and cash flows.

Failure to comply with the terms of our government contracts could negatively impact our profitability and subject us to fines, penalties and liquidated damages.

We contract with various state governmental agencies and CMS to provide managed health care services. These contracts contain certain provisions regarding data submission, provider network maintenance, quality measures, continuity of care, call center performance and other requirements specific to state and program regulations. If we fail to comply with these requirements, we may be subject to fines, penalties and liquidated damages that could impact our profitability. Additionally, we could be required to file a corrective plan of action with the state and we could be subject to fines, penalties and liquidated damages and additional corrective action measures if we did not comply with the corrective plan of action. Our failure to comply could also affect future membership enrollment levels. These limitations could negatively impact our revenues and operating results.

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

State governments generally are experiencing tight budgetary conditions within their Medicaid programs. Macroeconomic conditions in recent years have, and are expected to continue to, put pressure on state budgets as the Medicaid eligible population increases, creating the need and competing for funding with other state needs. We anticipate this will require government agencies with whom we contract to find funding alternatives, which may result in reductions in funding for current programs and program expansions, contraction of covered benefits, limited or no premium rate increases or premium decreases. If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our revenues and operating results.

Additionally, a portion of our premium revenues comes from CMS through our Medicare Advantage contracts. As a consequence, our Medicare Advantage plans are dependent on Federal government funding levels. The premium rates paid to Medicare health plans are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the member’s risk scores. Some members of Congress have proposed significant cuts in payments to Medicare Advantage plans. In addition, continuing government efforts to contain health care related expenditures, including prescription drug costs, and other Federal budgetary constraints that result in changes in the Medicare program, including with respect to funding, could lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits or mandate additional benefits, and reductions in the number of persons enrolled in or eligible for Medicare, which in turn could reduce the number of beneficiaries enrolled in our health plans and have a material adverse effect on our revenues and operating results.

Lastly, CMS has conducted Risk Adjustment Data Validation (“RADV”) audits to review the diagnosis code information provided by managed care companies for medical records in support of the reported diagnosis codes. These audits were performed on a sample basis across all Medicare Advantage plans. In 2009, CMS announced an expansion of these audits to include targeted or contract specific audits. These audits will cover calendar year 2009 and 2010 contract years with the intent of determining an error rate from a selected sample and extrapolating that error to determine any overpayments made to the Medicare Advantage plan. The payment error calculation methodology is currently proposed and CMS has requested comments on the proposed methodology. To date, we have not been notified that any of our Medicare Advantage plans have been selected for audit. If we are selected for audit and the payment error calculation methodology is employed as proposed, we could be subject to an assessment for overpayment of premium for the years under audit due to the inherent judgment required when reviewing medical records and those assessments could be significant.

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

Our profitability depends, in large part, upon our ability to contract on favorable terms with hospitals, physicians and other health care providers. Our provider arrangements with our primary care physicians and specialists usually are for two-year periods and automatically renew for successive one-year terms, subject to termination by us for cause based on provider conduct or other appropriate reasons. The contracts generally may be canceled by either party without cause upon 90 to 120 days prior written notice. Our contracts with hospitals are usually for one- to two-year periods and automatically renew for successive one-year periods, subject to termination for cause due to provider misconduct or other appropriate reasons. Generally, our hospital contracts may be canceled by either party without cause on 90 to 120 days prior written notice. There can be no assurance that we will be able to continue to renew such contracts or enter into new contracts enabling us to service our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our providers, we may be unable to enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts, or enter into new provider contracts timely or on favorable terms, our profitability could be adversely affected. In some markets, certain providers, particularly hospitals, physician/hospital organizations and some specialists, may have significant market positions. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts to themselves, our profitability could be adversely affected.

Some providers that render services to our members have not entered into contracts with our health plans (out-of-network providers). In those cases, there is no pre-established understanding between the non-network provider and the health plan about the amount of compensation that is due to the provider. In some states, with respect to certain services, the amount that the health plan must pay to out-of-network providers for services provided to our members is defined by law or regulation, but in certain instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances, we generally pay out-of-network providers based on our Company’s standard out-of-network fee schedule. Out-of-network providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the health plan. The uncertainty of the amount to pay and the possibility of subsequent adjustment of the payment could adversely affect our financial position, results of operations or cash flows.

We are required to establish acceptable provider networks prior to entering new markets and to maintain such networks as a condition to continued operation in those markets. If we are unable to retain our current provider networks, or establish provider networks in new markets in a timely manner or on favorable terms, our profitability could be harmed. Further if we are unable to retain our current provider networks, we may be subject to material fines, penalties or sanctions from state or Federal regulatory authorities.

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

We operate our markets through integrated information technology systems for our financial, claims, care management, encounter management and sales/marketing systems. The ability to capture, process, enable local access to data and translate it into meaningful information is essential to our ability to operate across a multi-state service area in a cost efficient manner. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, any acquisition activity requires transitions to or from, and the integration of, various information systems. We are continually upgrading and expanding our information systems capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly maintain or expand our information systems, we could suffer, among other things, from operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses.

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

Historically, acquisitions, including the acquisition of publicly funded program contract rights and related assets of other health plans, both in our existing service areas and in new markets, have been a significant factor in our growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that acquisitions similar in nature to those we have historically executed, or other acquisitions we may consider, will continue to contribute to our growth strategy. Many of the other potential purchasers of these assets have greater financial resources than we have. Furthermore, many of the sellers are interested in either (i) selling, along with their publicly funded program assets, other assets in which we do not have an interest; or (ii) selling their companies, including their liabilities, as opposed to just the assets of the ongoing business. Therefore, we cannot be sure that we will be able to complete acquisitions on terms favorable to us or that we can obtain the necessary financing for these acquisitions, particularly if the credit environment were to experience similar volatility and disruption to that over the last several years.

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

Recently enacted health care reform and the implementation of these laws could have a material adverse effect on our results of operations, financial position and liquidity. In addition, if the new non-deductible Federal premium-based assessment is imposed as enacted, or if we are unable to adjust our business model to address this new assessment, our results of operations, financial position and liquidity may be materially adversely affected.

On March 23, 2010, the President signed into law The Patient Protection and Affordable Care Act, and on March 30, 2010 the President signed into law The Health Care and Education Reconciliation Act of 2010 (the “Acts”). Implementation of these new laws varies from as early as six months from the date of enactment to as long as 2018.

There are numerous steps required to implement the Acts including, promulgating a substantial number of new and potentially more onerous regulations. Further, there is resistance to expansion at the state level, largely due to budgetary pressure. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the Federal or state level, or the effect that any future legislation, regulation, or even the pending litigation challenging the Acts, will have on our business or our growth opportunities. There is also considerable uncertainty regarding the impact of the Acts and the other reforms on the health insurance market as a whole. In addition, we cannot predict our competitors’ reactions to the changes. Although we believe the Acts will provide us with significant opportunity, the enacted reforms, as well as future regulations, legislative changes and judicial decisions, may in fact have a material adverse affect on our results of operations, financial position or liquidity. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our business may be materially adversely affected.

The Acts include the imposition of a significant new non-deductible Federal premium-based assessment and other assessments on health insurers. If this Federal premium-based assessment is imposed as enacted, and if the cost of the Federal premium-based assessment is not included in the calculation of our premium rates, or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and liquidity may be materially adversely affected.

Changes in health care laws could reduce our profitability.

Numerous proposals relating to changes in health care laws have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. These include mandated medical loss ratio thresholds, Medicaid reform initiatives in Florida, as well as waivers requested by states for various elements of their programs. Changes in applicable laws and regulations are continually being considered and interpretations of existing laws and rules may also change from time-to-time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business and results of operations. Although some changes in government regulations, such as the removal of the requirements on the enrollment mix between commercial and public sector membership, have encouraged managed care participation in public sector programs, we are unable to predict whether new laws or proposals will continue to favor or hinder the growth of managed health care.

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

We principally operate through our health plan subsidiaries. These subsidiaries are subject to state insurance holding company system and other regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. We also have administrative services agreements with our subsidiaries in which we agree to provide them with services and benefits (both tangible and intangible) in exchange for the payment of a fee. Some states limit the administrative fees which our subsidiaries may pay. For example, Maryland and Ohio limit the administrative fees paid to an affiliate to the cost of providing the services. If the regulators were to deny our subsidiaries’ requests to pay dividends to us or restrict or disallow the payment of the administrative fee or not allow us to recover the costs of providing the services under our administrative services agreement or require a significant change in the timing or manner in which we recover those costs, the funds available to our Company as a whole would be limited, which could harm our ability to implement our business strategy, expand our infrastructure, improve our information technology systems, make needed capital expenditures and service our debt as well as negatively impact our liquidity.

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

We are subject to numerous local, state and Federal laws and regulations. Violation of the laws or regulations governing our operations could result in the imposition of sanctions, the cancellation of our contracts to provide services, or in the extreme case, the suspension or revocation of our licenses and/or exclusion from participation in state or Federal health care programs. We can give no assurance that the terms of our contracts with the states or the manner in which we are directed to comply with our state contracts is in accordance with the CMS regulations.

We may be subject to material fines or other sanctions in the future. If we became subject to material fines, or if other sanctions or other corrective actions were imposed upon us, our ability to continue to operate our business could be materially and adversely affected. From time-to-time we have been subject to sanctions as a result of violations of marketing regulations. Although we train our employees with respect to compliance with local, state and Federal laws of each of the states in which we do business, no assurance can be given that violations will not occur.

We are, or may become subject to, various state and Federal laws designed to address health care fraud and abuse, including false claims laws. State and Federal laws prohibit the submission of false claims and other acts that are considered fraudulent or abusive. The submission of claims to a state or Federal health care program for items and services that are determined to be “not provided as claimed” may lead to the imposition of civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in state and Federal funded health care programs, including the Medicaid and Medicare programs.

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

HIPAA broadened the scope of fraud and abuse laws applicable to health care companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA establishes new enforcement mechanisms to combat fraud and abuse, including a whistleblower program. Further, HIPAA imposes civil and criminal penalties for failure to comply with the privacy and security standards set forth in the regulation. The Patient Protection and Affordable Care Act created additional tools for fraud prevention, including increased oversight of providers and suppliers participating or enrolling in Medicare, Medicaid and CHIP. Those enhancements included mandatory licensure for all providers and site visits, fingerprinting and criminal background checks for higher risk providers. On September 23, 2010, CMS issued proposed regulations designed to implement these requirements. It is not clear at this time the degree to which managed care providers would have to comply with these new requirements.

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

Compliance with the terms and conditions of our Corporate Integrity Agreement requires significant resources and, if we fail to comply, we could be subject to penalties or excluded from participation in government health care programs, which could seriously harm our results of operations, liquidity and financial results.

In August 2008, in connection with the settlement of a qui tam action, we voluntarily entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services (“OIG”). The Corporate Integrity Agreement provides that we shall, among other things, keep in place and continue our current compliance program, including a corporate compliance officer and compliance officers at our health plans, a corporate compliance committee and compliance committees at our health plans, a compliance committee of our Board of Directors, a code of conduct, comprehensive compliance policies, training and monitoring, a compliance hotline, an open door policy and a disciplinary process for compliance violations. The Corporate Integrity Agreement further provides that we shall provide periodic reports to the OIG, appoint a benefits rights ombudsman responsible for addressing concerns raised by health plan members and potential enrollees and engage an independent review organization to assist us in assessing and evaluating our compliance with the requirements of the Federal health care programs and other obligations under the Corporate Integrity Agreement and retain a compliance expert to provide independent compliance counsel to our Board of Directors.

Maintaining the broad array of processes, policies, and procedures necessary to comply with the Corporate Integrity Agreement is expected to continue to require a significant portion of management’s attention as well as the application of significant resources. Failing to meet the Corporate Integrity Agreement obligations could have material adverse consequences for us including monetary penalties for each instance of non-compliance. In addition, in the event of an uncured material breach or deliberate violation of the Corporate Integrity Agreement, we could be excluded from participation in Federal health care programs and/or subject to prosecution, which could seriously harm our results of operations, liquidity and financial results.

Risks related to our financial condition

Ineffective management of rapid growth or our inability to grow could negatively affect our results of operations, financial condition and business.

We have experienced rapid growth. In 2000, we had $642.6 million of premium revenue. In 2010, we had $5.8 billion in premium revenue. This increase represents a compounded annual growth rate of 24.6%. Depending on acquisitions and other opportunities, as well as macroeconomic conditions that affect membership such as those conditions experienced recently, we expect to continue to grow rapidly. Continued growth could place a significant strain on our management and on other resources. We anticipate that continued growth, if any, will require us to continue to recruit, hire, train and retain a substantial number of new and highly skilled medical, administrative, information technology, finance and other support personnel. Our ability to compete effectively depends upon our ability to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we continue to experience rapid growth, our personnel, systems, procedures and controls may be inadequate to support our operations, and our management may fail to anticipate adequately all demands that growth will place on our resources. In addition, due to the initial costs incurred upon the acquisition of new businesses, rapid growth could adversely affect our short-term profitability. Our inability to manage growth effectively or our inability to grow could have a negative impact on our business, operating results and financial condition.

Our debt service obligations may adversely affect our cash flows and our increased leverage as a result of our 2.0% Convertible Senior Notes may harm our financial condition and results of operations. In addition, our 2.0% Convertible Senior Notes and our warrants sold concurrent with the 2.0% Convertible Senior Notes will be dilutive in current and future periods if the market price of our common stock exceeds certain thresholds.

As of December 31, 2010, we had $260.0 million outstanding in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (“2.0% Convertible Senior Notes”). Our debt service obligation on our 2.0% Convertible Senior Notes is approximately $5.2 million per year in cash interest payments. Additionally, under the provisions of the 2.0% Convertible Senior Notes, if the market price of our common stock exceeds $42.53 we will be obligated to settle, in cash or our shares of our common stock at our option, an amount equal to approximately $6.1 million for each dollar in share price that the market price of our common stock exceeds $42.53, or the conversion value of the 2.0% Convertible Senior Notes. In periods prior to conversion, the 2.0% Convertible Senior Notes would also have a dilutive impact to earnings if the average market price of our common stock exceeds $42.53 for the period reported. At conversion, the dilutive impact would result if the conversion value of the 2.0% Convertible Senior Notes, if any, is settled in shares of our common stock.

Under the provisions of the convertible note hedges purchased concurrent with the 2.0% Convertible Senior Notes, we are entitled to receive cash or shares of our common stock in an amount equal to the conversion value of the 2.0% Convertible Senior Notes from the counterparty to the convertible note hedges. Additionally, under the provisions of the warrant instruments sold concurrent with the 2.0% Convertible Senior Notes, if the market price of our common stock exceeds $53.77 at exercise we will be obligated to settle in shares of our common stock an amount equal to approximately $6.1 million for each dollar in share price that the market price of our common stock exceeds $53.77 resulting in a dilutive impact to our earnings. In periods prior to exercise, the warrant instruments would also have a dilutive impact to earnings if the average market price of our common stock exceeds $53.77 for the period reported.

If we are unable to generate sufficient cash to meet these obligations through proceeds from debt or equity financing, or internally generated funds, or if the counterparty to the convertible note hedges is unwilling or unable to fulfill the obligations under the hedge instruments, our ability to pursue other activities of our business may be limited and our financial condition and results of operations may be materially adversely affected.

We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. We anticipate that the principal of our 2.0% Convertible Senior Notes, which is due in May 2012, will be repaid with available cash on hand or with proceeds from debt or equity financing, or a combination thereof. If we determine that debt or equity financing is appropriate, our operations at the time we enter the credit or equity markets cannot be predicted and may cause our access to these markets to be limited. Additionally, any disruptions in the credit markets could further limit our flexibility in refinancing our 2.0% Convertible Senior Notes, planning for, or reacting to, changes in our business and industry and addressing our future capital requirements.

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

As of December 31, 2010, we had total cash and investments of $1.7 billion. The following table shows the types, percentages and average Standard and Poor’s (“S&P”) ratings of our holdings within our investment portfolio at December 31, 2010:

	Portfolio	Average S&P
	Percentage	Rating

Auction rate securities	1.2%	AAA
Cash, bank deposits and commercial paper	4.1%	AAA
Certificates of deposit	8.6%	AAA
Corporate bonds	13.7%	A+
Debt obligations of government sponsored entities, Federally insured corporate bonds and U.S. Treasury securities	21.6%	AAA
Money market funds	33.4%	AAA
Municipal bonds	17.4%	AA+

	100.0%	AA+

Our investment portfolio generated approximately $17.2 million, $22.4 million and $50.9 million of pre-tax income for the years ended December 31, 2010, 2009 and 2008, respectively. The performance of our investment portfolio is interest rate driven, and consequently, changes in interest rates affect our returns on, and the fair value of our portfolio. This factor or any disruptions in the credit markets could materially adversely affect our financial position, results of operations or cash flows in future periods.

The value of our investments is influenced by varying economic and market conditions, and a decrease in value could have an adverse effect on our financial position, results of operations, or cash flows.

Our investment portfolio is comprised of investments classified as available-for-sale. Available-for-sale investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of stockholders’ equity. If we experience a decline in value and we intend to sell such security prior to maturity, or if it is likely that we will be required to sell such security prior to maturity, the security is deemed to be other-than-temporarily impaired and it is written down to fair value through a charge to earnings.

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

The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the year ended December 31, 2010, we did not record any charges for other-than-temporary impairment of our available-for-sale securities. Over time, the economic and market environment may further deteriorate or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines to be recorded as an expense. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods which could have an adverse effect on our financial position, results of operations, or cash flows.

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

Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms. This could restrict our ability to (i) acquire new business or enter new markets, (ii) service or refinance our existing debt, (iii) make necessary capital investments, (iv) maintain statutory net worth requirements in the states in which we do business and (v) make other expenditures necessary for the ongoing conduct of our business.

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

Employment Litigation

On November 22, 2010, a former AMERIGROUP New York, LLC marketing representative filed a putative collective and class action Complaint against AMERIGROUP Corporation and AMERIGROUP New York, LLC in the United States District Court, Eastern District of New York styled as Hamel Toure, Individually and on Behalf of All Other Persons Similarly Situated v. AMERIGROUP CORPORATION and AMERIGROUP NEW YORK, L.L.C. f/k/a CAREPLUS, L.L.C. (Case No.: CV10-5391). The Complaint alleges, inter alia, that the plaintiff and certain other employees should have been classified as non-exempt employees under the Fair Labor Standards Act (“FLSA”) and during the course of their employment should have received overtime and other compensation under the FLSA from October 22, 2007 until the entry of judgment and under the New York Labor Law from October 22, 2004 until the entry of judgment. The Complaint requests certification of the action as a class action, designation of the action as a collective action, a declaratory judgment, injunctive relief, an award of unpaid overtime compensation, an award of liquidated and/or punitive damages, prejudgment and post-judgment interest, as well as costs and attorneys’ fees. At this early stage of the case, we are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter because the scope and size of the potential class has not been determined, no discovery has occurred and no specific amount of monetary damages has been alleged. We believe we have meritorious defenses to the claims against us and intend to defend ourselves vigorously.

Other Litigation

The Company is involved in various legal proceedings in the normal course of business. Based upon its evaluation of the information currently available, the Company believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on its financial position, results of operations or liquidity.

Item 4.	(Removed and Reserved)

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “AGP”. The following table sets forth the range of high and low sales prices for our common stock for the period indicated.

	High	Low

2010
First quarter	$34.52	$24.13
Second quarter	37.74	32.38
Third quarter	42.68	30.48
Fourth quarter	46.67	40.28

	High	Low

2009
First quarter	$31.50	$22.26
Second quarter	32.40	25.56
Third quarter	29.01	21.34
Fourth quarter	27.49	20.87

On February 17, 2011, the last reported sales price of our common stock was $55.80 per share as reported on the NYSE. As of February 17, 2011, we had 57 shareholders of record.

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

Under the authorization of our Board of Directors, we maintain an ongoing share repurchase program that allows us to repurchase up to $400.0 million of shares of the Company’s common stock. Pursuant to this ongoing share repurchase program, we repurchased 3,748,669 shares of our common stock and placed them into treasury during the year ended December 31, 2010 at an average per share cost of $36.96 and an aggregate cost of $138.5 million. As of December 31, 2010, we had authorization to purchase up to an additional $224.3 million of common stock under the repurchase program. Stock repurchases may be made from time-to-time in the open market or in privately negotiated transactions and will be funded from unrestricted cash. We have adopted written plans pursuant to Rule 10b5-1 of the Exchange Act to effect the repurchase of a portion of shares authorized. The number of shares repurchased and the timing of the repurchases are based on the level of available cash and other factors, including market conditions, the terms of any applicable Rule 10b5-1 plans, and self-imposed blackout periods. There can be no assurances as to the exact number or aggregate value of shares that will be repurchased. The repurchase program may be suspended or discontinued at any time or from time-to-time without prior notice.

Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the period from December 31, 2005 to December 31, 2010. The graph assumes an initial investment of $100.00 in the Company’s common stock and in each of the indices and includes the reinvestment of dividends paid, if any.

The Current Year Peers index consists of Aetna Inc. (AET), Centene Corp. (CNC), Cigna Corp. (CI), Coventry Health Care Inc. (CVH), Health Net Inc. (HNT), HealthSpring Inc. (HS), Humana Inc. (HUM), Magellan Health Services Inc. (MGLN), Metropolitan Health Networks Inc. (MDF), Molina Healthcare Inc. (MOH), Unitedhealth Group Inc. (UNH), Universal American Corp. (UAM), Wellcare Health Plans Inc. (WCG), and WellPoint Inc. (WLP). We revised the peer group index to include Metropolitan Health Networks Inc. and Universal American Corp. in the current year as we believe it better reflects the group of companies to which the investment community compares our performance.

In calculating the cumulative total stockholder return of the peer group index, the returns of each of the peer group companies have been weighted according to their relative stock market capitalizations.

	Value of $100 Invested Over Past 5 Years
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
AMERIGROUP Corporation	$100.00	$184.43	$187.31	$151.70	$138.54	$225.69

S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99

Current Year Peers	100.00	94.55	107.94	48.66	62.57	68.88

Prior Year Peers	100.00	94.41	107.67	48.64	62.52	68.30

Proceeds of Equity Securities by the Issuer and Affiliated Purchasers

Set forth below is information regarding our stock repurchases during the three months ended December 31, 2010:

				Approximate Dollar
				Value of Shares
			Total Number of	(or Units)
		Average	Shares (or Units)	that May Yet Be
	Total Number of	Price Paid	Purchased as Part of	Purchased Under
	Shares (or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs(1)	Programs(2)

October 1 — October 31, 2010	—	$—	—	$248,711,837
November 1 — November 30, 2010(3)	490,559	43.24	489,536	227,545,452
December 1 — December 31, 2010(3)	79,257	44.65	72,750	224,307,308

Total	569,816	43.44	562,286	$224,307,308

(1)	Shares purchased during the fourth quarter of 2010 were purchased as part of our existing authorized share repurchase program. On August 18, 2010, we entered into a trading plan, in accordance with Rule 10b5-1 of the Exchange Act, to facilitate repurchases of our common stock pursuant to our ongoing share repurchase program (the “Rule 10b5-1 plan”). The Rule 10b5-1 plan effectively terminated the previous Rule 10b5-1 plan and became effective on November 2, 2010 and expires on July 31, 2012, unless terminated earlier in accordance with its terms.

(2)	On September 15, 2010, our Board of Directors authorized a $200.0 million increase to the ongoing share repurchase program, bringing the total authorization to $400.0 million. The $400.0 million authorization allows us to repurchase shares of our common stock from and after August 5, 2009. No duration has been placed on the repurchase program and we reserve the right to discontinue the repurchase program at any time.

(3)	Our 2009 Equity Incentive Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During November and December 2010, certain employees elected to tender 1,023 shares and 6,507 shares, respectively, to the Company in payment of related withholding taxes upon vesting of restricted stock

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Selected financial data as of and for each of the years in the five-year period ended December 31, 2010 has been adjusted to reflect the changes resulting from adoption of new guidance related to convertible debt instruments effective January 1, 2009 and are derived from our audited Consolidated Financial Statements, which have been audited by KPMG LLP, independent registered public accounting firm. (See Note 9 to our audited Consolidated Financial Statements as of and for the year ended December 31, 2010 included in Item 8. of this Form 10-K.)

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except for per share data)

Statement of Operations Data:
Revenues:
Premium	$5,783,458	$5,158,989	$4,366,359	$3,835,454	$2,788,642
Investment income and other	22,843	29,081	71,383	73,320	39,279

Total revenues	5,806,301	5,188,070	4,437,742	3,908,774	2,827,921

Expenses:
Health benefits	4,722,106	4,407,273	3,618,261	3,216,070	2,266,017
Selling, general and administrative	452,069	394,089	435,876	377,026	315,628
Premium tax	143,896	134,277	93,757	85,218	47,100
Depreciation and amortization	35,048	34,746	37,385	31,604	25,486
Litigation settlement	—	—	234,205	—	—
Interest	16,011	16,266	20,514	18,962	608

Total expenses	5,369,130	4,986,651	4,439,998	3,728,880	2,654,839

Income (loss) before income taxes	437,171	201,419	(2,256)	179,894	173,082
Income tax expense	163,800	52,140	54,350	67,667	65,976

Net income (loss)	$273,371	$149,279	$(56,606)	$112,227	$107,106

Basic net income (loss) per share	$5.52	$2.89	$(1.07)	$2.13	$2.07

Weighted average number of common shares outstanding	49,522,202	51,647,267	52,816,674	52,595,503	51,863,999

Diluted net income (loss) per share	$5.40	$2.85	$(1.07)	$2.08	$2.02

Weighted average number of common shares and dilutive potential common shares outstanding	50,608,008	52,309,268	52,816,674	53,845,829	53,082,933

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents and short- and long-term investments	$1,633,118	$1,354,634	$1,337,423	$1,067,294	$776,273
Total assets	2,283,388	1,999,634	1,955,667	2,076,546	1,345,695
Long-term debt, less current portion	245,750	235,104	268,956	317,244	—
Total liabilities	1,117,751	1,015,190	1,083,008	1,134,652	577,110
Stockholders’ equity	1,165,637	984,444	872,659	941,894	768,585

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a multi-state managed health care company focused on serving people who receive health care benefits through publicly funded health care programs, including Medicaid, Children’s Health Insurance Program (“CHIP”), Medicaid expansion programs and Medicare Advantage. We operate in one business segment with a single line of business. We were founded in December 1994 with the objective of becoming the leading managed care organization in the U.S. focused on serving people who receive these types of benefits. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and the government agencies with whom we contract because of our focus solely on recipients of publicly funded health care, our medical management programs and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to health care benefits pursuant to agreements with applicable state and Federal government agencies. We combine medical, social and behavioral health services to help our members obtain quality health care in an efficient manner. Our success in establishing and maintaining strong relationships with government agencies, providers and members has enabled us to obtain new contracts and to establish and maintain a leading market position in many of the markets we serve. We continue to believe that managed health care remains the only proven mechanism that improves health outcomes for our members while helping our government customers manage the fiscal viability of their health care programs. We are dedicated to offering real solutions that improve health care access and quality for our members, while proactively working to reduce the overall cost of care to taxpayers.

Summary Highlights for the Year Ended December 31, 2010

•	Total revenues of $5.8 billion, an 11.9% increase over the year ended December 31, 2009;

•	Membership increased by 143,000, or 8.0%, to 1,931,000 members compared to 1,788,000 members as of December 31, 2009;

•	Health benefits ratio (“HBR”) of 81.6% of premium revenues for the year ended December 31, 2010 compared to 85.4% for the year ended December 31, 2009;

•	Selling, general and administrative expense (“SG&A”) ratio of 7.8% of total revenues for the year ended December 31, 2010 compared to 7.6% for the year ended December 31, 2009;

•	Cash provided by operations was $401.9 million for the year ended December 31, 2010;

•	Unregulated cash and investments of $248.6 million as of December 31, 2010;

•	On March 1, 2010, our Tennessee health plan began providing long-term care services to existing members under the State’s newly created TennCare CHOICES program;

•	On March 1, 2010, our New Jersey health plan completed the previously announced acquisition of certain assets of University Health Plans, Inc. (“UHP”). As of December 31, 2010, we served approximately 134,000 members in New Jersey;

•	In May 2010, the Texas Health and Human Services Commission (“HHSC”) announced that our Texas health plan was selected through a competitive procurement to expand health care coverage to seniors and people with disabilities in the six-county service area surrounding Fort Worth, Texas. AMERIGROUP Texas, Inc. began serving approximately 27,000 STAR+PLUS members in that service area on February 1, 2011, a portion of which were previously our members under an ASO contract; and

•	In September 2010, our Board of Directors authorized a $200.0 million increase to our ongoing share repurchase program, bringing the total authorization to $400.0 million. During 2010, we repurchased 3,748,669 shares of our common stock for approximately $138.5 million and had remaining authorization to purchase up to an additional $224.3 million of shares as of December 31, 2010.

Similar to our experience in 2009, our results for the year ended December 31, 2010 reflect the impact of continued membership growth, which we believe is driven by the macroeconomic environment that has increased the number of Medicaid eligible individuals. Increases in premium revenue also reflect the impact of a benefit expansion to provide long-term care services to eligible members in Tennessee, the net effect of premium rate changes from the prior year related to annual contract renewals and the impact of our first quarter 2010 acquisition in New Jersey. Health benefits expense for the year ended December 31, 2010 reflects moderating cost trends for current and prior periods, the latter of which generated revisions of estimates related to prior periods.

Health Care Reform

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law (collectively, the “Acts”). The Acts provide comprehensive changes to the U.S. health care system, which will be phased in at various stages over the next several years. Among other things, the Acts are intended to provide health insurance to approximately 32 million uninsured individuals of whom approximately 20 million are expected to obtain health insurance through the expansion of the Medicaid program beginning in 2014. Funding for the expanded coverage will initially come largely from the Federal government.

The Acts did not have a material effect on our results of operations, liquidity or cash flows in 2010; however, we are currently evaluating the provisions of the Acts and believe that the Acts may provide us with significant opportunities for membership growth in our existing markets and, potentially, in new markets in the future. There can be no assurance that we will realize this growth, or that this growth will be profitable. Further, there are several pending lawsuits challenging the constitutionality of the Acts so there can be no assurance that the Acts will take effect as originally enacted or at all.

There are numerous steps required to implement the Acts, including promulgating a substantial number of new and potentially more onerous regulations that may affect our business. Further, there is resistance to expansion at the state level, largely due to budgetary pressure. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the Federal or state level, or the effect that any future legislation or regulation, or even the pending litigation challenging the Acts, will have on our business or our growth opportunities. Although we believe the Acts will provide us with significant opportunity, the enacted reforms, as well as future regulations, legislative changes and judicial decisions may in fact have a material adverse effect on our results of operations, financial position or liquidity.

The Acts also include the imposition of a significant new non-deductible Federal premium-based assessment and other assessments on health insurers. If this Federal premium-based assessment is imposed as enacted, and if the cost of the Federal premium-based assessment is not included in the calculation of our premium rates, or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and liquidity may be materially adversely affected.

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

Opportunities for Future Membership Growth

Medicare Advantage

In June 2010, we received approval from the Centers for Medicare & Medicaid Services (“CMS”) to add Tarrant County to our Medicare Advantage service area in Texas, and to add Rutherford County to our Medicare Advantage service area in Tennessee. In addition, CMS approved expansion of our Medicare Advantage plans to cover traditional Medicare beneficiaries in addition to the existing special needs beneficiaries already covered in Texas, Tennessee and New Mexico. These approvals allowed us to begin serving Medicare members in the expanded areas effective January 1, 2011. We can give no assurance that our entry into these service areas will be favorable to our results of operations, financial position or cash flows in future periods.

Texas

In May 2010, HHSC announced that our Texas health plan was selected through a competitive procurement to expand health care coverage to seniors and people with disabilities in the six-county service area surrounding Fort Worth, Texas. AMERIGROUP Texas, Inc. began serving approximately 27,000 STAR+PLUS members in that service area on February 1, 2011, a portion of which were previously our members under an ASO contract. We are one of two health plans awarded this expansion contract; however we are currently serving all STAR+PLUS members in the Fort Worth market while the other health plan completes its readiness review. If and when that second plan becomes operational, the members will be provided the opportunity to choose between health plans.

HHSC is currently drafting a request for proposal (“RFP”) for the re-bid of its entire managed care program in the State of Texas. We expect the RFP to include the addition of new service areas and new product opportunities in existing service areas, resulting in a significant increase to the size and scope of the State’s managed care program. We anticipate that the release of the RFP and HHSC’s selection of vendors under the new contract will occur sometime in 2011 with details regarding implementation dates dependent on the timing of the award. If we are not awarded this contract through the re-bidding process, our results of operations, financial position or cash flows in future periods could be materially and adversely affected.

Georgia

Our Temporary Assistance for Needy Families (“TANF”) and CHIP contract with the State of Georgia expires June 30, 2011, with the State’s option to renew the contract for one additional one-year term. The State has notified us of its intent to renew our contract effective July 1, 2011 and to amend our existing contract to include an option to renew for two additional one-year terms.

Other Market Updates

Tennessee

On March 1, 2010, our Tennessee health plan began offering long-term care services to existing members through the State’s TennCare CHOICES program. The program, created as a result of the Long Term Care Community Choices Act of 2008, is an expansion program offered through amendments to existing Medicaid managed care contracts. TennCare CHOICES focuses on promoting independence, choice, dignity and quality of life for long-term care Medicaid managed care recipients by offering members the option to live in their own homes while receiving long-term care and other medical services.

New Jersey

On March 1, 2010, our New Jersey health plan completed the previously announced acquisition of the Medicaid contract rights and rights under certain provider agreements of UHP for $13.4 million. At December 31, 2010, we served approximately 134,000 members in the State of New Jersey.

Contingencies

Florida Medicaid Contract Dispute

Under the terms of the Medicaid contracts with the Florida Agency for Health Care Administration (“AHCA”), managed care organizations are required to have a process to identify members who are pregnant, or the newborns of members, so that the newborn can be enrolled as a member of the health plan as soon as possible after birth. This process is referred to as the “Unborn Activation Process.”

Beginning in July 2008, AMERIGROUP Florida, Inc. received a series of letters from the Florida Office of the Inspector General (“IG”) and AHCA stating that AMERIGROUP Florida, Inc. had failed to comply with the Unborn Activation Process in each and every instance during the period from July 1, 2004 through December 31, 2007 and, as a result, AHCA had paid approximately $10.6 million in Medicaid fee-for-service claims that should have been paid by AMERIGROUP Florida, Inc. The letters requested that AMERIGROUP Florida, Inc. provide documentation to evidence its compliance with the terms of the contract with AHCA with respect to the Unborn Activation Process. It is our belief that AHCA and the IG sent similar letters to the other Florida Medicaid managed care organizations during this time period.

In October 2008, AMERIGROUP Florida, Inc. submitted its response to the letters. In July 2009, AMERIGROUP Florida, Inc. received another series of letters from the IG and AHCA stating that, based on a review of the AMERIGROUP Florida, Inc.’s response, they had determined that AMERIGROUP Florida, Inc. did not comply with the Unborn Activation Process and assessed fines against AMERIGROUP Florida, Inc. in the amount of two thousand, five hundred dollars per newborn for an aggregate amount of approximately $6.0 million. The letters further reserved AHCA’s right to pursue collection of the amount paid for the fee-for-service claims. AMERIGROUP Florida, Inc. appealed these findings and submitted documentation to evidence its compliance with, and performance under, the Unborn Activation Process requirements of the contract. On January 14, 2010, AMERIGROUP Florida, Inc. appealed AHCA’s contract interpretation to the Florida Deputy Secretary of Medicaid that the failure to utilize the Unborn Activation Process for each and every newborn could result in fines. In February 2010, AMERIGROUP Florida, Inc. received another series of letters from the IG and AHCA revising the damages from $10.6 million to $3.2 million for the fee-for-service claims that AHCA believed they paid. The revised damages included an offset of premiums that would have been paid for the dates of service covered by the claims. The letters also included an updated fine amount which was not materially different from the prior letters.

On May 26, 2010, the Florida Deputy Secretary of Medicaid denied AMERIGROUP Florida, Inc.’s contract interpretation appeal. Following the denial, in June 2010, AMERIGROUP Florida, Inc. received another series of letters from AHCA assessing fines in the amount of two thousand, five hundred dollars per newborn for an aggregate amount of approximately $6.0 million.

As a result of discussions with the IG and AHCA, in December 2010, AMERIGROUP Florida, Inc. and AHCA entered into a confidential settlement agreement resolving and releasing all claims related to the Unborn Activation Process during the period from July 1, 2004 through December 31, 2007. The settlement, which is included in the accompanying audited Consolidated Financial Statements, was not material to our financial position, results of operations or liquidity.

Georgia Letter of Credit

Effective July 1, 2010, we renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009 in an aggregate principal amount of approximately $17.4 million, to meet certain obligations under our Medicaid contract in the State of Georgia through our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through cash held by AMGP Georgia Managed Care Company, Inc.

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

Discussion of Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our audited Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates and the differences could be significant. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

We generate revenues primarily from premiums and administrative services only (“ASO”) fees we receive from the states in which we operate to arrange for health care services for our TANF, CHIP, aged, blind and disabled (“ABD”) and FamilyCare members. We receive premiums from CMS for our Medicare Advantage members. We recognize premium and ASO fee revenue during the period in which we are obligated to provide services to our members. A fixed amount per member per month (“PMPM”) is paid to us to arrange for health care services for our members pursuant to our contracts in each of our markets. These premium payments are based upon eligibility lists produced by the government agencies with whom we contract. Errors in this eligibility determination on which we rely can result in positive and negative revenue adjustments to the extent this information is adjusted by the state. Adjustments to eligibility data received from these government agencies result from retroactive application of enrollment or disenrollment of members or classification changes of members between rate categories that were not known by us in previous months due to timing of the receipt of data or errors in processing by the government agencies. These changes, while common, are not generally large. Retroactive adjustments to revenue for corrections in eligibility data are recorded in the period in which the information becomes known. We estimate the amount of outstanding retroactivity each period and adjust premium revenue accordingly, if appropriate.

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

Estimating Health Benefits Expense and Claims Payable

Medical claims payable, representing 45.7% of our total consolidated liabilities as of December 31, 2010, consist of actual claims reported but not paid and estimates of health care services incurred but not reported (“IBNR”). Included in this liability and the corresponding health benefits expense for IBNR claims are the estimated costs of processing such claims. Health benefits expense has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses.

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

In developing our medical claims payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For mature incurred months (generally the months prior to the most recent three months), we calculate completion factors using an analysis of claim adjudication patterns over the most recent 12-month period. A completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated as of the date of estimation. We apply the completion factors to actual claims adjudicated-to-date in order to estimate the expected amount of ultimate incurred claims for those months. Actuarial estimates of claim liabilities are determined by subtracting the actual paid claims from the estimate of ultimate incurred claims.

We do not believe that completion factors are fully credible for estimating claims incurred for the most recent two-to-three months which constitute the majority of the amount of the medical claims payable. Accordingly, we estimate health benefits expense incurred by applying observed medical cost trend factors to medical costs incurred in a more complete time period. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months for which more complete claim data is available. Assumptions for known changes in hospital authorization data, provider contracting changes, changes in benefit levels, age and gender mix of members, and seasonality are also incorporated into the most recent incurred estimates. The incurred estimates resulting from the analysis of completion factors, medical cost trend factors and other known changes are weighted together using actuarial judgment.

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

Completion factors and medical cost trends are the most significant factors we use in developing our medical claims payable estimates. The following tables illustrate the sensitivity of these factors and the estimated potential impact on our medical claims payable estimates for those periods as of December 31, 2010:

Completion Factor	Increase (Decrease) in	Medical Claims Trend	Increase (Decrease) in
(Decrease) Increase in Factor	Medical Claims Payable(1)	Increase (Decrease) in Factor	Medical Claims Payable(2)
	(In millions)		(In millions)

(0.75)%	$73.5	10.0%	$16.0
(0.50)%	$49.0	5.0%	$8.1
(0.25)%	$24.5	2.5%	$4.1
0.25%	$(24.5)	(2.5)%	$(4.1)
0.50%	$(49.0)	(5.0)%	$(8.1)
0.75%	$(73.5)	(10.0)%	$(16.0)

(1)	Reflects estimated potential changes in health benefits expense and medical claims payable caused by changes in completion factors used in developing medical claims payable estimates for older periods, generally periods prior to the most recent three months.

(2)	Reflects estimated potential changes in health benefits expense and medical claims payable caused by changes in medical costs trend data used in developing medical claims payable estimates for the most recent three months.

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

The following table presents the components of the change in medical claims payable for the three years ended December 31 (in thousands):

	2010	2009	2008

Medical claims payable as of January 1	$529,036	$536,107	$541,173
Health benefits expenses incurred during the year:
Related to current year	4,828,321	4,492,590	3,679,107
Related to prior years	(106,215)	(85,317)	(60,846)

Total incurred	4,722,106	4,407,273	3,618,261
Health benefits payments during the year:
Related to current year	4,359,216	4,007,789	3,197,732
Related to prior years	381,251	406,555	425,595

Total payments	4,740,467	4,414,344	3,623,327

Medical claims payable as of December 31	$510,675	$529,036	$536,107

Current year medical claims paid as a percent of current year health benefits expenses incurred	90.3%	89.2%	86.9%

Health benefits expenses incurred related to prior years as a percent of prior year medical claims payable as of December 31	(20.1)%	(15.9)%	(11.2)%

Health benefits expenses incurred related to prior years as a percent of the prior year’s health benefits expenses related to current year	(2.4)%	(2.3)%	(1.9)%

Health benefits expense incurred during the year, was reduced by approximately $106.2 million, $85.3 million and $60.8 million in the years ended December 31, 2010, 2009 and 2008, respectively, for amounts related to prior years. As noted above, the actuarial standards of practice generally require that the liabilities established for IBNR be sufficient to cover obligations under an assumption of moderately adverse conditions. We did not experience moderately adverse conditions in any of these periods. Therefore, included in the amounts related to prior years are approximately $32.2 million, $34.4 million and $37.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to amounts included in the medical claims payable as of January 1 of each respective year in order to establish the liability at a level adequate for moderately adverse conditions.

The remaining reduction in health benefits expense incurred during the year, related to prior years, of approximately $74.0 million, $50.9 million and $23.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, primarily resulted from obtaining more complete claims information for claims incurred for dates of service in the prior years. We refer to these amounts as net reserve development. We experienced lower medical trend than originally estimated due to moderating medical trends lower than previously estimated and to claims processing initiatives that yielded increased claim payment recoveries and coordination of benefits in 2010, 2009 and 2008 related to prior year dates of services for all periods. These factors also caused our actuarial estimates to include faster completion factors than were originally established. The faster completion factors contributed to the net favorable reserve development in each respective period.

Establishing the liabilities for IBNR associated with health benefits expense incurred during a year related to that current year, at a level sufficient to cover obligations under an assumption of moderately adverse conditions, will cause incurred health benefits expense for that current year to be higher than if IBNR was established without sufficiency for moderately adverse conditions. In the above table, the health benefits expense incurred during the year related to the current year includes an assumption to cover moderately adverse conditions.

Also included in medical claims payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to contracted providers under risk-sharing arrangements. These estimates are established through analysis of claims payment data, contractual provisions and state or Federal regulations, as applicable. Differences in interpretation of appropriate payment levels and the methods under which these liabilities are resolved cause these estimates to be subject to revision in future periods.

Premium Deficiency Reserves

In addition to incurred but not paid claims, the liability for medical claims payable includes reserves for premium deficiencies, if appropriate. We review each state Medicaid and Federal Medicare contract under which we operate on a quarterly basis for any apparent premium deficiency. In doing so, we evaluate current medical cost trends, expected premium rate changes and termination clauses to determine our exposure to future losses, if any. Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums and investment income on existing medical insurance contracts. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. We did not have any premium deficiency reserves at December 31, 2010.

Income Taxes

We account for income taxes in accordance with current accounting guidance as prescribed under U.S. generally accepted accounting principles. On a quarterly basis, we estimate our required tax liability based on enacted tax rates, estimates of book-to-tax differences in income, and projections of income that will be earned in each taxing jurisdiction. Deferred tax assets and liabilities representing the tax effect of temporary differences between financial reporting net income and taxable income are measured at the tax rates enacted at the time the deferred tax asset or liability is recorded.

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

In addition, we are periodically audited by state and Federal taxing authorities and these audits can result in proposed assessments. We believe that our tax positions comply with applicable tax law and, as such, will vigorously defend these positions on audit. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. Although the ultimate resolution of these audits may require additional tax payments, we do not anticipate any material impact to earnings.

The qui tam litigation settlement payment we made in 2008 had a significant impact on tax expense and the effective tax rates for 2008 and 2009 due to the fact that a portion of the settlement payment is not deductible for income tax purposes. At December 31, 2008, the estimated tax benefit associated with the qui tam litigation settlement payment was approximately $34.6 million. In June 2009, we recorded an additional $22.4 million tax benefit regarding the tax treatment of the qui tam litigation settlement under an agreement in principle with the Internal Revenue Service (“IRS”) which was formalized through a pre-filing agreement with the IRS in September 2009. The pre-filing agreement program permits taxpayers to resolve tax issues in advance of filing their corporate income tax returns. We do not anticipate that there will be any further material changes to the tax benefit associated with this litigation settlement in future periods.

For further information, please reference Note 13 to our audited Consolidated Financial Statements as of and for the year ended December 31, 2010 included in Item 8. of this Form 10-K.

Investments

As of December 31, 2010, we had investments with a carrying value of $984.0 million, primarily held in marketable debt securities. Our investments are classified as available-for-sale and are recorded at fair value. We exclude gross unrealized gains and losses on available-for-sale investments from earnings and report unrealized gains or losses, net of income tax effects, as a separate component in stockholders’ equity. We continually monitor the difference between the cost and fair value of our investments. As of December 31, 2010, our investments had gross unrealized gains of $4.6 million and gross unrealized losses of $3.6 million. We evaluate investments for impairment considering the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and our intent to sell the security or the likelihood that we will be required to sell the security before recovery of the entire amortized cost. For debt securities, if we intend to either sell or determine that we will more likely than not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the debt security, we recognize the entire impairment in earnings. If we do not intend to sell the debt security and we determine that we will not more likely than not be required to sell the debt security but we do not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other causes, which are recognized in accumulated other comprehensive income. New information and the passage of time can change these judgments. We manage our investment portfolio to limit our exposure to any one issuer or market sector, and largely limit our investments to U.S. government and agency securities; state and municipal securities; and corporate debt obligations, substantially all of investment grade quality. As of December 31, 2010, our investments included securities with an auction reset feature (“auction rate securities”) issued by student loan corporations established by various state governments. Since early 2008, auctions for these auction rate securities have failed, significantly decreasing our ability to liquidate these securities prior to maturity. As we cannot predict the timing of future successful auctions, if any, our auction rate securities are classified as available-for-sale and are carried at fair value within long-term investments. We currently believe that the net unrealized loss position that remains at December 31, 2010 on our auction rate securities portfolio is primarily due to liquidity concerns and not the creditworthiness of the underlying issuers. We currently have the intent to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments.

Goodwill and Intangible Assets

The valuation of goodwill and intangible assets at acquisition requires assumptions regarding estimated discounted cash flows and market analyses. These assumptions contain uncertainties because they require management to use judgment in selecting the assumptions and applying the market analyses to the individual acquisitions. Additionally, impairment evaluations require management to use judgment to determine if impairment of goodwill and intangible assets is apparent. We have applied a consistent methodology in both the original valuation and subsequent impairment evaluations for all goodwill and intangible assets. We do not anticipate any changes to that methodology, nor has any impairment loss resulted from our analyses other than that recognized in connection with discontinued operations in West Tennessee and the District of Columbia in 2008. Based on our analysis, we have concluded that a significant margin of fair value in excess of the carrying value of goodwill and other intangibles exists as of December 31, 2010. If the assumptions used to evaluate the value of goodwill and intangible assets change in the future, an impairment loss may be recorded and it could be material to our results of operations in the period in which the impairment loss occurs.

Results of Operations

The following table sets forth selected operating ratios for the years ended December 31, 2010, 2009 and 2008. All ratios, with the exception of the HBR, are shown as a percentage of total revenues.

	Years Ended December 31,
	2010	2009	2008

Premium revenue	99.6%	99.4%	98.4%
Investment income and other	0.4	0.6	1.6

Total revenues	100.0%	100.0%	100.0%

Health benefits expenses(1)	81.6%	85.4%	82.9%
Selling, general and administrative expenses	7.8%	7.6%	9.8%
Income (loss) before income taxes	7.5%	3.9%	(0.1)%
Net income (loss)	4.7%	2.9%	(1.3)%

(1)	HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Summarized comparative financial information for the years ended December 31, 2010, 2009 and 2008 are as follows (dollars in millions, except per share data; totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal):

	Years Ended December 31,			Years Ended December 31,
			% Change			% Change
	2010	2009	2010-2009	2009	2008	2009-2008

Revenues:
Premium	$5,783.5	$5,159.0	12.1%	$5,159.0	$4,366.4	18.2%
Investment income and other	22.8	29.1	(21.5)%	29.1	71.4	(59.3)%

Total revenues	5,806.3	5,188.1	11.9%	5,188.1	4,437.7	16.9%
Expenses:
Health benefits	4,722.1	4,407.3	7.1%	4,407.3	3,618.3	21.8%
Selling, general and administrative	452.1	394.1	14.7%	394.1	435.9	(9.6)%
Premium tax	143.9	134.3	7.2%	134.3	93.8	43.2%
Depreciation and amortization	35.0	34.7	0.9%	34.7	37.4	(7.1)%
Litigation settlement	—	—	—	—	234.2	*
Interest	16.0	16.3	(1.6)%	16.3	20.5	(20.7)%

Total expenses	5,369.1	4,986.7	7.7%	4,986.7	4,440.0	12.3%

Income (loss) before income taxes	437.2	201.4	117.0%	201.4	(2.3)	*
Income tax expense	163.8	52.1	214.2%	52.1	54.4	(4.1)%

Net income (loss)	$273.4	$149.3	83.1%	$149.3	$(56.6)	*

Diluted net income (loss) per common share	$5.40	$2.85	89.5%	$2.85	$(1.07)	*

*	Not meaningful

Revenues

Premium Revenue

Premium revenue for the year ended December 31, 2010 increased $624.5 million, or 12.1%, to $5.8 billion from $5.2 billion for the year ended December 31, 2009. Premium revenue for the year ended December 31, 2009 increased $792.6 million, or 18.2%, from $4.4 billion for the year ended December 31, 2008. The increase in both periods was due in part to significant increases in full-risk membership across the majority of our existing products and markets. These membership increases are partially due to continuing high levels of unemployment and the generally adverse macroeconomic environment driving increases in the number of people eligible for publicly funded health care programs. We expect membership increases to continue into 2011 at moderating levels. Premium revenue for the year ended December 31, 2010 also increased as a result of our entry into the Tennessee TennCare CHOICES program and our acquisition of the Medicaid contract rights from UHP in the State of New Jersey, both occurring in March 2010, as well as from premium rate and mix changes. These increases were offset in part by our decision to exit the ABD program in the Southwest region of Ohio as well as the State’s election to remove pharmacy coverage from the benefit package, both effective February 2010.

Premium revenue for the year ended December 31, 2009 as compared to the year ended December 31, 2008 also increased as a result of our completion of a full statewide rollout under New Mexico’s Coordination of Long-Term Services (“CoLTS”) program in April 2009, which began with six counties in August 2008, as well as our entry into the Nevada market in February 2009.

The following table sets forth the approximate number of members we served in each state as of December 31, 2010, 2009 and 2008. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	December 31,
Market	2010	2009	2008

Texas(1)	559,000	505,000	455,000
Georgia	266,000	249,000	206,000
Florida	263,000	236,000	237,000
Tennessee	203,000	195,000	187,000
Maryland	202,000	194,000	169,000
New Jersey	134,000	118,000	105,000
New York	109,000	114,000	110,000
Nevada	79,000	62,000	—
Ohio	55,000	60,000	58,000
Virginia	40,000	35,000	25,000
New Mexico	21,000	20,000	11,000
South Carolina(2)	—	—	16,000

Total	1,931,000	1,788,000	1,579,000

(1)	Membership includes approximately 14,000 and 13,000 members under an ASO contract as of December 31, 2010 and 2009, respectively. There was no ASO contract in effect as of December 31, 2008.

(2)	The contract with South Carolina terminated March 1, 2009 concurrent with the sale of our rights under the contract.

Total membership as of December 31, 2010 increased by 143,000 members, or 8.0%, to 1,931,000 members from 1,788,000 as of December 31, 2009. Total membership as of December 31, 2009 increased by 209,000 members, or 13.2%, from 1,579,000 members as of December 31, 2008. Our risk membership as of December 31, 2010 increased by 142,000 members, or 8.0%, to 1,917,000 members from 1,775,000 as of December 31, 2009. Our risk membership as of December 31, 2009 increased by 196,000 members, or 12.4%, from 1,579,000 as of December 31, 2008.

The increase in both periods was primarily a result of membership growth in the majority of our products and markets driven by a surge in Medicaid eligibility, which we believe was driven by high unemployment and general adverse economic conditions. Membership as of December 31, 2010 also increased as a result of our March 2010 acquisition of the Medicaid contract rights from UHP to provide services to additional members in the State of New Jersey. Membership as of December 31, 2009 also increased as a result of our entry into the Nevada market in February 2009 and the commencement of the CoLTS program in New Mexico in August 2008.

At December 31, 2010, we served members who received health care benefits through contracts with the regulatory entities in the jurisdictions in which we operate. For the year ended December 31, 2010, our Texas contract represented approximately 23% of premium revenues and our Tennessee, Georgia and Maryland contracts represented approximately 15%, 12%, and 11% of premium revenues, respectively. Our state contracts have terms that are generally one- to two-years in length, some of which contain optional renewal periods at the discretion of the individual states. Some contracts also contain a termination clause with notification periods ranging from 30 to 180 days. At the termination of these contracts, re-negotiation of terms or the requirement to enter into a re-bidding or reprocurement process is required to execute a new contract. If these contracts were not renewed on favorable terms to us, our financial position, results of operations or cash flows could be materially adversely affected.

Investment Income and Other

Our investment portfolio generated approximately $17.2 million, $22.4 million and $50.9 million in pre-tax income for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in each period is primarily a result of decreasing rates of return on fixed income securities due to current market interest rates. We anticipate that our effective yield will remain at or below the current rate as of December 31, 2010 for the foreseeable future, which will result in similar or reduced returns on our investment portfolio in future periods. The performance of our investment portfolio is interest rate driven and, consequently, changes in interest rates affect our returns on, and the fair value of, our portfolio which can materially affect our results of operations or liquidity in future periods.

Other revenue for the year ended December 31, 2010, decreased $1.1 million to $5.6 million compared to $6.7 million for the year ended December 31, 2009. Other revenue for the year ended December 31, 2009 decreased $13.8 million from $20.5 million for the year ended December 31, 2008. Included in other revenue for the year ended December 31, 2010 is a $4.0 million gain on the sale of certain trademarks. Included in other revenue for the year ended December 31, 2009 is a $5.8 million gain on the sale of the South Carolina contract rights. Included in other revenue for the year ended December 31, 2008 is the ASO revenue from the West Tennessee contract which concluded October 31, 2008.

Health Benefits Expense

Expenses relating to health benefits for the year ended December 31, 2010, increased $314.8 million, or 7.1%, to $4.7 billion compared to $4.4 billion for the year ended December 31, 2009. Our HBR decreased to 81.6% for the year ended December 31, 2010 compared to 85.4% for the prior year. The decrease in health benefits expense as it compares to premium revenue for the year ended December 31, 2010 resulted primarily from moderating cost trends for current and prior periods, the latter of which generated revisions of estimates related to prior periods. In addition, we believe a less severe winter flu season and lower utilization of health services due to severe winter weather in some of our markets favorably impacted the ratio. HBR was also favorably impacted by the net effect of premium rate changes in connection with annual contract renewals.

Expenses relating to health benefits for the year ended December 31, 2009 increased $789.0 million, or 21.8% compared to that for the year ended December 31, 2008. The HBR for the year ended December 31, 2009 was 85.4% compared to 82.9% in 2008. Our 2009 results compared to 2008 reflect an increase in the HBR primarily as a result of increased outpatient costs experienced across the majority of our markets and membership base. The surge in membership in 2009 resulted in increased utilization and intensity of services, particularly as it relates to emergency room services, ambulatory services and physician services. Historical experience indicates that new members generally utilize more services during the first two months of enrollment. Our 2009 results also reflect a significant increase in flu-related costs directly related to the onset of a severe off-season flu outbreak associated with the H1N1 virus, which has been noted to be particularly virulent among children, pregnant women, and other high-risk populations, all of whom together represent a significant portion of our membership. Additionally, our entry into the New Mexico market, with a higher HBR due to the benefit structure of the CoLTS program, contributed to the increase in HBR overall. In total, the increases in health benefits expense exceeded growth in premium revenues, thereby negatively impacting HBR for the year ended December 31, 2009.

Selling, General and Administrative Expenses

SG&A increased $58.0 million, or 14.7%, to $452.1 million for the year ended December 31, 2010 compared to $394.1 million for the year ended December 31, 2009. Our SG&A to total revenues ratio for the year ended December 31, 2010 was 7.8% compared to 7.6% in 2009. The increase in SG&A is primarily a result of increased salary and benefits expenses due to increased variable compensation accruals as a result of our operating performance for 2010 as well as moderate wage, benefits and workforce increases over the prior year. Our SG&A ratio remained relatively stable as the increased expense levels were matched by leverage gained through increased premium revenues.

SG&A decreased $41.8 million, or 9.6%, for the year ended December 31, 2009 compared to 2008. Our SG&A to total revenues ratio for the year ended December 31, 2009 was 7.6% compared to 9.8% in 2008. The decrease in the SG&A ratio in 2009 compared to 2008 is primarily a result of reductions in salary and benefits expenses due to lower variable compensation accruals related to our operating results in 2009. The decrease in the SG&A ratio is also the result of leverage gained through an increase in premium revenue through new market expansion and existing market growth and the termination of our ASO contract in West Tennessee in October 2008.

Premium Tax Expense

Premium taxes increased $9.6 million, or 7.2%, to $143.9 million for the year ended December 31, 2010 compared to $134.3 million for the year ended December 31, 2009. The increase in premium tax expense in 2010 compared to 2009 is attributable to increased premium revenues in the State of Tennessee primarily as a result of our entry into the TennCare CHOICES program in March 2010 and a premium tax rate increase in Tennessee effective July 2009. Additionally, premium revenue growth in the majority of other markets where premium tax is levied contributed to the increase. These factors were partially offset by the termination of premium tax in the State of Georgia in October 2009 which was subsequently reinstated at a lower rate in July 2010.

Premium taxes increased $40.5 million, or 43.2%, for the year ended December 31, 2009 compared to 2008. The increase in premium tax expense in 2009 compared to 2008 is a result of the commencement of the CoLTS program in New Mexico in August 2008, entry into Nevada in February 2009, adoption of premium tax in the State of New York effective January 2009, a premium tax rate increase in Tennessee effective July 2009 and growth in premium revenues across all markets where premium tax is levied. These increases were partially offset by the suspension of premium tax in the State of Georgia in October 2009.

Litigation Settlement

On August 13, 2008, we settled a qui tam litigation relating to certain marketing practices of our former Illinois health plan for a cash payment of $225.0 million without any admission of wrong-doing by us, our subsidiaries or affiliates. We also paid approximately $9.2 million to the relator for legal fees. Both payments were made during the three months ended September 30, 2008. As a result, we recorded a one-time expense in the amount of $234.2 million, or $199.6 million net of the related tax effects, in the year ended December 31, 2008 and reported a net loss. In June 2009, we recorded a $22.4 million tax benefit regarding the tax treatment of the settlement under an agreement in principle with the IRS which was formalized through a pre-filing agreement with the IRS in September 2009. The pre-filing agreement program permits taxpayers to resolve tax issues in advance of filing their corporate income tax returns. We do not anticipate that there will be any further material changes to the tax benefit associated with this settlement in future periods.

Interest Expense

Interest expense was $16.0 million, $16.3 million and $20.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decreases are the result of scheduled and voluntary payments resulting in payment in full of all outstanding balances under our previously maintained Credit Agreement which we terminated in August 2009, as well as fluctuating interest rates for previous borrowings under the Credit Agreement.

Provision for Income Taxes

Income tax expense was $163.8 million, $52.1 million and $54.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The effective tax rate for the year ended December 31, 2010 was 37.5%. The effective tax rate for the year ended December 31, 2009 was significantly decreased due to a pre-filing agreement reached with the IRS in 2009 regarding the tax treatment of the 2008 qui tam litigation settlement payment resulting in an additional tax benefit of $22.4 million over what was recorded in 2008. Excluding the impact of the pre-filing agreement, the effective tax rate for the year ended December 31, 2010 compared to the year ended December 31, 2009 increased as a result of increases in non-deductible expenses as well as an increase in the blended state income tax rate. Additionally, excluding the impact of the tax benefits relating to the pre-filing agreement in 2009 and the settlement payment in 2008, the effective tax rate for the year ended December 31, 2009 decreased from the year ended December 31, 2008 due to a decrease in the blended state income tax rate.

Net Income (Loss)

Net income for 2010 was $273.4 million, or $5.40 per diluted share, compared to net income of $149.3 million, or $2.85 per diluted share in 2009 and a net loss of $56.6 million, or $1.07 per diluted share in 2008. Net income increased from 2009 to 2010 primarily as a result of moderating cost trends for current and prior periods, the latter of which generated revisions of estimates related to prior periods. The increase was also a result of premium growth, primarily driven by membership growth; expansion into the TennCare CHOICES program in the State of Tennessee; premium rate and mix changes; and our acquisition of the Medicaid contract rights from UHP in the State of New Jersey; each without an equal increase in health benefits expense. Net income increased from 2008 to 2009 primarily as a result of the one-time expense recorded in 2008 in connection with the settlement of the qui tam litigation equal to $234.2 million before the related tax benefit.

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, and cash flows from operations. As of December 31, 2010, we had cash and cash equivalents of $763.9 million, short- and long-term investments of $869.2 million and restricted investments on deposit for licensure of $114.8 million. Cash, cash equivalents, and investments which are unregulated totaled $248.6 million at December 31, 2010.

Financing Activities

Convertible Senior Notes

As of December 31, 2010, we had $260.0 million outstanding in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year and mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

Upon conversion of the 2.0% Convertible Senior Notes, we will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, we have the option to settle the excess with cash, shares of our common stock, or a combination thereof based on a daily conversion value, as defined in the Indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of our common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, if the market price of our common stock exceeds $42.53 we will be obligated to settle, in cash or shares of our common stock at our option, an amount equal to approximately $6.1 million for each dollar in share price that the market price of our common stock exceeds $42.53, or the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes. In periods prior to conversion, the 2.0% Convertible Senior Notes would also have a dilutive impact to earnings if the average market price of our common stock exceeds $42.53 for the period reported. At conversion, the dilutive impact would result if the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes, if any, is settled in shares of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of 2.0% Convertible Senior Notes that elects to convert their 2.0% Convertible Senior Notes in connection with such fundamental change.

Concurrent with the issuance of the 2.0% Convertible Senior Notes, we purchased convertible note hedges covering, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock. The convertible note hedges are expected to reduce the potential dilution upon conversion of the 2.0% Convertible Senior Notes in the event that the market value per share of our common stock, as measured under the convertible note hedges, at the time of exercise is greater than the strike price of the convertible note hedges. Consequently, under the provisions of the convertible note hedges, we are entitled to receive cash or shares of our common stock in an amount equal to the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes from the counterparty to the convertible note hedges.

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, we sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock at an exercise price of $53.77 per share. If the average price of our common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled in shares of our common stock. Consequently, under the provisions of the warrant instruments, if the market price of our common stock exceeds $53.77 at exercise we will be obligated to settle in shares of our common stock an amount equal to approximately $6.1 million for each dollar in share price that the market price of our common stock exceeds $53.77 resulting in a dilutive impact to our earnings. In periods prior to exercise, the warrant instruments would also have a dilutive impact to earnings if the average market price of our common stock exceeds $53.77 for the period reported.

The convertible note hedges and warrants are separate transactions which do not affect holders’ rights under the 2.0% Convertible Senior Notes.

Universal Automatic Shelf Registration

On December 15, 2008, we filed a universal automatic shelf registration statement with the Securities and Exchange Commission which enables us to sell, in one or more public offerings, common stock, preferred stock, debt securities and other securities at prices and on terms to be determined at the time of the applicable offering. The shelf registration provides us with the flexibility to publicly offer and sell securities at times we believe market conditions make such an offering attractive. Because we are a well-known seasoned issuer, the shelf registration statement was effective upon filing. No securities have been issued under the shelf registration.

Share Repurchase Program

Under the authorization of our Board of Directors, we maintain an ongoing share repurchase program. On September 15, 2010, the Board of Directors authorized a $200.0 million increase to the ongoing share repurchase program, bringing the total authorization to $400.0 million. The $400.0 million authorization is for repurchases of our common stock made from and after August 5, 2009. Pursuant to this ongoing share repurchase program, we repurchased 3,748,669 shares of our common stock and placed them into treasury during the year ended December 31, 2010 at an aggregate cost of $138.5 million. As of December 31, 2010, we had remaining authorization to purchase up to an additional $224.3 million of shares of the Company’s common stock under the ongoing share repurchase program.

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

Cash and Investments

Cash provided by operations was $401.9 million for the year ended December 31, 2010 compared to $147.0 million for the year ended December 31, 2009. The increase in cash flows was primarily a result of an increase in net income due to premium revenue growth across the majority of our existing products and markets as well as moderating cost trends for current and prior periods and an increase in cash flows generated from working capital changes. Cash flows generated from working capital changes was $59.2 million for the year ended December 31, 2010 compared to cash used in operating activities for working capital changes of $55.7 million for the year ended December 31, 2009. The increase in cash provided by working capital changes primarily resulted from a net increase in cash provided through changes in accounts payable, accrued expenses, contractual refunds payable and other current liabilities of $105.7 million primarily due to fluctuations in variable compensation accruals which are directly related to our achievement of financial performance goals and changes in the experience rebate accrual under our contract with the State of Texas. The increase in cash provided by working capital changes is further attributable to variability in the timing of receipts of premium from government agencies.

Cash used in investing activities was $80.7 million for the year ended December 31, 2010 compared to $296.6 million for the year ended December 31, 2009. The decrease in cash used in investing activities is due primarily to a decrease in the net purchases of investments of $230.9 million during the year ended December 31, 2010 compared to the year ended December 31, 2009, partially offset by our acquisition of the Medicaid contract rights from UHP for $13.4 million in March 2010. We currently anticipate total capital expenditures for 2011 to be between approximately $35.0 million and $45.0 million related primarily to technological infrastructure development and enhancement of core systems to increase scalability and efficiency.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of December 31, 2010, our investment portfolio consisted primarily of fixed-income securities with a weighted average maturity of approximately twenty-two months. We utilize investment vehicles such as auction rate securities, certificates of deposit, commercial paper, corporate bonds, debt securities of government sponsored entities, Federally insured corporate bonds, money market funds, municipal bonds and U.S. Treasury securities. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted average taxable equivalent yield on consolidated investments as of December 31, 2010 was approximately 0.90%. As of December 31, 2010, we had total cash and investments of approximately $1.7 billion.

The following table shows the types, percentages and average Standard and Poor’s (“S&P”) ratings of our holdings within our investment portfolio at December 31, 2010:

	Portfolio	Average S&P
	Percentage	Rating

Auction rate securities	1.2%	AAA
Cash, bank deposits and commercial paper	4.1%	AAA
Certificates of deposit	8.6%	AAA
Corporate bonds	13.7%	A+
Debt obligations of government sponsored entities, Federally insured corporate bonds and U.S. Treasury securities	21.6%	AAA
Money market funds	33.4%	AAA
Municipal bonds	17.4%	AA+

	100.0%	AA+

As of December 31, 2010, $21.3 million of our investments were comprised of auction rate securities issued by student loan corporations established by various state governments. Since early 2008, auctions for these auction rate securities have failed, significantly decreasing our ability to liquidate these securities prior to maturity. As we cannot predict the timing of future successful auctions, if any, our auction rate securities are classified as available-for-sale and are carried at fair value within long-term investments. The weighted average life of our auction rate securities portfolio, based on the final maturity, is approximately twenty-two years. We currently believe that the $1.4 million net unrealized loss position that remains at December 31, 2010 on our auction rate securities portfolio is primarily due to liquidity concerns and not the creditworthiness of the underlying issuers. We currently have the intent to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments. During the year ended December 31, 2010, certain investments in auction rate securities were sold or called for net proceeds of $39.2 million, resulting in a $0.9 million net realized gain recorded in earnings, excluding the loss on the forward contract expiration of $1.2 million related to certain sales of auction rate securities.

Cash used in financing activities was $63.3 million for the year ended December 31, 2010 compared to $107.7 million for the year ended December 31, 2009. The decrease in cash used in financing activities is primarily due to repayments during 2009 of $44.3 million of borrowings under our previously maintained Credit Agreement, which was terminated effective August 21, 2009. The decrease in cash used in financing activities was further attributable to an increase in the change in bank overdrafts of $43.4 million and an increase in proceeds from employee stock option exercises and stock purchases of $15.8 million, partially offset by an increase in repurchases of our common stock of $68.8 million.

We believe that existing cash and investment balances and cash flow from operations will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at December 31, 2010 was 17.4%. We utilize the debt-to-total capital ratio as a measure, among others, of our leverage and financial flexibility. We believe our current debt-to-total capital ratio allows us flexibility to access debt financing should the need or opportunity arise; however the financial markets have experienced periods of volatility and disruption. Future volatility and disruption is possible and unpredictable. In the event we need access to additional capital, our ability to obtain such capital may be limited and the cost of any such capital will depend on the market condition and our financial position at the time we pursue additional financing.

The principal of our 2.0% Convertible Senior Notes may be repaid with proceeds from debt or equity financing, existing cash and investments, or a combination thereof. If we determine that debt or equity financing is appropriate, our access to these markets may be limited as our results of operations cannot be predicted. Additionally, any disruptions in the credit markets similar to that of the recent recession could further limit our flexibility in planning for, or reacting to, changes in our business and industry and addressing our future capital requirements. Further, to the extent the counterparties to the convertible note hedges are unwilling or unable to fulfill the obligations under the convertible note hedges, our financial condition could be materially adversely affected.

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

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include Health Maintenance Organizations (“HMOs”), one health insuring corporation (“HIC”) and one Prepaid Health Services Plan (“PHSP”). HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of December 31, 2010, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls during 2011 using unregulated cash, cash equivalents and investments. We believe, as a result, that we will continue to be in compliance with these requirements at least through the end of 2011.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs and other entities bearing risk for health care coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from (a) requiring insurers to submit a comprehensive plan to the state insurance commissioner, to (b) requiring the state insurance commissioner to place the insurer under regulatory control. Eight of our eleven states have adopted RBC as the measure of required surplus. At December 31, 2010, our consolidated RBC ratio for these states is estimated to be over 450% which compares to the required level of 200%, the level at which regulatory action would be initiated. In the remaining states, we have approximately four times the state required surplus level.

Contractual Obligations

The following table summarizes our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments at December 31, 2010 (in thousands):

Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter

Long-term obligations	$267,800	$5,200	$262,600	$—	$—	$—	$—
Operating lease obligations	77,074	15,223	13,441	8,848	7,465	6,712	25,385

Total contractual obligations	$344,874	$20,423	$276,041	$8,848	$7,465	$6,712	$25,385

Long-term Obligations.  Long-term obligations include amounts due under our 2.0% Convertible Senior Notes which mature May 15, 2012.

Operating Lease Obligations.  Our operating lease obligations are primarily for payments under non-cancelable office space leases.

Off-Balance Sheet Arrangements

We have no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships. Effective July 1, 2010, we renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009 in an aggregate principal amount of approximately $17.4 million, to meet certain obligations under our Medicaid contract in the State of Georgia through our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through investments held by AMGP Georgia Managed Care Company, Inc. Additionally, certain provisions of our 2.0% Convertible Senior Notes, convertible note hedges and warrant instruments are off-balance sheet arrangements, the details of which are described in Note 9 to our audited Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K.

Commitments

As of December 31, 2010, the Company has no commitments.

Inflation

Although health care cost inflation has stabilized in recent years, the national health care cost inflation rate still significantly exceeds the general inflation rate. We use various strategies to reduce the negative effects of health care cost inflation. Specifically, our health plans try to control medical and hospital costs through contracts with independent providers of health care services. Through these contracted care providers, our health plans emphasize preventive health care and appropriate use of specialty and hospital services.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our audited Consolidated Balance Sheets include a number of assets whose fair values are subject to market risk. Due to our significant investment in fixed-income investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. The financial markets have experienced periods of volatility and disruption, which have impacted liquidity and valuations of many financial instruments. While we do not believe we have experienced material adverse changes in the value of our cash, cash equivalents and investments, disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our results of operations, liquidity, financial position or cash flows.

As of December 31, 2010, substantially all of our investments were in high quality securities that have historically exhibited good liquidity.

The fair value of our fixed-income investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed-income investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time-to-time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of December 31, 2010, an increase of 1.0% in interest rates on securities with maturities greater than one year would reduce the fair value of our fixed-income investment portfolio by approximately $13.6 million. Conversely, a reduction of 1.0% in interest rates on securities with maturities greater than one year would increase the fair value of our fixed-income investment portfolio by approximately $12.2 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1.0% change in interest rates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMERIGROUP Corporation:

We have audited the accompanying consolidated balance sheets of AMERIGROUP Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and consolidated statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERIGROUP Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMERIGROUP Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
Norfolk, Virginia
February 23, 2011

Item 8.	Financial Statements and Supplementary Data

AMERIGROUP Corporation And Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except for per share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$763,946	$505,915
Short-term investments	230,007	137,523
Premium receivables	83,203	104,867
Deferred income taxes	28,063	26,361
Provider and other receivables	32,861	33,083
Prepaid expenses	13,538	8,959
Other current assets	7,083	5,274

Total current assets	1,158,701	821,982
Long-term investments	639,165	711,196
Investments on deposit for licensure	114,839	102,780
Property, equipment and software, net	96,967	101,002
Other long-term assets	13,220	13,398
Goodwill	260,496	249,276

Total assets	$2,283,388	$1,999,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$510,675	$529,036
Accounts payable	7,023	4,685
Unearned revenue	103,067	98,298
Accrued payroll and related liabilities	71,253	37,311
Accrued expenses and other	114,260	77,191
Contractual refunds payable	44,563	12,776

Total current liabilities	850,841	759,297
Long-term convertible debt	245,750	235,104
Deferred income taxes	7,393	8,430
Other long-term liabilities	13,767	12,359

Total liabilities	1,117,751	1,015,190

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; outstanding 48,167,229 and 50,638,474 at December 31, 2010 and 2009, respectively	554	546
Additional paid-in capital	543,611	494,735
Accumulated other comprehensive income	627	1,354
Retained earnings	864,003	590,632

	1,408,795	1,087,267
Less treasury stock at cost (7,759,234 and 3,956,560 shares at December 31, 2010 and 2009, respectively)	(243,158)	(102,823)

Total stockholders’ equity	1,165,637	984,444

Total liabilities and stockholders’ equity	$2,283,388	$1,999,634

See accompanying notes to consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Consolidated Statements of Operations
(Dollars in thousands, except for per share data)

	Years Ended December 31,
	2010	2009	2008

Revenues:
Premium	$5,783,458	$5,158,989	$4,366,359
Investment income and other	22,843	29,081	71,383

Total revenues	5,806,301	5,188,070	4,437,742

Expenses:
Health benefits	4,722,106	4,407,273	3,618,261
Selling, general and administrative	452,069	394,089	435,876
Premium tax	143,896	134,277	93,757
Depreciation and amortization	35,048	34,746	37,385
Litigation settlement	—	—	234,205
Interest	16,011	16,266	20,514

Total expenses	5,369,130	4,986,651	4,439,998

Income (loss) before income taxes	437,171	201,419	(2,256)
Income tax expense	163,800	52,140	54,350

Net income (loss)	$273,371	$149,279	$(56,606)

Net income (loss) per share:
Basic net income (loss) per share	$5.52	$2.89	$(1.07)

Weighted average number of common shares outstanding	49,522,202	51,647,267	52,816,674

Diluted net income (loss) per share	$5.40	$2.85	$(1.07)

Weighted average number of common shares and dilutive potential common shares outstanding	50,608,008	52,309,268	52,816,674

See accompanying notes to consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at January 1, 2008	53,129,928	$532	$444,275	$—	$497,959	25,713	$(872)	$941,894
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	725,232	7	10,241	—	—	—	—	10,248
Compensation expense related to share-based payments	—	—	10,381	—	—	—	—	10,381
Tax benefit related to share-based payments	—	—	2,034	—	—	—	—	2,034
Employee stock relinquished for payment of taxes	(18,770)	—	—	—	—	18,770	(618)	(618)
Common stock repurchases	(1,163,027)	—	—	—	—	1,163,027	(30,647)	(30,647)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(4,022)	—	—	—	(4,022)
Other	—	—	(5)	—	—	—	—	(5)
Net loss	—	—	—	—	(56,606)	—	—	(56,606)

Balances at December 31, 2008	52,673,363	539	466,926	(4,022)	441,353	1,207,510	(32,137)	872,659
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	714,161	7	11,034	—	—	—	—	11,041
Compensation expense related to share-based payments	—	—	15,936	—	—	—	—	15,936
Tax benefit related to share-based payments	—	—	842	—	—	—	—	842
Employee stock relinquished for payment of taxes	(24,161)	—	—	—	—	24,161	(591)	(591)
Employee stock relinquished for stock option exercises	(11,322)	—	—	—	—	11,322	(344)	(344)
Common stock repurchases	(2,713,567)	—	—	—	—	2,713,567	(69,751)	(69,751)
Unrealized gain on held-to-maturity investment portfolio at time of transfer to available-for-sale, net of tax	—	—	—	3,030	—	—	—	3,030
Unrealized gain on available-for-sale securities, net of tax	—	—	—	2,346	—	—	—	2,346
Other	—	—	(3)	—	—	—	—	(3)
Net income	—	—	—	—	149,279	—	—	149,279

Balances at December 31, 2009	50,638,474	546	494,735	1,354	590,632	3,956,560	(102,823)	984,444
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	1,331,429	8	26,458	—	—	—	—	26,466
Compensation expense related to share-based payments	—	—	19,635	—	—	—	—	19,635
Tax benefit related to share-based payments	—	—	3,097	—	—	—	—	3,097
Employee stock relinquished for payment of taxes	(54,005)	—	—	—	—	54,005	(1,795)	(1,795)
Common stock repurchases	(3,748,669)	—	—	—	—	3,748,669	(138,540)	(138,540)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(727)	—	—	—	(727)
Other	—	—	(314)	—	—	—	—	(314)
Net income	—	—	—	—	273,371	—	—	273,371

Balances at December 31, 2010	48,167,229	$554	$543,611	$627	$864,003	7,759,234	$(243,158)	$1,165,637

See accompanying notes to consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$273,371	$149,279	$(56,606)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,048	34,746	37,385
Loss on disposal or abandonment of property, equipment and software	354	585	644
Deferred tax (benefit) expense	(2,262)	818	(288)
Compensation expense related to share-based payments	19,635	15,936	10,381
Convertible debt non-cash interest	10,646	9,974	9,344
Impairment of goodwill	—	—	8,808
Gain on sale of intangible assets	(4,000)	—	—
Gain on sale of contract rights	—	(5,810)	—
Other	9,219	(167)	(441)
Changes in assets and liabilities increasing (decreasing) cash flows from operations:
Premium receivables	21,664	(18,272)	(3,655)
Prepaid expenses, provider and other receivables and other current assets	(10,818)	(2,310)	41,183
Other assets	(691)	(1,146)	788
Claims payable	(18,361)	(7,071)	(5,066)
Accounts payable, accrued expenses, contractual refunds payable and other current liabilities	61,967	(43,758)	5,557
Unearned revenue	4,769	15,710	26,651
Other long-term liabilities	1,408	(1,480)	(409)

Net cash provided by operating activities	401,949	147,034	74,276

Cash flows from investing activities:
Proceeds from sale of trading securities	12,000	5,850	—
Purchase of trading securities	—	—	(17,850)
Proceeds from sale of available-for-sale securities	1,063,119	299,239	121,039
Purchase of available-for-sale securities	(1,104,496)	(648,670)	(78,864)
Proceeds from redemption of held-to-maturity securities	—	273,125	617,025
Purchase of held-to-maturity securities	—	(194,851)	(644,431)
Purchase of property, equipment and software	(29,463)	(29,738)	(37,034)
Proceeds from redemption of investments on deposit for licensure	86,345	72,164	68,404
Purchase of investments on deposit for licensure	(98,737)	(79,574)	(73,897)
Proceeds from sale of intangible assets	4,000	—	—
Proceeds from sale of contract rights	—	5,810	—
Purchase of contract rights and related assets	(13,420)	—	—
Purchase price adjustment received	—	—	1,500
Release of restricted investments held as collateral	—	—	351,318

Net cash (used in) provided by investing activities	(80,652)	(296,645)	307,210

Cash flows from financing activities:
Repayment of borrowings under credit facility	—	(44,318)	(84,028)
Net increase (decrease) in bank overdrafts	40,890	(2,492)	2,192
Payment of capital lease obligations	—	—	(368)
Customer funds administered	4,821	(2,725)	(5,259)
Proceeds from exercise of stock options and employee stock purchases	26,466	10,698	10,248
Repurchase of common stock shares	(138,540)	(69,751)	(30,647)
Tax benefit related to share-based payments	3,097	842	2,034

Net cash used in financing activities	(63,266)	(107,746)	(105,828)

Net increase (decrease) in cash and cash equivalents	258,031	(257,357)	275,658
Cash and cash equivalents at beginning of year	505,915	763,272	487,614

Cash and cash equivalents at end of year	$763,946	$505,915	$763,272

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,380	$6,302	$12,832

Cash paid for income taxes	$169,890	$51,745	$27,977

Supplemental disclosures non-cash information:
Employee stock relinquished for payment of taxes	$(1,795)	$(591)	$(618)

Employee stock relinquished for stock option exercises	$—	$(344)	$—

Transfer of held-to-maturity securities to available-for-sale securities	$—	$424,237	$—

Transfer of held-to-maturity investments on deposit to available-for-sale investments on deposit	$—	$98,458	$—

Unrealized gain on held-to-maturity portfolio at time of transfer to available-for-sale, net of tax	$—	$3,030	$—

Unrealized (loss) gain on available-for-sale securities, net of tax	$(727)	$2,346	$(4,022)

See accompanying notes to consolidated financial statements.

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Dollars in thousands, except for per share data)

(1)	Corporate Organization and Principles of Consolidation

(a)	Corporate Organization

AMERIGROUP Corporation, a Delaware corporation, through its wholly-owned subsidiaries, is a multi-state managed health care company focused on serving people who receive health care benefits through publicly funded health care programs, including Medicaid, Children’s Health Insurance Program (“CHIP”), Medicaid expansion and Medicare Advantage. AMERIGROUP Corporation and its subsidiaries are collectively referred to as “the Company”.

AMERIGROUP Corporation was incorporated in 1994 and began operations of its wholly-owned subsidiaries to develop, own and operate as managed health care companies. The Company operates in one business segment with a single line of business.

(b)	Principles of Consolidation

The audited Consolidated Financial Statements include the financial statements of AMERIGROUP Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, certain reclassifications have been made to prior year amounts on the audited Consolidated Balance Sheets to conform to the current year presentation.

(c)	Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the audited Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period to prepare these audited Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Actual results could differ from those estimates. As discussed in Note 2 (i), these estimates and assumptions are particularly sensitive when recording claims payable and health benefits expenses.

(2)	Summary of Significant Accounting Policies and Practices

(a)	Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash equivalents of $742,141 and $481,585 at December 31, 2010 and 2009, respectively. Cash equivalents at December 31, 2010 consisted of certificates of deposit, commercial paper, corporate bonds, money market funds, municipal bonds, and U.S. Treasury securities. Cash equivalents at December 31, 2009 consisted of certificates of deposit, commercial paper, corporate bonds, debt securities of government sponsored entities, money market funds and municipal bonds.

(b)	Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, premium receivables, provider and other receivables, prepaid expenses, other current assets, claims payable, accounts payable, unearned revenue, accrued payroll and related liabilities, accrued expenses and other current liabilities and contractual refunds payable: These financial instruments are carried at cost which approximates fair value because of the short maturities of these items.

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Cash equivalents, short-term investments, long-term investments, investments on deposit for licensure, cash surrender value of life insurance policies (included in other long-term assets), deferred compensation (included in other long-term liabilities) and the forward contract related to certain auction rate securities (included in other long-term assets at December 31, 2009): Fair values for these items are determined based upon quoted market prices or discounted cash flow analyses.

Convertible Senior Notes: The estimated fair value of the Company’s 2.0% Convertible Senior Notes is determined based upon a quoted market price.

Additional information regarding fair value measurements is included in Note 3, Fair Value Measurements.

(c)	Short- and Long-Term Investments and Investments on Deposit for Licensure

Short- and long-term investments and investments on deposit for licensure at December 31, 2010 and 2009 consisted of investment vehicles such as auction rate securities, certificates of deposit, commercial paper, corporate bonds, debt securities of government sponsored entities, Federally insured corporate bonds, money market funds, municipal bonds and U.S. Treasury securities. The Company considers all investments with original maturities greater than three months but less than or equal to twelve months to be short-term investments. At December 31, 2010, all of the Company’s debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with changes in fair value reported in accumulated other comprehensive income until realized through the sale or maturity of the security or at the time at which an other-than-temporary-impairment is determined.

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

Effective July 1, 2009, the Company began reporting all of the debt securities in its investment portfolio as available-for-sale, other than certain auction rate securities that were subject to a forward contract and continued to be classified as trading securities until sold in 2010. The decision to reclassify the securities as available-for-sale is intended to provide the Company with the opportunity to improve liquidity and increase investment returns through prudent investment management while providing financial flexibility in determining whether to hold those securities to maturity. Additional information regarding the reclassification of debt securities as well as additional information regarding the purchase amount, realized gains, realized losses and fair value for trading securities held at December 31, 2009 is included in Note 4, Short- and Long-Term Investments and Investments on Deposit for Licensure. Additional information regarding the sale of certain auction rate securities that were subject to a forward contract and continued to be classified as trading securities until sold in 2010 is included in Note 3, Fair Value Measurements.

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

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(e)	Software

Software is stated at cost less accumulated amortization. Software is amortized over its estimated useful life of three to ten years, using the straight-line method.

(f)	Other assets

Other assets include cash surrender value of life insurance policies, net amortizable intangible assets acquired in business combinations, debt issuance costs, deposits, cash on deposit for payment of claims under administrative services only (“ASO”) arrangements and at December 31, 2009, forward contract rights related to certain auction rate securities. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

(g)	Goodwill and Other Intangibles

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

(h)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the audited Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the audited Consolidated Balance Sheets. No impairment of long-lived assets was recorded in 2010, 2009 or 2008.

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

(i)	Claims Payable

Accrued health benefits expenses for claims associated with the provision of services to the Company’s members (including hospital inpatient and outpatient services, physician services, pharmacy and other ancillary services) include amounts billed and not paid and an estimate of costs incurred for unbilled services provided. These estimates are principally based on historical payment patterns while taking into consideration variability in those patterns using actuarial techniques. In addition, claims processing costs are accrued based on an estimate of the

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

costs necessary to process unpaid claims. Claims payable are reviewed and adjusted periodically and, as adjustments are made, differences are included in current operations.

(j)	Contractual Refunds Payable

Included in contractual refunds payable is a liability for contractual premium. Our contracts in the States of Maryland, Florida, New Jersey and Virginia contain provisions relating to the amount of profit that can be earned. Depending on the contract, these profit collars are determined based on items such as minimum medical loss ratios or underwriting gain limitations and can be based on a calendar year or a state fiscal year basis. Medical loss ratio calculations typically limit the medical expenses as a percentage of revenue to a predetermined contractual percentage. Underwriting gain limitations limit the income before taxes and investment income to a predetermined percentage. Accruals for these refunds payable are reflected as reductions to premium revenue. Any adjustment made to the estimated liability as a result of final settlement is included in current operations.

Experience rebate payable, included in contractual refunds payable, consists of estimates of amounts due under contracts with the State of Texas. These amounts are computed based on a percentage of the contract profits as defined in the contract with the State. The profitability computation includes premium revenue earned from the State less paid medical and administrative costs incurred and estimated unpaid claims payable for the applicable membership. The unpaid claims payable estimates are based on historical payment patterns using actuarial techniques. A final settlement is generally made 334 days after the contract period ends using paid claims data and is subject to audit by the State of Texas any time thereafter. Accruals for this rebate payable is reflected as a reduction in premium revenue. Any adjustment made to the experience rebate payable as a result of final settlement is included in current operations.

(k)	Premium Revenue

Premium revenue is recorded based on membership and premium information from each government agency with whom the Company contracts to provide services. Premiums are due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to members. Premium payments from contracted government agencies are based on eligibility lists produced by the government agencies. Adjustments to eligibility lists produced by the government agencies result from retroactive application of enrollment or disenrollment of members or classification changes between rate categories. The Company estimates the amount of retroactive premium owed to or from the government agencies each period and adjusts premium revenue accordingly. In all of the states in which the Company operates, except Florida, New Mexico, Tennessee and Virginia, the Company is eligible to receive supplemental payments for newborns and/or obstetric deliveries. In some states, the level of payment is determined based on the health status of the newborn. Each state contract is specific as to what is required before payments are generated. Upon delivery of a newborn, each state is notified according to the contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to the Company’s member. Additionally, in some states, supplemental payments are received for certain services such as high cost drugs and early childhood prevention screenings. Any amounts that have been earned and have not been received from the state by the end of the period are recorded on the balance sheet as premium receivables.

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

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(l)	Stop-Loss Coverage

Stop-loss premiums, net of recoveries, are included in health benefits expense in the accompanying audited Consolidated Statements of Operations.

(m)	Stock-Based Compensation

Stock-based compensation expense related to share-based payments are recorded in accordance with GAAP, whereby it is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally quarterly over four years.

(n)	Premium Tax

Taxes based on premium revenues are currently paid by all of the Company’s health plan subsidiaries except in the States of Florida and Virginia. The State of Georgia repealed its premium tax levy effective October 1, 2009 which was subsequently reinstated at a lower rate in July 2010. As of December 31, 2010, premium taxes range from 1.75% to 7.50% of premium revenue or are calculated on a per member per month basis.

(o)	Income Taxes

The Company accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the Company realizes such amounts. On a quarterly basis, the Company’s tax liability is estimated based on enacted tax rates, estimates of book-to-tax differences in income, and projections of income that will be earned in each taxing jurisdiction.

After tax returns for the applicable year are filed, the estimated tax liability is adjusted to the actual liability per the filed state and Federal tax returns. Historically, the Company has not experienced significant differences between its estimates of tax liability and its actual tax liability.

Similar to other companies, the Company sometimes faces challenges from the tax authorities regarding the amount of taxes due. Positions taken on the tax returns are evaluated and benefits are recognized only if it is more likely than not that the position will be sustained on audit. Based on the Company’s evaluation of its tax positions, it is believed that potential tax exposures have been recorded appropriately.

In addition, the Company is periodically audited by state and Federal tax authorities and these audits can result in proposed assessments. The Company believes that its tax positions comply with applicable tax law and, as such, will vigorously defend its positions on audit. The Company believes that it has adequately provided for any reasonable foreseeable outcome related to these matters. Although the ultimate resolution of these audits may require additional tax payments, it is not anticipated that any additional tax payments would have a material impact to earnings.

The qui tam litigation settlement payment in 2008 (see Note 13) had a significant impact on tax expense and the effective tax rates for 2009 and 2008 due to the fact that a portion of the settlement payment is not deductible for income tax purposes. At December 31, 2008, the estimated tax benefit associated with the qui tam settlement payment was $34,566. In 2009, the Company recorded an additional $22,449 tax benefit under a pre-filing agreement with the Internal Revenue Service (“IRS”). The pre-filing agreement program permits taxpayers to resolve tax issues in advance of filing their corporate income tax returns. The Company does not anticipate that there will be any further material changes to the tax benefit associated with this litigation settlement in future periods.

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Intangibles — Goodwill and Other

In December 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance related to performing the goodwill impairment test for reporting units with zero or negative carrying amounts. The new guidance eliminates an entity’s ability to assert that it does not need to perform Step 2 of the goodwill impairment test based solely on the fact that a business unit’s carrying amount is zero or negative. Entities will now be required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists as a result of any adverse qualitative factors. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not anticipate that the adoption of this new guidance will materially impact its financial position, results of operations or cash flows.

Business Combinations

In December 2010, the FASB issued new guidance on business combinations to clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period and to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This new guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Future acquisitions will be accounted for under this guidance.

(r)	Risks and Uncertainties

The Company’s profitability depends in large part on accurately predicting and effectively managing health benefits expense. The premium and benefit structure is continually reviewed to reflect the underlying claims experience and revised actuarial data; however, several factors could adversely affect the health benefits expense. Certain of these factors, which include changes in health care practices, cost trends, inflation, new technologies, major epidemics or pandemics, natural disasters and malpractice litigation, are beyond any health plan’s control and could adversely affect the Company’s ability to accurately predict and effectively control health care costs. Costs in excess of those anticipated could have a material adverse effect on the Company’s results of operations.

At December 31, 2010, the Company served members who received health care benefits through contracts with the regulatory entities in the jurisdictions in which it operates. For the year ended December 31, 2010, the Texas contract represented approximately 23% of premium revenues and the Tennessee, Georgia and Maryland contracts represented approximately 15%, 12% and 11% of premium revenues, respectively. The Company’s state contracts have terms that are generally one- to two-years in length, some of which contain optional renewal periods at the discretion of the individual state. Some contracts also contain a termination clause with notification periods generally ranging from 30 to 180 days. At the termination of these contracts, re-negotiation of terms or the requirement to enter into a re-bidding or reprocurement process is required to execute a new contract. If these

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

contracts were not renewed on favorable terms to the Company, the Company’s financial position, results of operations or cash flows could be materially adversely affected.

(3)	Fair Value Measurements

Assets and liabilities recorded at fair value in the audited Consolidated Balance Sheets are categorized based upon a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Tier Level	Tier Definition

Level 1	Observable inputs such as quoted prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Transfers between levels, as a result of changes in the inputs used to determine fair value, are recognized as of the beginning of the reporting period in which the transfer occurs. There were no transfers between levels for the year ended December 31, 2010.

Assets

The Company’s assets measured at fair value on a recurring basis at December 31, 2010 and 2009 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$742,141	$565,418	$176,723	$—
Money market funds	20,009	20,009	—	—
Available-for-sale securities:
Auction rate securities	21,293	—	—	21,293
Certificates of deposit	13,651	—	13,651	—
Commercial paper	14,793	—	14,793	—
Corporate bonds	237,916	—	237,916	—
Debt securities of government sponsored entities	332,051	332,051	—	—
Federally insured corporate bonds	21,454	21,454	—	—
Municipal bonds	300,817	—	300,817	—
U.S. Treasury securities	21,721	21,721	—	—

Total assets measured at fair value	$1,725,846	$960,653	$743,900	$21,293

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$481,585	$471,326	$10,259	$—
Auction rate securities (trading)	10,835	—	—	10,835
Forward contract related to auction rate securities	1,165	—	—	1,165
Money market funds	21,978	21,978	—	—
Available-for-sale securities:
Auction rate securities	46,003	—	—	46,003
Certificates of deposit	36,155	—	36,155	—
Commercial paper	8,992	—	8,992	—
Corporate bonds	210,163	—	210,163	—
Debt securities of government sponsored entities	382,976	382,976	—	—
Federally insured corporate bonds	47,008	47,008	—	—
Municipal bonds	165,681	—	165,681	—
U.S. Treasury securities	21,294	21,294	—	—

Total assets measured at fair value	$1,433,835	$944,582	$431,250	$58,003

For the years ended December 31, 2010 and 2009, a net unrealized loss of $1,201 and a net unrealized gain of $8,578, respectively, was recorded to accumulated other comprehensive income as a result of changes in fair value for investments classified as available-for-sale.

The following table presents the changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the years ended December, 31 2010 and 2009:

	2010	2009

Balance at beginning of period	$58,003	$73,654
Total net realized (losses) gains included in earnings	(290)	224
Total net unrealized gains included in other comprehensive income	2,790	2,225
Sales and calls by issuers	(39,210)	(18,100)

Balance at end of period	$21,293	$58,003

At December 31, 2010 and 2009, the Company did not elect the fair value option available under current guidance for any financial assets and liabilities that were not required to be measured at fair value.

The Company has invested in auction rate securities issued by student loan corporations established by various state governments which are reflected at fair value and included in long-term investments in the accompanying audited Consolidated Balance Sheets. The auction events for these securities failed during early 2008 and have not resumed. Therefore, the estimated fair values of these securities have been determined utilizing discounted cash flow analyses as of December 31, 2010 and 2009. These analyses consider, among other items, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data. As the timing of future successful auctions, if any, cannot be predicted, auction rate securities are classified as long-term.

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

During the years ended December 31, 2010 and 2009, proceeds from the sale or call of certain investments in auction rate securities, the net realized gains and the amount of prior period net unrealized losses reclassified from accumulated other comprehensive income on a specific-identification basis were as follows (excludes the impact of the forward contract discussed below):

	December 31,
	2010	2009

Proceeds from sale or call of auction rate securities	$39,210	$18,100
Net realized gain recorded in earnings	875	1,073
Net unrealized loss reclassified from accumulated other comprehensive income, included in realized gain above	(290)	—

During the fourth quarter of 2008, the Company entered into a forward contract with a registered broker-dealer, at no cost, which provided the Company with the ability to sell certain auction rate securities to the registered broker-dealer at par within a defined timeframe, beginning June 30, 2010. These securities were classified as trading securities because the Company did not intend to hold these securities until final maturity. Trading securities are carried at fair value with changes in fair value recorded in earnings. The value of the forward contract was estimated using a discounted cash flow analysis taking into consideration the creditworthiness of the counterparty to the agreement. The forward contract was included in other long-term assets. As of June 30, 2010, all of the remaining trading securities under the terms of this forward contract were repurchased by the broker-dealer; therefore, the forward contract expired and a realized loss of $1,165 was recorded during the year ended December 31, 2010, which was largely offset by recovery of the related auction rate securities at par.

Liabilities

The estimated fair value of the 2.0% Convertible Senior Notes is determined based upon a quoted market price. As of December 31, 2010 and 2009, the fair value of the borrowings under the 2.0% Convertible Senior Notes was $303,550 and $246,025, respectively, compared to the face value of $260,000.

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(4)	Short- and Long-Term Investments and Investments on Deposit for Licensure

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short- and long-term investments and investments on deposit for licensure held at December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

Auction rate securities, maturing in greater than ten years	$22,650	$—	$1,357	$21,293
Cash equivalents, maturing within one year	306	—	—	306
Certificates of deposit, maturing within one year	13,651	—	—	13,651
Commercial paper, maturing within one year	14,797	—	4	14,793
Corporate bonds, maturing within one year	105,826	555	10	106,371
Corporate bonds, maturing between one year and five years	129,949	1,772	176	131,545
Debt securities of government sponsored entities, maturing within one year	170,209	416	—	170,625
Debt securities of government sponsored entities, maturing between one year and five years	161,684	207	465	161,426
Federally insured corporate bonds, maturing within one year	21,097	360	3	21,454
Money market funds, maturing within one year	20,009	—	—	20,009
Municipal bonds, maturing within one year	101,572	40	13	101,599
Municipal bonds, maturing between one year and five years	29,539	129	24	29,644
Municipal bonds, maturing between five years and ten years	121,547	964	1,171	121,340
Municipal bonds, maturing in greater than ten years	48,576	12	354	48,234
U.S. Treasury securities, maturing within one year	18,113	52	—	18,165
U.S. Treasury securities, maturing between one year and five years	3,479	78	1	3,556

Total	$983,004	$4,585	$3,578	$984,011

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short- and long-term investments and investments on deposit for licensure held at December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

Auction rate securities, maturing between one year and five years	$4,000	$—	$231	$3,769
Auction rate securities, maturing in greater than ten years	46,150	—	3,916	42,234
Cash equivalents, maturing within one year	414	—	—	414
Certificates of deposit, maturing within one year	36,150	5	—	36,155
Commercial paper, maturing within one year	8,989	3	—	8,992
Corporate bonds, maturing within one year	45,722	627	1	46,348
Corporate bonds, maturing between one year and five years	162,017	1,897	99	163,815
Debt securities of government sponsored entities, maturing within one year	168,181	868	22	169,027
Debt securities of government sponsored entities, maturing between one year and five years	212,588	1,427	66	213,949
Federally insured corporate bonds, maturing within one year	22,040	316	—	22,356
Federally insured corporate bonds, maturing between one year and five years	24,200	459	7	24,652
Money market funds, maturing within one year	21,978	—	—	21,978
Municipal bonds, maturing within one year	22,612	18	3	22,627
Municipal bonds, maturing between one year and five years	15,271	138	6	15,403
Municipal bonds, maturing between five years and ten years	32,632	300	57	32,875
Municipal bonds, maturing in greater than ten years	94,366	415	5	94,776
U.S. Treasury securities, maturing within one year	16,189	8	13	16,184
U.S. Treasury securities, maturing between one year and five years	4,959	151	—	5,110

Total	$938,458	$6,632	$4,426	$940,664

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2010, the Company had divested all of its trading securities, which consisted only of auction rate securities (see Note 3). The purchase amount, realized gains, realized losses and fair value for trading securities held at December 31, 2009 were as follows:

	Purchase	Realized	Realized	Fair
	Amount	Gains	Losses	Value

2009:
Auction rate securities, maturing in greater than ten years	$12,000	$—	$1,165	$10,835

The following tables show the fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired at December 31, 2010 and 2009. Investments are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

2010:
Auction rate securities	$—	$—	—	$21,293	$1,357	6
Commercial paper	19,495	4	8
Corporate bonds	71,278	186	37	—	—	—
Debt securities of government sponsored entities	86,881	465	29	—	—	—
Federally insured corporate bond	4,036	3	1	—	—	—
Municipal bonds	160,860	1,562	64	—	—	—
U.S. Treasury securities	9,564	1	3	—	—	—

Total temporarily impaired securities	$352,114	$2,221	142	$21,293	$1,357	6

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

2009:
Auction rate securities	$—	$—	—	$46,003	$4,147	13
Corporate bonds	40,971	100	32	—	—	—
Debt securities of government sponsored entities	44,881	88	13	—	—	—
Federally insured corporate bond	4,076	7	1	—	—	—
Municipal bonds	17,771	71	7	—	—	—
U.S. Treasury securities	9,420	13	2	—	—	—

Total temporarily impaired securities	$117,119	$279	55	$46,003	$4,147	13

The temporary declines in value at December 31, 2010 and 2009 are primarily due to fluctuations in short-term market interest rates and the lack of liquidity of auction rate securities. Auction rate securities that have been in an

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

unrealized loss position for greater than 12 months have experienced losses due to the lack of liquidity for these instruments, not as a result of impairment of the underlying debt securities. Additionally, the Company does not intend to sell any of these securities prior to maturity or recovery and it is not likely that the Company will be required to sell these securities prior to maturity; therefore, there is no indication of other-than-temporary impairment for these securities.

Effective July 1, 2009, the Company began reporting all of the debt securities in its investment portfolio as available-for-sale, other than certain auction rate securities that were subject to a forward contract and continued to be classified as trading securities until sold in 2010 (see Note 3). The change resulted in the transfer to available-for-sale of $397,369 in held-to-maturity securities and $80,761 in held-to-maturity investments on deposit, with unrealized gains of $4,648 and $464, respectively, and the transfer to available-for-sale of $26,868 in held-to-maturity securities and $17,697 in held-to-maturity investments on deposit, with unrealized losses of $193 and $54, respectively. The unrealized gains and losses, net of the related tax effects, were recorded to accumulated other comprehensive income.

(5)	Property, Equipment and Software, Net

Property, equipment and software, net at December 31, 2010 and 2009 is summarized as follows:

	2010	2009

Leasehold improvements	$35,997	$33,799
Furniture and fixtures	21,742	21,169
Equipment	60,924	67,691
Software	152,987	135,036

	271,650	257,695
Less accumulated depreciation and amortization	(174,683)	(156,693)

	$96,967	$101,002

Depreciation and amortization expense on property and equipment was $12,795, $15,506 and $16,321 for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense on software was $20,349, $16,392 and $14,255 for the years ended December 31, 2010, 2009 and 2008, respectively.

(6)	Market Updates

(a)	Awards and Acquisitions

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

Texas

In May 2010, the Texas Health and Human Services Commission (“HHSC”) announced that the Company’s Texas health plan was selected through a competitive procurement to expand health care coverage to seniors and people with disabilities in the six-county service area surrounding Fort Worth, Texas. AMERIGROUP Texas, Inc. began serving approximately 27,000 STAR+PLUS members in that service area on February 1, 2011, a portion of

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

which were previously the Company’s members under an ASO contract. AMERIGROUP Texas, Inc. is one of two health plans awarded this expansion contract; however, AMERIGROUP Texas, Inc. is currently serving all STAR+PLUS members in the Fort Worth market while the other health plan completes its readiness review. If and when that second health plan becomes operational, the members will be provided an opportunity to choose between health plans.

Tennessee

On March 1, 2010, the Company’s Tennessee health plan began offering long-term care services to existing members through the State’s TennCare CHOICES program. The program, created as a result of the Long Term Care Community Choices Act of 2008, is an expansion program offered through amendments to existing Medicaid managed care contracts. TennCare CHOICES focuses on promoting independence, choice, dignity and quality of life for long-term care Medicaid managed care recipients by offering members the option to live in their own homes while receiving long-term care and other medical services.

New Jersey

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

(b)	Pending Contractual Revisions

Texas

HHSC is currently drafting a request for proposal (“RFP”) for the re-bid of its entire managed care program in the State of Texas. The Company anticipates the release of the RFP and HHSC’s selection of vendors under the new contract will occur sometime in 2011 with details regarding implementation dates dependent on the timing of the award. If the Company is not awarded this contract through the re-bidding process, the Company’s results of operations, financial position or cash flows in future periods could be materially and adversely affected.

Georgia

The Company’s Temporary Assistance for Needy Families (“TANF”) and CHIP contract between its Georgia health plan and the State of Georgia expires June 30, 2011 with the State’s option to renew the contract for one additional one-year term. The State has notified the Company of its intent to renew its contract effective July 1, 2011 and to amend the Company’s existing contract to include an option to renew for two additional one-year terms.

(c)	Market Exits

South Carolina

The Company’s South Carolina health plan was licensed as a HMO and became operational in November 2007 with the TANF population, followed by a separate CHIP contract in May 2008. On March 1, 2009, the South Carolina health plan sold its rights to serve Medicaid members pursuant to the contract with the State of South Carolina for $5,810, and recorded a gain which is included in investment income and other revenues for the year ended December 31, 2009. As a result of this transaction, the Company’s South Carolina health plan does not currently serve any members. Costs recorded to discontinue operations in South Carolina were not material to the Company’s results of operations, financial position or cash flows.

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

District of Columbia

On March 10, 2008, the Company’s Maryland health plan was notified that it was one of four successful bidders in the reprocurement of the District of Columbia’s Medicaid managed care business for the contract period beginning May 1, 2008. On April 2, 2008, the Company’s Maryland health plan elected not to participate in the District’s new contract due to premium rate and programmatic concerns. Accordingly, its contract with the District of Columbia, as amended, terminated on June 30, 2008. As a result of exiting this market, the Company wrote off goodwill of $2,264 to selling, general and administrative expenses during the year ended December 31, 2008.

Tennessee

On November 1, 2007, the Company’s Tennessee health plan acquired the contract rights and substantially all of the assets of Memphis Managed Care Corporation (“MMCC”) including substantially all of the assets of Midsouth Health Solutions, Inc., a subsidiary of MMCC, for approximately $11,733. The purchase price was financed through available unregulated cash. The assets purchased consisted primarily of MMCC’s rights to provide services through an ASO contract to the State of Tennessee for its TennCare members in the West Tennessee region. Goodwill and other intangibles totaled $9,967, which included $1,923 of specifically identifiable intangibles allocated to the rights to the ASO contract, the provider network and trademarks. The ASO contract terminated on October 31, 2008, pursuant to its terms. The Company received a purchase price adjustment that reduced the purchase price by $1,500 for early termination of the ASO contract which was recorded as an adjustment to goodwill. As a result of the early termination of the ASO contract, the Company wrote off to selling, general and administrative expenses the remaining goodwill of $71 and $6,544 during the years ended December 31, 2009 and 2008, respectively.

(7)	Summary of Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the year ended December 31, 2010 is as follows:

	January 1,		Disposals/	December 31,
	2010	Additions(1)	Impairments	2010

Goodwill	$258,155	$11,220	$—	$269,375
Accumulated impairment losses	(8,879)	—	—	(8,879)

Total	$249,276	$11,220	$—	$260,496

(1)	Goodwill associated with the acquisition of the Medicaid contract rights and rights under certain provider agreements of UHP on March 1, 2010.

The change in the carrying amount of goodwill for the year ended December 31, 2009 is as follows:

	January 1,		Disposals/	December 31,
	2009	Additions	Impairments(1)	2009

Goodwill	$258,155	$—	$—	$258,155
Accumulated impairment losses	(8,808)	—	(71)	(8,879)

Total	$249,347	$—	$(71)	$249,276

(1)	Goodwill written off related to Midsouth Health Solutions, Inc.

As a result of the Company’s exit from the West Tennessee and District of Columbia markets in 2008, impairment losses of $71 and $8,808 were recorded during the years ended December 31, 2009 and 2008, respectively, related to goodwill. No impairment of goodwill was recorded in 2010.

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other acquired intangible assets for the years ended December 31, 2010 and 2009 are as follows:

	2010		2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Membership rights and provider contracts	$28,171	$(26,106)	$25,971	$(25,517)
Non-compete agreements and trademarks	946	(946)	1,596	(1,596)

	$29,117	$(27,052)	$27,567	$(27,113)

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $589, $404 and $2,496, respectively, and the estimated aggregate amortization expense for the five succeeding years is as follows:

Estimated
Amortization
Expense

2011	$485
2012	365
2013	284
2014	225
2015	150

(8)	Claims Payable

The following table presents the components of the change in medical claims payable for the years ended December 31:

	2010	2009	2008

Medical claims payable as of January 1	$529,036	$536,107	$541,173
Health benefits expenses incurred during the year:
Related to current year	4,828,321	4,492,590	3,679,107
Related to prior years	(106,215)	(85,317)	(60,846)

Total incurred	4,722,106	4,407,273	3,618,261
Health benefits payments during the year:
Related to current year	4,359,216	4,007,789	3,197,732
Related to prior years	381,251	406,555	425,595

Total payments	4,740,467	4,414,344	3,623,327

Medical claims payable as of December 31	$510,675	$529,036	$536,107

Current year medical claims paid as a percent of current year health benefits expenses incurred	90.3%	89.2%	86.9%

Health benefits expenses incurred related to prior years as a percent of prior year medical claims payable as of December 31	(20.1)%	(15.9)%	(11.2)%

Health benefits expenses incurred related to prior years as a percent of the prior year’s health benefits expenses related to current year	(2.4)%	(2.3)%	(1.9)%

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Health benefits expense incurred during the year was reduced by approximately $106,200, $85,300 and $60,800 in the years ended December 31, 2010, 2009 and 2008, respectively, for amounts related to prior years. Actuarial standards of practice generally require that the liabilities established for accrued medical expenses be sufficient to cover obligations under an assumption of moderately adverse conditions. Moderately adverse conditions were not experienced in any of these periods. Therefore, included in the amounts related to prior years are approximately $32,200, $34,400 and $37,300 for the years ended December 31, 2010, 2009 and 2008, respectively, related to amounts included in the medical claims payable as of January 1 of each respective year in order to establish the liability at a level adequate for moderately adverse conditions.

The remaining reduction in health benefits expense incurred during the year, related to prior years, of approximately $74,000, $50,900 and $23,500 for the years ended December 31, 2010, 2009 and 2008, respectively, primarily resulted from obtaining more complete claims information for claims incurred for dates of service in the prior years. These amounts are referred to as net reserve development. We experienced lower medical trend than originally estimated due to moderating medical trends lower than previously estimated and to claims processing initiatives that yielded increased claim payment recoveries and coordination of benefits in 2010, 2009 and 2008 related to prior year dates of services for all periods. These factors also caused the actuarial estimates to include faster completion factors than were originally established. The faster completion factors contributed to the net favorable reserve development in each respective period.

(9)	Long-Term Debt

Convertible Senior Notes

As of December 31, 2010, the Company had $260,000 outstanding in aggregate principal amount of 2.0% Convertible Senior Notes issued March 28, 2007 and due May 15, 2012. The carrying amount of the 2.0% Convertible Senior Notes at December 31, 2010 and 2009 was $245,750 and $235,104, respectively. The unamortized discount at December 31, 2010 and 2009 was $14,250 and $24,896, respectively. The unamortized discount at December 31, 2010 will continue to be amortized over the remaining seventeen months until maturity. In May 2007, an automatic shelf registration statement was filed on Form S-3 with the Securities and Exchange Commission covering the resale of the 2.0% Convertible Senior Notes and common stock issuable upon conversion. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of its existing and future senior debt and senior to all of its subordinated debt. The 2.0% Convertible Senior Notes are effectively subordinated to all existing and future liabilities of the Company’s subsidiaries and to any existing and future secured indebtedness. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2007. The 2.0% Convertible Senior Notes mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

Upon conversion of the 2.0% Convertible Senior Notes, the Company will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, the Company has the option to settle the excess with cash, shares of its common stock, or a combination thereof based on a daily conversion value, as defined in the Indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of the Company’s common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, if the market price of the Company’s common stock exceeds $42.53, the Company will be obligated to settle, in cash or shares of its common stock at its option, an amount equal to approximately $6,100 for each dollar in share price that the market price of the Company’s common stock exceeds $42.53, or the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes. In periods prior to conversion, the

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2.0% Convertible Senior Notes would also have a dilutive impact to earnings if the average market price of the Company’s common stock exceeds $42.53 for the period reported. At conversion, the dilutive impact would result if the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes, if any, is settled in shares of the Company’s common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder of the 2.0% Convertible Senior Notes that elects to convert their 2.0% Convertible Senior Notes in connection with such fundamental change.

In May 2008, the FASB issued new guidance related to convertible debt instruments which requires the proceeds from the issuance of convertible debt instruments that may be settled wholly or partially in cash upon conversion to be allocated between a liability component and an equity component in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The amount allocated to the equity component represents a discount to the debt, which is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The Company’s adoption of this new guidance on January 1, 2009, with retrospective application to prior periods, changed the accounting treatment for its 2.0% Convertible Senior Notes. To adopt the provisions of this new guidance, the fair value of the 2.0% Convertible Senior Notes was estimated with a nonconvertible debt borrowing rate of 6.74% as of the date of issuance, as if they were issued without the conversion options. The difference between the fair value and the principal amounts of the 2.0% Convertible Senior Notes was $50,885 which was recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the 2.0% Convertible Senior Notes resulting in a non-cash increase to interest expense in historical and future periods.

The following table reflects the amortization of the debt discount (non-cash interest) component and the contractual interest (cash interest) component for the 2.0% Convertible Senior Notes for each of the years presented:

	Years Ended December 31,
	2010	2009	2008

Interest expense:
Non-cash interest	$10,646	$9,974	$9,344
Cash interest	5,200	5,200	5,200

Total interest expense	$15,846	$15,174	$14,544

Concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company purchased convertible note hedges covering, subject to customary anti-dilution adjustments, 6,112,964 shares of its common stock. The convertible note hedges allow the Company to receive shares of its common stock and/or cash equal to the amounts of common stock and/or cash related to the conversion value in excess of the principal amount that the Company would pay to the holders of the 2.0% Convertible Senior Notes upon conversion. These convertible note hedges will generally terminate at the earlier of the maturity date of the 2.0% Convertible Senior Notes or the first day on which none of the 2.0% Convertible Senior Notes remain outstanding due to conversion or otherwise.

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

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of its common stock at an exercise price of $53.77 per share. If the average price of the Company’s common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled in shares of its common stock. Consequently, under the provisions of the warrant instruments, if the market price of the Company’s common stock exceeds $53.77 at exercise, the Company will be obligated to settle in shares of its common stock an amount equal to approximately $6,100 for each dollar in share price that the market price of its common stock exceeds $53.77 resulting in a dilutive impact to its earnings. In periods prior to exercise, the warrant instruments would also have a dilutive impact to earnings if the average market price of the Company’s common stock exceeds $53.77 for the period reported.

The convertible note hedges and warrants are separate transactions which will not affect holders’ rights under the 2.0% Convertible Senior Notes.

As of December 31, 2010, the Company’s common stock was last traded at a price of $43.92 per share. Based on this value, if converted at December 31, 2010, the Company would be obligated to pay the principal of the 2.0% Convertible Senior Notes plus an amount in cash or shares equal to $8,481. An amount equal to $8,481 would be owed to the Company in cash or in shares of our common stock through the provisions of the convertible note hedges resulting in net cash outflow equal to the principal amount of the 2.0% Convertible Senior Notes. At this per share value, no shares would be delivered under the warrant instruments as the price is less than the exercise price of the warrants.

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

Maturities of Long-Term Obligations

Maturities of long-term debt for future years ending December 31 are as follows:

	Principal	Interest	Total

2011	$—	$5,200	$5,200
2012	260,000	2,600	262,600
Thereafter	—	—	—

Total debt	$260,000	$7,800	$267,800

(10)	Commitments and Contingencies

(a)	Minimum Reserve Requirements

Regulations governing the Company’s managed care operations in each of its licensed subsidiaries require the applicable subsidiaries to meet certain minimum net worth requirements. Each subsidiary was in compliance with its requirements at December 31, 2010.

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(b)	Professional Liability

The Company maintains professional liability coverage for certain claims which is provided by independent carriers and is subject to annual coverage limits. Professional liability policies are on a claims-made basis and must be renewed or replaced with equivalent insurance if claims incurred during its term, but asserted after its expiration, are to be insured.

(c)	Lease Agreements

The Company leases office space under operating leases which expire at various dates through 2021. Future minimum payments by year and in the aggregate under all non-cancelable leases are as follows at December 31, 2010:

Operating
Leases

2011	$15,223
2012	13,441
2013	8,848
2014	7,465
2015	6,712
Thereafter	25,385

Total minimum lease payments	$77,074

These leases have various escalations, abatements and tenant improvement allowances that have been included in the total cost of each lease and amortized on a straight-line basis. Total rent expense for all office space and office equipment under non-cancelable operating leases was $17,063, $18,246 and $18,351 in 2010, 2009 and 2008, respectively, and is included in selling, general and administrative expenses in the accompanying audited Consolidated Statements of Operations. The Company had no capital lease obligations at December 31, 2010.

(d)	Deferred Compensation Plans

The Company’s employees have the option to participate in a deferred compensation plan sponsored by the Company. All full-time and most part-time employees of the Company and its subsidiaries may elect to participate in this plan. This plan is a defined contribution profit sharing plan under Section (401)k of the Internal Revenue Code. Participants may contribute a certain percentage of their compensation subject to maximum Federal and plan limits. The Company may elect to match a certain percentage of each employee’s contributions up to specified limits. For the years ended December 31, 2010, 2009 and 2008, the matching contributions under the plan were $4,758, $4,486 and $3,649, respectively.

Certain employees have the option to participate in a non-qualified deferred compensation plan sponsored by the Company. Participants may contribute a percentage of their income subject to maximum plan limits. The Company does not match any employee contributions; however, the Company’s obligation to the employee is equal to the employees’ deferrals plus or minus any return on investment the employee earns through self-selected investment allocations. Included in other long-term liabilities at December 31, 2010 and 2009, respectively was $6,612 and $6,178 related to this plan.

Certain employees are eligible for a long-term cash incentive award designed to retain key executives. Each eligible participant is assigned a cash target, the payment of which is deferred for three years. The amount of the target is dependent upon the participant’s performance against individual major job objectives in the first year of the program. The target award amount is funded over the three-year period, with the funding at the discretion of the Compensation Committee of the Board of Directors. An executive is eligible for payment of a long-term incentive

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

award earned in any one year only if the executive remains employed with the Company and is in good standing on the date the payment is made following the third year of the three-year period. The expense recorded for the long-term cash incentive awards was $7,051, $3,192 and $5,232 in 2010, 2009 and 2008, respectively. The related current portion of the liability of $5,835 and $5,722 at December 31, 2010 and 2009, respectively, is included in accrued payroll and related liabilities for the amounts due under the 2008 plan payable in 2011. The related long-term portion of the liability of $6,464 and $5,392 at December 31, 2010 and 2009, respectively, is included in other long-term liabilities.

(e)	Florida Medicaid Contract Dispute

Under the terms of the Medicaid contracts with the Florida Agency for Health Care Administration (“AHCA”), managed care organizations are required to have a process to identify members who are pregnant, or the newborns of members, so that the newborn can be enrolled as a member of the health plan as soon as possible after birth. This process is referred to as the “Unborn Activation Process.”

Beginning in July 2008, AMERIGROUP Florida, Inc. received a series of letters from the Florida Office of the Inspector General (“IG”) and AHCA stating that AMERIGROUP Florida, Inc. had failed to comply with the Unborn Activation Process in each and every instance during the period from July 1, 2004 through December 31, 2007 and, as a result, AHCA had paid approximately $10,600 in Medicaid fee-for-service claims that should have been paid by AMERIGROUP Florida, Inc. The letters requested that AMERIGROUP Florida, Inc. provide documentation to evidence its compliance with the terms of the contract with AHCA with respect to the Unborn Activation Process.

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

In December 2010, AMERIGROUP Florida, Inc. and AHCA entered into a confidential settlement agreement resolving and releasing all claims related to the Unborn Activation Process during the period from July 1, 2004 through December 31, 2007. The settlement was not material to the Company’s financial position, results of operations or liquidity.

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(f)	Letter of Credit

Effective July 1, 2010, the Company renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009 in an aggregate principal amount of approximately $17,400, to meet certain obligations under its Medicaid contract in the State of Georgia through its Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through investments held by AMGP Georgia Managed Care Company, Inc.

(g)	Legal Proceedings

Employment Litigation

On November 22, 2010, a former AMERIGROUP New York, LLC marketing representative filed a putative collective and class action Complaint against AMERIGROUP Corporation and AMERIGROUP New York, LLC in the United States District Court, Eastern District of New York styled as Hamel Toure, Individually and on Behalf of All Other Persons Similarly Situated v. AMERIGROUP CORPORATION and AMERIGROUP NEW YORK, L.L.C. f/k/a CAREPLUS, L.L.C. (Case No.: CV10-5391). The Complaint alleges, inter alia, that the plaintiff and certain other employees should have been classified as non-exempt employees under the Fair Labor Standards Act (“FLSA”) and during the course of their employment should have received overtime and other compensation under the FLSA from October 22, 2007 until the entry of judgment and under the New York Labor Law from October 22, 2004 until the entry of judgment. The Complaint requests certification of the action as a class action, designation of the action as a collective action, a declaratory judgment, injunctive relief, an award of unpaid overtime compensation, an award of liquidated and/or punitive damages, prejudgment and post-judgment interest, as well as costs and attorneys’ fees. At this early stage of the case, the Company is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter because the scope and size of the potential class has not been determined, no discovery has occurred and no specific amount of monetary damages has been alleged. The Company believes it has meritorious defenses to the claims against it and intends to defend itself vigorously.

Memorial Hermann Litigation

On July 29, 2010, AMERIGROUP Texas, Inc. and Memorial Hermann Hospital System (“Memorial Hermann”) entered into a confidential settlement agreement resolving and releasing all claims related to various cases filed in the District Court of Harris County, Texas by Memorial Hermann against AMERIGROUP Texas, Inc. in 2007, 2009 and 2010 alleging breach of contract for failure to pay claims in accordance with the contract between the parties and quantum meriut. The cases sought aggregate damages of approximately $41,400 plus interest, statutory damages and legal fees. The settlement was not material to the Company’s financial position, results of operations or liquidity.

Litigation Settlement

On August 13, 2008, the Company settled a qui tam litigation relating to certain marketing practices of its former Illinois health plan for a cash payment of $225,000 without any admission of wrong-doing by the Company, its subsidiaries or affiliates. The Company also paid approximately $9,205 to the relator for legal fees. Both payments were made during the three months ended September 30, 2008. As a result, a one-time expense in the amount of $234,205, or $199,638 net of the related tax effects, was recorded in the year ended December 31, 2008 resulting in a net loss for the year. In June 2009, the Company recorded a $22,449 tax benefit regarding the tax treatment of the settlement under an agreement in principle with the IRS which was formalized through a pre-filing agreement with the IRS in September 2009. The pre-filing agreement program permits taxpayers to resolve tax issues in advance of filing their corporate income tax returns. The Company does not anticipate that there will be any further material changes to the tax benefit associated with this settlement in future periods.

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

(11)	Stock Option Plan

In May 2009, the Company’s shareholders adopted and approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, stock bonuses and other stock-based awards to employees and directors. The Company reserved for issuance a maximum of 3,635,000 shares of common stock under the 2009 Plan. In addition, shares remaining available for issuance under previous plans are available under the 2009 Plan. Under all plans, an option’s maximum term is ten years. As of December 31, 2010, the Company had a total 2,934,801 shares available for issuance under the 2009 Plan.

Stock option activity during the year ended December 31, 2010 was as follows:

				Weighted-
				Average
		Weighted-		Remaining
		Average	Aggregate	Contractual
	Shares	Exercise Price	Intrinsic Value	Term (Years)

Outstanding at December 31, 2009	5,306,012	$27.95
Granted	104,413	37.49
Exercised	(1,101,866)	23.75
Expired	(72,840)	30.89
Forfeited	(68,725)	29.74

Outstanding at December 31, 2010	4,166,994	$29.09	$61,781	3.88

Exercisable as of December 31, 2010	2,954,760	$29.53	$42,529	3.42

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the year ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008

Expected volatility	46.88%-47.65%	47.28%-48.94%	43.25%-46.65%
Weighted-average stock price volatility	47.53%	48.89%	44.95%
Expected option life	1.63-5.50 years	2.42-5.56 years	1.14-7.00 years
Risk-free interest rate	0.64%-2.45%	0.60%-2.73%	1.67%-3.36%
Dividend yield	None	None	None

Assumptions used in estimating the fair value at date of grant were based on the following:

i. the expected life of each award granted was calculated using the “simplified method”, which uses the vesting period, generally quarterly over four years, and the option term, generally seven years, to calculate the expected life of the option;

ii. expected volatility is based on historical volatility levels, which the Company believes is indicative of future levels; and

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

iii. the risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

The Company employs the simplified method to estimate the expected life of each award due to the significant volatility in the market price of its common stock which has created exercise patterns that the Company does not believe are indicative of future activity.

The weighted average fair value per share of options granted during the years ended December 31, 2010, 2009 and 2008 was $16.13, $13.80 and $11.79, respectively. The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $7,674, $8,148 and $6,324, respectively. The following table provides information related to options exercised during the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008

Cash received upon exercise of options	$26,466	$10,698	$10,248
Related tax benefit realized	3,097	842	2,034

Total intrinsic value of options exercised was $16,817, $5,036 and $6,970, for the years ended December 31, 2010, 2009 and 2008, respectively.

Non-vested restricted stock for the twelve months ended December 31, 2010 is summarized below:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Non-vested balance at December 31, 2009	533,018	$29.89
Granted	920,837	30.82
Vested	(194,127)	30.02
Forfeited	(30,746)	32.21

Non-vested balance at December 31, 2010	1,228,982	$30.49

Non-vested restricted stock includes grants conditioned upon service and/or performance based vesting. Service-based awards generally vest annually over a period of four years contingent only on the employees’ continued employment. Performance based awards contain a vesting condition based upon the extent of achievement of certain goals relating to the Company’s earnings per share in the grant year. The total number of shares that may vest is determined upon the earnings per share for the grant year with the determined number of shares then vesting annually over the following three and a third years. Performance based awards represent 62,329 shares of outstanding non-vested restricted stock awards.

As of December 31, 2010, there was $40,061 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.77 years.

(12)	Employee Stock Purchase Plan

On February 15, 2001, the Board of Directors approved and the Company adopted an Employee Stock Purchase Plan. All employees are eligible to participate except those employees who have been employed by the Company less than 90 days, whose customary employment is less than 20 hours per week or any employee who owns five percent or more of the Company’s common stock. Eligible employees may join the plan every six months. Purchases of common stock are priced at the lower of the stock price less 15% on the first day or the last day of the six-month period. The Company has reserved for issuance 1,200,000 shares of common stock and has issued 88,343, 97,332, and 104,238 shares under the Employee Stock Purchase Plan in 2010, 2009, and 2008, respectively.

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2010 a total of 421,536 shares were available for issuance under the Employee Stock Purchase Plan.

The fair value of the employees’ purchase rights granted in each of the six month offering periods during 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Six Month Offering Periods Ending
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2010	2010	2009	2009	2008	2008

Expected volatility	47.44%	48.10%	48.83%	47.32%	44.27%	43.28%
Expected term	6 months	6 months	6 months	6 months	6 months	6 months
Risk-free interest rate	0.22%	0.20%	0.35%	0.27%	2.17%	3.49%
Divided yield	None	None	None	None	None	None

The per share fair value of those purchase rights granted in each of the six month offering periods during 2010, 2009 and 2008 were as follows:

	Six Month Offering Periods Ending
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2010	2010	2009	2009	2008	2008

Grant-date fair value	$9.20	$7.69	$7.71	$8.36	$5.74	$10.00

(13)	Income Taxes

Total income taxes for the years ended December 31, 2010, 2009 and 2008 were allocated as follows:

	Years Ended December 31,
	2010	2009	2008

Income taxes from continuing operations	$163,800	$52,140	$54,350
Stockholders’ equity, tax benefit related to share-based payments	(3,097)	(842)	(2,034)
Stockholders’ equity, tax expense related to unrealized gain on held-to-maturity investment portfolio at time of transfer to available-for-sale	—	1,835	—
Stockholders’ equity, tax (benefit) expense related to unrealized (loss) gain on available-for-sale securities
	(476)	1,369	(2,350)

	$160,227	$54,502	$49,966

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income tax expense from continuing operations for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	Current	Deferred	Total

Year ended December 31, 2010:
U.S. Federal	$151,953	$(2,642)	$149,311
State and local	14,109	380	14,489

	$166,062	$(2,262)	$163,800

Year ended December 31, 2009:
U.S. Federal	$48,532	$86	$48,618
State and local	2,790	732	3,522

	$51,322	$818	$52,140

Year ended December 31, 2008:
U.S. Federal	$46,445	$(555)	$45,890
State and local	8,193	267	8,460

	$54,638	$(288)	$54,350

Income tax expense from continuing operations differed from the amounts computed by applying the statutory U.S. Federal income tax rate to income before income taxes as a result of the following:

	Years Ended December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%

Tax expense (benefit) at statutory rate	$153,010	35.0	$70,496	35.0	$(789)	35.0
Increase in income taxes resulting from:
State and local income taxes, net of Federal income tax effect	9,418	2.2	2,549	1.3	5,620	(249.1)
Qui tam settlement payment, net non-deductible amount	—	—	—	—	48,724	(2,160.0)
Effect of non-deductible expenses and other, net	1,372	0.3	1,544	0.7	795	(35.3)
Decrease in income taxes resulting from:
IRS pre-filing agreement on qui tam settlement	—	—	(22,449)	(11.1)	—	—

Total income tax expense	$163,800	37.5	$52,140	25.9	$54,350	(2,409.4)

The effective tax rate is based on expected taxable income, statutory tax rates, and estimated permanent book-to-tax differences. Filed income tax returns are periodically audited by state and Federal authorities for compliance with applicable state and Federal tax laws. The effective tax rate is computed taking into account changes in facts and circumstances, including progress of audits, developments in case law and other applicable authority, and emerging legislation.

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	December 31,
	2010	2009

Deferred tax assets:
Estimated claims incurred but not reported, a portion of which is deductible as paid for tax purposes	$4,945	$4,867
Vacation, bonus, stock compensation and other accruals, deductible as paid for tax purposes	27,182	25,093
Accounts receivable allowances, deductible as written off for tax purposes	7,532	6,896
Start-up costs, deductible in future periods for tax purposes	382	413
Unearned revenue, a portion of which is includible in income as received for tax purposes	8,257	7,343
Convertible bonds	583	603
State net operating loss/credit carryforwards, deductible in future periods for tax purposes	—	322

Gross deferred tax assets	48,881	45,537
Deferred tax liabilities:
Goodwill, due to timing differences in book and tax amortization	(5,500)	(4,774)
Unrealized gains on investments	(377)	(854)
Property, equipment and software, due to timing differences in book and tax depreciation	(20,060)	(19,902)
Deductible prepaid expenses and other	(2,274)	(2,076)

Gross deferred tax liabilities	(28,211)	(27,606)

Net deferred tax asset	$20,670	$17,931

To assess the recoverability of deferred tax assets, the Company considers whether it is more likely than not that deferred tax assets will be realized. In making this determination, the scheduled reversal of deferred tax liabilities and whether projected future taxable income is sufficient to permit deduction of the deferred tax assets are taken into account. Based on the reversal of deferred tax liabilities, the level of historical taxable income and projections for future taxable income, the Company believes it is more likely than not that it will fully realize the benefits of the gross deferred tax assets of $48,881.

Income tax payable was $2,643 and $8,938 at December 31, 2010 and December 31, 2009, respectively, and is included in accrued expenses and other current liabilities.

The Company is subject to U.S. Federal income tax, as well as income taxes in multiple state jurisdictions. Substantially all U.S. Federal income tax matters have been concluded for years through 2006. Substantially all material state matters have been concluded for years through 2006.

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits as follows:

Amount

Balance at January 1, 2009	$952
Additions based on tax positions for current year	—
Additions for tax positions of prior years	56
Reductions for tax positions of prior years	(126)
Settlements	—

Balance at December 31, 2009	882
Additions based on tax positions for current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(125)
Settlements	—

Balance at December 31, 2010	$757

Of the total $757 of unrecognized tax benefits, $491, net of the Federal benefit on state issues, represents the total amount of tax benefits that, if recognized, would reduce the annual effective rate. The Company recognizes interest and any penalties accrued related to unrecognized tax benefits in income tax expense. Potential interest of $4 was accrued relating to these unrecognized tax benefits during 2010. As of December 31, 2010, the Company has recorded a liability for potential gross interest of $323.

(14)	Share Repurchase Program

Under the authorization of the Company’s Board of Directors, the Company maintains an ongoing share repurchase program. On September 15, 2010, the Board of Directors authorized a $200,000 increase to the ongoing share repurchase program, bringing the total authorization to $400,000. The $400,000 authorization is for repurchases of the Company’s common stock made from and after August 5, 2009. Pursuant to this ongoing share repurchase program, the Company repurchased 3,748,669 shares of its common stock and placed them into treasury during the year ended December 31, 2010 at an aggregate cost of $138,540. As of December 31, 2010, the Company had remaining authorization to purchase up to an additional $224,307 of shares of its common stock under the ongoing share repurchase program.

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(15)	Earnings Per Share

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Years Ended December 31,
	2010	2009	2008

Basic net income (loss) per share:
Net income (loss)	$273,371	$149,279	$(56,606)

Weighted-average number of common shares outstanding	49,522,202	51,647,267	52,816,674

Basic net income (loss) per share	$5.52	$2.89	$(1.07)

Diluted net income (loss) per share:
Net income (loss)	$273,371	$149,279	$(56,606)

Weighted-average number of common shares outstanding	49,522,202	51,647,267	52,816,674
Dilutive effect of stock options and non-vested stock awards (as determined by applying the treasury stock method)	1,085,806	662,001	—

Weighted-average number of common shares and dilutive potential common shares outstanding	50,608,008	52,309,268	52,816,674

Diluted net income (loss) per share	$5.40	$2.85	$(1.07)

Potential common stock equivalents representing 895,899 shares, 2,676,447 shares, and 3,351,807 shares for the years ended December 31, 2010, 2009 and 2008, respectively, were not included in the computation of diluted net income (loss) per share because to do so would have been anti-dilutive.

The shares issuable upon the conversion of the Company’s 2.0% Convertible Senior Notes due May 15, 2012, which were issued effective March 28, 2007 in an aggregate principle amount of $260,000 (see Note 9), were not included in the computation of diluted net income (loss) per share for the years ended December 31, 2010, 2009 and 2008 because to do so would have been anti-dilutive.

The Company’s warrants to purchase shares of its common stock, sold on March 28, 2007 and April 9, 2007 (see Note 9), were not included in the computation of diluted net income (loss) per share for the years ended December 31, 2010, 2009 and 2008 because to do so would have been anti-dilutive.

(16)	Quarterly Financial Data (unaudited)

	Three Months Ended
2010	March 31	June 30	September 30	December 31

Premium revenues	$1,366,767	$1,428,879	$1,489,884	$1,497,928
Health benefits expenses	1,141,572	1,176,445	1,199,706	1,204,383
Selling, general and administrative expenses	117,423	108,189	106,815	119,642
Income before income taxes	68,482	106,783	135,338	126,568
Net income	42,182	67,213	84,348	79,628
Diluted net income per share	0.82	1.31	1.68	1.59
Weighted-average number of common shares and dilutive potential common shares outstanding	51,226,435	51,318,044	50,197,740	49,924,608

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
2009	March 31	June 30	September 30	December 31

Premium revenues	$1,217,447	$1,284,890	$1,298,969	$1,357,683
Health benefits expenses	1,019,303	1,103,213	1,136,391	1,148,366
Selling, general and administrative expenses	110,375	96,285	82,238	105,191
Income before income taxes	59,434	43,374	34,949	63,662
Net income	36,909	49,599	22,549	40,222
Diluted net income per share	0.69	0.94	0.43	0.79
Weighted-average number of common shares and dilutive potential common shares outstanding	53,424,802	53,029,943	51,920,745	51,069,265

(17)	Comprehensive Earnings

Differences between net income (loss) and total comprehensive income (loss) resulted from net unrealized gains (losses) on the investment portfolio as follows:

	Years Ended December 31,
	2010	2009	2008

Net income (loss)	$273,371	$149,279	$(56,606)
Other comprehensive income (loss):
Unrealized gains on held-to-maturity investment portfolio at time of transfer to available-for-sale, net of tax	—	3,030	—
Unrealized (losses) gains on available-for-sale securities, net of tax	(727)	2,346	(4,022)

Total change	(727)	5,376	(4,022)

Comprehensive income (loss)	$272,644	$154,655	$(60,628)

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(18)	Parent Financial Statements

The following parent only condensed financial information reflects the financial condition, results of operations and cash flows of AMERIGROUP Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$62,189	$58,326
Short-term investments	54,895	52,765
Due from affiliates	34,397	26,076
Deferred income taxes	8,445	7,975
Prepaid expenses and other	13,611	12,928

Total current assets	173,537	158,070
Long-term investments	131,523	120,886
Investment in subsidiaries	1,128,535	934,838
Property, equipment and software, net of accumulated depreciation of $145,375 and $131,280 at December 31, 2010 and 2009, respectively	84,428	84,035
Deferred income taxes	20,074	11,278
Other long-term assets	10,734	12,525

Total assets	$1,548,831	$1,321,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,713	$7,144
Accrued payroll and related liabilities	71,254	37,311
Accrued expenses and other	36,479	38,891

Total current liabilities	118,446	83,346
Long-term convertible debt	245,750	235,104
Deferred income taxes	5,231	6,379
Other long-term liabilities	13,767	12,359

Total liabilities	383,194	337,188

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; outstanding 48,167,229 and 50,638,474 at December 31, 2010 and 2009, respectively	554	546
Additional paid-in-capital	543,611	494,735
Accumulated other comprehensive income	627	1,354
Retained earnings	864,003	590,632

	1,408,795	1,087,267
Less treasury stock at cost (7,759,234 and 3,956,560 shares at December 31, 2010 and 2009, respectively)	(243,158)	(102,823)

Total stockholders’ equity	1,165,637	984,444

Total liabilities and stockholders’ equity	$1,548,831	$1,321,632

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except for per share data)

Revenues:
Service fees from subsidiaries	$416,447	$368,379	$291,350
Investment income and other	4,208	2,476	15,309

Total revenues	420,655	370,855	306,659

Expenses:
Selling, general and administrative	321,367	262,684	228,155
Depreciation and amortization	28,375	27,256	27,626
Litigation settlement	—	—	234,205
Interest	15,871	16,225	19,382

Total expenses	365,613	306,165	509,368

Income (loss) before income taxes and equity earnings in subsidiaries	55,042	64,690	(202,709)
Income tax (expense) benefit	(24,155)	(465)	20,855
Equity earnings in subsidiaries	242,484	85,054	125,248

Net income (loss)	$273,371	$149,279	$(56,606)

Net income (loss) per share:
Basic net income (loss) per share	$5.52	$2.89	$(1.07)

Weighted average number of shares outstanding	49,522,202	51,647,267	52,816,674

Diluted net income (loss) per share	$5.40	$2.85	$(1.07)

Weighted average number of common shares and dilutive potential common shares outstanding	50,608,008	52,309,268	52,816,674

AMERIGROUP Corporation And Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$273,371	$149,279	$(56,606)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings in subsidiaries	(242,484)	(85,054)	(125,248)
Depreciation and amortization	28,375	27,256	27,626
Loss on disposal or abandonment of property, equipment and software	361	121	402
Deferred tax (benefit) expense	(9,937)	(9,467)	195
Compensation expense related to share-based payments	19,635	15,936	10,381
Convertible debt non-cash interest	10,646	9,974	9,344
Gain on sale of contract rights	—	(5,810)	—
Other	(152)	(2,763)	(384)
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Prepaid expenses and other current assets	(683)	(2,397)	23,064
Other assets	(689)	(1,146)	795
Accounts payable, accrued expenses and other current liabilities	32,990	(28,215)	17,498
Other long-term liabilities	1,408	(1,480)	(409)

Net cash provided by (used in) operating activities	112,841	66,234	(93,342)

Cash flows from investing activities:
(Purchases of) proceeds from sale of securities, net	(14,541)	(115,115)	71,980
Purchase of property, equipment and software	(27,814)	(24,656)	(29,321)
Contributions made to subsidiaries	(11,012)	(70,104)	(87,390)
Dividends received from subsidiaries	61,687	71,700	70,151
Proceeds from sale of contract rights	—	5,810	—
Release of restricted investments held as collateral	—	—	351,318

Net cash provided by (used in) investing activities	8,320	(132,365)	376,738

Cash flows from financing activities:
Change in due to and due from subsidiaries, net	(8,321)	(29,140)	1,989
Repayment of borrowings under credit facility	—	(44,318)	(84,028)
Payment of capital lease obligations	—	—	(368)
Proceeds from exercise of stock options and employee stock purchases	26,466	10,698	10,248
Repurchase of common stock shares	(138,540)	(69,751)	(30,647)
Tax benefit related to share-based payments	3,097	842	2,034

Net cash used in financing activities	(117,298)	(131,669)	(100,772)

Net increase (decrease) in cash and cash equivalents	3,863	(197,800)	182,624
Cash and cash equivalents at beginning of year	58,326	256,126	73,502

Cash and cash equivalents at end of year	$62,189	$58,326	$256,126

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The management of AMERIGROUP Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria established in Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we have concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

AMERIGROUP Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. That report has been included herein.

(c) Changes in Internal Controls

During the year ended December 31, 2010, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Other

Our internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the audited Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information

On February 17, 2011, AMERIGROUP Texas, Inc. received an executed amendment to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP and CHIP Perinatal programs expiring August 31, 2013. The amendment, among other things, revises capitation rates effective March 1, 2011 through the August 31, 2011 rate period.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the contract or the amendment thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMERIGROUP Corporation:

We have audited AMERIGROUP Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMERIGROUP Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the AMERIGROUP Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, AMERIGROUP Corporation and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMERIGROUP Corporation and subsidiaries’ as of December 31, 2010 and 2009, and the related consolidated statements of operations and consolidated statements of stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Norfolk, Virginia
February 23, 2011

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

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Exchange Act, as amended, for our Annual Meeting of Stockholders to be held on Thursday, May 12, 2011. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2010.

The information regarding the Company’s Code of Business Conduct and Ethics is incorporated herein by reference from the sections entitled “Corporate Governance” in the Proxy Statement.

The information regarding the Company’s procedures by which security holders may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the sections entitled “Questions and Answers About the Proxy Materials and our Annual Meeting of Stockholders” in the Proxy Statement.

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

Information regarding principal accountant fees and services is incorporated herein by reference from the section entitled “Proposal #2: Ratification of the Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following financial statements appear on the pages listed, herein:

(a)(2) Financial Statement Schedules.

None.

(b) Exhibits.

The exhibits listed on the accompanying Exhibit Index immediately following the Signatures page are incorporated by reference into this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia, on February 23, 2011.

AMERIGROUP Corporation

By:	/s/ James W. Truess
Name:     James W. Truess

Title:	Chief Financial Officer and
Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James G. Carlson James G. Carlson	Chairman, Chief Executive Officer and President	February 23, 2011

/s/ James W. Truess James W. Truess	Chief Financial Officer and Executive Vice President	February 23, 2011

/s/ Margaret M. Roomsburg Margaret M. Roomsburg	Chief Accounting Officer and Senior Vice President	February 23, 2011

/s/ Thomas E. Capps Thomas E. Capps	Director	February 23, 2011

/s/ Jeffrey B. Child Jeffrey B. Child	Director	February 23, 2011

/s/ Emerson U. Fullwood Emerson U. Fullwood	Director	February 23, 2011

/s/ Kay Coles James Kay Coles James	Director	February 23, 2011

/s/ William J. McBride William J. McBride	Director	February 23, 2011

/s/ Hala Moddelmog Hala Moddelmog	Director	February 23, 2011

/s/ Joseph W. Prueher Joseph W. Prueher	Director	February 23, 2011

Signatures	Title	Date

/s/ Uwe E. Reinhardt, Ph.D. Uwe E. Reinhardt, Ph.D.	Director	February 23, 2011

/s/ Richard D. Shirk Richard D. Shirk	Director	February 23, 2011

/s/ John W. Snow John W. Snow	Director	February 23, 2011

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

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-3 (No. 333-108831) filed on July 3, 2000).
3.2		Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).
4.1		Form of share certificate for common stock (incorporated by reference to exhibit 3.3 to our Registration Statement on Form S-1 (No. 333-347410) filed on July 24, 2000).
4.2		Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 2, 2007).
4.3		Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 2, 2007).
10.1		Retirement and Employment Agreement by and between AMERIGROUP Corporation and Stanley F. Baldwin, dated August 4, 2009 (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on August 10, 2009).
10.2		Confirmation, Re Convertible Note Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 3, 2007).
10.3		Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed April 3, 2007).
10.4		Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed April 9, 2007).
10.5		AMERIGROUP Corporation Amended and Restated Form 2007 Cash Incentive Plan dated November 6, 2008, (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on November 12, 2008).
10.6		Amendment to AMERIGROUP Corporation 2009 Equity Incentive Plan dated August 5, 2009, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2009).
10.7		Form 2008 AMERIGROUP Corporation Severance Plan (incorporated by reference to exhibit 10.6 to our Current Report on Form 8-K filed on November 12, 2008).
10	.7.1	Amendment to the AMERIGROUP Corporation Severance Plan (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 4, 2009).

Exhibit
Number		Description

10.8		Form of Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410) filed on June 26, 2000).
10.9		Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2005).
10.10		Form of Incentive Stock Option Agreement (2009 Equity Incentive Plan); (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed on May 4, 2009).
10.11		Form of Nonqualified Stock Option Agreement (2009 Equity Incentive Plan); (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K filed on May 4, 2009).
10.12		Form of Restricted Stock Agreement (2009 Equity Incentive Plan); (incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K filed on May 4, 2009).
10.13		Form of Stock Appreciation Rights Agreement (2009 Equity Incentive Plan); (incorporated by reference to exhibit 10.5 to our Current Report Form 8-K filed on May 4, 2009).
10.14		Form of Restricted Stock Unit Agreement (2009 Equity Incentive Plan); (incorporated by reference to exhibit 10.1 to our Current Report Form 8-K filed on February 15, 2011).
10.15		AMERIGROUP Corporation Amended and Restated Form 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates dated May 15, 2010, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2010).
10.16		AMERIGROUP Corporation Amended and Restated Form 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates dated May 15, 2010, (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2010).
10.17		Employment Agreement of James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2008).
10	.17.1	Amendment No. 1 to Executive Employment Agreement dated November 6, 2008 between AMERIGROUP Corporation and James G. Carlson (incorporated by reference to exhibit 10.5 to our Current Report on Form 8-K filed on November 12, 2008).
10	.17.2	Amendment No. 2 to Executive Employment Agreement dated August 4, 2009 between AMERIGROUP Corporation and James G. Carlson (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on August 10, 2009).
10.18		Noncompetition Agreement for James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2008).
10.19		Amendment No. 3, Amended and Restated Contract between the Georgia Department of Community Health and AMERIGROUP Georgia Managed Care Company, Inc. for the provision of HMO services to Georgia Families for the period from July 1, 2008 through June 30, 2009, (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
10	.19.1	Amendment No. 4 between the Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the provision of HMO services to Georgia Families for the period from July 1, 2008 through June 30, 2009, (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
*10	.19.2	Amendment No. 5 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the provision of HMO services to Georgia Families for the period from July 1, 2008 through June 30, 2009, (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
*10	.19.3	Amendment No. 7 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the provision of HMO services to Georgia Families for the period from July 1, 2009 through June 30, 2010, (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 4, 2009).

Exhibit
Number		Description

*10	.19.4	Amendment No. 9 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the provision of HMO services to Georgia Families for the period from July 1, 2010 through June 30, 2011, filed herewith.
*10	.20	Health & Human Services Commission Uniform Managed Care Contract covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Quarterly Report on Form 10-Q filed on November 14, 2006).
*10	.20.1	Amendment, effective September 1, 2007, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal, programs in the Bexar, Dallas, Harris, Nueces, Tarrant and Travis Service Delivery Areas effectively extending the contract through August 31, 2008 (incorporated by reference to Exhibit 10.35.10 to our Quarterly Report on Form 10-Q filed on November 2, 2007).
*10	.20.2	Amendment effective September 1, 2008, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs effectively extending the contract through August 31, 2010, (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008).
*10	.20.3	Amendment effective March 1, 2009, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs expiring August 31, 2010, (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 5, 2009).
*10	.20.4	Amendment effective September 1, 2009, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs in the Bexar, Dallas, Harris, Nueces, Tarrant, and Travis Service Delivery Areas expiring August 31, 2010, (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2009).
*10	.20.5	Amendment effective September 1, 2010, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs in the Bexar, Dallas, Harris, Nueces, Tarrant, and Travis Service Delivery Areas effectively extending the contract through August 31, 2013, (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 3, 2010).
*10	.20.6	Amendment effective December 1, 2010, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs in the Bexar, Dallas, Harris, Nueces, Tarrant, and Travis Service Delivery Areas expiring August 31, 2013, filed herewith.
*10	.20.7	Amendment effective March 1, 2011, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs in the Bexar, Dallas, Harris, Nueces, Tarrant, and Travis Service Delivery Areas expiring August 31, 2013, filed herewith.
10.21		Contractor Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective August 15, 2006, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on August 21, 2006).
10	.21.1	Amendment No. 3 to Contract Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective July 1, 2008, (incorporated by reference to exhibit 10.8 to our Quarterly Report on Form 10-Q filed on July 29, 2008).
10	.21.2	Amendment No. 4 to Contract Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective September 1, 2009, (incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2009).
10	.21.3	Amendment to Amendment No. 4 to Contract Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective July 1, 2009, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2009).

Exhibit
Number		Description

10	.21.4	Amendment No. 5 to Contract Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective March 1, 2010, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2010).
10.22		Settlement Agreement dated as of August 13, 2008, by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services; the State of Illinois acting through the Office of the Illinois Attorney General; Cleveland A. Tyson; AMERIGROUP Corporation; and AMERIGROUP Illinois, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 14, 2008).
10.23		AMERIGROUP Corporation Amended and Restated Change in Control Benefit Policy dated November 6, 2008 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 12, 2008).
10.24		AMERIGROUP Corporation Corporate Integrity Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 14, 2008).
12.1		Computation of Ratio of Earnings to Fixed Charges
14.1		AMERIGROUP Corporation Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on August 10, 2009).
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to financial statements of the registrant.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 23, 2011.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 23, 2011.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated February 23, 2011.
**101	.INS	XBRL Instance Document.
**101	.SCH	XBRL Taxonomy Extension Schema Document.
**101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.