Form 10-Q
period 2011-03-31
AMERIGROUP CORP
filed 2011-05-03
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of April 29, 2011, there were 49,603,017 shares outstanding of the Company’s common stock, par value $0.01 per share.

AMERIGROUP Corporation and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$601,950	$763,946
Short-term investments	307,072	230,007
Premium receivables	110,315	83,203
Deferred income taxes	27,952	28,063
Provider and other receivables	27,109	32,861
Prepaid expenses	25,198	13,538
Other current assets	9,227	7,083

Total current assets	1,108,823	1,158,701
Long-term investments	807,260	639,165
Investments on deposit for licensure	119,158	114,839
Property, equipment and software, net of accumulated depreciation of $182,713 and $174,683 at March 31, 2011 and December 31, 2010, respectively	99,074	96,967
Other long-term assets	14,050	13,220
Goodwill	260,496	260,496

Total assets	$2,408,861	$2,283,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$539,767	$510,675
Bank overdrafts	64,404	40,890
Unearned revenue	100,231	103,067
Accrued payroll and related liabilities	46,871	71,253
Contractual refunds payable	51,645	44,563
Accounts payable, accrued expenses and other	105,310	80,393

Total current liabilities	908,228	850,841
Long-term convertible debt	248,591	245,750
Deferred income taxes	7,146	7,393
Other long-term liabilities	12,296	13,767

Total liabilities	1,176,261	1,117,751

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; outstanding 48,272,578 and 48,167,229 at March 31, 2011 and December 31, 2010, respectively	560	554
Additional paid-in capital	566,361	543,611
Accumulated other comprehensive income	27	627
Retained earnings	934,480	864,003

	1,501,428	1,408,795
Less treasury stock at cost (8,214,445 and 7,759,234 shares at March 31, 2011 and December 31, 2010, respectively)	(268,828)	(243,158)

Total stockholders’ equity	1,232,600	1,165,637

Total liabilities and stockholders’ equity	$2,408,861	$2,283,388

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation and Subsidiaries

Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Premium	$1,535,795	$1,366,767
Investment income and other	4,120	4,882

Total revenues	1,539,915	1,371,649

Expenses:
Health benefits	1,256,962	1,141,572
Selling, general and administrative	116,459	117,423
Premium tax	40,448	31,472
Depreciation and amortization	9,090	8,710
Interest	4,179	3,990

Total expenses	1,427,138	1,303,167

Income before income taxes	112,777	68,482
Income tax expense	42,300	26,300

Net income	$70,477	$42,182

Net income per share:
Basic net income per share	$1.46	$0.83

Weighted average number of common shares outstanding	48,265,104	50,550,754

Diluted net income per share	$1.37	$0.82

Weighted average number of common shares and dilutive potential common shares outstanding	51,534,794	51,226,435

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2011
(Dollars in thousands)
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity

Balances at January 1, 2011	48,167,229	$554	$543,611	$627	$864,003	7,759,234	$(243,158)	$1,165,637
Common stock issued upon exercise of stock options and vesting of restricted stock grants	560,560	6	15,169	—	—	—	—	15,175
Compensation expense related to share-based payments	—	—	4,856	—	—	—	—	4,856
Tax benefit related to share-based payments	—	—	2,725	—	—	—	—	2,725
Employee stock relinquished for payment of taxes	(14,883)	—	—	—	—	14,883	(878)	(878)
Common stock repurchases	(440,328)	—	—	—	—	440,328	(24,792)	(24,792)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(600)	—	—	—	(600)
Net income	—	—	—	—	70,477	—	—	70,477

Balances at March 31, 2011	48,272,578	$560	$566,361	$27	$934,480	8,214,445	$(268,828)	$1,232,600

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$70,477	$42,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,090	8,710
Loss on disposal or abandonment of property, equipment and software	159	8
Deferred tax expense (benefit)	227	(821)
Compensation expense related to share-based payments	4,856	4,427
Convertible debt non-cash interest	2,841	2,661
Other	3,451	1,903
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Premium receivables	(27,112)	(44,041)
Prepaid expenses, provider and other receivables and other current assets	(9,873)	(15,567)
Other assets	(1,296)	(783)
Claims payable	29,092	20,184
Accounts payable, accrued expenses, contractual refunds payable and other current liabilities	5,917	28,949
Unearned revenue	(2,836)	(51,172)
Other long-term liabilities	(1,471)	(3,489)

Net cash provided by (used in) operating activities	83,522	(6,849)

Cash flows from investing activities:
Proceeds from sale of trading securities	—	2,950
Proceeds from sale of available-for-sale securities	199,843	213,793
Purchase of available-for-sale securities	(449,244)	(248,224)
Proceeds from redemption of investments on deposit for licensure	22,685	18,315
Purchase of investments on deposit for licensure	(27,177)	(21,481)
Purchase of property, equipment and software	(10,890)	(6,435)
Purchase of contract rights and related assets	—	(13,420)

Net cash used in investing activities	(264,783)	(54,502)

Cash flows from financing activities:
Net increase in bank overdrafts	23,514	—
Customer funds administered	2,643	1,611
Proceeds from exercise of stock options	15,175	1,852
Repurchase of common stock shares	(24,792)	(6,982)
Tax benefit related to share-based payments	2,725	139

Net cash provided by (used in) financing activities	19,265	(3,380)

Net decrease in cash and cash equivalents	(161,996)	(64,731)
Cash and cash equivalents at beginning of period	763,946	505,915

Cash and cash equivalents at end of period	$601,950	$441,184

Supplemental disclosures of non-cash information:
Employee stock relinquished for payment of taxes	$(878)	$(700)

Unrealized (loss) gain on available-for-sale securities, net of tax	$(600)	$242

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
 (Dollars in thousands, except per share data)
(Unaudited)

1.	Interim Financial Reporting

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 of AMERIGROUP Corporation and its subsidiaries (the “Company”), are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2011 and operating results for the interim periods ended March 31, 2011 and 2010. The December 31, 2010 Condensed Consolidated Balance Sheet was derived from the audited consolidated financial statements as of that date. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011.

2.	Earnings per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Restricted shares and restricted share units subject to performance and/or market conditions are only included in the calculation of diluted net income per common share calculations if all of the necessary performance and/or market conditions have been satisfied and the impact is not anti-dilutive. All potential dilutive securities are determined by applying the treasury stock method. The following table sets forth the calculations of basic and diluted net income per share:

	Three Months Ended
	March 31,
	2011	2010

Basic net income per share:
Net income	$70,477	$42,182

Weighted average number of common shares outstanding	48,265,104	50,550,754

Basic net income per share	$1.46	$0.83

Diluted net income per share:
Net income	$70,477	$42,182

Weighted average number of common shares outstanding	48,265,104	50,550,754
Dilutive effect of stock options and non-vested stock awards	1,823,865	675,681
Dilutive effect of assumed conversion of the 2.0% Convertible Senior Notes	1,351,908	—
Dilutive effect of warrants	93,917	—

Weighted average number of common shares and dilutive potential common shares outstanding	51,534,794	51,226,435

Diluted net income per share	$1.37	$0.82

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Potential common stock equivalents representing 13,682 shares and 2,801,645 shares for the three months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

The shares issuable upon conversion of the Company’s 2.0% Convertible Senior Notes (the “2.0% Convertible Senior Notes”) due May 15, 2012 which were issued effective March 28, 2007 in the aggregate principal amount of $260,000 (See Note 8) were not included in the computation of diluted net income per share for the three months ended March 31, 2010 because to do so would have been anti-dilutive.

The Company’s warrants to purchase shares of its common stock sold on March 28, 2007 and April 9, 2007 (See Note 8) were not included in the computation of diluted net income per share for the three months ended March 31, 2010 because to do so would have been anti-dilutive.

3.	Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, premium receivables, provider and other receivables, prepaid expenses, other current assets, claims payable, bank overdrafts, unearned revenue, accrued payroll and related liabilities, contractual refunds payable and accounts payable, accrued expenses and other current liabilities: The fair value of these financial instruments approximates the historical cost because of the short maturity of these items.

Cash equivalents, short-term investments, long-term investments (other than auction rate securities), investments on deposit for licensure, cash surrender value of life insurance policies (included in other long-term assets), long-term convertible debt, deferred compensation (included in other long-term liabilities): Fair value for these items is determined based upon quoted market prices.

Auction rate securities (included in long-term investments) and the forward contract related to certain auction rate securities (included in other long-term assets at March 31, 2010): Fair value for these items is determined based upon discounted cash flow analyses.

Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1 — Observable inputs such as quoted prices in active markets:  The Company’s Level 1 securities consist of money market funds, debt securities of government sponsored entities, Federally insured corporate bonds and U.S. Treasury securities. Level 1 securities are classified as short-term investments, long-term investments and investments on deposit for licensure in the accompanying Condensed Consolidated Balance Sheets. These securities are actively traded and therefore the fair value for these securities is based on quoted market prices on one or more securities exchanges.

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable:  The Company’s Level 2 securities consist of certificates of deposit, commercial paper, corporate bonds and municipal bonds and are classified as short-term investments, long-term investments and investments on deposit for licensure in the accompanying Condensed Consolidated Balance Sheets. The Company’s investments in securities classified as Level 2 are traded frequently though not necessarily daily. Fair value for these securities is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions:  The Company’s Level 3 securities consist of auction rate securities issued by

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

student loan corporations established by various state governments. The auction events for these securities failed during early 2008 and have not resumed. Therefore, the estimated fair values of these securities have been determined utilizing an income approach, specifically discounted cash flow analyses. These analyses consider among other items, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data. As the timing of future successful auctions, if any, cannot be predicted, available-for-sale auction rate securities are classified as long-term investments in the accompanying Condensed Consolidated Balance Sheets.

Transfers between levels, as a result of changes in the inputs used to determine fair value, are recognized as of the beginning of the reporting period in which the transfer occurs. There were no transfers between levels for the periods ended March 31, 2011 and December 31, 2010.

Assets

The Company’s assets measured at fair value on a recurring basis at March 31, 2011 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Certificates of deposit	$140,313	$—	$140,313	$—
Commercial paper	23,302	—	23,302	—
Debt securities of government sponsored entities	82,996	82,996	—	—
Money market funds	364,087	364,087	—	—
Available-for-sale securities:
Auction rate securities	17,394	—	—	17,394
Certificates of deposit	13,153	—	13,153	—
Commercial paper	4,494	—	4,494	—
Corporate bonds	300,704	—	300,704	—
Debt securities of government sponsored entities	434,896	434,896	—	—
Federally insured corporate bonds	21,350	21,350	—	—
Municipal bonds	387,322	—	387,322	—
U.S. Treasury securities	31,638	31,638	—	—

Total assets measured at fair value	$1,821,649	$934,967	$869,288	$17,394

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company’s assets measured at fair value on a recurring basis at December 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Certificates of deposit	$137,215	$—	$137,215	$—
Commercial paper	34,742	—	34,742	—
Corporate bonds	1,002	—	1,002	—
Money market funds	584,427	584,427	—	—
Municipal bonds	3,764	—	3,764	—
U.S. Treasury securities	1,000	1,000	—	—
Available-for-sale securities:
Auction rate securities	21,293	—	—	21,293
Certificates of deposit	13,651	—	13,651	—
Commercial paper	14,793	—	14,793	—
Corporate bonds	237,916	—	237,916	—
Debt securities of government sponsored entities	332,051	332,051	—	—
Federally insured corporate bonds	21,454	21,454	—	—
Municipal bonds	300,817	—	300,817	—
U.S. Treasury securities	21,721	21,721	—	—

Total assets measured at fair value	$1,725,846	$960,653	$743,900	$21,293

The following table presents the changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2011 and December 31, 2010:

	Three Months Ended	Twelve Months Ended
	March 31, 2011	December 31, 2010

Balance at beginning of period	$21,293	$58,003
Total net realized loss included in earnings	—	(290)
Total net unrealized gain included in other comprehensive income	326	2,790
Sales	—	(12,000)
Calls by issuers	(4,225)	(27,210)

Balance at end of period	$17,394	$21,293

At March 31, 2011 and December 31, 2010, the Company did not elect the fair value option available under current guidance for any financial assets and liabilities that were not required to be measured at fair value.

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

During the three months ended March 31, 2011 and 2010, proceeds from the sale or call of certain investments in auction rate securities, the net realized gains and the amount of prior period net unrealized losses reclassified from accumulated other comprehensive income on a specific-identification basis were as follows (excludes the impact of the forward contract discussed below):

	Three Months Ended
	March 31,
	2011	2010

Proceeds from sale or call of auction rate securities	$4,225	$7,870
Net realized gain recorded in earnings	—	201
Net unrealized loss reclassified from accumulated other comprehensive income, included in realized gain above	—	(80)

During the fourth quarter of 2008, the Company entered into a forward contract with a registered broker-dealer, at no cost, which provided the Company with the ability to sell certain auction rate securities to the registered broker-dealer at par within a defined timeframe, beginning June 30, 2010. These securities were classified as trading securities because the Company did not intend to hold these securities until final maturity. Trading securities are carried at fair value with changes in fair value recorded in earnings. The value of the forward contract was estimated using a discounted cash flow analysis taking into consideration the creditworthiness of the counterparty to the agreement. The forward contract was included in other long-term assets. As of June 30, 2010, all of the remaining trading securities under the terms of this forward contract were repurchased by the broker-dealer; therefore, the forward contract expired. For the three months ended March 31, 2010, a gross realized gain of $281 was recorded to earnings relating to these trading securities. As the trading securities increased in value for the three months ended March 31, 2010, a corresponding decrease in fair value of $280 for the forward contract was recorded to earnings.

Liabilities

The 2.0% Convertible Senior Notes are carried at cost plus the value of the accrued discount in the accompanying Condensed Consolidated Balance Sheets, or $248,591 and $245,750 as of March 31, 2011 and December 31, 2010, respectively. The estimated fair value of the 2.0% Convertible Senior Notes is determined based upon a quoted market price. As of March 31, 2011 and December 31, 2010, the fair value of the borrowings under the 2.0% Convertible Senior Notes was $389,025 and $303,550, respectively, compared to the face value of $260,000.

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

4.	Short- and Long-Term Investments and Investments on Deposit for Licensure

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short- and long-term investments and investments on deposit for licensure held at March 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

Auction rate securities, maturing in greater than ten years	$18,425	$—	$1,031	$17,394
Cash equivalents, maturing within one year	346	—	—	346
Certificates of deposit, maturing within one year	13,153	—	—	13,153
Commercial paper, maturing within one year	4,495	—	1	4,494
Corporate bonds, maturing within one year	102,024	511	14	102,521
Corporate bonds, maturing between one year and five years	196,965	1,558	340	198,183
Debt securities of government sponsored entities, maturing within one year	221,039	280	11	221,308
Debt securities of government sponsored entities, maturing between one year and five years	206,788	131	711	206,208
Debt securities of government sponsored entities, maturing between five years and ten years	7,388	—	8	7,380
Federally insured corporate bonds, maturing within one year	21,072	279	1	21,350
Money market funds, maturing within one year	22,193	—	—	22,193
Municipal bonds, maturing within one year	137,802	57	1	137,858
Municipal bonds, maturing between one year and five years	22,572	202	9	22,765
Municipal bonds, maturing between five years and ten years	159,166	902	1,852	158,216
Municipal bonds, maturing in greater than ten years	68,472	291	280	68,483
U.S. Treasury securities, maturing within one year	30,625	6	—	30,631
U.S. Treasury securities, maturing between one year and five years	921	86	—	1,007

Total	$1,233,446	$4,303	$4,259	$1,233,490

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

For the three months ended March 31, 2011 and 2010, a net unrealized loss of $963 and a net unrealized gain of $472, respectively, was recorded to accumulated other comprehensive income as a result of changes in fair value for investments classified as available-for-sale.

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table shows the fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired at March 31, 2011. Investments are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Greater
		Gross			Gross
		Unrealized	Total		Unrealized	Total
	Fair	Holding	Number of	Fair	Holding	Number of
	Value	Losses	Securities	Value	Losses	Securities

March 31, 2011:
Auction rate securities	$—	$—	—	$17,394	$1,031	5
Commercial paper	1,995	1	1	—	—	—
Corporate bonds	137,639	354	53	—	—	—
Debt securities of government sponsored entities	204,254	730	50	—	—	—
Federally insured corporate bond	4,028	1	1	—	—	—
Municipal bonds	135,592	2,142	53	—	—	—

Total temporarily impaired securities	$483,508	$3,228	158	$17,394	$1,031	5

The temporary declines in value at March 31, 2011 are primarily due to fluctuations in short-term market interest rates and the lack of liquidity of auction rate securities. Auction rate securities that have been in an unrealized loss position for greater than 12 months have experienced losses due to the lack of liquidity for these instruments, not as a result of impairment of the underlying debt securities. Additionally, the Company does not intend to sell these securities prior to maturity or recovery and it is not likely that the Company will be required to sell these securities prior to maturity; therefore, there is no indication of other-than-temporary impairment for these securities.

5.	Market Updates

Pending Contractual Revisions

Texas

In April 2011, the Texas Health and Human Services Commission (“HHSC”) issued a request for proposal for the re-bid of the Medicaid and Children’s Health Insurance Program (“CHIP”) Managed Care Services Contract. Proposals are due in May 2011 and the Company anticipates a contract award date during the latter half of the year with an operational start date in early 2012. If the Company is not awarded this contract or if the level of the Company’s business in Texas is reduced through the re-bidding process, the Company’s results of operations, financial position or cash flows in future periods could be materially and adversely affected.

Georgia

The Company’s Temporary Assistance for Needy Families and CHIP contract between its Georgia health plan and the State of Georgia expires June 30, 2011 with the State’s option to renew the contract for one additional one-year term. The State has notified the Company of its intent to renew its contract effective July 1, 2011 and to amend the Company’s existing contract to include one additional year and one additional option to renew for a one-year term for an ultimate potential contract term ending on June 30, 2014 at the outermost. Additionally, the State has indicated its intent to reprocure the contract through a competitive bidding process sometime prior to this contract termination.

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Other Market Updates

Texas

In February 2011, the Company’s Texas health plan began serving aged, blind and disabled (“ABD”) members in the six-county service area surrounding Forth Worth, Texas through an expansion contract awarded by HHSC. As of March 31, 2011, approximately 29,000 members were served by the Company’s Texas health plan under this contract. Previously, the Company served approximately 14,000 ABD members in the Dallas and Fort Worth areas under an administrative services only contract that terminated on January 31, 2011.

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

Other acquired intangible assets, included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Membership rights and provider contracts	$28,171	$(26,243)	$28,171	$(26,106)
Non-compete agreements and trademarks	946	(946)	946	(946)

	$29,117	$(27,189)	$29,117	$(27,052)

7.	Claims Payable

The following table presents the components of the change in claims payable for the periods presented:

	Three Months Ended	Twelve Months Ended
	March 31, 2011	December 31, 2010

Claims payable, beginning of period	$510,675	$529,036
Health benefits expense incurred during the period:
Related to current year	1,307,566	4,828,321
Related to prior years	(50,604)	(106,215)

Total incurred	1,256,962	4,722,106
Health benefits payments during the period:
Related to current year	900,625	4,359,216
Related to prior years	327,245	381,251

Total payments	1,227,870	4,740,467

Claims payable, end of period	$539,767	$510,675

Health benefits expense incurred during both periods was reduced for amounts related to prior years. The amounts related to prior years include the impact of amounts previously included in the liability to establish it at a

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

level sufficient under moderately adverse conditions that were not needed and the reduction in health benefits expense due to revisions to prior estimates.

8.	Convertible Senior Notes

As of March 31, 2011, the Company had $260,000 outstanding in aggregate principal amount of 2.0% Convertible Senior Notes issued March 28, 2007 and due May 15, 2012, the carrying amount of which was $248,591 and $245,750 as of March 31, 2011 and December 31, 2010, respectively. The unamortized discount of $11,409 at March 31, 2011, will continue to be amortized over the remaining fourteen months until maturity.

Upon conversion of the 2.0% Convertible Senior Notes, the Company will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, the Company has the option to settle the excess with cash, shares of its common stock, or a combination thereof based on a daily conversion value, as defined in the Indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of the Company’s common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, if the market price of the Company’s common stock exceeds $42.53, the Company will be obligated to settle, in cash or shares of its common stock at its option, an amount equal to approximately $6,100 for each dollar in share price that the market price of the Company’s common stock exceeds $42.53, or the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes. In periods prior to conversion, the 2.0% Convertible Senior Notes would also have a dilutive impact to earnings if the average market price of the Company’s common stock exceeds $42.53 for the period reported. As of March 31, 2011, the 2.0% Convertible Senior Notes had a dilutive impact to earnings per share as the average market price of the Company’s common stock for the three months ended March 31, 2011 of $54.61 exceeded the conversion price of $42.53.

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

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of its common stock at an exercise price of $53.77 per share. If the average market price of the Company’s common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled in shares of its common stock. Consequently, under the provisions of the warrant instruments, if the market price of the Company’s common stock exceeds $53.77 at exercise, the Company will be obligated to settle in shares of its common stock an amount equal to approximately $6,100 for each dollar that the market price of its common stock exceeds $53.77 resulting in a dilutive impact to its earnings. As of March 31, 2011, the warrant instruments had a dilutive impact to earnings per share as the average market price of the Company’s common stock for the three months ended March 31, 2011 of $54.61 exceeded the $53.77 exercise price of the warrants.

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The convertible note hedges and warrants are separate transactions which will not affect holders’ rights under the 2.0% Convertible Senior Notes.

As of March 31, 2011, the Company’s common stock was last traded at a price of $64.25 per share. Based on this value, if converted at March 31, 2011, the Company would have been obligated to pay the principal of the 2.0% Convertible Senior Notes plus an amount in cash or shares equal to $132,758. An amount equal to $132,758 would be owed to the Company in cash or in shares of its common stock through the provisions of the convertible note hedges resulting in net cash outflow equal to the principal amount of the 2.0% Convertible Senior Notes. At this per share value, the Company would be required to deliver approximately $64,064 in shares of the Company’s common stock under the warrant instruments or approximately 997,000 shares of its common stock at that price per share.

9.	Commitments and Contingencies

Florida Premium Recoupment

On March 14, 2011, AMERIGROUP Florida, Inc. received written notices (the “Notices”) from the Florida Agency for Health Care Administration (“AHCA”) regarding an audit, conducted by a third party, of Medicaid claims paid under contracts between AHCA and Florida Medicaid managed care organizations for the period October 1, 2008 through December 31, 2010. The Notices claim that AHCA paid premium to AMERIGROUP Florida, Inc. for members who were not eligible to be enrolled in the Medicaid program at the time AHCA and other State agencies enrolled these purportedly ineligible members. The Notices also seek recoupment of premium payments to AMERIGROUP Florida, Inc. attributable to the purportedly ineligible members in the amount of $2,900. The Notices relate to two Florida counties and the Company believes that it may receive similar notices for other counties in which it operates or has operated in Florida.

The Company is evaluating its appeal rights and believes that it has substantial defenses to the claims asserted in the Notices for premium recoupment. The accompanying Condensed Consolidated Financial Statements reflect the Company’s best estimate of its liability for the claims set forth in the Notices as of March 31, 2011. However, the Company is unable to estimate the amount or nature of any potential claims for premium recoupment in the other Florida counties in which it operates or has operated because the Company has not received a notice from AHCA or the third party audit firm for such claims. As a result, there can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Letter of Credit

Effective July 1, 2010, the Company renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009, in an aggregate principal amount of approximately $17,400, to meet certain obligations under its Medicaid contract in the State of Georgia through its Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through investments held by AMGP Georgia Managed Care Company, Inc.

Legal Proceedings

Employment Litigation

On November 22, 2010, a former AMERIGROUP New York, LLC marketing representative filed a putative collective and class action Complaint against AMERIGROUP Corporation and AMERIGROUP New York, LLC in the United States District Court, Eastern District of New York styled as Hamel Toure, Individually and on Behalf of All Other Persons Similarly Situated v. AMERIGROUP CORPORATION and AMERIGROUP NEW YORK, L.L.C. f/k/a CAREPLUS, L.L.C. (Case No.: CV10-5391). The Complaint alleges, inter alia, that the plaintiff and certain other employees should have been classified as non-exempt employees under the Fair Labor Standards Act (“FLSA”) and during the course of their employment should have received overtime and other compensation under

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

the FLSA from October 22, 2007 until the entry of judgment and under the New York Labor Law from October 22, 2004 until the entry of judgment. The Complaint requests certification of the action as a class action, designation of the action as a collective action, a declaratory judgment, injunctive relief, an award of unpaid overtime compensation, an award of liquidated and/or punitive damages, pre-judgment and post-judgment interest, as well as costs and attorneys’ fees. The plaintiff recently amended the Complaint to include a nationwide collective/class action on behalf of other similarly situated former and current associates who have worked as marketing representatives for any subsidiary health plan of the Company during the time period from November 2007 to the present.

In addition, the Company recently learned that a Complaint making substantially the same allegations as the Toure case has been filed in the United States District Court, Eastern District of New York. The case is styled as Andrea Burch, individually and on behalf of all others similarly situated v. AMERIGROUP CORP., d/b/a AMERIGROUP; AMERIGROUP NEW YORK, LLC, d/b/a AMERIGROUP (Case No.: CV11-1895).

At this early stage of the aforementioned cases, the Company is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome because the scope and size of the potential class has not been determined, no discovery has occurred and no specific amount of monetary damages has been alleged. The Company believes it has meritorious defenses to the claims against it and intends to defend itself vigorously.

Other Litigation

The Company is involved in various other legal proceedings in the normal course of business. Based upon its evaluation of the information currently available, the Company believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on its financial position, results of operations or cash flows.

10.	Share Repurchase Program

The Board of Directors authorized the repurchase of up to $400,000 of shares of the Company’s common stock under the Company’s ongoing share repurchase program on August 5, 2009. Pursuant to this share repurchase program, the Company repurchased and placed into treasury 440,328 shares of its common stock at an aggregate cost of $24,792 during the three months ended March 31, 2011. As of March 31, 2011, the Company had remaining authorization to purchase up to an additional $199,515 of shares of its common stock under the share repurchase program.

11.	Long-Term Incentive Plan

In March 2011, under the terms of existing compensation plans, the Company granted performance-based restricted stock units and performance-based cash awards to certain of its senior executives. These awards are earned based upon the Company’s performance against pre-established targets, including return on equity, net income margin and revenue growth over the three-year performance period. In addition to the performance conditions, these awards also include a market condition, which under certain performance conditions, may ultimately impact the number of restricted stock units and total cash awarded. The market condition is satisfied if the Company’s total shareholder return is above the median total shareholder return of the Company’s peer group as determined by the Compensation Committee of the Board of Directors (See Part II, Item 5. of the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2011 for a list of the companies that comprise the Company’s peer group.) Under the terms of the awards, participants have the ability to earn between 0% — 200% of their target award based upon the attainment of performance and/or market conditions as defined.

Performance-based restricted stock units are classified as equity awards. The fair value of the awards subject to the market condition is calculated using a Monte Carlo valuation model. Expense associated with the performance-based restricted stock units subject to the market condition is recognized regardless of whether the market condition

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

is met. A target of 77,828 performance-based restricted stock units were granted with the ability for participants to earn 0 to 155,656 units.

The following details of performance-based restricted stock units outstanding as of March 31, 2011 are provided based on current assumptions of future performance:

		Weighted -
		Average Grant
	Shares	Date Fair Value

Outstanding units at January 1, 2011	—	—
Granted at target level	77,828	$58.83
Adjustments above/(below) target level	—	—
Expired	—	—
Forfeited	—	—

Outstanding units at March 31, 2011	77,828	$58.83

Vested units at March 31, 2011	—
Unvested units at March 31, 2011	77,828
Unrecognized compensation expense	$4,943,105
Weighted average remaining period (years)	2.92

Performance-based cash awards are classified as liability awards because they are settled in cash. The fair value of the performance-based cash liability is re-evaluated using the Monte Carlo valuation model at each reporting date. A target of $4,515 performance-based cash awards were granted with the ability for participants to earn $0 to $9,030.

Expense for both the performance-based restricted stock units and the performance-based cash is recognized based on the total expected award and the period elapsed as of each reporting date. For the three months ended March 31, 2011, a total of $470 was recognized related to grants of performance-based restricted stock units and performance-based cash.

12.	Comprehensive Earnings

Differences between net income and total comprehensive income resulted from net unrealized (losses) gains on the investment portfolio as follows:

	Three Months Ended March 31,
	2011	2010

Net income	$70,477	$42,182
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net of tax	(600)	242

Comprehensive income	$69,877	$42,424

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	our inability to manage medical costs;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	local, state and national economic conditions, including their effect on the premium rate increase process and timing of payments;

•	the effect of laws and regulations governing the healthcare industry, including the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and any regulations enacted thereunder;

•	changes in Medicaid and Medicare payment levels and methodologies;

•	increased use of services, increased cost of individual services, pandemics, epidemics, the introduction of new or costly treatments and technology, new mandated benefits, insured population characteristics and seasonal changes in the level of healthcare use;

•	our ability to maintain and increase membership levels;

•	our ability to enter into new markets or remain in our existing markets;

•	changes in market interest rates or any disruptions in the credit markets;

•	our ability to maintain compliance with all minimum capital requirements;

•	liabilities and other claims asserted against us;

•	demographic changes;

•	the competitive environment in which we operate;

•	the availability and terms of capital to fund acquisitions, capital improvements and maintain capitalization levels required by regulatory agencies;

•	our ability to attract and retain qualified personnel;

•	the unfavorable resolution of new or pending litigation; and

•	catastrophes, including acts of terrorism or severe weather.

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2011 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly funded healthcare programs, including Medicaid, Children’s Health Insurance Program (“CHIP”), Medicaid expansion programs and Medicare Advantage. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and the government agencies with whom we contract because of our focus solely on recipients of publicly funded healthcare, medical management programs and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to healthcare benefits pursuant to agreements with applicable state and Federal government agencies. We combine medical, social and behavioral health services to help our members obtain quality healthcare in an efficient manner. Our success in establishing and maintaining strong relationships with government agencies, healthcare providers and our members has enabled us to retain existing contracts, obtain new contracts and establish and maintain a leading market position in many of the markets we serve. We continue to believe that managed healthcare remains the only proven mechanism that improves health outcomes for our members while helping our government customers manage the fiscal viability of their healthcare programs. We are dedicated to offering real solutions that improve healthcare access and quality for our members, while proactively working to reduce the overall cost of care to taxpayers.

Summary highlights of our first quarter of 2011 include:

•	Membership increased by 104,000 members, or 5.6%, to 1,967,000 members as of March 31, 2011 compared to 1,863,000 members as of March 31, 2010;

•	Total revenues of $1.5 billion for the first quarter of 2011, a 12.3% increase over the first quarter of 2010;

•	Health benefits ratio (“HBR”) of 81.8% of premium revenues for the first quarter of 2011 compared to 83.5% in the first quarter of 2010;

•	Selling, general and administrative expense (“SG&A”) ratio of 7.6% of total revenues for the first quarter of 2011 compared to 8.6% in the first quarter of 2010;

•	Cash provided by operations was $83.5 million for the three months ended March 31, 2011;

•	Unregulated cash and investments of $268.9 million as of March 31, 2011;

•	We repurchased 440,328 shares of common stock for approximately $24.8 million during the first quarter of 2011; and

•	On February 1, 2011 we began providing managed healthcare services to STAR+PLUS members under an expansion contract in the six-county service area surrounding Forth Worth, Texas.

Our results for the three months ended March 31, 2011 reflect the impact of modest membership growth. Additionally, increases in premium revenue reflect the impact of a full period of a benefit expansion to provide long-term care services to eligible members in Tennessee which began in March 2010, the net effect of premium rate changes from the prior year and the impact of a contract award through competitive procurement to expand healthcare coverage to seniors and people with disabilities in the six-county service area surrounding Forth Worth, Texas. Health benefits expense for the three months ended March 31, 2011 reflects moderating cost trends for current and prior periods, the latter of which generated favorable development related to prior periods.

Health Care Reform

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law (collectively, the “Acts”). The Acts provide comprehensive changes to the U.S. healthcare system, which will be phased in at various stages over the next several years. Among other things, the Acts are intended to provide health insurance to approximately 32 million uninsured individuals of whom approximately 20 million are expected to obtain health insurance through the expansion of the Medicaid program beginning in 2014. Funding for the expanded coverage will initially come largely from the Federal government.

To date, the Acts have not had a material effect on our results of operations, liquidity or cash flows; however, we continue to evaluate the provisions of the Acts and believe that the Acts may provide us with significant opportunities for membership growth in our existing markets and, potentially, in new markets in the future. There can be no assurance that we will realize this growth, or that this growth will be profitable. Further, there are several pending lawsuits challenging the constitutionality of the Acts so there can be no assurance that the Acts will take effect as originally enacted or at all.

There are numerous steps required to implement the Acts, including promulgating a substantial number of new and potentially more onerous regulations that may affect our business. Further, there has been resistance to expansion at the state level, largely due to budgetary pressure. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the Federal or state level, or the effect that any future legislation or regulation, or the pending litigation challenging the Acts, will have on our business or our growth opportunities. Although we believe the Acts will provide us with significant opportunity, the enacted reforms, as well as future regulations, legislative changes and judicial decisions may in fact have a material adverse effect on our results of operations, financial position or liquidity.

The Acts also include the imposition of a significant new non-deductible Federal premium-based assessment and other assessments on health insurers. If this Federal premium-based assessment is imposed as enacted, and if the cost of the Federal premium-based assessment is not included in the calculation of our premium rates, or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position or liquidity may be materially adversely affected.

Pending Contractual Revisions

Texas

In April 2011, the Texas Health and Human Services Commission (“HHSC”) issued a request for proposal for the re-bid of the Medicaid and CHIP Managed Care Services Contract. Proposals are due in May 2011 and we anticipate a contract award date during the latter half of the year with an operational start date in early 2012. If we are not awarded this contract or if the level of our business in Texas is reduced through the re-bidding process, our results of operations, financial position or cash flows in future periods could be materially and adversely affected.

Georgia

Our Temporary Assistance for Needy Families (“TANF”) and CHIP contract with the State of Georgia expires June 30, 2011, with the State’s option to renew the contract for one additional one-year term. The State has notified us of its intent to renew our contract effective July 1, 2011 and to amend our existing contract to include one additional year and one additional option to renew for a one-year term for an ultimate potential contract term ending on June 30, 2014 at the outermost. Additionally, the State has indicated its intent to reprocure the contract through a competitive bidding process sometime prior to this contract termination. If we are not awarded this contract through the re-bidding process, our results of operations, financial position or cash flows in future periods could be materially and adversely affected.

Other Market Updates

Texas

In February 2011, we began serving aged, blind and disabled (“ABD”) members in the six-county service area surrounding Forth Worth, Texas through an expansion contract awarded by HHSC. As of March 31, 2011, approximately 29,000 members were served by our Texas health plan under this contract. Previously, we served approximately 14,000 ABD members in the Dallas and Fort Worth areas under an administrative services only (“ASO”) contract that terminated on January 31, 2011.

Contingencies

Florida Premium Recoupment

On March 14, 2011, AMERIGROUP Florida, Inc. received written notices (the “Notices”) from the Florida Agency for Health Care Administration (“AHCA”) regarding an audit, conducted by a third party, of Medicaid claims paid under contracts between AHCA and Florida Medicaid managed care organizations for the period October 1, 2008 through December 31, 2010. The Notices claim that AHCA paid premium to AMERIGROUP Florida, Inc. for members who were not eligible to be enrolled in the Medicaid program at the time AHCA and other State agencies enrolled these purportedly ineligible members. The Notices also seek recoupment of premium payments to AMERIGROUP Florida, Inc. attributable to the purportedly ineligible members in the amount of $2.9 million. The Notices relate to two Florida counties and we believe that we may receive similar notices for other counties in which we operate or have operated in Florida. Further, we believe that the other Florida Medicaid managed care organizations have received similar notices for this time period.

We are evaluating our appeal rights and believe that we have substantial defenses to the claims asserted in the Notices for premium recoupment. The accompanying Condensed Consolidated Financial Statements reflect our best estimate of our liability for the claims set forth in the Notices as of March 31, 2011. However, we are unable to estimate the amount or nature of any potential claims for premium recoupment in the other Florida counties in which we operate or have operated because we have not received a notice from AHCA or the third party audit firm for such claims. As a result, there can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or cash flows.

Georgia Letter of Credit

Effective July 1, 2010, we renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009, in an aggregate principal amount of approximately $17.4 million, to meet certain obligations under our Medicaid contract in the State of Georgia through our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through cash held by AMGP Georgia Managed Care Company, Inc.

Employment Litigation

On November 22, 2010, a former AMERIGROUP New York, LLC marketing representative filed a putative collective and class action Complaint against AMERIGROUP Corporation and AMERIGROUP New York, LLC in the United States District Court, Eastern District of New York styled as Hamel Toure, Individually and on Behalf of All Other Persons Similarly Situated v. AMERIGROUP CORPORATION and AMERIGROUP NEW YORK, L.L.C. f/k/a CAREPLUS, L.L.C. (Case No.: CV10-5391). The Complaint alleges, inter alia, that the plaintiff and certain other employees should have been classified as non-exempt employees under the Fair Labor Standards Act (“FLSA”) and during the course of their employment should have received overtime and other compensation under the FLSA from October 22, 2007 until the entry of judgment and under the New York Labor Law from October 22, 2004 until the entry of judgment. The Complaint requests certification of the action as a class action, designation of the action as a collective action, a declaratory judgment, injunctive relief, an award of unpaid overtime compensation, an award of liquidated and/or punitive damages, pre-judgment and post-judgment interest, as well as costs and attorneys’ fees. The plaintiff recently amended the Complaint to include a nationwide collective/class action on behalf of other similarly situated former and current associates who have worked as marketing representatives for any of our subsidiary health plans during the time period from November 2007 to the present.

In addition, we recently learned that a Complaint making substantially the same allegations as the Toure case has been filed in the United States District Court, Eastern District of New York. The case is styled as Andrea Burch, individually and on behalf of all others similarly situated v. AMERIGROUP CORP., d/b/a AMERIGROUP; AMERIGROUP NEW YORK, LLC, d/b/a AMERIGROUP (Case No.: CV11-1895).

At this early stage of the aforementioned cases, we are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome because the scope and size of the potential class has not been determined, no discovery has occurred and no specific amount of monetary damages has been alleged. We believe we have meritorious defenses to the claims against us and intend to defend ourselves vigorously.

Results of Operations

The following table sets forth selected operating ratios for the three months ended March 31, 2011 and 2010. All ratios, with the exception of the HBR, are shown as a percentage of total revenues:

	Three Months Ended
	March 31,
	2011	2010

Premium revenue	99.7%	99.6%
Investment income and other	0.3	0.4

Total revenues	100.0%	100.0%

Health benefits(1)	81.8%	83.5%
Selling, general and administrative expenses	7.6%	8.6%
Income before income taxes	7.3%	5.0%
Net income	4.6%	3.1%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Summarized comparative financial information for the three months ended March 31, 2011 and 2010 is as follows (dollars in millions, except per share data; totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal):

	Three Months Ended March 31,
			% Change
	2011	2010	2011-2010

Revenues:
Premium	$1,535.8	$1,366.8	12.4
Investment income and other	4.1	4.9	(15.6)

Total revenues	1,539.9	1,371.6	12.3
Expenses:
Health benefits	1,257.0	1,141.6	10.1
Selling, general and administrative	116.5	117.4	(0.8)
Premium tax	40.4	31.5	28.5
Depreciation and amortization	9.1	8.7	4.4
Interest	4.2	4.0	4.7

Total expenses	1,427.1	1,303.2	9.5

Income before income taxes	112.8	68.5	64.7
Income tax expense	42.3	26.3	60.8

Net income	$70.5	$42.2	67.1

Diluted net income per share	$1.37	$0.82	67.1

Premium Revenue

Premium revenue for the three months ended March 31, 2011 increased $169.0 million, or 12.4%, to $1.5 billion from $1.4 billion for the three months ended March 31, 2010. The increase was due in part to increases in full-risk membership across the majority of our existing products and markets, most significantly in the State of Texas. These membership increases are partially due to continuing high levels of unemployment and the generally adverse macroeconomic environment driving increases in the number of people eligible for publicly funded healthcare programs. In addition, premium revenue increased as a result of our entry into the Tennessee TennCare CHOICES program in March 2010, premium rate and mix changes and our Texas expansion into the Forth Worth STAR+PLUS program on February 1, 2011.

Membership

The following table sets forth the approximate number of members we served in each state as of March 31, 2011 and 2010. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	March 31,
	2011	2010

Texas(1)	582,000	510,000
Georgia	270,000	250,000
Florida	263,000	250,000
Maryland	207,000	197,000
Tennessee	205,000	202,000
New Jersey	133,000	158,000
New York	109,000	113,000
Nevada	82,000	69,000
Ohio	55,000	56,000
Virginia	39,000	37,000
New Mexico	22,000	21,000

Total	1,967,000	1,863,000

(1)	Membership includes approximately 13,000 ABD members under an ASO contract as of March 31, 2010. This contract terminated January 31, 2011.

As of March 31, 2011, we served approximately 1,967,000 members, reflecting an increase of approximately 104,000 members, or 5.6%, compared to March 31, 2010. The increase is primarily a result of membership growth in the majority of our products and markets driven by a surge in Medicaid eligibility, which we believe was driven by continuing high levels of unemployment and general adverse economic conditions in addition to the impact of the expansion in the Forth Worth, Texas STAR+PLUS program on February 1, 2011. This growth was partially offset by contraction in our New Jersey health plan as a result of changes in our provider network causing member selection of our health plan to decrease.

The following table sets forth the approximate number of our members who receive benefits under our products as of March 31, 2011 and 2010. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

	March 31,
Product	2011	2010

TANF (Medicaid)	1,394,000	1,309,000
CHIP	268,000	269,000
ABD (Medicaid)(1)	215,000	197,000
FamilyCare (Medicaid)	72,000	72,000
Medicare Advantage	18,000	16,000

Total	1,967,000	1,863,000

(1)	Membership includes approximately 13,000 members under an ASO contract in Texas as of March 31, 2010. This contract terminated January 31, 2011.

Investment income and other revenue

Investment income and other revenue was $4.1 million and $4.9 million for the three months ended March 31, 2011 and 2010, respectively.

Our investment portfolio is comprised of fixed income securities and cash and cash equivalents, which generated investment income totaling $3.9 million for the three months ended March 31, 2011 compared to $4.2 million for the three months ended March 31, 2010. The decrease in investment income is primarily a result of decreased rates of return on fixed income securities due to current market interest rates. Our effective yield could remain at or below the current rate as of March 31, 2011 for the foreseeable future, which would result in similar or reduced returns on our investment portfolio in future periods. The performance of our investment portfolio is interest rate driven and, consequently, changes in interest rates affect our returns on, and the fair value of, our portfolio which can materially affect our results of operations or liquidity in future periods.

Other revenue decreased from $0.7 million for the three months ended March 31, 2010 to $0.2 million for the three months ended March 31, 2011 due to the termination of the ASO contract in the Dallas and Fort Worth service areas of Texas on January 31, 2011.

Health benefits expenses

Expenses relating to health benefits for the three months ended March 31, 2011 increased $115.4 million, or 10.1%, to $1.3 billion compared to $1.1 billion for the three months ended March 31, 2010. Our HBR decreased to 81.8% for the three months ended March 31, 2011 compared to 83.5% for the same period of the prior year. The decrease in health benefits expense as it relates to premium revenue resulted primarily from moderating cost trends for current and prior periods, the latter of which generated favorable development related to prior periods. HBR was also favorably impacted by the net effect of premium rate changes in connection with annual contract renewals.

The following table presents the components of the change in claims payable for the periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2011	December 31, 2010

Claims payable, beginning of period	$510,675	$529,036
Health benefits expense incurred during the period:
Related to current year	1,307,566	4,828,321
Related to prior years	(50,604)	(106,215)

Total incurred	1,256,962	4,722,106
Health benefits payments during the period:
Related to current year	900,625	4,359,216
Related to prior years	327,245	381,251

Total payments	1,227,870	4,740,467

Claims payable, end of period	$539,767	$510,675

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

Selling, general and administrative expenses

SG&A for the three months ended March 31, 2011 and 2010 was $116.5 million and $117.4 million, respectively. Our SG&A to total revenues ratio was 7.6% for the three months ended March 31, 2011 compared to 8.6% for the three months ended March, 31, 2010. The decrease in the SG&A ratio is primarily the result of leverage gained through an increase in premium revenue due to existing market growth, our entry into the Tennessee TennCare CHOICES program in March 2010, premium rate and mix changes and our Texas expansion into the Forth Worth STAR+PLUS program on February 1, 2011.

Premium tax expense

Premium taxes were $40.4 million and $31.5 million for the three months ended March 31, 2011 and March 31, 2010, respectively. The increase in premium tax expense for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily due to the termination of premium tax in the State of Georgia in October 2009 which was subsequently reinstated at a lower rate in July 2010 as well as increased premium revenues in the State of Tennessee primarily as a result of our entry into the TennCare CHOICES program in March 2010. Additionally, premium revenue growth in the majority of the other markets where premium tax is levied contributed to the increase.

Provision for income taxes

Income tax expense for the three months ended March 31, 2011 was $42.3 million with an effective tax rate of 37.5% compared to $26.3 million of income tax expense with an effective tax rate of 38.4% for the three months ended March 31, 2010. The change in the effective tax rate for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is primarily attributable to a decrease in the blended state income tax rate.

Net income

Net income for the three months ended March 31, 2011 was $70.5 million, or $1.37 per diluted share, compared to net income of $42.2 million, or $0.82 per diluted share for the three months ended March 31, 2010. The increase in net income is primarily attributable to an increase in premium revenue as a result of existing market growth, our entry into the Tennessee TennCare CHOICES program in March 2010, premium rate and mix changes and our Texas expansion into the Forth Worth STAR+PLUS program on February 1, 2011. The increase was also a result of moderating cost trends for current and prior periods, the latter of which generated favorable development related to prior periods.

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, and cash flows from operations. As of March 31, 2011, we had cash and cash equivalents of $602.0 million, short- and long-term investments of $1.1 billion and restricted investments on deposit for licensure of $119.2 million. Cash, cash equivalents, and investments which are unregulated totaled $268.9 million at March 31, 2011.

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

Share Repurchase Program

Under the authorization of our Board of Directors on August 5, 2009, we maintain a share repurchase program that allows us to repurchase up to $400.0 million shares of our common stock. Pursuant to this share repurchase program, we repurchased and placed into treasury 440,328 shares of our common stock at an aggregate cost of $24.8 million during the three months ended March 31, 2011. As of March 31, 2011, we had remaining authorization to purchase up to an additional $199.5 million of shares of our common stock under the share repurchase program.

Cash and Investments

Cash provided by operations was $83.5 million for the three months ended March 31, 2011 compared to cash used in operations of $6.8 million for the three months ended March 31, 2010. The increase in cash flows was primarily a result of an increase in cash flows generated from working capital changes of $56.8 million and an increase in net income of $28.3 million. Cash used in operating activities for working capital changes was $4.8 million for the three months ended March 31, 2011 compared to $61.6 million for the three months ended March 31, 2010. The decrease in cash used in operating activities for working capital changes primarily resulted from increased cash flows from routine changes in the timing of receipts of premium from government agencies of $65.3 million and variability in claims payable, which is impacted by growth in our markets offset by increased claims processing speeds, of $8.9 million. These increases were partially offset by a net decrease in cash provided through changes in accounts payable, accrued expenses, contractual refunds payable and other current liabilities of $23.0 million due primarily to fluctuations in variable compensation accruals, which are directly related to our attainment of financial performance goals, offset by an increase in cash provided through changes in income tax accruals.

Cash used in investing activities was $264.8 million for the three months ended March 31, 2011 compared to $54.5 million for the three months ended March 31, 2010. The increase in cash used in investing activities of $210.3 million is due primarily to an increase in the net purchases of investments of $219.2 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, partially offset by the impact of our New Jersey health plan’s acquisition of the Medicaid contracts rights from University Health Plans, Inc. for $13.4 million in March 2010 not recurring. We currently anticipate total capital expenditures for 2011 to be between approximately $35.0 million and $45.0 million related primarily to technological infrastructure development and enhancement of core systems to increase scalability and efficiency. For the three months ended March 31, 2011, total capital expenditures were $10.9 million.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of March 31, 2011, our investment portfolio consisted primarily of fixed-income securities with a weighted average maturity of approximately twenty-two months. We utilize investment vehicles such as auction rate securities, certificates of deposit, commercial paper, corporate bonds, debt securities of government sponsored entities, Federally insured corporate bonds, money market funds, municipal bonds and U.S. Treasury securities. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. The weighted average taxable equivalent yield on consolidated investments as of March 31, 2011 was approximately 1.1%. As of March 31, 2011, we had total cash and investments of approximately $1.8 billion.

The following table shows the types, percentages and average Standard and Poor’s (“S&P”) ratings of our holdings within our investment portfolio at March 31, 2011:

	Portfolio	Average S&P
	Percentage	Rating

Auction rate securities	0.9%	AAA
Cash, bank deposits and commercial paper	2.3%	AAA
Certificates of deposit	8.4%	AAA
Corporate bonds	16.4%	A+
Debt securities of government sponsored entities, Federally insured corporate bonds and U.S. Treasury securities	31.1%	AAA
Money market funds	19.8%	AAA
Municipal bonds	21.1%	AA+

	100.0%	AA+

As of March 31, 2011, $17.4 million of our investments were comprised of securities with an auction reset feature (“auction rate securities”) issued by student loan corporations established by various state governments. Since early 2008, auctions for these auction rate securities have failed, significantly decreasing our ability to liquidate these securities prior to maturity. As we cannot predict the timing of future successful auctions, if any, our auction rate securities are classified as available-for-sale and are carried at fair value within long-term investments. The weighted average life of our auction rate securities portfolio, based on the final maturity, is approximately twenty-three years. We currently believe that the $1.0 million net unrealized loss position that remains at March 31, 2011 on our auction rate securities portfolio is primarily due to liquidity concerns and not the creditworthiness of the underlying issuers. We currently have the intent to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments. During the three months ended March 31, 2011, certain investments in auction rate securities were called at par for net proceeds of $4.2 million.

Cash provided by financing activities was $19.3 million for the three months ended March 31, 2011, compared to cash used in financing activities of $3.4 million for the three months ended March 31, 2010. The increase in cash flows from financing activities is due primarily to an increase in the change in bank overdrafts of $23.5 million and an increase in proceeds from employee stock option exercises of $13.3 million offset by an increase in repurchases of our common stock of $17.8 million.

We believe that existing cash and investment balances and cash flows from operations will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at March 31, 2011 was 16.8%. We utilize the debt-to-total capital ratio as a measure, among others, of our leverage and financial flexibility. We believe our current debt-to-total capital ratio allows us flexibility to access debt financing should the need or opportunity arise; however, the financial markets have experienced periods of volatility and disruption from time-to-time. Future volatility and disruption is possible and unpredictable. In the event we need to access additional capital, our ability to obtain such capital may be limited and the cost of any such capital will depend on the market condition and our financial position at the time we pursue additional financing.

Convertible Senior Notes

As of March 31, 2011, we had $260.0 million outstanding in aggregate principal amount of 2.0% Convertible Senior Notes (the “2.0% Convertible Senior Notes”) due May 15, 2012. The 2.0% Convertible Senior Notes are governed by an Indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year and mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

Upon conversion of the 2.0% Convertible Senior Notes, we will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, we have the option to settle the excess with cash, shares of our common stock, or a combination thereof based on a daily conversion value, as defined in the Indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of our common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, if the market price of our common stock exceeds $42.53 we will be obligated to settle, in cash or shares of our common stock at our option, an amount equal to approximately $6.1 million for each dollar in share price that the market price of our common stock exceeds $42.53, or the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes. In periods prior to conversion, the 2.0% Convertible Senior Notes would also have a dilutive impact to earnings if the average market price of our common stock exceeds $42.53 for the period reported. At conversion, the dilutive impact would result if the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes, if any, is settled in shares of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of 2.0% Convertible Senior Notes that elects to convert their 2.0% Convertible Senior Notes in connection with such fundamental change. As of March 31, 2011, the 2.0% Convertible Senior Notes had a dilutive impact to earnings per share as the average market price of our common stock for the three months ended March 31, 2011 of $54.61 exceeded the conversion price of $42.53.

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

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, we sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock at an exercise price of $53.77 per share. If the average market price of our common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled in shares of our common stock. Consequently, under the provisions of the warrant instruments, if the market price of our common stock exceeds $53.77 at exercise we will be obligated to settle in shares of our common stock an amount equal to approximately $6.1 million for each dollar that the market price of our common stock exceeds $53.77 resulting in a dilutive impact to our earnings. As of March 31, 2011, the warrant instruments had a dilutive impact to earnings per share as the average market price of our common stock for the three months ended March 31, 2011 of $54.61 exceeded the $53.77 exercise price of the warrants.

The convertible note hedges and warrants are separate transactions which do not affect holders’ rights under the 2.0% Convertible Senior Notes.

As of March 31, 2011, our common stock was last traded at a price of $64.25 per share. Based on this value, if converted at March 31, 2011, we would have been obligated to pay the principal of the 2.0% Convertible Senior Notes plus an amount in cash or shares equal to $132.8 million. An amount equal to $132.8 million would be owed to us in cash or in shares of our common stock through the provisions of the convertible note hedges resulting in net cash outflow equal to the principal amount of the 2.0% Convertible Senior Notes. At this per share value, we would be required to deliver approximately $64.1 million in shares of our common stock under the warrant instruments or approximately 997,000 shares of our common stock at that price per share.

The principal of our 2.0% Convertible Senior Notes may be repaid with proceeds from debt or equity financing, existing unregulated cash and investments, or a combination thereof. If we determine that debt or equity financing is appropriate, our access to these markets may be limited as our results of operations cannot be predicted. Additionally, any disruptions in the credit markets similar to that of the recent recession could further limit our flexibility in planning for, or reacting to, changes in our business and industry and addressing our future capital requirements. Further, to the extent the counterparties to the convertible note hedges are unwilling or unable to fulfill the obligations under the convertible note hedges, our financial condition could be materially adversely affected.

Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders’ perception of our long- or short-term financial prospects. On March 30, 2011, as a result of our improved financial flexibility, growing operational scale and associated strong cash-flow generation capacity, Standard and Poor’s Ratings Services raised its counterparty credit and senior debt ratings on the Company from BB to BB+.

Similarly, our access to additional financing may be impaired if regulatory authorities or rating agencies take negative actions against us or if lenders develop a negative perception of our long- or short-term financial prospects. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms or at all.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include Health Maintenance Organizations (“HMOs”), one health insuring corporation (“HIC”) and one Prepaid Health Services Plan (“PHSP”). HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of March 31, 2011, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls or choose to increase capital at its subsidiary health plans during the remainder of 2011 using unregulated cash, cash equivalents, investments or a combination thereof. We believe, as a result, that we will continue to be in compliance with these requirements at least through the end of 2011.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs and other entities bearing risk for healthcare coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from (a) requiring insurers to submit a comprehensive plan to the state insurance commissioner, to (b) requiring the state insurance commissioner to place the insurer under regulatory control. Eight of our eleven states have adopted RBC as the measure of required surplus. At March 31, 2011, our RBC ratio in each of these states exceeded the requirement thresholds at which regulatory action would be initiated. Although not all states had adopted these rules at March 31, 2011, at that date, each of our active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our Condensed Consolidated Balance Sheets include a number of assets whose fair values are subject to market risk. Due to our significant investment in fixed-income investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. The financial markets have experienced periods of volatility and disruption, which have impacted liquidity and valuations of many financial instruments. While we do not believe we have experienced material adverse changes in the value of our cash equivalents and investments, disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our results of operations, liquidity, financial position or cash flows.

As of March 31, 2011, substantially all of our investments were in high quality securities that have historically exhibited good liquidity.

The fair value of our fixed-income investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed-income investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time-to-time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of March 31, 2011, an increase of 1% in interest rates on securities with maturities greater than one year would reduce the fair value of our fixed-income investment portfolio by approximately $22.2 million. Conversely, a reduction of 1% in interest rates on securities with maturities greater than one year would increase the fair value of our fixed-income investment portfolio by approximately $19.8 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1% change in interest rates.

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

(b) Changes in Internal Controls over Financial Reporting.  During the first quarter of 2011, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 9 to the Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A.	Risk Factors

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. There has been no material change in our risk factors as previously disclosed in Part I., Item 1.A., Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 23, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the three months ended March 31, 2011:

				Approximate Dollar
				Value of Shares
			Total Number of	(or Units)
		Average	Shares (or Units)	that May Yet Be
	Total Number of	Price Paid	Purchased as Part of	Purchased Under
	Shares (or Units)	per Share	Publicly Announced	the Plans or
	Purchased	(or Unit)	Plans or Programs(1)	Programs(2)
Period	(#)	($)	(#)	($)

January 1 — January 31, 2011	63,541	47.20	63,541	221,308,127
February 1 — February 28, 2011	122,124	57.34	122,124	214,305,965
March 1 — March 31, 2011(3)	269,546	58.13	254,663	199,515,246

Total	455,211	56.39	440,328	199,515,246

(1)	Shares purchased during the first quarter of 2011 were purchased as part of our existing authorized share repurchase program pursuant to Rule 10b5-1 of the Exchange Act as well as in open market purchases as permitted by Rule 10b5-18 of the Exchange Act. On March 8, 2011, we entered into a trading plan in accordance with Rule 10b5-1 of the Exchange Act, to facilitate repurchases of our common stock pursuant to our ongoing share repurchase program (the “Rule 10b5-1 plan”). The Rule 10b5-1 plan effectively terminated the previous Rule 10b5-1 plan and became effective on May 3, 2011 and expires on May 1, 2013, unless terminated earlier in accordance with its terms.

(2)	The ongoing share repurchase program authorized by the Board of Directors allows us to repurchase up to $400.0 million shares of our common stock from and after August 5, 2009. No duration has been placed on the repurchase program and we reserve the right to discontinue the repurchase program at any time.

(3)	Our 2009 Equity Incentive Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During March 2011, certain employees elected to tender 14,883 shares to the Company in payment of related withholding taxes upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: May 3, 2011

AMERIGROUP Corporation

By:	/s/ James W. Truess
James W. Truess
Chief Financial Officer and
Executive Vice President

Date: May 3, 2011

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

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to our Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-108831) filed on October 9, 2003).

3.2		Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed on February 14, 2008).

4.1		Form of share certificate for common stock (incorporated by reference to exhibit 3.3 to our Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-347410) filed on July 24, 2000).

4.2		Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on April 3, 2007).

4.3		Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K filed on April 3, 2007).

10.1		Amendment to the AMERIGROUP Corporation Severance Plan (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2011).

10.2		Amendment No. 3 to Employment Agreement between AMERIGROUP Corporation and James G. Carlson (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K filed on April 1, 2011).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 3, 2011.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 3, 2011.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 3, 2011.

*101	.INS	XBRL Instance Document

*101	.SCH	XBRL Taxonomy Extension Schema Document

*101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit
Number		Description

*101	.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.