Form 10-K/A
period 2010-12-31
AMERIGROUP CORP
filed 2011-05-13
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of AMERIGROUP Corporation for the fiscal year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2011. We are filing this Amendment solely to make certain revisions to the redacted copies of three material definitive agreements filed as exhibits with the 2010 Annual Report on Form 10-K, each under a request for confidential treatment. This Amendment hereby amends the cover page and Part IV, Item 15(b) of the 2010 Annual Report on Form 10-K. Exhibit 10.19.4, which is re-filed with this Amendment, has been amended to include explanatory language indicating that we have omitted marked portions of the document pursuant to a request for confidential treatment, the number of pages being omitted and that such omitted portions have been separately filed with the SEC. Exhibit 10.20.6 and Exhibit 10.20.7 have been amended as we have withdrawn our request for confidential treatment for these two agreements and have re-filed the full unredacted agreements as exhibits to this Amendment. Exhibit 10.19.4, Exhibit 10.20.6 and Exhibit 10.20.7, as filed herewith, amend and replace in their entirety the previously filed Exhibits to the 2010 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as Exhibits to this Amendment.
     No other item or disclosure appearing in the 2010 Annual Report on Form 10-K is affected by this Amendment other than the exhibits described above. This report on Form 10-K/A is presented as of the filing date of the 2010 Annual Report on Form 10-K and does not reflect events occurring after that date, or modify or update other items or disclosures in the 2010 Annual Report on Form 10-K. Accordingly, this Amendment should be read in conjunction with the 2010 Annual Report on Form 10-K and our other filings with the SEC.
     In this Amendment, “Company,” “we” and “our” refer to AMERIGROUP Corporation.
Item 15. Exhibits and Financial Statement Schedules
     (b) Exhibits.
     The Exhibit Index identified under Part IV, Item 15(b) of the 2010 Annual Report on Form 10-K is hereby amended such that the following documents are (i) amended and added to the Exhibit Index and (ii) included as exhibits to the 2010 Annual Report on Form 10-K:

Exhibit
Number	Description

*10.19.4	Amendment No. 9 between Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the provision of HMO services to Georgia Families for the period from July 1, 2010 through June 30, 2011, filed herewith.

10.20.6	Amendment effective December 1, 2010, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs in the Bexar, Dallas, Harris, Nueces, Tarrant, and Travis Service Delivery Areas expiring August 31, 2013, filed herewith.

10.20.7	Amendment effective March 1, 2011, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs in the Bexar, Dallas, Harris, Nueces, Tarrant, and Travis Service Delivery Areas expiring August 31, 2013, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 13, 2011.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 13, 2011.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia, on May xx, 2011.

AMERIGROUP Corporation

By:	/s/ James W. Truess
Name:     James W. Truess

Title:	Chief Financial Officer and
Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James G. Carlson James G. Carlson	Chairman, Chief Executive Officer and President	May 13, 2011

/s/ James W. Truess James W. Truess	Chief Financial Officer and Executive Vice President	May 13, 2011

/s/ Margaret M. Roomsburg Margaret M. Roomsburg	Chief Accounting Officer and Senior Vice President	May 13, 2011

/s/ Thomas E. Capps Thomas E. Capps	Director	May 13, 2011

/s/ Jeffrey B. Child Jeffrey B. Child	Director	May 13, 2011

/s/ Emerson U. Fullwood Emerson U. Fullwood	Director	May 13, 2011

/s/ Kay Coles James Kay Coles James	Director	May 13, 2011

/s/ William J. McBride William J. McBride	Director	May 13, 2011

/s/ Hala Moddelmog Hala Moddelmog	Director	May 13, 2011

/s/ Joseph W. Prueher Joseph W. Prueher	Director	May 13, 2011

Signatures	Title	Date

/s/ Uwe E. Reinhardt, Ph.D. Uwe E. Reinhardt, Ph.D.	Director	May 13, 2011

/s/ Richard D. Shirk Richard D. Shirk	Director	May 13, 2011

/s/ John W. Snow John W. Snow	Director	May 13, 2011

4