Form 10-Q
period 2011-06-30
AMERIGROUP CORP
filed 2011-08-04
CIK 1064863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
(757) 490-6900

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of July 29, 2011, there were 49,647,545 shares outstanding of the Company’s common stock, par value $0.01 per share.

AMERIGROUP Corporation and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

AMERIGROUP Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$582,771	$763,946
Short-term investments	272,113	230,007
Premium receivables	114,819	83,203
Deferred income taxes	28,008	28,063
Provider and other receivables	29,785	32,861
Prepaid expenses	39,929	13,538
Other current assets	14,319	7,083

Total current assets	1,081,744	1,158,701
Long-term investments	855,783	639,165
Investments on deposit for licensure	125,154	114,839
Property, equipment and software, net of accumulated depreciation of $189,830 and $174,683 at June 30, 2011 and December 31, 2010, respectively	99,315	96,967
Other long-term assets	13,109	13,220
Goodwill	260,496	260,496

Total assets	$2,435,601	$2,283,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$519,508	$510,675
Unearned revenue	104,213	103,067
Accrued payroll and related liabilities	44,504	71,253
Contractual refunds payable	66,865	44,563
Accounts payable, accrued expenses and other	159,876	121,283
Current portion of long-term convertible debt	251,432	—

Total current liabilities	1,146,398	850,841
Long-term convertible debt	—	245,750
Deferred income taxes	10,506	7,393
Other long-term liabilities	13,161	13,767

Total liabilities	1,170,065	1,117,751

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; outstanding 48,354,495 and 48,167,229 at June 30, 2011 and December 31, 2010, respectively	567	554
Additional paid-in capital	606,989	543,611
Accumulated other comprehensive income	5,982	627
Retained earnings	978,774	864,003

	1,592,312	1,408,795
Less treasury stock at cost (9,069,207 and 7,759,234 shares at June 30, 2011 and December 31, 2010, respectively)	(326,776)	(243,158)

Total stockholders’ equity	1,265,536	1,165,637

Total liabilities and stockholders’ equity	$2,435,601	$2,283,388

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation and Subsidiaries

Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Premium	$1,523,433	$1,428,879	$3,059,228	$2,795,646
Investment income and other	4,001	8,634	8,121	13,516

Total revenues	1,527,434	1,437,513	3,067,349	2,809,162

Expenses:
Health benefits	1,281,760	1,176,445	2,538,722	2,318,017
Selling, general and administrative	122,289	108,189	238,748	225,612
Premium tax	40,439	33,172	80,887	64,644
Depreciation and amortization	9,332	8,905	18,422	17,615
Interest	4,170	4,019	8,349	8,009

Total expenses	1,457,990	1,330,730	2,885,128	2,633,897

Income before income taxes	69,444	106,783	182,221	175,265
Income tax expense	25,150	39,570	67,450	65,870

Net income	$44,294	$67,213	$114,771	$109,395

Net income per share:
Basic net income per share	$0.91	$1.34	$2.37	$2.17

Weighted average number of common shares outstanding	48,419,556	50,296,209	48,342,756	50,422,564

Diluted net income per share	$0.83	$1.31	$2.18	$2.14

Weighted average number of common shares and dilutive potential common shares outstanding	53,541,368	51,318,044	52,658,303	51,235,939

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2011
(Dollars in thousands)
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity

Balances at December 31, 2010	48,167,229	$554	$543,611	$627	$864,003	7,759,234	$(243,158)	$1,165,637
Common stock issued upon exercise of stock options, vesting of restricted stock grants and purchases under the employee stock purchase plan	1,497,239	13	40,007	—	—	—	—	40,020
Compensation expense related to share-based payments	—	—	10,757	—	—	—	—	10,757
Tax benefit related to share-based payments	—	—	12,614	—	—	—	—	12,614
Employee stock relinquished for payment of taxes	(55,040)	—	—	—	—	55,040	(3,621)	(3,621)
Common stock repurchases	(1,254,933)	—	—	—	—	1,254,933	(79,997)	(79,997)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	5,355	—	—	—	5,355
Net income	—	—	—	—	114,771	—	—	114,771

Balances at June 30, 2011	48,354,495	$567	$606,989	$5,982	$978,774	9,069,207	$(326,776)	$1,265,536

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income	$114,771	$109,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,422	17,615
Loss on disposal or abandonment of property, equipment and software	320	24
Deferred tax benefit	(144)	(1,972)
Compensation expense related to share-based payments	10,757	9,571
Convertible debt non-cash interest	5,682	5,323
Gain on sale of intangible assets	—	(4,000)
Other	7,263	4,189
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Premium receivables	(31,616)	(10,140)
Prepaid expenses, provider and other receivables and other current assets	(28,722)	(6,138)
Other assets	(2,106)	(55)
Claims payable	8,833	(3,433)
Accounts payable, accrued expenses, contractual refunds payable and other current liabilities	10,653	41,371
Unearned revenue	1,146	(50,474)
Other long-term liabilities	(606)	(1,714)

Net cash provided by operating activities	114,653	109,562

Cash flows from investing activities:
Proceeds from sale of trading securities	—	8,992
Proceeds from sale of available-for-sale securities	464,366	416,066
Purchase of available-for-sale securities	(721,853)	(575,966)
Proceeds from redemption of investments on deposit for licensure	68,374	36,007
Purchase of investments on deposit for licensure	(78,606)	(48,523)
Purchase of property, equipment and software	(20,170)	(13,508)
Proceeds from sale of intangible assets	—	4,000
Purchase of contract rights and related assets	—	(13,420)

Net cash used in investing activities	(287,889)	(186,352)

Cash flows from financing activities:
Net increase in bank overdrafts	16,262	13,361
Customer funds administered	3,078	1,404
Proceeds from exercise of stock options and employee stock purchases	40,020	9,761
Repurchase of common stock shares	(79,997)	(43,676)
Tax benefit (expense) related to share-based payments	12,698	(142)

Net cash used in financing activities	(7,939)	(19,292)

Net decrease in cash and cash equivalents	(181,175)	(96,082)
Cash and cash equivalents at beginning of period	763,946	505,915

Cash and cash equivalents at end of period	$582,771	$409,833

Supplemental disclosures of non-cash information:
Employee stock relinquished for payment of taxes	$(3,621)	$(1,714)

Unrealized gain on available-for-sale securities, net of tax	$5,355	$944

Auction rate securities pending settlement	$—	$3,008

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
 (Dollars in thousands, except per share data)
(Unaudited)

1.	Interim Financial Reporting

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 of AMERIGROUP Corporation and its subsidiaries (the “Company”) are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2011 and operating results for the interim periods ended June 30, 2011 and 2010. The December 31, 2010 Condensed Consolidated Balance Sheet was derived from the audited consolidated financial statements as of that date. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2011. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011.

2.	Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Restricted shares and restricted share units subject to performance and/or market conditions are only included in the calculation of diluted net income per common share if all of the necessary performance and/or market conditions have been satisfied assuming the current reporting period were the end of the performance period and the impact is not anti-dilutive. All potential dilutive securities are determined by applying the treasury stock method. The following table sets forth the calculations of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic net income per share:
Net income	$44,294	$67,213	$114,771	$109,395

Weighted average number of common shares outstanding	48,419,556	50,296,209	48,342,756	50,422,564

Basic net income per share	$0.91	$1.34	$2.37	$2.17

Diluted net income per share:
Net income	$44,294	$67,213	$114,771	$109,395

Weighted average number of common shares outstanding	48,419,556	50,296,209	48,342,756	50,422,564
Dilutive effect of stock options and non-vested stock awards	1,764,664	1,021,835	1,813,532	813,375
Dilutive effect of assumed conversion of the 2.0% Convertible Senior Notes	2,196,048	—	1,818,377	—
Dilutive effect of warrants	1,161,100	—	683,638	—

Weighted average number of common shares and dilutive potential common shares outstanding	53,541,368	51,318,044	52,658,303	51,235,939

Diluted net income per share	$0.83	$1.31	$2.18	$2.14

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Potential common stock equivalents representing 4,835 shares and 2,431 shares for the three and six months ended June 30, 2011, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive. Potential common stock equivalents representing 883,010 shares and 1,525,327 shares for the three and six months ended June 30, 2010, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

The shares issuable upon conversion of the Company’s 2.0% Convertible Senior Notes (the “2.0% Convertible Senior Notes”) (See Note 9) were not included in the computation of diluted net income per share for the three and six months ended June 30, 2010 because to do so would have been anti-dilutive.

The Company’s warrants to purchase shares of its common stock (See Note 9) were not included in the computation of diluted net income per share for the three and six months ended June 30, 2010 because to do so would have been anti-dilutive.

3.	Recent Accounting Standards

Federal Premium-Based Assessment

In July 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for the fees to be paid by health insurers to the Federal government under the Patient Protection and Affordable Care Act as amended by the Heath Care and Education Reconciliation Act (collectively, the “Acts”). The Acts impose an annual fee on health insurers for each calendar year beginning on or after January 1, 2014 that is allocated to health insurers based on the ratio of the amount of an entity’s net premium revenues written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. The new guidance specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The new guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. As enacted, this Federal premium-based assessment is non-deductible and anticipated to be significant and it is yet undetermined how this premium-based assessment will be factored into the calculation of the Company’s premium rates, if at all. Accordingly, adoption of this guidance and the enactment of this assessment as currently written could have a material impact on the Company’s financial position, results of operations or cash flows in future periods.

Comprehensive Income

In June 2011, the FASB issued new guidance related to the presentation of other comprehensive income. The new guidance provides entities with an option to either replace the income statement with a statement of comprehensive income which would display both the components of net income and comprehensive income in a combined statement, or to present a separate statement of comprehensive income immediately following the income statement. The new guidance does not affect the components of other comprehensive income or the calculation of earnings per share. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance is to be applied retrospectively with early adoption permitted. The adoption of this new guidance in 2012 will not impact the Company’s financial position, results of operations or cash flows.

Fair Value

In May 2011, the FASB issued new guidance related to fair value measurement and disclosure. The new guidance is a result of joint efforts by the FASB and the International Accounting Standards Board to develop a single converged fair value framework. The new guidance expands existing disclosure requirements for fair value

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

measurements and makes other amendments, mostly to eliminate wording differences between U.S. generally accepted accounting principles and international financial reporting standards. However, some of the changes could affect how the fair value measurement guidance is applied. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance is to be applied prospectively and early adoption is not permitted. The Company is in the process of evaluating the impact, if any, of applying this new guidance on its financial position, results of operations or cash flows.

4.	Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, premium receivables, provider and other receivables, prepaid expenses, other current assets, cash surrender value of life insurance (included in other long-term assets), claims payable, unearned revenue, accrued payroll and related liabilities, contractual refunds payable, accounts payable, accrued expenses and other current liabilities and deferred compensation (included in other long-term liabilities): The fair value of these financial instruments, except cash surrender value of life insurance and deferred compensation, approximates the historical cost because of the short maturity of these items. Cash surrender value of life insurance and deferred compensation are carried at the fair value of the underlying assets due to the nature of the life insurance policies and deferred compensation plan.

Cash equivalents, short-term investments, long-term investments (other than auction rate securities and certificates of deposit), investments on deposit for licensure and long-term convertible debt: Fair value for these items is determined based upon quoted market prices.

Auction rate securities and certificates of deposit: Fair value is determined based upon discounted cash flow analyses.

Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1 — Observable inputs such as quoted prices in active markets:  The Company’s Level 1 securities consist of debt securities of government sponsored entities, equity index funds, Federally insured corporate bonds, money market funds and U.S. Treasury securities. Level 1 securities are classified as cash equivalents, short-term investments, long-term investments and investments on deposit for licensure in the accompanying Condensed Consolidated Balance Sheets. These securities are actively traded and therefore the fair value for these securities is based on quoted market prices on one or more securities exchanges.

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable:  The Company’s Level 2 securities consist of certificates of deposit, commercial paper, corporate bonds and municipal bonds and are classified as cash equivalents, short-term investments, long-term investments and investments on deposit for licensure in the accompanying Condensed Consolidated Balance Sheets. The Company’s investments in securities classified as Level 2 are traded frequently though not necessarily daily. Fair value for these securities, except certificates of deposit, is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. Fair value of certificates of deposit is determined using a discounted cash flow model comparing the stated rates of the certificates of deposit to current market interest rates for similar instruments.

Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions:  The Company’s Level 3 securities consist of auction rate securities issued by student loan corporations established by various state governments. The auction events for these securities

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

failed during early 2008 and have not resumed. Therefore, the estimated fair values of these securities have been determined utilizing an income approach, specifically discounted cash flow analyses. These analyses consider among other items, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data. As the timing of future successful auctions, if any, cannot be predicted, auction rate securities are classified as long-term investments in the accompanying Condensed Consolidated Balance Sheets.

The Company has not elected to apply the fair value option available under current guidance for any financial assets and liabilities that are not required to be measured at fair value. Transfers between levels, as a result of changes in the inputs used to determine fair value, are recognized as of the beginning of the reporting period in which the transfer occurs. There were no transfers between levels for the periods ended June 30, 2011 and December 31, 2010.

Assets

The Company’s assets measured at fair value on a recurring basis at June 30, 2011 were as follows:

				Fair Value Measurements at Reporting Date Using
				Quoted Prices in		Significant
	Fair Value	Fair Value of		Active Markets for	Significant Other	Unobservable
	of Cash	Available-for-	Total Fair	Identical Assets	Observable Inputs	Inputs
	Equivalents	Sale Securities	Value	(Level 1)	(Level 2)	(Level 3)

Auction rate securities	$—	$15,672	$15,672	$—	$—	$15,672
Certificates of deposit	135,653	7,002	142,655	—	142,655	—
Commercial paper	1,000	51,262	52,262	—	52,262	—
Corporate bonds	—	346,179	346,179	—	346,179	—
Debt securities of government sponsored entities	13,000	375,444	388,444	388,444	—	—
Equity index funds	—	16,217	16,217	16,217	—	—
Federally insured corporate bonds	—	21,230	21,230	21,230	—	—
Money market funds	427,168	23,791	450,959	450,959	—	—
Municipal bonds	—	361,755	361,755	—	361,755	—
U.S. Treasury securities	—	34,498	34,498	34,498	—	—

Total assets measured at fair value	$576,821	$1,253,050	$1,829,871	$911,348	$902,851	$15,672

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company’s assets measured at fair value on a recurring basis at December 31, 2010 were as follows:

				Fair Value Measurements at Reporting Date Using
				Quoted Prices in		Significant
	Fair Value	Fair Value of		Active Markets for	Significant Other	Unobservable
	of Cash	Available-for-	Total Fair	Identical Assets	Observable Inputs	Inputs
	Equivalents	Sale Securities	Value	(Level 1)	(Level 2)	(Level 3)

Auction rate securities	$—	$21,293	$21,293	$—	$—	$21,293
Certificates of deposit	137,215	13,651	150,866	—	150,866	—
Commercial paper	34,742	14,793	49,535	—	49,535	—
Corporate bonds	1,002	237,916	238,918	—	238,918	—
Debt securities of government sponsored entities	—	332,051	332,051	332,051	—	—
Federally insured corporate bonds	—	21,454	21,454	21,454	—	—
Money market funds	564,112	20,315	584,427	584,427	—	—
Municipal bonds	3,764	300,817	304,581	—	304,581	—
U.S. Treasury securities	1,000	21,721	22,721	22,721	—	—

Total assets measured at fair value	$741,835	$984,011	$1,725,846	$960,653	$743,900	$21,293

The following table presents the changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Balance at beginning of period	$17,394	$50,522	$21,293	$58,003
Total net realized loss included in investment income and other	—	(211)	—	(290)
Total net unrealized (loss) gain included in other comprehensive income	(47)	1,073	279	1,541
Sales	—	(9,050)	—	(12,000)
Calls by issuers	(1,675)	(11,290)	(5,900)	(16,210)

Balance at end of period	$15,672	$31,044	$15,672	$31,044

During the three and six months ended June 30, 2011 and 2010, proceeds from the sale or call of certain investments in auction rate securities, the net realized gains and the amount of prior period net unrealized losses

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

reclassified from accumulated other comprehensive income on a specific-identification basis were as follows (excludes the impact of the forward contract discussed below):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Proceeds from sale or call of auction rate securities	$1,675	$20,340	$5,900	$28,210
Total net realized gain included in investment income and other	—	674	—	875
Net unrealized loss reclassified from accumulated other comprehensive income, included in realized gain above	—	(210)	—	(290)

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

Liabilities

The 2.0% Convertible Senior Notes are carried at cost plus the value of the accrued discount in the accompanying Condensed Consolidated Balance Sheets, or $251,432 and $245,750 as of June 30, 2011 and December 31, 2010, respectively. The estimated fair value of the 2.0% Convertible Senior Notes is determined based upon a quoted market price. As of June 30, 2011 and December 31, 2010, the fair value of the borrowings under the 2.0% Convertible Senior Notes was $431,769 and $303,550, respectively, compared to the face value of $260,000.

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

5.	Short- and Long-Term Investments and Investments on Deposit for Licensure

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short- and long-term investments and investments on deposit for licensure held at June 30, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

Auction rate securities	$16,750	$—	$1,078	$15,672
Certificates of deposit	7,002	—	—	7,002
Commercial paper	51,268	—	6	51,262
Corporate bonds	343,337	2,917	75	346,179
Debt securities of government sponsored entities	374,866	776	198	375,444
Equity index funds	15,888	329	—	16,217
Federally insured corporate bonds	21,045	185	—	21,230
Money market funds	23,791	—	—	23,791
Municipal bonds	355,121	7,065	431	361,755
U.S. Treasury securities	34,393	105	—	34,498

Total	$1,243,461	$11,377	$1,788	$1,253,050

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short- and long-term investments and investments on deposit for licensure held at December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

Auction rate securities	$22,650	$—	$1,357	$21,293
Certificates of deposit	13,651	—	—	13,651
Commercial paper	14,797	—	4	14,793
Corporate bonds	235,775	2,327	186	237,916
Debt securities of government sponsored entities	331,893	623	465	332,051
Federally insured corporate bonds	21,097	360	3	21,454
Money market funds	20,315	—	—	20,315
Municipal bonds	301,234	1,145	1,562	300,817
U.S. Treasury securities	21,592	130	1	21,721

Total	$983,004	$4,585	$3,578	$984,011

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The amortized cost and fair value of investments in debt securities, by contractual maturity, for available-for-sale short- and long-term investments and investments on deposit for licensure held at June 30, 2011 were as follows:

	Amortized	Fair
	Cost	Value

Maturing within one year	$464,912	$465,751
Maturing between one year and five years	515,855	519,137
Maturing between five years and ten years	178,643	183,639
Maturing in greater than ten years	68,163	68,306

Total	$1,227,573	$1,236,833

Investments in equity index funds with a cost of $15,888 and a fair value of $16,217 are excluded from the table above because they do not have contractual maturities.

For the three and six months ended June 30, 2011 and 2010, the net unrealized gain recorded to accumulated other comprehensive income as a result of changes in fair value for investments classified as available-for-sale were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net unrealized gain recorded to accumulated other comprehensive income	$9,546	$972	$8,583	$1,445

The following table shows the fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired at June 30, 2011 and December 31, 2010. Investments are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Greater
		Gross	Total		Gross	Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Holding Losses	Securities	Value	Holding Losses	Securities

June 30, 2011:
Auction rate securities	$—	$—	—	$15,672	$1,078	4
Commercial paper	17,985	6	1	—	—	—
Corporate bonds	50,231	70	22	8,983	5	1
Debt securities of government sponsored entities	71,396	198	18	—	—	—
Municipal bonds	45,002	328	13	1,912	103	1

Total temporarily impaired securities	$184,614	$602	54	$26,567	$1,186	6

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

	Less than 12 Months			12 Months or Greater
		Gross	Total		Gross	Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Holding Losses	Securities	Value	Holding Losses	Securities

December 31, 2010:
Auction rate securities	$—	$—	—	$21,293	$1,357	6
Commercial paper	19,495	4	8	—	—	—
Corporate bonds	71,278	186	37	—	—	—
Debt securities of government sponsored entities	86,881	465	29	—	—	—
Federally insured corporate bond	4,036	3	1	—	—	—
Municipal bonds	160,860	1,562	64	—	—	—
U.S. Treasury securities	9,564	1	3	—	—	—

Total temporarily impaired securities	$352,114	$2,221	142	$21,293	$1,357	6

The Company typically invests in highly-rated debt securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to generally be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss and maintaining appropriate liquidity for the Company’s operations. Fair values were determined for each individual security in the investment portfolio. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three and six month periods ended June 30, 2011 the Company did not record any charges for other-than-temporary impairment of its available-for-sale securities.

As of June 30, 2011, the Company’s investments in debt securities in an unrealized loss position all hold investment grade ratings by various credit rating agencies. Additionally, the issuers have been current on all interest payments. The temporary declines in value at June 30, 2011 are primarily due to fluctuations in short-term market interest rates and the lack of liquidity of auction rate securities. Auction rate securities that have been in an unrealized loss position for greater than 12 months have experienced losses due to the lack of liquidity for these instruments, not as a result of impairment of the underlying debt securities. The Company does not intend to sell these securities prior to maturity or recovery and it is not likely that the Company will be required to sell these securities prior to maturity; therefore, there is no indication of other-than-temporary impairment for these securities.

6.	Market Updates

Georgia

In June 2011, the Company received notification from the Georgia Department of Community Health (“GA DCH”) that the GA DCH was exercising its option to renew, effective July 1, 2011, the Company’s Temporary Assistance for Needy Families (“TANF”) and Children’s Health Insurance Program (“CHIP”) contract between the Company’s Georgia health plan and GA DCH. The renewal of the contract typically includes revised premium rates that are affected through an amendment to the existing contract. The revised premium rates will be recognized when known, commensurate with the effective date, if they are expected to decrease from the existing rates, which can be prior to the date the contract is considered to be final. If the revised premium rates are anticipated to be an increase over the existing rates, the increase will be recognized in the period in which the rates become final. The time lag between the effective date of the premium rate changes and the final contract can and has in the past been delayed

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

one quarter or more. The value of the impact could be significant in the period in which it is recognized dependent on the magnitude of the premium rate change, the membership to which it applies and the length of the delay between the effective date of the rate increase and the contract date. The effect, if any, will not be known to the Company until the third quarter of 2011 or later. The contract, as renewed, will terminate on June 30, 2012. Additionally, the State has indicated its intent to begin reprocurement of the contract through a competitive bidding process sometime in the forthcoming twelve months.

Louisiana

On July 25, 2011, the Louisiana Department of Health and Hospitals announced that the Company was one of five managed care organizations selected through a competitive procurement to offer healthcare coverage to Medicaid recipients in Louisiana through its Louisiana health plan. The State indicated that the managed care organizations will enroll collectively approximately 900,000 members statewide, including children and families served by Medicaid’s TANF as well as people with disabilities. It is not known at this time what portion of the statewide membership will be covered by the Company’s Louisiana health plan. Of the five managed care organizations selected, the Company is one of three providers that will offer services on a full-risk basis. Pending the completion of a final agreement, the Company anticipates beginning operations in early 2012.

New Jersey

On July 1, 2011, the Company’s New Jersey health plan entered into a renewal of its managed care contract with the State of New Jersey Department of Human Services Division of Medical Assistance and Health Services (“NJ DMAS”) under which it provides managed care services to eligible members of the State’s New Jersey Medicaid/NJ FamilyCare program. The renewed contract includes a revision to the premium rates and an expansion of certain healthcare services provided to eligible members. These new healthcare services include personal care assistant services, medical day care (adult and pediatric), outpatient rehabilitation (physical therapy, occupational therapy, and speech pathology services), and aged, blind and disabled (“ABD”) and dual-eligible pharmacy benefits. The managed care contract renewal also includes participation by the Company’s New Jersey health plan in a three-year medical home demonstration project with NJ DMAS. This project requires the provision of services to participating enrollees under the Medical Home Model Guidelines. As of June 30, 2011, the Company’s New Jersey health plan served approximately 133,000 members.

Tennessee

The Company’s Tennessee health plan and the State of Tennessee TennCare Bureau are in the process of finalizing an amendment to the existing contract to provide Medicaid managed care services to eligible Medicaid members for the contract period beginning July 1, 2011. The amendment will include a revision to premium rates resulting in an anticipated decrease of approximately 4.7%. The revised premium rates will be recognized for periods subsequent to the effective date of July 1, 2011. The Company can make no assurance that the decrease in premium rates will not have a material adverse effect on its financial position, results of operations, or cash flows in future periods.

Texas

The Company’s Texas health plan and the Texas Health and Human Services Commission (“HHSC”) are in the process of finalizing an amendment to the existing Medicaid and CHIP Managed Care Services Contract for the contract period beginning September 1, 2011. The amendment will include a revision to premium rates resulting in an anticipated net decrease of approximately 5.4%. The revised premium rates will be recognized for periods subsequent to the effective date of September 1, 2011. The Company can make no assurance that the impact of the decrease in premium rates will not have a materially adverse effect on the Company’s financial position, results of operations or cash flows in future periods.

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

On August 1, 2011, HHSC announced that the Company’s Texas health plan was awarded a contract to continue to provide Medicaid managed care services to its existing service areas of Austin, Dallas/Fort Worth, Houston (including the planned September 1, 2011 expansion into the Jefferson service area) and San Antonio. The Company will no longer participate in the Corpus Christi area, for which it served approximately 10,000 members as of June 30, 2011. In addition to the existing service areas, the Company will begin providing Medicaid managed care services in the Lubbock and El Paso service areas and in the 164 counties of the three rural service areas. Additionally, the Company will begin providing prescription drug benefits for all of the Company’s Texas members and, pending final approval of the State’s waiver filed with the Centers for Medicare and Medicaid Services, inpatient hospital services for the STAR+PLUS program. As of June 30, 2011, the Company’s Texas health plan served approximately 593,000 members. Pending completion of a final agreement, the Company anticipates beginning operations for new markets and products in early 2012.

In February 2011, the Company’s Texas health plan began serving ABD members in the six-county service area surrounding Fort Worth, Texas through an expansion contract awarded by HHSC. As of June 30, 2011, approximately 28,000 members were served by the Company’s Texas health plan under this contract. Previously, the Company served approximately 14,000 ABD members in the Dallas and Fort Worth areas under an administrative services only contract that terminated on January 31, 2011.

7.	Summary of Goodwill and Acquired Intangible Assets

During the three months ended June 30, 2010, the Company sold certain trademarks for $4,000. The carrying value, net of accumulated amortization of these trademarks, was zero.

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

Other acquired intangible assets, included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Membership rights and provider contracts	$28,171	$(26,369)	$28,171	$(26,106)
Non-compete agreements and trademarks	946	(946)	946	(946)

	$29,117	$(27,315)	$29,117	$(27,052)

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

8.	Claims Payable

The following table presents the components of the change in claims payable for the periods presented:

	Six Months Ended June 30,
	2011	2010

Claims payable, beginning of period	$510,675	$529,036
Health benefits expense incurred during the period:
Related to current year	2,613,310	2,408,166
Related to prior years	(74,588)	(90,149)

Total incurred	2,538,722	2,318,017
Health benefits payments during the period:
Related to current year	2,168,850	1,960,389
Related to prior years	361,039	361,061

Total payments	2,529,889	2,321,450

Claims payable, end of period	$519,508	$525,603

Health benefits expense incurred during both periods was reduced for amounts related to prior years. The amounts related to prior years include the impact of amounts previously included in the liability to establish it at a level sufficient under moderately adverse conditions that were not needed and the reduction in health benefits expense due to revisions to prior estimates.

9.	Convertible Senior Notes

As of June 30, 2011, the Company had $260,000 outstanding in aggregate principal amount of 2.0% Convertible Senior Notes issued March 28, 2007 and due May 15, 2012, the carrying amount of which was $251,432 and $245,750 as of June 30, 2011 and December 31, 2010, respectively. The unamortized discount of $8,568 at June 30, 2011, will continue to be amortized over the remaining eleven months until maturity unless accelerated due to early conversions initiated by the bondholders.

Upon conversion of the 2.0% Convertible Senior Notes, the Company will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, the Company has the option to settle the excess with cash, shares of its common stock, or a combination thereof, based on a daily conversion value, as defined in the indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of the Company’s common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, if the market price of the Company’s common stock exceeds $42.53, the Company will be obligated to settle, in cash or shares of its common stock at its option, an amount equal to approximately $6,100 for each dollar in share price that the market price of the Company’s common stock exceeds $42.53, or the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes. In periods prior to conversion, the 2.0% Convertible Senior Notes would also have a dilutive impact to earnings if the average market price of the Company’s common stock exceeds $42.53 for the period reported. As of June 30, 2011, the 2.0% Convertible Senior Notes had a dilutive impact to earnings per share as the average market price of the Company’s common stock for the three and six months ended June 30, 2011 of $66.37 and $60.54, respectively, exceeded the conversion price of $42.53.

Concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company purchased convertible note hedges, subject to customary anti-dilution adjustments, covering 6,112,964 shares of its common stock. The convertible note hedges allow the Company to receive shares of its common stock and/or cash equal to the amounts

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

of common stock and/or cash related to the excess conversion value that the Company would pay to the holders of the 2.0% Convertible Senior Notes upon conversion. The convertible note hedges are expected to offset the potential dilution upon conversion of the 2.0% Convertible Senior Notes in the event that the market value per share of the Company’s common stock, as measured under the convertible note hedges, at the time of exercise is greater than the strike price of the convertible note hedges, which corresponds to the initial conversion price of the 2.0% Convertible Senior Notes and is subject to certain customary adjustments. If, however, the market value per share of the Company’s common stock exceeds the strike price of the warrants (discussed below) when such warrants are exercised, the Company will be required to issue common stock. Both the convertible note hedges and warrants provide for net-share settlement at the time of any exercise for the amount that the market value of the common stock exceeds the applicable strike price.

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of its common stock at an exercise price of $53.77 per share. If the average market price of the Company’s common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled in shares of its common stock. Consequently, under the provisions of the warrant instruments, if the market price of the Company’s common stock exceeds $53.77 at exercise, the Company will be obligated to settle in shares of its common stock an amount equal to approximately $6,100 for each dollar that the market price of its common stock exceeds $53.77 resulting in a dilutive impact to its earnings. As of June 30, 2011, the warrant instruments had a dilutive impact to earnings per share as the average market price of the Company’s common stock for the three and six months ended June 30, 2011 of $66.37 and $60.54, respectively, exceeded the $53.77 exercise price of the warrants.

The convertible note hedges and warrants are separate instruments which do not affect holders’ rights under the 2.0% Convertible Senior Notes.

As of June 30, 2011, the Company’s common stock was last traded at a price of $70.47 per share. Based on this value, if converted at June 30, 2011, the Company would have been obligated to pay the principal of the 2.0% Convertible Senior Notes plus an amount in cash or shares equal to $170,781. An amount equal to $170,781 would be owed to the Company in cash or in shares of its common stock through the provisions of the convertible note hedges resulting in a net cash outflow equal to the principal amount of the 2.0% Convertible Senior Notes. At this per share value, the Company would be required to deliver approximately $102,086 in shares of its common stock under the warrant instruments or approximately 1,449,000 shares of its common stock at that price per share.

10.	Commitments and Contingencies

Florida Premium Recoupment

As previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011, AMERIGROUP Florida, Inc. received written notices (the “Notices”) from the Florida Agency for Health Care Administration (“AHCA”) on March 14, 2011 regarding an audit, conducted by a third party, of Medicaid claims paid under contracts between AHCA and Florida Medicaid managed care organizations for the period October 1, 2008 through December 31, 2010. In June 2011, AMERIGROUP Florida, Inc. received revised Notices from AHCA reducing the recoupment of premium amount to $2,200. The Notices relate to two Florida counties and the Company believes that it may receive similar notices for other counties in which it operates or has operated in Florida, although it is not yet received any such notices.

The Company believes that it has substantial defenses to the claims asserted in the Notices and has appealed the premium recoupment to AHCA as permitted under its contract with AHCA. The accompanying Condensed Consolidated Financial Statements reflect the Company’s best estimate of its liability for the claims set forth in the Notices as of June 30, 2011. However, the Company is unable to estimate the amount or nature of any potential claims for premium recoupment in the other Florida counties in which it operates or has operated because the Company has not received a notice from AHCA or the third party audit firm for such claims. As a result, there can be

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

no assurances that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Letter of Credit

Effective July 1, 2011, the Company renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009, in an aggregate principal amount of approximately $17,366, to meet certain obligations under its Medicaid contract in the State of Georgia through its Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through investments held by AMGP Georgia Managed Care Company, Inc.

Legal Proceedings

Employment Litigation

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, on November 22, 2010, Hamel Toure, a former AMERIGROUP New York, LLC marketing representative, filed a putative collective and class action complaint against AMERIGROUP Corporation and AMERIGROUP New York, LLC in the United States District Court, Eastern District of New York. Subsequently, another lawsuit, styled Andrea Burch, individually and on behalf of all others similarly situated v. AMERIGROUP Corporation and AMERIGROUP New York, LLC, was consolidated with the Toure case.

At this early stage of the aforementioned case, the Company is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome because, among other things, the scope and size of the potential class has not been determined and no specific amount of monetary damages has been alleged. The Company believes it has meritorious defenses to the claims against it and intends to defend itself vigorously.

Other Litigation

The Company is involved in various other legal proceedings in the normal course of business. Based upon its evaluation of the information currently available, the Company believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on its financial position, results of operations or cash flows.

11.	Share Repurchase Program

The Board of Directors has authorized the repurchase of up to $400,000 of shares of the Company’s common stock under the Company’s share repurchase program established on August 5, 2009. Pursuant to this share repurchase program, the Company repurchased 814,605 shares of its common stock and placed them into treasury during the three months ended June 30, 2011 at an aggregate cost of $55,205. During the six months ended June 30, 2011, the Company repurchased and placed into treasury 1,254,933 shares of its common stock at an aggregate cost of $79,997. As of June 30 2011, the Company had remaining authorization to purchase up to an additional $144,310 of shares of its common stock under the share repurchase program.

12.	Long-Term Incentive Plan

In March 2011, under the terms of existing compensation plans, the Company granted performance-based restricted stock units and performance-based cash awards to certain of its senior executives. These awards are earned based upon the Company’s performance against pre-established targets, including return on equity, net income margin and revenue growth over the three-year performance period. In addition to the performance conditions, these awards also include a market condition, which under certain performance conditions, may ultimately impact the number of restricted stock units and total cash awarded. The market condition is satisfied if the Company’s total shareholder return is above the median total shareholder return of the Company’s peer group as determined by the Compensation Committee of the Board of Directors. Under the terms of the awards, participants

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

have the ability to earn between 0% and 200% of their target award based upon the attainment of performance and/or market conditions as defined.

Performance-based restricted stock units are classified as equity awards. The fair value of the awards subject to the market condition is calculated using a Monte Carlo valuation model. Expense associated with the performance-based restricted stock units subject to the market condition, if and when the market condition is applicable, is recognized regardless of whether the market condition is met. During the six months ended June 30, 2011, a target of 78,131 performance-based restricted stock units were granted with the ability for participants to earn between 0 and 156,262 units.

The following details of performance-based restricted stock units outstanding as of June 30, 2011 are provided based on current assumptions of future performance:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(#)	($)

Outstanding units at December 31, 2010	—	—
Granted at target level	78,131	58.83
Adjustments above/(below) target level	7,813	58.83
Expired	—	—
Forfeited	—	—

Outstanding units at June 30, 2011	85,944	58.83

Vested units at June 30, 2011	—
Unvested units at June 30, 2011	85,944
Unrecognized compensation expense	$4,621
Weighted average remaining period (years)	2.67

Performance-based cash awards are classified as liability awards because they are settled in cash. The fair value of the performance-based cash liability is re-evaluated using the Monte Carlo valuation model at each reporting date. A target of $4,599 performance-based cash awards were granted with the ability for participants to earn between $0 and $9,198.

The performance-based awards vest over a three-year performance period if certain performance and/or market conditions are achieved. Compensation costs for the performance-based awards are recognized by the Company over the requisite service period based on the probable outcome of the application of the performance and/or market conditions. The Company estimates the possible outcome of the performance and/or market conditions at each reporting period. The Company recognizes compensation costs based upon this estimate of the shares and cash that are expected to ultimately vest. For the three and six months ended June 30, 2011, a total of $808 and $1,278, respectively, was recognized related to grants of performance-based restricted stock units and performance-based cash and is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Income Statements.

AMERIGROUP Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

13.	Comprehensive Income

Differences between net income and total comprehensive income resulted from net unrealized gains on the investment portfolio as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$44,294	$67,213	$114,771	$109,395
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	5,955	702	5,355	944

Comprehensive income	$50,249	$67,915	$120,126	$110,339

14.	Georgia Duplicate Premium Payments

During the three months ended June 30, 2011, the Company revised its estimate of amounts owed to GA DCH for duplicate premium payments received by the Company. This liability arose from the assignment by GA DCH of more than one Medicaid enrollment number to an individual resulting in duplicate premium payments for the same member. The occurrence of duplicate member records is common in Georgia and generally is corrected in a timely manner.

During the three months ended June 30, 2011, the Company made inquiries of GA DCH regarding anomalies the Company identified in the monthly membership files that indicated GA DCH was not current in its process of merging duplicate member records. As a result, GA DCH initiated a comprehensive review that uncovered systemic membership record issues impacting contracted health plans as far back as the start of the Medicaid managed care program in Georgia in 2006. Based on this information, the Company increased its estimate of amounts due to GA DCH for payments received in prior periods by $13,800 thereby reducing earnings per diluted share by $0.16 in the three months ended June 30, 2011. For the six months ended June 30, 2011, $10,800 of the increase in the estimate for this liability related to prior years thereby reducing earnings per diluted share by $0.13 for the six month period ended June 30, 2011.

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

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2011, for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

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

Summary highlights include:

•	Membership increase of 78,000 members, or 4.1%, to 1,982,000 members as of June 30, 2011 compared to 1,904,000 members as of June 30, 2010;

•	Total revenues of $1.5 billion for the second quarter of 2011, a 6.3% increase over the second quarter of 2010;

•	Health benefits ratio (“HBR”) of 84.1% of premium revenues for the second quarter of 2011 compared to 82.3% in the second quarter of 2010;

•	Selling, general and administrative expense (“SG&A”) ratio of 8.0% of total revenues for the second quarter of 2011, compared to 7.5% in the second quarter of 2010;

•	Cash provided by operations of $114.7 million for the six months ended June 30, 2011;

•	Unregulated cash and investments of $255.2 million as of June 30, 2011;

•	Repurchase of 814,605 shares of common stock for an aggregate cost of approximately $55.2 million during the second quarter of 2011; and

•	On July 25, 2011, the Louisiana Department of Health and Hospitals announced that we were one of five managed care organizations selected through a competitive procurement to offer healthcare coverage to Medicaid recipients in Louisiana through our Louisiana health plan.

Our results for the three and six months ended June 30, 2011 compared to the same periods in the prior year reflect the impact of modest membership growth. Additionally, increases in premium revenue reflect the impact of premium rate changes from the prior year, commensurate with annual contract renewals and a contract award through competitive procurement to expand healthcare coverage to seniors and people with disabilities in the six-county service area surrounding Fort Worth, Texas which began on February 1, 2011. These increases in the three and six months ended June 30, 2011 were partially offset by the impact of the increase in the estimate of amounts due to the Georgia Department of Community Health (“GA DCH”) for duplicate premium payments as a result of systemic membership record problems identified by GA DCH. The increase in premium revenue for the six months ended June 30, 2011 also reflects the impact of a full period of a benefit expansion to provide long-term care services to eligible members in Tennessee, which began in March 2010. Health benefits expense for the three months ended June 30, 2011 reflects moderate increases in cost trends compared to the unusually low levels in prior quarters. Additionally, current periods reflect lower favorable development related to prior periods than that of recent quarters.

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

To date, the Acts have not had a material effect on our results of operations, liquidity or cash flows; however, we continue to evaluate the provisions of the Acts and believe that the Acts may provide us with significant opportunities for membership growth in our existing markets and, potentially, in new markets in the future. There can be no assurance that we will realize this growth, or that this growth will be profitable. Further, there are several pending lawsuits challenging the constitutionality of the Acts, so there can be no assurance that the Acts will take effect as originally enacted or at all.

There are numerous steps required to implement the Acts, including promulgating a substantial number of new and potentially more onerous regulations that may affect our business. Further, there has been resistance to expansion at the state level, largely due to budgetary pressure. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional requirements will be implemented at the Federal or state level, or the effect that any future legislation or regulation, or the pending litigation challenging the Acts will have on our business or our growth opportunities. Although we believe the Acts will provide us with significant opportunity, the enacted reforms, as well as future regulations, legislative changes and judicial decisions may in fact have a material adverse effect on our financial position, results of operations or liquidity.

The Acts also include the imposition of a significant new non-deductible Federal premium-based assessment and other assessments on health insurers. If this Federal premium-based assessment is imposed as enacted, and if the cost of the Federal premium-based assessment is not factored into the calculation of our premium rates, or if we are unable to otherwise adjust our business to address this new assessment, our financial position, results of operations or liquidity may be materially adversely affected.

Market Updates

Georgia

In June 2011, we received notification from GA DCH that GA DCH was exercising its option to renew, effective July 1, 2011, our Temporary Assistance for Needy Families (“TANF”) and CHIP contract between our Georgia health plan and GA DCH. The renewal of the contract typically includes revised premium rates that are affected through an amendment to the existing contract. The revised premium rates will be recognized when known, commensurate with the effective date, if they are expected to decrease from the existing rates, which can be prior to the date the contract is considered to be final. If the revised premium rates are anticipated to be an increase over the existing rates, the increase will be recognized in the period in which the rates become final. The time lag between the effective date of the premium rate changes and the final contract can and has in the past been delayed one quarter or more. The value of the impact could be significant in the period in which it is recognized dependent on the magnitude of the premium rate change, the membership to which it applies and the length of the delay between the effective date of the rate increase and the contract date. The effect, if any, will not be known to us until the third quarter of 2011 or later. The contract, as renewed, will terminate on June 30, 2012. Additionally, the State has indicated its intent to begin reprocurement of the contract through a competitive bidding process sometime in the forthcoming twelve months.

Louisiana

On July 25, 2011, the Louisiana Department of Health and Hospitals announced that we were one of five managed care organizations selected through a competitive procurement to offer healthcare coverage to Medicaid recipients in Louisiana through our Louisiana health plan. The State indicated that the managed care organizations will enroll collectively approximately 900,000 members statewide, including children and families served by Medicaid’s TANF as well as people with disabilities. It is not known at this time what portion of the statewide membership will be covered by our Louisiana health plan. Of the five managed care organizations selected, we are one of three providers that will offer services on a full-risk basis. Pending the completion of a final agreement, we anticipate beginning operations in early 2012.

New Jersey

On July 1, 2011, our New Jersey health plan entered into a renewal of its managed care contract with the State of New Jersey Department of Human Services Division of Medical Assistance and Health Services (“NJ DMAS”) under which we provide managed care services to eligible members of the State’s New Jersey Medicaid/NJ FamilyCare program. The renewed contract includes a revision to the premium rates and an expansion of certain healthcare services provided to eligible members. These new healthcare services include personal care assistant services, medical day care (adult and pediatric), outpatient rehabilitation (physical therapy, occupational therapy, and speech pathology services), and aged, blind and disabled (“ABD”) and dual-eligible pharmacy benefits. The managed care contract renewal also includes participation by our New Jersey health plan in a three-year medical home demonstration project with NJ DMAS. This project requires the provision of services to participating enrollees under the Medical Home Model Guidelines. As of June 30, 2011, our New Jersey health plan served approximately 133,000 members.

Tennessee

Our Tennessee health plan and the State of Tennessee TennCare Bureau are in the process of finalizing an amendment to the existing contract to provide Medicaid managed care services to eligible Medicaid members for the contract period beginning July 1, 2011. The amendment will include a revision to premium rates resulting in an anticipated decrease of approximately 4.7%. The revised premium rates will be recognized for periods subsequent to the effective date of July 1, 2011. We can make no assurance that the decrease in premium rates will not have a material adverse effect on our financial position, results of operations, or cash flows in future periods.

Texas

Our Texas health plan and the Texas Health and Human Services Commission (“HHSC”) are in the process of finalizing an amendment to the existing Medicaid and CHIP Managed Care Services Contract for the contract period beginning September 1, 2011. The amendment will include a revision to premium rates resulting in an anticipated net decrease of approximately 5.4%. The revised premium rates will be recognized for periods subsequent to the effective date of September 1, 2011. We can make no assurance that the impact of the decrease in premium rates will not have a materially adverse effect on our financial position, results of operations or cash flows in future periods.

On August 1, 2011, HHSC announced that our Texas health plan was awarded a contract to continue to provide Medicaid managed care services to its existing service areas of Austin, Dallas/Fort Worth, Houston (including the planned September 1, 2011 expansion into the Jefferson service area) and San Antonio. We will no longer participate in the Corpus Christi area, for which we served approximately 10,000 members as of June 30, 2011. In addition to the existing service areas, we will begin providing Medicaid managed care services in the Lubbock and El Paso service areas and in the 164 counties of the three rural service areas. Additionally, we will begin providing prescription drug benefits for all of our Texas members and, pending final approval of the State’s waiver filed with the Centers for Medicare and Medicaid Services, inpatient hospital services for the STAR+PLUS program. As of June 30, 2011, our Texas health plan served approximately 593,000 members. Pending completion of a final agreement, we anticipate beginning operations for new markets and products in early 2012.

In February 2011, our Texas health plan began serving ABD members in the six-county service area surrounding Fort Worth, Texas through an expansion contract awarded by HHSC. As of June 30, 2011, approximately 28,000 members were served by our Texas health plan under this contract. Previously, we served approximately 14,000 ABD members in the Dallas and Fort Worth areas under an administrative services only (“ASO”) contract that terminated on January 31, 2011.

Contingencies

Florida Premium Recoupment

As previously reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, AMERIGROUP Florida, Inc. received written notices (the “Notices”) from the Florida Agency for Health Care Administration (“AHCA”) on March 14, 2011 regarding an audit, conducted by a third party, of Medicaid claims paid under contracts between AHCA and Florida Medicaid managed care organizations for the period October 1, 2008 through December 31, 2010. In June 2011, AMERIGROUP Florida, Inc. received revised Notices from AHCA reducing the recoupment of premium amount to $2.2 million. The Notices relate to two Florida counties and we believe that we may receive similar notices for other counties in which we operate or have operated in Florida, although we have not yet received any such Notices.

We believe that we have substantial defenses to the claims asserted in the Notices and have appealed the premium recoupment to AHCA as permitted under our contract with AHCA. The accompanying Condensed Consolidated Financial Statements reflect our best estimate of our liability for the claims set forth in the Notices as of June 30, 2011. However, we are unable to estimate the amount or nature of any potential claims for premium recoupment in the other Florida counties in which we operate or have operated because we have not received a notice from AHCA or the third party audit firm for such claims. As a result, there can be no assurances that the ultimate outcome of this matter will not have a material adverse effect on our financial position, results of operations or cash flows.

Georgia Letter of Credit

Effective July 1, 2011, we renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009, in an aggregate principal amount of approximately $17.4 million, to meet certain obligations under our Medicaid contract in the State of Georgia through our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through investments held by AMGP Georgia Managed Care Company, Inc.

Employment Litigation

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, on November 22, 2010, Hamel Toure, a former AMERIGROUP New York, LLC marketing representative, filed a putative collective and class action complaint against AMERIGROUP Corporation and AMERIGROUP New York, LLC in the United States District Court, Eastern District of New York. Subsequently, another lawsuit, styled Andrea Burch, individually and on behalf of all others similarly situated v. AMERIGROUP Corporation and AMERIGROUP New York, LLC, was consolidated with the Toure case.

At this early stage of the aforementioned case, we are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome because, among other things, the scope and size of the potential class has not been determined and no specific amount of monetary damages has been alleged. We believe we have meritorious defenses to the claims against us and intend to defend ourselves vigorously.

Results of Operations

The following table sets forth selected operating ratios for the three and six months ended June 30, 2011 and 2010. All ratios, with the exception of the HBR, are shown as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Premium revenue	99.7%	99.4%	99.7%	99.5%
Investment income and other	0.3	0.6	0.3	0.5

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits(1)	84.1%	82.3%	83.0%	82.9%
Selling, general and administrative expenses	8.0%	7.5%	7.8%	8.0%
Income before income taxes	4.5%	7.4%	5.9%	6.2%
Net income	2.9%	4.7%	3.7%	3.9%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Summarized comparative financial information for the three and six months ended June 30, 2011 and 2010 is as follows (dollars in millions, except per share data; totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal):

					Three Months	Six Months
					Ended	Ended
	Three Months Ended		Six Months Ended		June 30,	June 30,
	June 30,		June 30,		% Change	% Change
	2011	2010	2011	2010	2011-2010	2011-2010

Revenues:
Premium	$1,523.4	$1,428.9	$3,059.2	$2,795.6	6.6	9.4
Investment income and other	4.0	8.6	8.1	13.5	(53.7)	(39.9)

Total revenues	1,527.4	1,437.5	3,067.3	2,809.2	6.3	9.2
Expenses:
Health benefits	1,281.8	1,176.4	2,538.7	2,318.0	9.0	9.5
Selling, general and administrative	122.3	108.2	238.7	225.6	13.0	5.8
Premium tax	40.4	33.2	80.9	64.6	21.9	25.1
Depreciation and amortization	9.3	8.9	18.4	17.6	4.8	4.6
Interest	4.2	4.0	8.3	8.0	3.8	4.2

Total expenses	1,458.0	1,330.7	2,885.1	2,633.9	9.6	9.5

Income before income taxes	69.4	106.8	182.2	175.3	(35.0)	4.0
Income tax expense	25.2	39.6	67.5	65.9	(36.4)	2.4

Net income	$44.3	$67.2	$114.8	$109.4	(34.1)	4.9

Diluted net income per share	$0.83	$1.31	$2.18	$2.14	(36.6)	1.9

Premium Revenue

Premium revenue for the three months ended June 30, 2011 increased $94.6 million, or 6.6%, to $1.5 billion from $1.4 billion for the three months ended June 30, 2010. For the six months ended June 30, 2011, premium revenue increased $263.6 million, or 9.4%, to $3.1 billion from $2.8 billion for the six months ended June 30, 2010. The increase in both periods was due in part to increases in full-risk membership across the majority of our existing products and markets, most significantly in the State of Texas. Premium revenue further increased as a result of premium rate increases and yield increases resulting from changes in membership mix across many of our markets. Additionally, our Texas expansion into the Fort Worth STAR+PLUS program on February 1, 2011 contributed to the increase in both periods. For the six months ended June 30, 2011 compared to the six months ended June 30, 2010, the increase in premium revenue was further attributable to our entry into the Tennessee TennCare CHOICES program in March 2010.

These increases were partially offset by a revision in our estimate of amounts due to GA DCH, which was recorded in the second quarter of 2011, for duplicate premium payments received by us. This liability arose from the assignment by GA DCH of more than one Medicaid enrollment number to an individual, resulting in multiple enrollment records and duplicate premium payments for the same member. The occurrence of duplicate member records is common in Georgia and is generally corrected in a timely manner.

During the three months ended June 30, 2011, we made inquiries of GA DCH regarding anomalies we identified in the monthly membership files that indicated GA DCH was not current in its process of merging duplicate member records. As a result, GA DCH initiated a comprehensive review that uncovered systemic membership record issues impacting contracted health plans as far back as the start of the Medicaid managed care program in Georgia in 2006. Based on this information, we increased our estimate of amounts due to GA DCH for this issue for payments received in prior periods by $13.8 million, thereby reducing earnings per diluted share by $0.16 in the three months ended June 30, 2011. For the six months ended June 30, 2011, $10.8 million of the increase in the estimate for this liability related to prior years, thereby reducing earnings per diluted share by $0.13 for the six month period ended June 30, 2011.

In addition, these overstated membership files were used by GA DCH to determine the per member premium rates paid to health plans in previous contract periods affected. This resulted in lower per member rates for these contract years and as a result, we expect that these historical premium rate calculations will be revisited to adjust the per member rates upward. While we have been advised that GA DCH intends to address these premium rate issues through a settlement agreement, we have not established a receivable for the rate adjustment, as the amount cannot be accurately estimated based on the information available to us.

Membership

The following table sets forth the approximate number of members we served in each state as of June 30, 2011 and 2010. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	June 30,
	2011	2010

Texas(1)	593,000	539,000
Georgia	270,000	259,000
Florida	262,000	259,000
Maryland	207,000	202,000
Tennessee	205,000	199,000
New Jersey	133,000	145,000
New York	109,000	111,000
Nevada	86,000	72,000
Ohio	55,000	58,000
Virginia	40,000	39,000
New Mexico	22,000	21,000

Total	1,982,000	1,904,000

(1)	Membership includes approximately 14,000 ABD members under an ASO contract as of June 30, 2010. This contract terminated January 31, 2011.

As of June 30, 2011, we served approximately 1,982,000 members, reflecting an increase of approximately 78,000 members, or 4.1%, compared to June 30, 2010. The increase is primarily due to membership growth in the majority of our products and markets and the impact of the expansion in the Fort Worth, Texas STAR+PLUS program on February 1, 2011. This growth was partially offset by contraction in our New Jersey health plan as a result of changes in our provider network causing member selection of our health plan to decrease.

The following table sets forth the approximate number of our members who receive benefits under our products as of June 30, 2011 and 2010. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

	June 30,
Product	2011	2010

TANF (Medicaid)	1,405,000	1,337,000
CHIP	266,000	274,000
ABD (Medicaid)(1)	216,000	204,000
FamilyCare (Medicaid)	74,000	71,000
Medicare Advantage	21,000	18,000

Total	1,982,000	1,904,000

(1)	Membership includes approximately 14,000 members under an ASO contract in Texas as of June 30, 2010. This contract terminated January 31, 2011.

Investment income and other revenue

Investment income and other revenue was $4.0 million and $8.6 million for the three months ended June 30, 2011 and 2010, respectively, and was $8.1 million and $13.5 million for the six months ended June 30, 2011 and 2010, respectively.

Our investment portfolio is primarily comprised of fixed income securities and cash and cash equivalents. Our investment portfolio generated pre-tax income totaling $4.0 million and $7.9 million for the three and six months ended June 30, 2011, respectively, compared to $4.8 million and $9.1 million for the three and six months ended June 30, 2010, respectively. The decrease in investment income is primarily a result of decreased rates of return on fixed income securities due to current market interest rates. Our effective yield could remain at or below the current rate as of June 30, 2011 for the foreseeable future, which would result in similar or reduced returns on our investment portfolio in future periods. The performance of our investment portfolio is predominately interest rate driven and, consequently, changes in interest rates affect our returns on, and the fair value of, our portfolio which can materially affect our results of operations or liquidity in future periods.

Other revenue decreased $3.8 million and $4.3 million, respectively, for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. Included in other revenue for the three and six months ended June 30, 2010 is a $4.0 million gain on the sale of certain trademarks.

Health benefits expenses

Expenses relating to health benefits for the three months ended June 30, 2011 increased $105.3 million, or 9.0%, to $1.3 billion compared to $1.2 billion for the three months ended June 30, 2010. Our HBR increased to 84.1% for the three months ended June 30, 2011 compared to 82.3% for the same period of the prior year. For the six months ended June 30, 2011, expenses related to health benefits increased $220.7 million, or 9.5%, to $2.5 billion from $2.3 billion for the six months ended June 30, 2010. Our HBR increased to 83.0% for the six months ended June 30, 2011 compared to 82.9% for the same period of the prior year. Health benefits expense for the three and six months ended June 30, 2011 reflects moderate increases in cost trends and the impacts of significant retroactive premium adjustments. Additionally, current periods reflect lower favorable development related to prior periods than that of recent quarters. The combined impacts of these factors resulted in an increase in our HBR for both the three and six months ended June 30, 2011 compared to that for the three and six months ended June 30, 2010.

The following table presents the components of the change in claims payable for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2011	2010

Claims payable, beginning of period	$510,675	$529,036
Health benefits expense incurred during the period:
Related to current year	2,613,310	2,408,166
Related to prior years	(74,588)	(90,149)

Total incurred	2,538,722	2,318,017
Health benefits payments during the period:
Related to current year	2,168,850	1,960,389
Related to prior years	361,039	361,061

Total payments	2,529,889	2,321,450

Claims payable, end of period	$519,508	$525,603

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

Selling, general and administrative expenses

SG&A for the three months ended June 30, 2011 increased $14.1 million, or 13.0%, to $122.3 million from $108.2 million for the three months ended June 30, 2010. The SG&A to total revenues ratio was 8.0% for the three months ended June 30, 2011 compared to 7.5% for the three months ended June 30, 2010. The increase in the SG&A expenses and ratio was attributable primarily to increased salary and benefit expenses over the prior year due to moderate workforce and compensation increases.

For the six months ended June 30, 2011, SG&A increased 5.8%, to $238.7 million from $225.6 million for the six months ended June 30, 2010. The SG&A to total revenues ratio was 7.8% for the six months ended June 30, 2011 compared to 8.0% for the six months ended June 30, 2010. The increase in SG&A expense is primarily a result of increases in purchased services related to corporate projects, advertising and marketing relating to our rebranding activities as well as increased salary and benefit expenses due to moderate workforce and compensation increases partially offset by decreases in variable compensation accruals. The decrease in the SG&A ratio is primarily due to leverage gained as a result of an increase in premium revenue through existing market growth, premium rate changes and our Texas expansion into the Fort Worth STAR+PLUS program on February 1, 2011.

Premium tax expense

Premium taxes were $40.4 million and $33.2 million for the three months ended June 30, 2011 and 2010, respectively and $80.9 million and $64.6 million for the six months ended June 30, 2011 and 2010, respectively. The increase in both periods is primarily due to the termination of premium tax in the State of Georgia in October 2009 which was subsequently reinstated at a lower rate in July 2010 as well as premium revenue growth in the majority of the other markets where premium tax is levied. The increase for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was further attributable to premium revenue growth in the State of Tennessee relating to our entry into the TennCare CHOICES program in March 2010.

Provision for income taxes

Income tax expense for the three months ended June 30, 2011 and 2010 was $25.2 million and $39.6 million, respectively, with an effective tax rate of 36.2% and 37.1%, respectively. Income tax expense for the six months ended June 30, 2011 and 2010 was $67.5 million and $65.9 million, respectively, with an effective tax rate of 37.0% and 37.6%, respectively. The effective tax rates for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 decreased due to a reduction in the blended state income tax rate resulting from increased income in states in which we are subject to premium tax rather than income tax.

Net income

Net income for the three months ended June 30, 2011 was $44.3 million, or $0.83 per diluted share, compared to net income of $67.2 million, or $1.31 per diluted share for the three months ended June 30, 2010. For the six months ended June 30, 2011, net income was $114.8 million, or $2.18 per diluted share, compared to $109.4 million, or $2.14 per diluted share, for the six months ended June 30, 2010. The decrease in net income for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was a result of moderate increases in cost trends, lower favorable development in current periods compared to prior quarters and significant retroactive premium adjustments in the current periods. The increase in net income for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily attributable to an increase in premium revenue as a result of existing market growth, our Texas expansion into the Fort Worth STAR+PLUS program on February 1, 2011, our entry into the Tennessee TennCare CHOICES program in March 2010 and premium rate and mix changes across the majority of our existing markets.

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, and cash flows from operations. As of June 30, 2011, we had cash and cash equivalents of $582.8 million, short- and long-term investments of $1.1 billion and restricted investments on deposit for licensure of $125.2 million. Cash, cash equivalents, and investments which are unregulated totaled $255.2 million at June 30, 2011.

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

Share Repurchase Program

Under the authorization of our Board of Directors on August 5, 2009, we maintain a share repurchase program that allows us to repurchase up to $400.0 million of shares of our common stock. Pursuant to this share repurchase program, we repurchased 814,605 shares of our common stock and placed them into treasury during the three months ended June 30, 2011 at an aggregate cost of $55.2 million. During the six months ended June 30, 2011, we repurchased and placed into treasury 1,254,933 shares of our common stock at an aggregate cost of $80.0 million. As of June 30, 2011, we had remaining authorization to purchase up to an additional $144.3 million of shares of our common stock under the share repurchase program.

Cash and Investments

Cash provided by operations was $114.7 million for the six months ended June 30, 2011 compared to cash provided by operations of $109.6 million for the six months ended June 30, 2010. The increase in cash provided by operations resulted from an increase in net income adjusted for non-cash items of $16.9 million offset in part by an increase in cash used in operating activities for working capital changes. The increase in cash used in operating activities for working capital changes was due, in part, to a net decrease in cash provided through changes in accounts payable, accrued expenses, contractual refunds payable and other current liabilities of $30.7 million as well as a net decrease in cash provided through changes in prepaid expenses, provider and other receivables and other current assets of $22.6 million due primarily to fluctuations in accruals for Federal taxes and variable compensation. The increase in cash used in operating activities for working capital changes was partially offset by routine changes in the timing of receipts of premium from government agencies of $30.1 million and variability in claims payable, which is impacted by growth in our markets, of $12.3 million.

Cash used in investing activities was $287.9 million for the six months ended June 30, 2011 compared to $186.4 million for the six months ended June 30, 2010. The increase in cash used in investing activities of $101.5 million is due primarily to an increase in the net purchases of investments and investments on deposit of $104.3 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, partially offset by the impact of our New Jersey health plan’s acquisition of the Medicaid contracts rights from University Health Plans, Inc. for $13.4 million in March 2010. We currently anticipate total capital expenditures for 2011 to be between approximately $35.0 million and $45.0 million related primarily to technological infrastructure development of new systems, as well as enhancement of our core systems, to further increase scalability and efficiency. For the six months ended June 30, 2011, total capital expenditures were $20.2 million.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of June 30, 2011, our investment portfolio consisted primarily of fixed-income securities with a weighted average maturity of approximately twenty-four months. We utilize investment vehicles such as auction rate securities, certificates of deposit, commercial paper, corporate bonds, debt securities of government sponsored entities, equity index funds, Federally insured corporate bonds, money market funds, municipal bonds and U.S. Treasury securities. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. As of June 30, 2011, we had total cash and investments of approximately $1.8 billion.

The following table shows the types and percentages of our holdings within our investment portfolio, as well as the average Standard and Poor’s (“S&P”) ratings for our investments in debt securities, at June 30, 2011:

	Portfolio	Average S&P
	Percentage	Rating

Auction rate securities	0.9%	AAA
Cash, bank deposits and commercial paper	3.1%	AAA
Certificates of deposit	7.8%	AAA
Corporate bonds	18.8%	A+
Debt securities of government sponsored entities, Federally insured corporate bonds and U.S. Treasury securities	24.2%	AAA
Equity index funds	0.9%		*
Money market funds	24.6%	AAA
Municipal bonds	19.7%	AA+

	100.0%	AA+

*	Not applicable.

As of June 30, 2011, $15.7 million of our investments were comprised of securities with an auction reset feature (“auction rate securities”) issued by student loan corporations established by various state governments. Since early 2008, auctions for these auction rate securities have failed, significantly decreasing our ability to liquidate these securities prior to maturity. As we cannot predict the timing of future successful auctions, if any, our auction rate securities are classified as available-for-sale and are carried at fair value within long-term investments. The weighted average life of our auction rate securities portfolio, based on the final maturity, is approximately twenty-three years. We currently believe that the $1.1 million net unrealized loss position that remains at June 30, 2011 on our auction rate securities portfolio is primarily due to liquidity concerns and not the creditworthiness of the underlying issuers. We currently have the intent to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments. During the six months ended June 30, 2011, certain investments in auction rate securities were called at par for net proceeds of $5.9 million.

Cash used in financing activities was $7.9 million for the six months ended June 30, 2011, compared to $19.3 million for the six months ended June 30, 2010. The decrease in cash used in financing activities of $11.4 million is due primarily to an increase in proceeds from employee stock option exercises and stock purchases of $30.3 million and an increase in the tax benefit relating to share-based payments of $12.8 million partially offset by an increase in repurchases of our common stock of $36.3 million.

We believe that existing cash and investment balances and cash flows from operations will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at June 30, 2011 was 16.6%. We utilize the debt-to-total capital ratio as a measure, among others, of our leverage and financial flexibility. We believe our current debt-to-total capital ratio allows us flexibility to access debt financing should the need or opportunity arise; however, the financial markets have experienced periods of volatility and disruption from time-to-time. Future volatility and disruption is possible and unpredictable. In the event we need to access additional capital, our ability to obtain such capital may be limited and the cost of any such capital will depend on the market condition and our financial position at the time we pursue additional financing.

Convertible Senior Notes

As of June 30, 2011, we had $260.0 million outstanding in aggregate principal amount of 2.0% Convertible Senior Notes (the “2.0% Convertible Senior Notes”) due May 15, 2012. The 2.0% Convertible Senior Notes are governed by an indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year and mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

Upon conversion of the 2.0% Convertible Senior Notes, we will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, we have the option to settle the excess with cash, shares of our common stock, or a combination thereof based on a daily conversion value, as defined in the Indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of our common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, if the market price of our common stock exceeds $42.53 we will be obligated to settle, in cash or shares of our common stock at our option, an amount equal to approximately $6.1 million for each dollar in share price that the market price of our common stock exceeds $42.53, or the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes. In periods prior to conversion, the 2.0% Convertible Senior Notes would also have a dilutive impact to earnings if the average market price of our common stock exceeds $42.53 for the period reported. At conversion, the dilutive impact would result if the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes, if any, is settled in shares of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of 2.0% Convertible Senior Notes that elects to convert their 2.0% Convertible Senior Notes in connection with such fundamental change. As of June 30, 2011, the 2.0% Convertible Senior Notes had a dilutive impact to earnings per share as the average market price of our common stock for the three and six months ended June 30, 2011 of $66.37 and $60.54, respectively, exceeded the conversion price of $42.53.

Concurrent with the issuance of the 2.0% Convertible Senior Notes, we purchased convertible note hedges, subject to customary anti-dilution adjustments, covering 6,112,964 shares of our common stock. The convertible note hedges are expected to offset the potential dilution upon conversion of the 2.0% Convertible Senior Notes in the event that the market value per share of our common stock, as measured under the convertible note hedges, at the time of exercise is greater than the strike price of the convertible note hedges. Consequently, under the provisions of the convertible note hedges, we are entitled to receive cash or shares of our common stock in an amount equal to the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes from the counterparty to the convertible note hedges.

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, we sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock at an exercise price of $53.77 per share. If the average market price of our common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled in shares of our common stock. Consequently, under the provisions of the warrant instruments, if the market price of our common stock exceeds $53.77 at exercise we will be obligated to settle in shares of our common stock an amount equal to approximately $6.1 million for each dollar that the market price of our common stock exceeds $53.77 resulting in a dilutive impact to our earnings. As of June 30, 2011, the warrant instruments had a dilutive impact to earnings per share as the average market price of our common stock for the three and six months ended June 30, 2011 of $66.37 and $60.54, respectively, exceeded the $53.77 exercise price of the warrants.

The convertible note hedges and warrants are separate instruments which do not affect holders’ rights under the 2.0% Convertible Senior Notes.

As of June 30, 2011, our common stock was last traded at a price of $70.47 per share. Based on this value, if converted at June 30, 2011, we would have been obligated to pay the principal of the 2.0% Convertible Senior Notes plus an amount in cash or shares equal to $170.8 million. An amount equal to $170.8 million would be owed to us in cash or in shares of our common stock through the provisions of the convertible note hedges resulting in a net cash outflow equal to the principal amount of the 2.0% Convertible Senior Notes. At this per share value, we would be required to deliver approximately $102.1 million in shares of our common stock under the warrant instruments or approximately 1,449,000 shares of our common stock at that price per share.

We may choose to pay the principal of our 2.0% Convertible Senior Notes with unregulated cash and investments, proceeds from dividends from our subsidiaries or proceeds from debt or equity financing, or a combination thereof. Of this range of alternatives, it is more likely that proceeds from new debt financing will fund the repayment of our 2.0% Convertible Senior Notes. If we determine that debt or equity financing is appropriate, our access to these markets or our ability to obtain such financing on acceptable terms may be limited as our results of operations cannot be predicted. Additionally, any disruptions in the credit markets could further limit our flexibility in planning for, or reacting to, changes in our business and industry and addressing our future capital requirements. Further, to the extent the counterparties to the convertible note hedges are unwilling or unable to fulfill the obligations under the convertible note hedges, our financial condition could be materially adversely affected.

We may also choose to pursue additional capital through proceeds of debt financing in excess of the principal of our 2.0% Convertible Senior Notes to increase our liquidity. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders’ perception of our long- or short-term financial prospects. Standard and Poor’s Ratings Services counterparty credit and senior debt ratings on the Company is currently at BB+.

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

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include Health Maintenance Organizations (“HMOs”), one health insuring corporation (“HIC”) and one Prepaid Health Services Plan (“PHSP”). HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of June 30, 2011, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls or choose to increase capital at its subsidiary health plans during the remainder of 2011 using unregulated cash, cash equivalents, investments or a combination thereof. We believe, as a result, that we will continue to be in compliance with these requirements at least through the end of 2011.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs and other entities bearing risk for healthcare coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from (a) requiring insurers to submit a comprehensive plan to the state insurance commissioner, to (b) requiring the state insurance commissioner to place the insurer under regulatory control. Eight of our eleven states in which we currently operate have adopted RBC as the measure of required surplus. At June 30, 2011, our RBC ratio in each of these states exceeded the required thresholds at which regulatory action would be initiated. Although not all states had adopted these rules at June 30, 2011, at that date, each of our active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

Recent Accounting Standards

Federal Premium-Based Assessment

In July 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for the fees to be paid by health insurers to the Federal government under the Acts. The Acts impose an annual fee on health insurers for each calendar year beginning on or after January 1, 2014 that is allocated to health insurers based on the ratio of the amount of an entity’s net premium revenues written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. The new guidance specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The new guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. As enacted, this Federal premium-based assessment is non-deductible and anticipated to be significant and it is yet undetermined how this premium-based assessment will be factored into the calculation of our premium rates, if at all. Accordingly, adoption of this guidance and the enactment of this assessment as currently written could have a material impact on our financial position, results of operations or cash flows in future periods.

Fair Value

In May 2011, the FASB issued new guidance related to fair value measurement and disclosure. The new guidance is a result of joint efforts by the FASB and the International Accounting Standards Board to develop a single converged fair value framework. The new guidance expands existing disclosure requirements for fair value measurements and makes other amendments mostly to eliminate wording differences between U.S. generally accepted accounting principles and international financial reporting standards. However, some of the changes could affect how the fair value measurement guidance is applied. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance is to be applied prospectively and early adoption is not permitted. We are in the process of evaluating the impact, if any, of applying this new guidance on our financial position, results of operations or cash flows.

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

As of June 30, 2011, substantially all of our investments were in investment grade securities that have historically exhibited good liquidity.

The fair value of our fixed-income investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed-income investments to maturity. We rely on the experience and judgment of senior management and experienced third-party investment advisors to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time-to-time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of June 30, 2011, an increase of 1% in interest rates on securities with maturities greater than one year would reduce the fair value of our fixed-income investment portfolio by approximately $22.9 million. Conversely, a reduction of 1% in interest rates on securities with maturities greater than one year would increase the fair value of our fixed-income investment portfolio by approximately $21.3 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1% change in interest rates.

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

(b) Changes in Internal Controls over Financial Reporting.  During the second quarter of 2011, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10 to the Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A.	Risk Factors

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. There has been no material change in our risk factors as previously disclosed in Part I., Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 23, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our stock repurchases during the three months ended June 30, 2011:

				Approximate Dollar
				Value of Shares
			Total Number of	(or Units)
		Average	Shares (or Units)	that May Yet Be
	Total Number of	Price Paid	Purchased as Part of	Purchased Under
	Shares (or Units)	per Share	Publicly Announced	the Plans or
	Purchased	(or Unit)	Plans or Programs(1)	Programs(2)
Period	(#)	($)	(#)	($)

April 1 — April 30, 2011(3)	40,157	68.30	—	199,515,246
May 1 — May 31, 2011	715,952	68.01	715,952	150,819,865
June 1 — June 30, 2011	98,653	65.98	98,653	144,310,406

Total	854,762	67.79	814,605	144,310,406

(1)	Shares purchased during the second quarter of 2011 were purchased as part of our existing authorized share repurchase program pursuant to Rule 10b5-1 of the Exchange Act as well as in open market purchases as permitted by Rule 10b5-18 of the Exchange Act. On May 27, 2011, we entered into a trading plan in accordance with Rule 10b5-1 of the Exchange Act, to facilitate repurchases of our common stock pursuant to our share repurchase program (the “Rule 10b5-1 plan”). The Rule 10b5-1 plan effectively terminated the previous Rule 10b5-1 plan and became effective on August 2, 2011 and expires on August 2, 2013, unless terminated earlier in accordance with its terms.

(2)	The share repurchase program authorized by the Board of Directors allows us to repurchase up to $400.0 million shares of our common stock from and after August 5, 2009. No duration has been placed on the repurchase program and we reserve the right to discontinue the repurchase program at any time.

(3)	Our 2009 Equity Incentive Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During April

2011, certain employees elected to tender 40,157 shares to the Company in payment of related withholding taxes upon vesting of restricted stock.

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

Date: August 4, 2011

AMERIGROUP Corporation

By:
/s/  James W. Truess
    James W. Truess
Chief Financial Officer and
Executive Vice President

Date: August 4, 2011

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

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to our Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-108831) filed on October 9, 2003).
3.2		Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (No. 001-31574) filed on February 14, 2008).
4.1		Form of share certificate for common stock (incorporated by reference to Exhibit 3.3 to our Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-347410) filed on July 24, 2000).
4.2		Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (No. 001-31574) filed on April 3, 2007).
4.3		Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (No. 001-31574) filed on April 3, 2007).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2011.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2011.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 4, 2011.
*101	. INS	XBRL Instance Document
*101	. SCH	XBRL Taxonomy Extension Schema Document
*101	. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101	. DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101	. LAB	XBRL Taxonomy Extension Label Linkbase Document
*101	. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.