Form 10-Q
period 2011-09-30
AMERIGROUP CORP
filed 2011-11-02
CIK 1064863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011, there were 47,836,385 shares outstanding of the Company’s common stock, par value $0.01 per share.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$638,481	$763,946
Short-term investments	178,344	230,007
Premium receivables	133,136	83,203
Deferred income taxes	29,402	28,063
Provider and other receivables	30,644	32,861
Prepaid expenses	27,082	13,538
Other current assets	16,537	7,083

Total current assets	1,053,626	1,158,701
Long-term investments	905,672	639,165
Investments on deposit for licensure	125,632	114,839
Property, equipment and software, net of accumulated depreciation of $195,623 and $174,683 at September 30, 2011 and December 31, 2010, respectively	101,724	96,967
Other long-term assets	12,299	13,220
Goodwill	260,496	260,496

Total assets	$2,459,449	$2,283,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$544,526	$510,675
Unearned revenue	111,375	103,067
Accrued payroll and related liabilities	55,384	71,253
Contractual refunds payable	90,813	44,563
Accounts payable, accrued expenses and other	132,474	121,283
Current portion of long-term convertible debt	254,155	—

Total current liabilities	1,188,727	850,841
Long-term convertible debt	—	245,750
Deferred income taxes	12,001	7,393
Other long-term liabilities	12,562	13,767

Total liabilities	1,213,290	1,117,751

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; outstanding 46,767,723 and 48,167,229 at September 30, 2011 and December 31, 2010, respectively	568	554
Additional paid-in capital	616,830	543,611
Accumulated other comprehensive income	5,909	627
Retained earnings	1,026,848	864,003

	1,650,155	1,408,795
Less treasury stock at cost (10,763,086 and 7,759,234 shares at September 30, 2011 and December 31, 2010, respectively)	(403,996)	(243,158)

Total stockholders’ equity	1,246,159	1,165,637

Total liabilities and stockholders’ equity	$2,459,449	$2,283,388

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Premium	$1,600,502	$1,489,884	$4,659,730	$4,285,530
Investment income and other	4,149	5,020	12,270	18,536

Total revenues	1,604,651	1,494,904	4,672,000	4,304,066

Expenses:
Health benefits	1,342,648	1,199,706	3,881,370	3,517,723
Selling, general and administrative	130,785	106,815	369,533	332,427
Premium tax	41,188	40,317	122,075	104,961
Depreciation and amortization	9,322	8,737	27,744	26,352
Interest	4,194	3,991	12,543	12,000

Total expenses	1,528,137	1,359,566	4,413,265	3,993,463

Income before income taxes	76,514	135,338	258,735	310,603
Income tax expense	28,440	50,990	95,890	116,860

Net income	$48,074	$84,348	$162,845	$193,743

Net income per share:
Basic net income per share	$1.01	$1.72	$3.39	$3.88

Weighted average number of common shares outstanding	47,643,648	49,083,164	48,107,159	49,971,559

Diluted net income per share	$0.96	$1.68	$3.14	$3.81

Weighted average number of common shares and dilutive potential common shares outstanding	50,253,757	50,197,740	51,850,978	50,895,807

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2010	48,167,229	$554	$543,611	$627	$864,003	7,759,234	$(243,158)	$1,165,637
Common stock issued upon exercise of stock options,vesting of restricted stock grants and purchases under the employee stock purchase plan	1,604,346	14	43,119	—	—	—	—	43,133
Compensation expense related to share-based payments	—	—	16,743	—	—	—	—	16,743
Tax benefit related to share-based payments	—	—	13,357	—	—	—	—	13,357
Employee stock relinquished for payment of taxes	(55,040)	—	—	—	—	55,040	(3,621)	(3,621)
Common stock repurchases	(2,948,812)	—	—	—	—	2,948,812	(157,217)	(157,217)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	5,282	—	—	—	5,282
Net income	—	—	—	—	162,845	—	—	162,845

Balances at September 30, 2011	46,767,723	$568	$616,830	$5,909	$1,026,848	10,763,086	$(403,996)	$1,246,159

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$162,845	$193,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,744	26,352
Loss on disposal or abandonment of property, equipment and software	410	17
Deferred tax expense (benefit)	29	(1,222)
Compensation expense related to share-based payments	16,743	14,594
Convertible debt non-cash interest	8,523	7,984
Gain on sale of intangible assets	—	(4,000)
Other	11,165	6,772
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Premium receivables	(49,933)	(39,177)
Prepaid expenses, provider and other receivables and other current assets	(15,456)	(8,144)
Other assets	(1,413)	(396)
Claims payable	33,851	(7,216)
Accounts payable, accrued expenses, contractual refunds payable and other current liabilities	41,721	73,732
Unearned revenue	8,308	(59,999)
Other long-term liabilities	(1,205)	(533)

Net cash provided by operating activities	243,332	202,507

Cash flows from investing activities:
Proceeds from sale of trading securities	—	12,000
Proceeds from sale or call of available-for-sale securities	734,486	690,740
Purchase of available-for-sale securities	(952,312)	(818,544)
Proceeds from redemption of investments on deposit for licensure	111,432	58,487
Purchase of investments on deposit for licensure	(121,941)	(66,073)
Purchase of property, equipment and software	(31,545)	(19,397)
Proceeds from sale of intangible assets	—	4,000
Purchase of contract rights and related assets	—	(13,420)

Net cash used in investing activities	(259,880)	(152,207)

Cash flows from financing activities:
Repayment of convertible notes principal	(120)	—
Payment of conversion premium on converted notes	(82)	—
Proceeds from convertible notes hedge instruments	82	—
Net (decrease) increase in bank overdrafts	(11,291)	33,870
Customer funds administered	3,164	(424)
Proceeds from exercise of stock options and employee stock purchases	43,133	15,968
Repurchase of common stock shares	(157,217)	(114,135)
Tax benefit (expense) related to share-based payments	13,414	(919)

Net cash used in financing activities	(108,917)	(65,640)

Net decrease in cash and cash equivalents	(125,465)	(15,340)
Cash and cash equivalents at beginning of period	763,946	505,915

Cash and cash equivalents at end of period	$638,481	$490,575

Supplemental disclosures of non-cash information:
Employee stock relinquished for payment of taxes	$(3,621)	$(1,714)

Unrealized gain on available-for-sale securities, net of tax	$5,282	$2,777

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1. Interim Financial Reporting

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 of AMERIGROUP Corporation and its subsidiaries (the “Company”) are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2011 and operating results for the interim periods ended September 30, 2011 and 2010. The December 31, 2010 Condensed Consolidated Balance Sheet was derived from the audited consolidated financial statements as of that date. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2011. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic net income per share:
Net income	$48,074	$84,348	$162,845	$193,743

Weighted average number of common shares outstanding	47,643,648	49,083,164	48,107,159	49,971,559

Basic net income per share	$1.01	$1.72	$3.39	$3.88

Diluted net income per share:
Net income	$48,074	$84,348	$162,845	$193,743

Weighted average number of common shares outstanding	47,643,648	49,083,164	48,107,159	49,971,559
Dilutive effect of stock options and non-vested stock awards	1,400,337	1,114,576	1,668,364	924,248
Dilutive effect of assumed conversion of the 2.0% Convertible Senior Notes	1,209,772	—	1,629,832	—
Dilutive effect of warrants	—	—	445,623	—

Weighted average number of common shares and dilutive potential common shares outstanding	50,253,757	50,197,740	51,850,978	50,895,807

Diluted net income per share	$0.96	$1.68	$3.14	$3.81

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Potential common stock equivalents representing 76,645 shares and 43,577 shares for the three and nine months ended September 30, 2011, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive. Potential common stock equivalents representing 818,509 shares and 1,206,596 shares for the three and nine months ended September 30, 2010, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

The shares issuable upon conversion of the Company’s 2.0% Convertible Senior Notes (the “2.0% Convertible Senior Notes”) (See Note 9) were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2010 because to do so would have been anti-dilutive.

The Company’s warrants to purchase shares of its common stock (See Note 9) were not included in the computation of diluted net income per share for the three months ended September 30, 2011 and 2010, respectively, and for the nine months ended September 30, 2010 because to do so would have been anti-dilutive.

3. Recent Accounting Standards

Goodwill

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance will not impact the Company’s financial position, results of operations or cash flows.

Federal Premium-Based Assessment

In July 2011, the FASB issued new guidance related to accounting for the fees to be paid by health insurers to the federal government under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Affordable Care Act”). The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014 that is allocated to health insurers based on the ratio of the amount of an entity’s net premium revenues written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. The new guidance specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The new guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. As enacted, this federal premium-based assessment is non-deductible for income tax purposes and is anticipated to be significant. It is yet undetermined how this premium-based assessment will be factored into the calculation of the Company’s premium rates, if at all. Accordingly, adoption of this guidance and the enactment of this assessment as currently written could have a material impact on the Company’s financial position, results of operations or cash flows in future periods.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Fair Value

In May 2011, the FASB issued new guidance related to fair value measurement and disclosure. The new guidance is a result of joint efforts by the FASB and the International Accounting Standards Board to develop a single converged fair value framework. The new guidance expands existing disclosure requirements for fair value measurements and makes other amendments, mostly to eliminate wording differences between U.S. generally accepted accounting principles and international financial reporting standards. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance is to be applied prospectively and early adoption is not permitted. The adoption of this new guidance in 2012 will not impact the Company’s financial position, results of operations or cash flows.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable: The Company's Level 2 securities consist of certificates of deposit, commercial paper, corporate bonds and municipal bonds and are classified as cash equivalents, short-term investments, long-term investments and investments on deposit for licensure in the accompanying Condensed Consolidated Balance Sheets. The Company's investments in securities classified as Level 2 are traded frequently though not necessarily daily. Fair value for these securities, except certificates of deposit, is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. Fair value of certificates of deposit is determined using a discounted cash flow model comparing the stated rates of the certificates of deposit to current market interest rates for similar instruments.

Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions: The Company's Level 3 securities consist of auction rate securities issued by student loan corporations established by various state governments. The auction events for these securities failed during early 2008 and have not resumed. Therefore, the estimated fair values of these securities have been determined utilizing an income approach, specifically discounted cash flow analyses. These analyses consider among other items, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data. As the timing of future successful auctions, if any, cannot be predicted, auction rate securities are classified as long-term investments in the accompanying Condensed Consolidated Balance Sheets.

The Company has not elected to apply the fair value option available under current guidance for any financial assets and liabilities that are not required to be measured at fair value. Transfers between levels, as a result of changes in the inputs used to determine fair value, are recognized as of the beginning of the reporting period in which the transfer occurs. There were no transfers between levels for the periods ended September 30, 2011 and December 31, 2010.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Assets

The Company’s assets measured at fair value on a recurring basis at September 30, 2011 were as follows:

				Fair Value Measurements at Reporting Date Using
	Fair Value of Cash Equivalents	Fair Value of Available-for- Sale Securities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Auction rate securities	$—	$14,944	$14,944	$—	$—	$14,944
Certificates of deposit	127,151	7,003	134,154	—	134,154	—
Commercial paper	9,500	22,000	31,500	—	31,500	—
Corporate bonds	—	440,240	440,240	—	440,240	—
Debt securities of government sponsored entities	2,125	304,800	306,925	306,925	—	—
Equity index funds	—	29,666	29,666	29,666	—	—
Federally insured corporate bonds	—	21,095	21,095	21,095	—	—
Money market funds	484,223	14,879	499,102	499,102	—	—
Municipal bonds	—	320,607	320,607	—	320,607	—
U.S. Treasury securities	—	34,414	34,414	34,414	—	—

Total assets measured at fair value	$622,999	$1,209,648	$1,832,647	$891,202	$926,501	$14,944

The Company’s assets measured at fair value on a recurring basis at December 31, 2010 were as follows:

				Fair Value Measurements at Reporting Date Using
	Fair Value of Cash Equivalents	Fair Value of Available-for- Sale Securities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Auction rate securities	$—	$21,293	$21,293	$—	$—	$21,293
Certificates of deposit	137,215	13,651	150,866	—	150,866	—
Commercial paper	34,742	14,793	49,535	—	49,535	—
Corporate bonds	1,002	237,916	238,918	—	238,918	—
Debt securities of government sponsored entities	—	332,051	332,051	332,051	—	—
Federally insured corporate bonds	—	21,454	21,454	21,454	—	—
Money market funds	564,112	20,315	584,427	584,427	—	—
Municipal bonds	3,764	300,817	304,581	—	304,581	—
U.S. Treasury securities	1,000	21,721	22,721	22,721	—	—

Total assets measured at fair value	$741,835	$984,011	$1,725,846	$960,653	$743,900	$21,293

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the changes in the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$15,672	$31,044	$21,293	$58,003
Total net realized loss included in investment income and other	—	—	—	(290)
Total net unrealized (loss) gain included in other comprehensive income	(178)	918	101	2,459
Sales	—	—	—	(12,000)
Calls by issuers	(550)	(4,400)	(6,450)	(20,610)

Balance at end of period	$14,944	$27,562	$14,944	$27,562

During the three and nine months ended September 30, 2011 and 2010, proceeds from the sale or call of certain investments in auction rate securities, the net realized gains and the amount of prior period net unrealized losses reclassified from accumulated other comprehensive income on a specific-identification basis were as follows (excludes the impact of the forward contract discussed below):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from sale or call of auction rate securities	$550	$4,400	$6,450	$32,610
Total net realized gain included in investment income and other	—	—	—	875
Net unrealized loss reclassified from accumulated other comprehensive income, included in realized gain above	—	—	—	(290)

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

Liabilities

The 2.0% Convertible Senior Notes are carried at cost plus the value of the accrued discount in the accompanying Condensed Consolidated Balance Sheets, or $254,155 and $245,750 as of September 30, 2011 and December 31, 2010, respectively. The estimated fair value of the 2.0% Convertible Senior Notes is determined based upon a quoted market price. As of September 30, 2011 and December 31, 2010, the fair value of the borrowings under the 2.0% Convertible Senior Notes was $277,864 and $303,550, respectively, compared to the face value of $259,880 and $260,000, respectively.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. Short- and Long-Term Investments and Investments on Deposit for Licensure

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short- and long-term investments and investments on deposit for licensure held at September 30, 2011 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$16,200	$—	$1,256	$14,944
Certificates of deposit	7,003	—	—	7,003
Commercial paper	22,000	—	—	22,000
Corporate bonds	439,592	2,380	1,732	440,240
Debt securities of government sponsored entities	304,138	813	151	304,800
Equity index funds	32,673	19	3,026	29,666
Federally insured corporate bonds	21,020	75	—	21,095
Money market funds	14,879	—	—	14,879
Municipal bonds	308,345	12,320	58	320,607
U.S. Treasury securities	34,326	88	—	34,414

Total	$1,200,176	$15,695	$6,223	$1,209,648

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The amortized cost and fair value of investments in debt securities, by contractual maturity, for available-for-sale short- and long-term investments and investments on deposit for licensure held at September 30, 2011 were as follows:

	Amortized Cost	Fair Value
Maturing within one year	$344,316	$344,804
Maturing between one year and five years	581,432	583,384
Maturing between five years and ten years	182,166	191,201
Maturing in greater than ten years	59,589	60,593

Total	$1,167,503	$1,179,982

Investments in equity index funds with a cost of $32,673 and a fair value of $29,666 are excluded from the table above because they do not have contractual maturities.

For the three and nine months ended September 30, 2011 and 2010, the net unrealized (loss) gain recorded to accumulated other comprehensive income as a result of changes in fair value for investments classified as available-for-sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Net unrealized (loss) gain recorded to accumulated other comprehensive income	$(118)	$2,874	$8,465	$4,319

The following table shows the fair value of the Company's available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired at September 30, 2011 and December 31, 2010. Investments are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Greater
	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities
September 30, 2011:
Auction rate securities	$—	$—	—	$14,944	$1,256	4
Corporate bonds	188,991	1,724	77	8,987	8	1
Debt securities of government sponsored entities	83,785	151	24	—	—	—
Equity index funds	27,424	3,026	6	—	—	—
Municipal bonds	10,421	58	3	—	—	—

Total temporarily impaired securities	$310,621	$4,959	110	$23,931	$1,264	5

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Less than 12 Months			12 Months or Greater
	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities
December 31, 2010:
Auction rate securities	$—	$—	—	$21,293	$1,357	6
Commercial paper	19,495	4	8	—	—	—
Corporate bonds	71,278	186	37	—	—	—
Debt securities of government sponsored entities	86,881	465	29	—	—	—
Federally insured corporate bond	4,036	3	1	—	—	—
Municipal bonds	160,860	1,562	64	—	—	—
U.S. Treasury securities	9,564	1	3	—	—	—

Total temporarily impaired securities	$352,114	$2,221	142	$21,293	$1,357	6

The Company typically invests in highly-rated debt securities and its investment policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to generally be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss and maintaining appropriate liquidity for the Company’s operations. Fair values were determined for each individual security in the investment portfolio. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, general market conditions and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of a security’s amortized cost basis. During the three and nine month periods ended September 30, 2011, the Company did not record any charges for other-than-temporary impairment of its available-for-sale securities.

As of September 30, 2011, the Company’s investments in debt securities in an unrealized loss position all hold investment grade ratings by various credit rating agencies. Additionally, the issuers have been current on all interest payments. The temporary declines in value at September 30, 2011 are primarily due to fluctuations in short-term market interest rates and the lack of liquidity of auction rate securities. Auction rate securities that have been in an unrealized loss position for greater than 12 months have experienced losses due to the lack of liquidity for these instruments, not as a result of impairment of the underlying debt securities. The unrealized loss positions on equity index funds as of September 30, 2011 are primarily due to recent market losses in the corresponding equity indices that these funds are designed to replicate. These equity index funds have been trading below cost for less than three months. The Company does not intend to sell the debt and equity securities in an unrealized loss position prior to maturity or recovery and it is not likely that the Company will be required to sell these securities prior to maturity or recovery; therefore, there is no indication of other-than-temporary impairment for these securities.

6. Market Updates

Georgia

In June 2011, the Company received notification from the Georgia Department of Community Health (“GA DCH”) that the GA DCH was exercising its option to renew, effective July 1, 2011, the Company’s Temporary Assistance for Needy Families (“TANF”) and Children’s Health Insurance Program (“CHIP”) contract between the Company’s Georgia health plan and GA DCH. The contract renewal typically includes revised premium rates

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

that are effected through an amendment to the existing contract. As of September 30, 2011, the premium rates are not final and therefore no amounts related to the rate change have been reflected in the Condensed Consolidated Financial Statements. The revised premium rates will be recognized in the period in which the rates become final. The time lag between the effective date of the premium rate changes and the final contract can and has in the past been delayed one quarter or more. The value of the impact could be significant in the period in which it is recognized dependent on the magnitude of the premium rate change, the membership to which it applies and the length of the delay between the effective date of the rate increase and the contract date. The effect of the premium rate changes, if any, is anticipated to be recorded in the fourth quarter of 2011 or later. The contract, as renewed, will terminate on June 30, 2012. Additionally, the State has indicated its intent to begin reprocurement of the contract through a competitive bidding process sometime in the forthcoming twelve months.

Louisiana

On July 25, 2011, the Louisiana Department of Health and Hospitals (“DHH”) announced that the Company was one of five managed care organizations selected through a competitive procurement to offer healthcare coverage to Medicaid recipients in Louisiana through its Louisiana health plan. The State indicated that the managed care organizations will enroll collectively approximately 900,000 members statewide, including children and families served by Medicaid’s TANF as well as people with disabilities. It is not known at this time what portion of the statewide membership will be covered by the Company’s Louisiana health plan. Of the five managed care organizations selected, the Company is one of three providers that will offer services on a full-risk basis. The Company and DHH executed the contract for these services in October 2011. Two managed care organizations that bid in the procurement but were not selected have protested the award of the contract to the Company and the other successful bidders. While the Company believes that the award of the contract to us was proper, the Company is unable to predict the outcome of the state court challenge that has been filed and can give no assurances that the award will be upheld. Assuming that the award is upheld, the Company anticipates beginning operations in early 2012.

Medicare Advantage

During the third quarter of 2011, the Company received approval from the Centers for Medicare & Medicaid Services (“CMS”) to begin operating a Medicare Advantage plan for dual eligible beneficiaries in Chatham and Fulton counties in the State of Georgia, in addition to the renewal of each of the Medicare Advantage contracts in the states of Florida, Maryland, New Jersey, New Mexico, New York, Tennessee and Texas. Each of these contracts are annually renewing with effective dates of January 1, 2012.

New Jersey

On July 1, 2011, the Company’s New Jersey health plan renewed its managed care contract with the State of New Jersey Department of Human Services Division of Medical Assistance and Health Services (“NJ DMAHS”) under which it provides managed care services to eligible members of the State’s New Jersey Medicaid/NJ FamilyCare program. The renewed contract revised the premium rates and expanded certain healthcare services provided to eligible members. These new healthcare services include personal care assistant services, medical day care (adult and pediatric), outpatient rehabilitation (physical therapy, occupational therapy, and speech pathology services), dual eligible pharmacy benefits and aged, blind and disabled (“ABD”) expansion. The managed care contract renewal also includes participation by the Company’s New Jersey health plan in a three-year medical home demonstration project with NJ DMAHS. This project requires the provision of services to participating enrollees under the Medical Home Model Guidelines. As of September 30, 2011, the Company’s New Jersey health plan served approximately 140,000 members.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Tennessee

The Company’s Tennessee health plan and the State of Tennessee TennCare Bureau are in the process of finalizing an amendment to the existing contract, which includes a revision to the premium rates at which the Company’s Tennessee health plan provides Medicaid managed care services to eligible Medicaid members for the contract period that began July 1, 2011. The amendment revises premium rates resulting in a decrease of approximately 4.7%, effective July 1, 2011. Additionally, the Tennessee contract employs an adjustment model to reflect the estimated risk profile of the participating managed care organizations’ membership, or a “risk adjustment factor”. This risk adjustment factor is determined annually subsequent to the determination of the premium rates established for the contract year. Based on information provided by the State, the Company has determined that premium rates will be further reduced by 1.7% retroactively effective July 1, 2011 due to the most recent risk adjustment factor calculation. The revised premium rates have been recognized for the period subsequent to the effective date in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company can provide no assurance that the decrease in premium rates will not have a material adverse effect on its financial position, results of operations or cash flows in future periods.

Texas

One of the Company’s Texas health plans and the Texas Health and Human Services Commission (“HHSC”) are in the process of finalizing an amendment to the existing Medicaid and CHIP Managed Care Services Contract for the contract period that began September 1, 2011. The amendment revises premium rates resulting in a net decrease of approximately 5.4%, effective September 1, 2011. The revised premium rates have been recognized for the period subsequent to the effective date in accordance with GAAP. The Company can provide no assurance that the impact of the decrease in premium rates will not have a materially adverse effect on the Company’s financial position, results of operations or cash flows in future periods.

On August 1, 2011, HHSC announced that the Company’s Texas health plans were awarded contracts to continue to provide Medicaid managed care services to its existing service areas of Austin, Dallas/Fort Worth, Houston (including the September 1, 2011 expansion into the Jefferson service area) and San Antonio. The Company will no longer participate in the Corpus Christi area, for which it served approximately 10,000 members as of September 30, 2011. In addition to the existing service areas, the Company will begin providing Medicaid managed care services in the Lubbock and El Paso service areas and in the 164 counties defined by HHSC as the rural service areas. Additionally, the Company will begin providing prescription drug benefits for all of the Company’s Texas members and, pending final approval of the State’s waiver filed with CMS, inpatient hospital services for the STAR+PLUS program. As of September 30, 2011, the Company’s Texas health plans served approximately 611,000 members. Pending completion of a final agreement, the Company anticipates beginning operations for new markets and populations in early 2012.

In February 2011, one of the Company’s Texas health plans began serving ABD members in the six-county service area surrounding Fort Worth, Texas through an expansion contract awarded by HHSC. As of September 30, 2011, approximately 28,000 members were served by the Company’s Texas health plan under this contract. Previously, the Company served approximately 14,000 ABD members in the Dallas and Fort Worth areas under an administrative services only contract that terminated on January 31, 2011.

7. Summary of Goodwill and Acquired Intangible Assets

During the nine months ended September 30, 2010, the Company sold certain trademarks for $4,000. The carrying value, net of accumulated amortization of these trademarks, was zero.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Other acquired intangible assets, included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Membership rights and provider contracts	$28,171	$(26,486)	$28,171	$(26,106)
Non-compete agreements and trademarks	946	(946)	946	(946)

	$29,117	$(27,432)	$29,117	$(27,052)

8. Claims Payable

The following table presents the components of the change in claims payable for the periods presented:

	Nine Months Ended September 30,
	2011	2010
Claims payable, beginning of period	$510,675	$529,036
Health benefits expense incurred during the period:
Related to current year	3,965,890	3,615,124
Related to prior years	(84,520)	(97,401)

Total incurred	3,881,370	3,517,723
Health benefits payments during the period:
Related to current year	3,461,910	3,151,419
Related to prior years	385,609	373,520

Total payments	3,847,519	3,524,939

Claims payable, end of period	$544,526	$521,820

Health benefits expense incurred during both periods was reduced for amounts related to prior years. The amounts related to prior years include the impact of amounts previously included in the liability to establish it at a level sufficient under moderately adverse conditions that were not needed and the reduction in health benefits expense due to revisions to prior estimates.

9. Convertible Senior Notes

As of September 30, 2011, the Company had $259,880 outstanding in aggregate principal amount of 2.0% Convertible Senior Notes issued March 28, 2007 and due May 15, 2012, the carrying amount of which was $254,155. As of December 31, 2010, the Company had $260,000 outstanding in aggregate principal amount of

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.0% Convertible Senior Notes with a carrying amount of $245,750. The unamortized discount of $5,725 at September 30, 2011 will continue to be amortized over the remaining eight months until maturity unless accelerated due to early conversions initiated by the bondholders.

Upon conversion of the 2.0% Convertible Senior Notes, the Company will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, the Company has the option to settle the excess with cash, shares of its common stock, or a combination thereof, based on a daily conversion value, as defined in the indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of the Company’s common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, if the market price of the Company’s common stock exceeds $42.53, the Company will be obligated to settle, in cash and/or shares of its common stock at its option, an amount equal to approximately $6,100 for each dollar in share price that the market price of the Company’s common stock exceeds $42.53, or the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes. In periods prior to conversion, the 2.0% Convertible Senior Notes would also have a dilutive impact to earnings if the average market price of the Company’s common stock exceeds $42.53 for the period reported. As of September 30, 2011, the 2.0% Convertible Senior Notes had a dilutive impact to earnings per share as the average market price of the Company’s common stock of $53.03 and $58.00 for the three and nine months ended September 30, 2011, respectively, exceeded the conversion price of $42.53.

Concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company purchased convertible note hedges, subject to customary anti-dilution adjustments, covering 6,112,964 shares of its common stock. The convertible note hedges allow the Company to receive, at its option, shares of its common stock and/or cash equal to the amounts of common stock and/or cash related to the excess conversion value that the Company would pay to the holders of the 2.0% Convertible Senior Notes upon conversion. The convertible note hedges are expected to offset the potential dilution upon conversion of the 2.0% Convertible Senior Notes in the event that the market value per share of the Company’s common stock, as measured under the convertible note hedges, at the time of exercise is greater than the strike price of the convertible note hedges, which corresponds to the initial conversion price of the 2.0% Convertible Senior Notes and is subject to certain customary adjustments. If, however, the market value per share of the Company’s common stock exceeds the strike price of the warrants (discussed below) when such warrants are exercised, the Company will be required to issue common stock. Both the convertible note hedges and warrants provide for net-share settlement at the time of any exercise for the amount that the market value of the common stock exceeds the applicable strike price.

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of its common stock at an exercise price of $53.77 per share. If the average market price of the Company’s common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled in shares of its common stock. Consequently, under the provisions of the warrant instruments, if the market price of the Company’s common stock exceeds $53.77 at exercise, the Company will be obligated to settle in shares of its common stock an amount equal to approximately $6,100 for each dollar that the market price of its common stock exceeds $53.77 resulting in a dilutive impact to its earnings. As of September 30, 2011, the warrant instruments had a dilutive impact to earnings per share for the nine months ended September 30, 2011 as the average market price of the Company’s common stock for the nine months ended September 30, 2011 of $58.00 exceeded the $53.77 exercise price of the warrants. The warrant instruments did not have a dilutive impact to

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

earnings per share for the three months ended September 30, 2011 as the average market price of the Company’s common stock for the three months ended September 30, 2011 of $53.03 did not exceed the $53.77 exercise price of the warrants.

The convertible note hedges and warrants are separate instruments which do not affect holders’ rights under the 2.0% Convertible Senior Notes.

During the three months ended September 30, 2011, certain bondholders converted $120 in aggregate principal amount of the 2.0% Convertible Senior Notes with a conversion value in excess of the principal amount of $82. The Company paid the consideration for the conversion of the 2.0% Convertible Senior Notes using cash on hand and the conversion value in excess of the principal amount converted was recouped through cash received from the counterparty pursuant to the convertible note hedge instruments.

As of September 30, 2011, the Company’s common stock was last traded at a price of $39.01 per share. Based on this value, if the 2.0% Convertible Senior Notes had been converted or matured at September 30, 2011, the Company would have been obligated to pay only the principal of the 2.0% Convertible Senior Notes as the per share price of the Company’s common stock did not exceed the conversion price of $42.53 per share. At this per share value, no shares would be delivered under the warrant instruments as the per share value is less than the exercise price of the warrants.

10. Commitments and Contingencies

Lease Agreements

The Company leases office space and office equipment under operating leases which expire at various dates through 2021. Future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at September 30, 2011:

Operating Leases
Remainder of 2011	$4,110
2012	15,657
2013	12,173
2014	10,192
2015	9,282
2016	8,620
Thereafter	28,212

Total minimum lease payments	$88,246

These leases have various escalations, abatements and tenant improvement allowances that have been included in the total cost of each lease and amortized on a straight-line basis. For the three months ended September 30, 2011 and 2010, total rent expense for all office space and office equipment under non-cancelable operating leases was $4,611 and $4,132, respectively. For the nine months ended September 30, 2011 and 2010, total rent expense for all office space and office equipment under non-cancelable operating leases was $13,312 and $12,620, respectively. Rent expense is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Income Statements. The Company had no capital lease obligations at September 30, 2011.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Florida Premium Recoupment

As previously reported in the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2011 and June 30, 2011, AMERIGROUP Florida, Inc. received written notices from the Florida Agency for Health Care Administration (“AHCA”) on March 14, 2011 regarding an audit, conducted by a third party, of Medicaid claims paid under contracts between AHCA and Florida Medicaid managed care organizations for the period October 1, 2008 through December 31, 2010.

On October 5, 2011, AHCA notified AMERIGROUP Florida, Inc. that the recovery project associated with the audit, which sought recoupment of premium payments made to AMERIGROUP Florida, Inc. attributable to purportedly ineligible members, had been cancelled. As a result, the Company does not anticipate further premium recoupment activity relating to this audit. The resolution of this matter did not have a material impact on the financial position, results of operations or cash flows as of or for the three and nine months ended September 30, 2011.

Letter of Credit

Effective July 1, 2011, the Company renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009, in an aggregate principal amount of approximately $17,366, to meet certain obligations under its Medicaid contract in the State of Georgia through its Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through cash and investments held by AMGP Georgia Managed Care Company, Inc.

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

The Second Amended Class Action Complaint with respect to these consolidated cases alleges, inter alia, that the plaintiffs and certain other employees should have been classified as non-exempt employees under the Fair Labor Standards Act (“FLSA”) and during the course of their employment should have received overtime and other compensation under the FLSA from October 22, 2007 until the entry of judgment and under the New York Labor Law (“NYLL”) from October 22, 2004 until the entry of judgment. The Complaint requests certification of the NYLL claims as a class action under Rule 23, designation of the FLSA claims as a collective action, a declaratory judgment, injunctive relief, an award of unpaid overtime compensation, an award of liquidated damages under the FLSA and NYLL, pre-judgment interest, as well as costs, attorneys’ fees, and other relief.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Other Litigation

The Company is involved in various other legal proceedings in the normal course of business. Based upon its evaluation of the information currently available, the Company believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on its financial position, results of operations or cash flows.

11. Share Repurchase Program

On August 4, 2011, the Board of Directors authorized a $250,000 increase to the Company’s ongoing share repurchase program, bringing the total authorization to $650,000. The $650,000 authorization is for repurchases made from and after August 5, 2009. Pursuant to this share repurchase program, the Company repurchased 1,693,879 shares of its common stock and placed them into treasury during the three months ended September 30, 2011 at an aggregate cost of $77,220. During the nine months ended September 30, 2011, the Company repurchased and placed into treasury 2,948,812 shares of its common stock at an aggregate cost of $157,217. As of September 30, 2011, the Company had remaining authorization to purchase up to an additional $317,090 of shares of its common stock under the share repurchase program.

12. Long-Term Incentive Plan

In March 2011, under the terms of existing compensation plans, the Company granted performance-based restricted stock units and performance-based cash awards to certain of its senior executives. These awards are earned based upon the Company’s performance against pre-established targets, including return on equity, net income margin and revenue growth over the three-year performance period. In addition to the performance conditions, these awards also include a market condition, which under certain performance conditions, may ultimately impact the number of restricted stock units and total cash awarded. The market condition is satisfied if the Company’s total shareholder return is above the median total shareholder return of the Company’s peer group as determined by the Compensation Committee of the Board of Directors. Under the terms of the awards, participants have the ability to earn between 0% and 200% of their target award based upon the attainment of performance and/or market conditions as defined.

Performance-based restricted stock units are classified as equity awards. The fair value of the awards subject to the market condition is calculated using a Monte Carlo valuation model. Expense associated with the performance-based restricted stock units subject to the market condition, if and when the market condition is applicable, is recognized regardless of whether the market condition is met. During the nine months ended September 30, 2011, a target of 78,131 performance-based restricted stock units were granted with the ability for participants to earn between 0 and 156,262 units.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following details of performance-based restricted stock units outstanding as of September 30, 2011 are provided based on current assumptions of future performance:

	Shares (#)	Weighted Average Grant Date Fair Value ($)
Outstanding units at December 31, 2010	—	—
Granted at target level	78,131	58.83
Adjustments above/(below) target level	15,626	58.83
Expired	—	—
Forfeited	—	—

Outstanding units at September 30, 2011	93,757	58.83

Vested units at September 30, 2011	—
Unvested units at September 30, 2011	93,757
Unrecognized compensation expense	$4,662
Weighted average remaining period (years)	2.42

Performance-based cash awards are classified as liability awards because they are settled in cash. The fair value of the performance-based cash liability is re-evaluated using the Monte Carlo valuation model at each reporting date, if and when the market condition is in effect. A target of $4,448 performance-based cash awards were granted with the ability for participants to earn between $0 and $8,896.

The performance-based awards vest over a three-year performance period if certain performance and/or market conditions are achieved. Compensation costs for the performance-based awards are recognized by the Company over the requisite service period based on the probable outcome of the application of the performance and/or market conditions. The Company estimates the possible outcome of the performance and/or market conditions at each reporting period. The Company recognizes compensation costs based upon this estimate of the shares and cash that are expected to ultimately vest. For the three and nine months ended September 30, 2011, a total of $910 and $2,188, respectively, was recognized related to grants of performance-based restricted stock units and performance-based cash and is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Income Statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. Comprehensive Income

Differences between net income and total comprehensive income resulted from net unrealized (losses) gains on the investment portfolio as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$48,074	$84,348	$162,845	$193,743
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net of tax	(73)	1,833	5,282	2,777

Comprehensive income	$48,001	$86,181	$168,127	$196,520

14. Georgia Duplicate Premium Payments

GA DCH routinely assigns more than one Medicaid enrollment number to an individual, resulting in multiple enrollment records and duplicate premium payments for the same member. The occurrence of duplicate member records is common in Georgia and is generally corrected in a timely manner. During the nine months ended September 30, 2011, it became apparent to the Company that GA DCH was not current in its processing of merging duplicate member records. The Company notified GA DCH of the potential issues, and GA DCH completed a comprehensive review of their membership files and merged duplicate member records, identifying premium overpayments impacting periods as far back as the start of the Medicaid managed care program in 2006. The Company accrued $28,200 as an estimate of premium overpayments during the nine months ended September 30, 2011, the majority of which was accrued in periods prior to June 30, 2011 and approximately $25,500 has been recouped by GA DCH as of September 30, 2011.

Previously GA DCH had used these duplicate members in the determination of premium rates. GA DCH revisited the premium rate calculations using a revised count of membership to account for the cumulative effect of previously uncorrected duplicate members for state fiscal years 2007 through 2011. As a result of this activity, the Company and GA DCH have agreed in principle to the value of a premium adjustment due to the Company in recognition of revised premium rates. Based on this agreement in principle, the Company recorded premium revenue during the three and nine months ended September 30, 2011 of approximately $14,000.

15. Subsequent Event

On October 25, 2011, the Company signed an agreement to purchase substantially all of the operating assets and contract rights of Health Plus, one of the largest Medicaid prepaid health services plans in New York, for $85,000. Health Plus currently serves approximately 320,000 members in New York State’s Medicaid, Family Health Plus and Child Health Plus programs, as well as the federal Medicare Advantage program. The transaction is subject to regulatory approvals and other closing conditions and is expected to close in the first half of 2012; although, there can be no assurance as to the timing of the consummation of this transaction or that this transaction will be consummated at all.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q, and other information we provide from time-to-time, contains certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, membership, our results of operations or cash flows, our growth strategy, our competition, our ability to service our debt obligations, our ability to finance growth opportunities, our ability to respond to changes in government regulations and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans” and other similar expressions are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	our inability to manage medical costs;

•	our inability to operate new products and markets at expected levels, including, but not limited to, profitability, membership and targeted service standards;

•	local, state and national economic conditions, including their effect on the periodic premium rate change process and timing of payments;

•

the effect of laws and regulations governing the healthcare industry, including the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, and any regulations enacted thereunder (the “Affordable Care Act”);

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

Investors should also refer to Part II – Other Information – Item 1A. – “Risk Factors,” herein, for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly funded healthcare programs, including Medicaid, Children’s Health Insurance Program (“CHIP”), Medicaid expansion programs and Medicare Advantage. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and the government agencies with whom we contract because of our focus solely on recipients of publicly funded healthcare, medical management programs and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to healthcare benefits pursuant to agreements with applicable state and federal government agencies. We combine medical, social and behavioral health services to help our members obtain quality healthcare in an efficient manner. Our success in establishing and maintaining strong relationships with government agencies, healthcare providers and our members has enabled us to retain existing contracts, obtain new contracts and establish and maintain a leading market position in many of the markets we serve. We continue to believe that managed healthcare remains the only proven mechanism to improve health outcomes for individuals while helping our government agencies manage the fiscal viability of their healthcare programs. We are dedicated to offering real solutions that improve healthcare access and quality for our members, while proactively working to reduce the overall cost of care to taxpayers.

Summary highlights include:

•	Membership increase of 64,000 members, or 3.3%, to 1,997,000 members as of September 30, 2011 compared to 1,933,000 members as of September 30, 2010;

•	Total revenues of $1.6 billion for the third quarter of 2011, a 7.3% increase over the third quarter of 2010;

•	Health benefits ratio (“HBR”) of 83.9% of premium revenues for the third quarter of 2011 compared to 80.5% for the third quarter of 2010;

•	Selling, general and administrative expense (“SG&A”) ratio of 8.2% of total revenues for the third quarter of 2011 compared to 7.1% in the third quarter of 2010;

•	Cash provided by operations of $243.3 million for the nine months ended September 30, 2011;

•	Unregulated cash and investments of $298.0 million as of September 30, 2011;

•	Repurchase of 1,693,879 shares of common stock for an aggregate cost of approximately $77.2 million during the third quarter of 2011;

•

On August 1, 2011, the Texas Health and Human Services Commission (“HHSC”) announced that we won our bid to expand our business in Texas through a state-wide competitive bidding process. Pending final contract negotiations, we anticipate beginning operations for the new business in early 2012; and

•

On October 25, 2011, we signed an agreement to purchase substantially all of the operating assets and contract rights of Health Plus, one of the largest Medicaid prepaid health services plans (“PHSP”) in New York, for $85.0 million. Health Plus currently serves approximately 320,000 members in New York State’s Medicaid, Family Health Plus and Child Health Plus programs, as well as the federal Medicare Advantage program. We intend to fund the purchase price through available cash, which may include a portion of the proceeds from our proposed senior unsecured notes offering. See “—Liquidity and Capital Resources—Cash and Investments.” The transaction is subject to regulatory approvals and other closing conditions and is expected to close in the first half of 2012; although, there can be no assurance as to the timing of consummation of this transaction or that this transaction will be consummated at all.

Our results for the three and nine months ended September 30, 2011 compared to the same periods in the prior year reflect the impact of modest membership growth. Additionally, increases in premium revenue reflect a contract award through competitive procurement to expand healthcare coverage to seniors and people with disabilities in the six-county service area surrounding Fort Worth, Texas, which began on February 1, 2011, as well as the impact of premium rate changes from the prior year, commensurate with annual contract renewals. The three months ended September 30, 2011 also benefited from unusually high retroactive premium revenue including an estimate of $14.0 million of retroactive premium rate adjustments in Georgia in recognition of duplicate member counts previously used in calculations by the State for state fiscal years 2007 through 2011. The increase in premium revenue for the nine months ended September 30, 2011 also reflects the impact of a full period of a benefit expansion to provide long-term care (“LTC”) services to eligible members in Tennessee, which began in March 2010. Health benefits expense for the three and nine months ended September 30, 2011 reflects moderate increases in cost trends compared to the unusually low levels in the prior year. Additionally, current periods reflect lower favorable development related to prior periods than that of recent quarters.

Healthcare Reform

In March 2010, the Affordable Care Act was signed into law. The Affordable Care Act provides for comprehensive changes to the U.S. healthcare system, which will be phased in at various stages over the next several years. Among other things, the Affordable Care Act is intended to provide health insurance to approximately 32 million uninsured individuals of whom approximately 16 to 20 million are expected to obtain health insurance through the expansion of the Medicaid program beginning in 2014. Funding for the expanded coverage will initially come largely from the federal government.

To date, the Affordable Care Act has not had a material effect on our financial position, results of operations or cash flows; however, we continue to evaluate the provisions of the Affordable Care Act and believe that the Affordable Care Act may provide us with significant opportunities for membership growth in our existing markets and, potentially, in new markets in the future. There can be no assurances that we will realize this growth, or that this growth will be profitable. There have been several federal lawsuits challenging the constitutionality of the Affordable Care Act, and various federal appeals courts have reached inconsistent decisions on constitutionality. The parties in those suits are now seeking review by the U.S. Supreme Court. The U.S. Supreme Court could hear arguments in the first half of 2012, although even if it schedules oral arguments for next year, there is no guarantee that it will hear and review the substantive questions raised about the Affordable Care Act’s constitutionality. Congress has also proposed a number of legislative initiatives including possible repeal of the Affordable Care Act. There are no assurances that the Affordable Care Act will take effect as originally enacted, or at all, or that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results.

There are numerous steps required to implement the Affordable Care Act, including promulgating a substantial number of new and potentially more onerous regulations that may affect our business. A number of federal regulations have been proposed for public comment by a handful of federal agencies, but these proposals have raised additional issues and uncertainties that will need to be addressed in additional regulations yet to be proposed or in the final version of the proposed regulations eventually adopted. Further, there has been resistance to expansion at the state level, largely due to the budgetary pressures faced by the states. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional requirements will be implemented at the federal or state level, or the effect that any future legislation or regulations, or the pending litigation challenging the Affordable Care Act will have on our business or our growth opportunities. There is also considerable uncertainty regarding the impact of the Affordable Care Act and the other reforms on the health insurance market as a whole. In addition, we cannot predict our competitors’ reactions to the changes. A number of states have challenged the constitutionality of certain provisions of the Affordable Care Act, and many of these challenges are still pending final adjudication in several jurisdictions. Congress has also proposed a number of legislative initiatives, including possible repeal of the Affordable Care Act. Although we believe the Affordable Care Act will provide us with significant opportunity, the enacted reforms, as well as future regulations, legislative changes and judicial decisions may in fact have a material adverse effect on our financial position, results of operations or cash flows. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our business may be materially adversely affected.

The Affordable Care Act also imposes a significant new non-deductible federal premium-based assessment and other assessments on health insurers. If this federal premium-based assessment is imposed as enacted, and if the cost of the federal premium-based assessment is not factored into the calculation of our premium rates, or if we are unable to otherwise adjust our business to address this new assessment, our financial position, results of operations or cash flows may be materially adversely affected.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. In the event that the Joint Select Committee is unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, or Congress does not act on the committee’s recommendation, without amendment, by December 23, 2011, an automatic reduction is triggered. These automatic cuts would be made to several government programs and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. There are no assurances that future federal or state legislative or administrative changes relating to healthcare reform will not adversely affect our business.

Market Updates

Georgia

In June 2011, we received notification from the Georgia Department of Community Health (“GA DCH”) that GA DCH was exercising its option to renew, effective July 1, 2011, our Temporary Assistance for Needy Families (“TANF”) and CHIP contract between our Georgia health plan and GA DCH. The contract renewal typically includes revised premium rates that are effected through an amendment to the existing contract. As of September 30, 2011, the premium rates are not final and therefore no amounts related to the rate change have been reflected in the Condensed Consolidated Financial Statements. The revised premium rates will be recognized in the period in which the rates become final. The time lag between the effective date of the premium rate changes and the final contract can and has in the past been delayed one quarter or more. The value of the impact could be significant in the period in which it is recognized dependent on the magnitude of the premium rate change, the membership to which it applies and the length of the delay between the effective date of the rate increase and the contract date. The effect of the premium rate changes, if any, is anticipated to be recorded in the fourth quarter of 2011 or later. The contract, as renewed, will terminate on June 30, 2012. Additionally, the State has indicated its intent to begin reprocurement of the contract through a competitive bidding process sometime in the forthcoming twelve months.

Louisiana

On July 25, 2011, the Louisiana Department of Health and Hospitals (“DHH”) announced that we were one of five managed care organizations selected through a competitive procurement to offer healthcare coverage to Medicaid recipients in Louisiana through our Louisiana health plan. The State indicated that the managed care organizations will enroll collectively approximately 900,000 members statewide, including children and families served by Medicaid’s TANF as well as people with disabilities. It is not known at this time what portion of the statewide membership will be covered by our Louisiana health plan. Of the five managed care organizations selected, we are one of three providers that will offer services on a full-risk basis. We executed the contract with DHH for these services in October 2011. Two managed care organizations that bid in the procurement but were not selected have protested the award of the contract to us and the other successful bidders. While we believe that the award of the contract to us was proper, we are unable to predict the outcome of the state court challenge that has been filed and can give no assurances that our award will be upheld. Assuming that our award is upheld, we anticipate beginning operations in early 2012.

Medicare Advantage

During the third quarter of 2011, we received approval from the Centers for Medicare & Medicaid Services (“CMS”) to begin operating a Medicare Advantage plan for dual eligible beneficiaries in Chatham and Fulton counties in the state of Georgia, in addition to the renewal of each of our Medicare Advantage contracts in the states of Florida, Maryland, New Jersey, New Mexico, New York, Tennessee and Texas. Each of these contracts are annually renewing with effective dates of January 1, 2012. We can give no assurance that our entry into the new service areas in Georgia will be favorable to our financial position, results of operations or cash flows in future periods.

New Jersey

On July 1, 2011, our New Jersey health plan renewed its managed care contract with the State of New Jersey Department of Human Services Division of Medical Assistance and Health Services (“NJ DMAHS”) under which we provide managed care services to eligible members of the State’s New Jersey Medicaid/NJ FamilyCare program. The renewed contract revised the premium rates and expanded certain healthcare services provided to eligible members. These new healthcare services include personal care assistant services, medical day care (adult and pediatric), outpatient rehabilitation (physical therapy, occupational therapy, and speech pathology services), dual eligible pharmacy benefits and aged, blind and disabled (“ABD”) expansion. The managed care contract renewal also includes participation by our New Jersey health plan in a three-year medical home demonstration project with NJ DMAHS. This project requires the provision of services to participating enrollees under the Medical Home Model Guidelines. As of September 30, 2011, our New Jersey health plan served approximately 140,000 members.

New York

On October 25, 2011, we signed an agreement to purchase substantially all of the operating assets and contract rights of Health Plus, one of the largest Medicaid PHSPs in New York, for $85.0 million. Health Plus currently serves approximately 320,000 members in New York State’s Medicaid, Family Health Plus and Child Health Plus programs, as well as the federal Medicare Advantage program. In connection with this acquisition, we will also be required to fund certain minimum statutory capital levels commensurate with the anticipated increase in the membership of our New York health plan. We intend to fund the purchase price through available cash, which may include a portion of the proceeds from our proposed senior unsecured notes offering. See “—Liquidity and Capital Resources—Cash and Investments.” The transaction is subject to regulatory approvals and other closing conditions and is expected to close in the first half of 2012; although, there can be no assurance as to the timing of the consummation of this transaction or if this transaction will be consummated at all.

Additionally, effective October 1, 2011, covered benefits under our contracts in New York were expanded to include pharmacy coverage and LTC/dual eligible members are expected to transition to mandatory managed care beginning in 2012, representing a significant change in the operations of our New York health plan.

Tennessee

Our Tennessee health plan and the State of Tennessee TennCare Bureau are in the process of finalizing an amendment to the existing contract, which includes a revision to the premium rates at which the health plan provides Medicaid managed care services to eligible Medicaid members for the contract period that began July 1, 2011. The amendment revises premium rates resulting in a decrease of approximately 4.7%, effective July 1, 2011. Additionally, the Tennessee contract employs an adjustment model to reflect the estimated risk profile of the participating managed care organizations’ membership, or a “risk adjustment factor”. This risk adjustment factor is determined annually subsequent to the determination of the premium rates established for the contract year. Based on information provided by the State, we have determined that premium rates will be further reduced by 1.7% retroactively effective July 1, 2011 due to the most recent risk adjustment factor calculation. The revised premium rates have been recognized for the period subsequent to the effective date in accordance with U.S. generally accepted accounting principles (“GAAP”). We can provide no assurance that the decrease in premium rates will not have a material adverse effect on our financial position, results of operations or cash flows in future periods.

Texas

One of our Texas health plans and HHSC are in the process of finalizing an amendment to the existing Medicaid and CHIP Managed Care Services Contract for the contract period that began September 1, 2011. The amendment revises premium rates resulting in a net decrease of approximately 5.4% effective September 1, 2011. The revised premium rates have been recognized for the period subsequent to the effective date as required under GAAP. We can provide no assurance that the impact of the decrease in premium rates will not have a material adverse effect on our financial position, results of operations or cash flows in future periods.

On August 1, 2011, HHSC announced that we were awarded contracts to continue to provide Medicaid managed care services to its existing service areas of Austin, Dallas/Fort Worth, Houston (including the September 1, 2011 expansion into the Jefferson service area) and San Antonio. We will no longer participate in the Corpus Christi area, for which we served approximately 10,000 members as of September 30, 2011. In addition to the existing service areas, we will begin providing Medicaid managed care services in the Lubbock and El Paso service areas in the 164 counties defined by HHSC as the rural service areas. Additionally, we will begin providing prescription drug benefits for all of our Texas members and, pending final approval of the State’s waiver filed with CMS, inpatient hospital services for the STAR+PLUS program. As of September 30, 2011, our Texas health plans served approximately 611,000 members. Pending completion of a final agreement, we anticipate beginning operations for new markets and populations in early 2012.

In February 2011, we began serving ABD members in the six-county service area surrounding Fort Worth, Texas through an expansion contract awarded by HHSC. As of September 30, 2011, we served approximately 28,000 members under this contract. Previously, we served approximately 14,000 ABD members in the Dallas and Fort Worth areas under an administrative services only (“ASO”) contract that terminated on January 31, 2011.

Contingencies

Florida Premium Recoupment

As previously reported in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2011 and June 30, 2011, AMERIGROUP Florida, Inc. received written notices from the Florida Agency for Health Care Administration (“AHCA”) on March 14, 2011 regarding an audit, conducted by a third party, of Medicaid claims paid under contracts between AHCA and Florida Medicaid managed care organizations for the period October 1, 2008 through December 31, 2010.

On October 5, 2011, AHCA notified AMERIGROUP Florida, Inc. that the recovery project associated with the audit, which sought recoupment of premium payments made to AMERIGROUP Florida, Inc. attributable to purportedly ineligible members, had been cancelled. As a result, we do not anticipate further premium recoupment activity relating to this audit. The resolution of this matter did not have a material impact on our financial position, results of operations or cash flows as of or for the three and nine months ended September 30, 2011.

Georgia Letter of Credit

Effective July 1, 2011, we renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009, in an aggregate principal amount of approximately $17.4 million, to meet certain obligations under our Medicaid contract in the State of Georgia through our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc. The letter of credit is collateralized through cash and investments held by AMGP Georgia Managed Care Company, Inc.

Employment Litigation

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2011 and June 30, 2011, on November 22, 2010, Hamel Toure, a former AMERIGROUP New York, LLC marketing representative, filed a putative collective and class action complaint against AMERIGROUP Corporation and AMERIGROUP New York, LLC in the United States District Court, Eastern District of New York. Subsequently, another lawsuit, styled Andrea Burch, individually and on behalf of all others similarly situated v. AMERIGROUP Corporation and AMERIGROUP New York, LLC, was consolidated with the Toure case.

The Second Amended Class Action Complaint with respect to these consolidated cases alleges, inter alia, that the plaintiffs and certain other employees should have been classified as non-exempt employees under the Fair Labor Standards Act (“FLSA”) and during the course of their employment should have received overtime and other compensation under the FLSA from October 22, 2007 until the entry of judgment and under the New York Labor Law (“NYLL”) from October 22, 2004 until the entry of judgment. The Complaint requests certification of the NYLL claims as a class action under Rule 23, designation of the FLSA claims as a collective action, a declaratory judgment, injunctive relief, an award of unpaid overtime compensation, an award of liquidated damages under the FLSA and NYLL, pre-judgment interest, as well as costs, attorneys’ fees, and other relief.

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

Results of Operations

The following table sets forth selected operating ratios for the three and nine months ended September 30, 2011 and 2010. All ratios, with the exception of the HBR, are shown as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Premium revenue	99.7%	99.7%	99.7%	99.6%
Investment income and other	0.3	0.3	0.3	0.4

Total revenues	100.0%	100.0%	100.0%	100.0%

Health benefits(1)	83.9%	80.5%	83.3%	82.1%
Selling, general and administrative expenses	8.2%	7.1%	7.9%	7.7%
Income before income taxes	4.8%	9.1%	5.5%	7.2%
Net income	3.0%	5.6%	3.5%	4.5%

(1)	The HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Summarized comparative financial information for the three and nine months ended September 30, 2011 and 2010 is as follows (dollars in millions, except per share data; totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal):

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2010	2011	2010	% Change 2011-2010	% Change 2011-2010
Revenues:
Premium	$1,600.5	$1,489.9	$4,659.7	$4,285.5	7.4	8.7
Investment income and other	4.1	5.0	12.3	18.5	(17.4)	(33.8)

Total revenues	1,604.7	1,494.9	4,672.0	4,304.1	7.3	8.5
Expenses:
Health benefits	1,342.6	1,199.7	3,881.4	3,517.7	11.9	10.3
Selling, general and administrative	130.8	106.8	369.5	332.4	22.4	11.2
Premium tax	41.2	40.3	122.1	105.0	2.2	16.3
Depreciation and amortization	9.3	8.7	27.7	26.4	6.7	5.3
Interest	4.2	4.0	12.5	12.0	5.1	4.5

Total expenses	1,528.1	1,359.6	4,413.3	3,993.5	12.4	10.5

Income before income taxes	76.5	135.3	258.7	310.6	(43.5)	(16.7)
Income tax expense	28.4	51.0	95.9	116.9	(44.2)	(17.9)

Net income	$48.1	$84.3	$162.8	$193.7	(43.0)	(15.9)

Diluted net income per share	$0.96	$1.68	$3.14	$3.81	(42.9)	(17.6)

Premium Revenue

Premium revenue for the three months ended September 30, 2011 increased $110.6 million, or 7.4%, to $1.6 billion from $1.5 billion for the three months ended September 30, 2010. For the nine months ended September 30, 2011, premium revenue increased $374.2 million, or 8.7%, to $4.7 billion from $4.3 billion for the nine months ended September 30, 2010. The increase in both periods was due in part to increases in full-risk membership across the majority of our existing products and markets, most significantly in the State of Texas which includes our Texas expansion into the Fort Worth STAR+PLUS program on February 1, 2011. Additionally, both periods reflect increased premium revenue from premium rate increases and yield increases resulting from changes in membership mix and benefits across many of our markets. For the three months ended September 30, 2011, this increase was largely from the expansion of benefits in our New Jersey market which include the carve-in of pharmacy benefits for ABD and the expansion of managed care to additional ABD populations. For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, the increase in premium revenue was further attributable to our entry into the Tennessee TennCare CHOICES program in March 2010.

The three months ended September 30, 2011 was also positively impacted by retroactive premium adjustments including a premium adjustment due to us from the State of Georgia in an effort to account for the cumulative effect of previously uncorrected duplicate members for state fiscal years 2007 through 2011. GA DCH routinely assigns more than one Medicaid enrollment number to an individual, resulting in multiple enrollment records and duplicate premium payments for the same member. The occurrence of duplicate member records is common in Georgia and is generally corrected in a timely manner. During the nine months ended September 30, 2011, it became apparent to us that GA DCH was not current in its processing of merging duplicate member records. We notified GA DCH of the potential issues, and GA DCH completed a comprehensive review of their membership files and merged duplicate member records, identifying premium overpayments impacting periods as far back as the start of the Medicaid managed care program in 2006. We accrued $28.2 million as an estimate of premium overpayments during the nine months ended September 30, 2011, the majority of which was accrued in periods prior to June 30, 2011 and approximately $25.5 million has been recouped by GA DCH as of September 30, 2011.

Previously GA DCH had used these duplicate members in the determination of premium rates. GA DCH revisited the premium rate calculations using a revised count of membership to account for the cumulative effect of previously uncorrected duplicate members for state fiscal years 2007 through 2011. As a result of this activity, we have agreed with GA DCH in principle to the value of a premium adjustment due to us in recognition of revised premium rates. Based on this agreement in principle, we recorded premium revenue during the three and nine months ended September 30, 2011 of $14.0 million.

Additionally, premium revenue for the three months ended September 30, 2011 reflects the impact of an increase to newborn supplemental rates in Georgia retroactive to September 1, 2010 and a rate increase in New York retroactive to April 1, 2011.

Membership

The following table sets forth the approximate number of members we served in each state as of September 30, 2011 and 2010. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	September 30,
	2011	2010
Texas(1)	611,000	557,000
Georgia	263,000	268,000
Florida	254,000	263,000
Tennessee	207,000	204,000
Maryland	207,000	201,000
New Jersey	140,000	138,000
New York	110,000	109,000
Nevada	85,000	76,000
Ohio	58,000	58,000
Virginia	40,000	38,000
New Mexico	22,000	21,000

Total	1,997,000	1,933,000

(1)	Membership includes approximately 14,000 ABD members under an ASO contract as of September 30, 2010. This contract terminated on January 31, 2011.

As of September 30, 2011, we served approximately 1,997,000 members, reflecting an increase of approximately 64,000 members, or 3.3%, compared to September 30, 2010. The increase is primarily due to membership growth in the majority of our products and markets, most significantly in Texas which includes the impact of the expansion in the Fort Worth, Texas STAR+PLUS program on February 1, 2011.

The following table sets forth the approximate number of our members who receive benefits under our products as of September 30, 2011 and 2010. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

	September 30,
Product	2011	2010
TANF (Medicaid)	1,405,000	1,373,000
CHIP	263,000	274,000
ABD and LTC (Medicaid)(1)	231,000	197,000
FamilyCare (Medicaid)	75,000	70,000
Medicare Advantage	23,000	19,000

Total	1,997,000	1,933,000

(1)	Membership includes approximately 14,000 ABD members under an ASO contract in Texas as of September 30, 2010. This contract terminated on January 31, 2011.

Investment income and other revenue

Investment income and other revenue was $4.1 million and $5.0 million for the three months ended September 30, 2011 and 2010, respectively, and was $12.3 million and $18.5 million for the nine months ended September 30, 2011 and 2010, respectively. Included in other revenue for the nine months ended September 30, 2010 is a $4.0 million gain on the sale of certain trademarks.

Our investment portfolio is primarily comprised of fixed income securities and cash and cash equivalents. Our investment portfolio generated pre-tax income totaling $3.9 million and $11.8 million for the three and nine months ended September 30, 2011, respectively, compared to $4.4 million and $13.5 million for the three and nine months ended September 30, 2010, respectively. The decrease in investment income is primarily a result of decreased rates of return on fixed income securities due to current market interest rates. Our effective yield could remain at or below our current rate of return for the foreseeable future, which would result in similar or reduced returns on our investment portfolio in future periods. The performance of our investment portfolio is predominately interest rate driven and, consequently, changes in interest rates affect our returns on, and the fair value of, our portfolio which can materially affect our financial position, results of operations or cash flows in future periods.

Health benefits expenses

Expenses relating to health benefits for the three months ended September 30, 2011 increased $142.9 million, or 11.9%, to $1.3 billion compared to $1.2 billion for the three months ended September 30, 2010. Our HBR increased to 83.9% for the three months ended September 30, 2011 compared to 80.5% for the same period of the prior year. For the nine months ended September 30, 2011, expenses related to health benefits increased $363.6 million, or 10.3%, to $3.9 billion from $3.5 billion for the nine months ended September 30, 2010. Our HBR increased to 83.3% for the nine months ended September 30, 2011 compared to 82.1% for the same period of the prior year. Health benefits expense for the three and nine months ended September 30, 2011 reflects moderate increases in cost trends and expansion into new markets and products with higher medical costs relative to premium revenues such as LTC services in Tennessee and the ABD expansion in Fort Worth, Texas. Additionally, current periods reflect lower favorable development related to prior periods than that of recent quarters. The combined impacts of these factors resulted in an increase in our HBR for both the three and nine months ended September 30, 2011 compared to that for the three and nine months ended September 30, 2010.

The following table presents the components of the change in claims payable for the periods presented (in thousands):

	Nine Months Ended September 30,
	2011	2010
Claims payable, beginning of period	$510,675	$529,036
Health benefits expense incurred during the period:
Related to current year	3,965,890	3,615,124
Related to prior years	(84,520)	(97,401)

Total incurred	3,881,370	3,517,723
Health benefits payments during the period:
Related to current year	3,461,910	3,151,419
Related to prior years	385,609	373,520

Total payments	3,847,519	3,524,939

Claims payable, end of period	$544,526	$521,820

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

Selling, general and administrative expenses

SG&A for the three months ended September 30, 2011 increased $24.0 million, or 22.4%, to $130.8 million from $106.8 million for the three months ended September 30, 2010. The SG&A to total revenues ratio was 8.2% for the three months ended September 30, 2011 compared to 7.1% for the three months ended September 30, 2010. For the nine months ended September 30, 2011, SG&A increased $37.1 million, or 11.2%, to $369.5 million from $332.4 million for the nine months ended September 30, 2010. The SG&A to total revenues ratio was 7.9% and 7.7% for the nine months ended September 30, 2011 and 2010, respectively.

The increase in both periods is due in part to increased salary and benefit expenses as a result of moderate workforce, wage and benefits increases. The increase in both periods was further attributable to increases in advertising and marketing relating to our rebranding activities and purchased services related to corporate projects. For the nine months ended September 30, 2011, the increase was partially offset by decreases in variable compensation accruals.

Premium tax expense

Premium taxes were $41.2 million and $40.3 million for the three months ended September 30, 2011 and 2010, respectively and $122.1 million and $105.0 million for the nine months ended September 30, 2011 and 2010, respectively. The increase for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is due in part to the reinstatement of a premium tax in the State of Georgia in July 2010 and premium revenue growth in the majority of the markets where premium tax is levied. The increase was further attributable to premium revenue growth in the State of Tennessee relating to our entry into the TennCare CHOICES program in March 2010 and premium revenue growth relating to our Texas expansion into the Fort Worth STAR+PLUS program in February 2011.

Provision for income taxes

Income tax expense for the three months ended September 30, 2011 and 2010 was $28.4 million and $51.0 million, respectively, with an effective tax rate of 37.2% and 37.7%, respectively. Income tax expense for the nine months ended September 30, 2011 and 2010 was $95.9 million and $116.9 million, respectively, with an effective tax rate of 37.1% and 37.6%, respectively. The effective tax rates for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 decreased due to a reduction in the blended state income tax rate.

Net income

Net income for the three months ended September 30, 2011 was $48.1 million, or $0.96 per diluted share, compared to net income of $84.3 million, or $1.68 per diluted share for the three months ended September 30, 2010. For the nine months ended September 30, 2011, net income was $162.8 million, or $3.14 per diluted share, compared to $193.7 million, or $3.81 per diluted share, for the nine months ended September 30, 2010. The decrease in net income for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 was primarily a result of moderate increases in medical cost trends and lower favorable reserve development in current periods compared to prior periods. For the three months ended September 30, 2011, these effects were partially offset by favorable retroactive premium adjustments greater than that in the prior period.

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, and cash flows from operations. As of September 30, 2011, we had cash and cash equivalents of $638.5 million, short- and long-term investments of $1.1 billion and restricted investments on deposit for licensure of $125.6 million. Cash, cash equivalents, and investments which are unregulated totaled $298.0 million at September 30, 2011.

Universal Automatic Shelf Registration

On December 15, 2008, we filed a universal automatic shelf registration statement with the Securities and Exchange Commission, which enables us to sell, in one or more public offerings, common stock, preferred stock, debt securities and other securities at prices and on terms to be determined at the time of the applicable offering. The shelf registration provides us with the flexibility to publicly offer and sell securities at times we believe market conditions make such an offering attractive. Because we are a well-known seasoned issuer, the shelf registration statement was effective upon filing. No securities have been issued under the shelf registration. On November 1, 2011, we announced our intention to offer, subject to market and other conditions, $450.0 million in aggregate principal amount of senior unsecured notes pursuant to the shelf registration statement. (See “Cash and Investments” below.)

Share Repurchase Program

On August 4, 2011, the Board of Directors authorized a $250.0 million increase to our ongoing share repurchase program, bringing the total authorization to $650.0 million. The $650.0 million authorization is for repurchases made from and after August 5, 2009. Pursuant to this share repurchase program, we repurchased 1,693,879 shares of our common stock and placed them into treasury during the three months ended September 30, 2011 at an aggregate cost of $77.2 million. During the nine months ended September 30, 2011, we repurchased and placed into treasury 2,948,812 shares of our common stock at an aggregate cost of $157.2 million. As of September 30, 2011, we had remaining authorization to purchase up to an additional $317.1 million of shares of our common stock under the share repurchase program.

Cash and Investments

Cash provided by operations was $243.3 million for the nine months ended September 30, 2011 compared to $202.5 million for the nine months ended September 30, 2010. The increase in cash provided by operations primarily resulted from an increase in cash flows generated from working capital changes of $59.3 million partially offset by a decrease in net income adjusted for non-cash items of $16.8 million. The increase in cash provided by working capital changes was due, in part, to routine changes in the timing of receipts of premium from government agencies of $57.6 million and variability in claims payable, which is impacted by growth in our markets, of $41.1 million. The increase in cash provided by working capital changes was partially offset by a net decrease in cash provided through changes in accounts payable, accrued expenses, contractual refunds payable and other current liabilities of $32.0 million primarily due to fluctuations in variable compensation accruals as well as a net decrease in cash provided through changes in prepaid expenses, provider and other receivables and other current assets of $7.3 million primarily due to fluctuations in the timing of payments for premium taxes.

Cash used in investing activities was $259.9 million for the nine months ended September 30, 2011 compared to $152.2 million for the nine months ended September 30, 2010. The increase in cash used in investing activities of $107.7 million is due primarily to an increase in the net purchases of investments and investments on deposit of $104.9 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, partially offset by the impact of our New Jersey health plan’s acquisition of the Medicaid contracts rights from University Health Plans, Inc. for $13.4 million in March 2010. We currently anticipate total capital expenditures for 2011 to be between approximately $45.0 million and $50.0 million related primarily to technological infrastructure development of new systems, as well as enhancement of our core systems, to further increase scalability and efficiency. For the nine months ended September 30, 2011, total capital expenditures were $31.5 million.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of September 30, 2011, our investment portfolio consisted primarily of fixed-income securities with a weighted average maturity of approximately twenty-four months. We utilize investment vehicles such as auction rate securities, certificates of deposit, commercial paper, corporate bonds, debt securities of government sponsored entities, equity index funds, federally insured corporate bonds, money market funds, municipal bonds and U.S. Treasury securities. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. As of September 30, 2011, we had total cash and investments of approximately $1.8 billion.

The following table shows the types and percentages of our holdings within our investment portfolio, as well as the average Standard and Poor’s (“S&P”) ratings, if applicable, for our investments in debt securities, at September 30, 2011:

	Portfolio Percentage	Average S&P Rating
Auction rate securities	0.8%	AAA
Cash, bank deposits and commercial paper	2.6%	AAA
Certificates of deposit	7.3%	AAA
Corporate bonds	23.8%	A
Debt securities of government sponsored entities, federally insured corporate bonds and U.S. Treasury securities	19.7%	AA+
Equity index funds	1.6%	*
Money market funds	26.9%	AAA
Municipal bonds	17.3%	AA+

	100.0%	AA

*	Not applicable.

As of September 30, 2011, $14.9 million of our investments were comprised of securities with an auction reset feature (“auction rate securities”) issued by student loan corporations established by various state governments. Since early 2008, auctions for these auction rate securities have failed, significantly decreasing our ability to liquidate these securities prior to maturity. As we cannot predict the timing of future successful auctions, if any, our auction rate securities are classified as available-for-sale and are carried at fair value within long-term investments. The weighted average life of our auction rate securities portfolio, based on the final maturity, is approximately twenty-three years. We currently believe that the $1.3 million net unrealized loss position that remains at September 30, 2011 on our auction rate securities portfolio is primarily due to liquidity concerns and not the creditworthiness of the underlying issuers. We currently have the intent to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments. During the nine months ended September 30, 2011, certain investments in auction rate securities were called at par for net proceeds of $6.5 million.

Cash used in financing activities was $108.9 million for the nine months ended September 30, 2011 compared to $65.6 million for the nine months ended September 30, 2010. The increase in cash used in financing activities of $43.3 million is primarily due to an increase in the change in bank overdrafts of $45.2 million and an increase in repurchases of our common stock of $43.1 million partially offset by an increase in proceeds from employee stock option exercises and stock purchases of $27.2 million and an increase in the tax benefit relating to share-based payments of $14.3 million.

We believe that existing cash and investment balances and cash flows from operations will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least 12 months. Our debt-to-total capital ratio at September 30, 2011 was 16.9%. We utilize the debt-to-total capital ratio as a measure, among others, of our leverage and financial flexibility. We believe our current debt-to-total capital ratio allows us flexibility to access debt financing should the need or opportunity arise. On November 1, 2011, we announced our intention to offer to sell, subject to market and other conditions, $450.0 million in aggregate principal amount of senior unsecured notes pursuant to the shelf registration statement. We intend to use a portion of the net proceeds from this offering to repay at or prior to maturity the outstanding aggregate principal amount of our 2.0% Convertible Senior Notes due May 15, 2012 (the “2.0% Convertible Notes”). The remaining net proceeds will be used for general corporate purposes, acquisitions and/or business development opportunities which may include the funding of statutory capital commensurate with growth and funding of our recently announced acquisition of the operating assets and contract rights of Health Plus, a PHSP in New York. There can be no assurance that the offering will be consummated.

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

Convertible Senior Notes

As of September 30, 2011, we had $259.9 million outstanding in aggregate principal amount of 2.0% Convertible Senior Notes. The 2.0% Convertible Senior Notes are governed by an indenture dated as of March 28, 2007 (the “Indenture”). The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year and mature on May 15, 2012, unless earlier repurchased or converted in accordance with the Indenture.

Upon conversion of the 2.0% Convertible Senior Notes, we will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, we have the option to settle the excess with cash, shares of our common stock, or a combination thereof based on a daily conversion value, as defined in the Indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of our common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, if the market price of our common stock exceeds $42.53 we will be obligated to settle, in cash and/or shares of our common stock at our option, an amount equal to approximately $6.1 million for each dollar in share price that the market price of our common stock exceeds $42.53, or the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes. In periods prior to conversion, the 2.0% Convertible Senior Notes would also have a dilutive impact to earnings if the average market price of our common stock exceeds $42.53 for the period reported. At conversion, the dilutive impact would result if the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes, if any, is settled in shares of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of 2.0% Convertible Senior Notes that elects to convert their 2.0% Convertible Senior Notes in connection with such fundamental change. As of September 30, 2011, the 2.0% Convertible Senior Notes had a dilutive impact to earnings per share as the average market price of our common stock of $53.03 and $58.00 for the three and nine months ended September 30, 2011, respectively, exceeded the conversion price of $42.53.

Concurrent with the issuance of the 2.0% Convertible Senior Notes, we purchased convertible note hedges, subject to customary anti-dilution adjustments, covering 6,112,964 shares of our common stock. The convertible note hedges are expected to offset the potential dilution upon conversion of the 2.0% Convertible Senior Notes in the event that the market value per share of our common stock, as measured under the convertible note hedges, at the time of exercise is greater than the strike price of the convertible note hedges. Consequently, under the provisions of the convertible note hedges, we are entitled to receive, at our option, cash and/or shares of our common stock in an amount equal to the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes from the counterparty to the convertible note hedges.

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, we sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock at an exercise price of $53.77 per share. If the average market price of our common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled in shares of our common stock. Consequently, under the provisions of the warrant instruments, if the market price of our common stock exceeds $53.77 at exercise we will be obligated to settle in shares of our common stock an amount equal to approximately $6.1 million for each dollar that the market price of our common stock exceeds $53.77 resulting in a dilutive impact to our earnings. As of September 30, 2011, the warrant instruments had a dilutive impact to earnings per share for the nine months ended September 30, 2011 as the average market price of our common stock for the nine months ended September 30, 2011 of $58.00 exceeded the $53.77 exercise price of the warrants. The warrant instruments did not have a dilutive impact to earnings per share for the three months ended September 30, 2011 as the average market price of our common stock for the three months ended September 30, 2011 of $53.03 did not exceed the $53.77 exercise price of the warrants.

The convertible note hedges and warrants are separate instruments which do not affect holders’ rights under the 2.0% Convertible Senior Notes.

During the three months ended September 30, 2011, certain bondholders converted $120,000 in aggregate principal amount of the 2.0% Convertible Senior Notes with a conversion value in excess of the principal amount of $82,000. We paid the consideration for the conversion of the 2.0% Convertible Senior Notes using cash on hand and the conversion value in excess of the principal amount converted was recouped through cash received from the counterparty pursuant to the convertible note hedge instruments.

As of September 30, 2011, our common stock was last traded at a price of $39.01 per share. Based on this value, if the 2.0% Convertible Senior Notes had been converted or matured at September 30, 2011, we would be obligated to pay only the principal of the 2.0% Convertible Senior Notes as the per share price of our common stock did not exceed the conversion price of $42.53 per share. At this per share value, no shares would be delivered under the warrant instruments as the per share value is less than the exercise price of the warrants.

On November 1, 2011, we announced our intention to offer to sell, subject to market and other conditions, $450.0 million in aggregate principal amount of senior unsecured notes pursuant to the shelf registration statement. We intend to use a portion of the net proceeds from this offering to repay at or prior to maturity the outstanding aggregate principal amount of our 2.0% Convertible Senior Notes. The remaining net proceeds will be used for general corporate purposes, acquisitions and/or business development opportunities which may include the funding of statutory capital commensurate with growth and funding of our recently announced acquisition of the operating assets and contract rights of Health Plus, a PHSP in New York. There can be no assurance that the offering will be consummated. If we are unable to consummate the offering, we may choose to pay the principal of our 2.0% Convertible Senior Notes with unregulated cash and investments, proceeds from dividends from our subsidiaries or proceeds from debt or equity financing, or a combination thereof.

Further, to the extent the counterparties to the convertible note hedges are unwilling or unable to fulfill the obligations under the convertible note hedges, our financial condition could be materially adversely affected.

We may also choose to pursue additional capital through proceeds of debt financing in addition to the proposed offering described above to increase our liquidity. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders’ perception of our long- or short-term financial prospects. Standard and Poor’s Ratings Services counterparty credit and senior debt ratings on the Company is currently at BB+.

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

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include Health Maintenance Organizations (“HMOs”), two health insuring corporations (“HICs”) and one PHSP. HMOs, HICs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and regulate the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the minimum capital and surplus levels under state regulations. As of September 30, 2011, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls or choose to increase capital at its subsidiary health plans during the remainder of 2011 using unregulated cash, cash equivalents, investments or a combination thereof. We believe, as a result, that we will continue to be in compliance with these requirements at least through the end of 2011. Additionally, in connection with our acquisition of the operating assets and contract rights of Health Plus, if consummated, we will also be required to fund certain minimum statutory capital levels commensurate with the anticipated increase in the membership of our New York health plan in 2012.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs, insurers and other entities bearing risk for healthcare coverage that are designed to measure capitalization levels by comparing each company’s adjusted capital to its required capital (“RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs and insurers by establishing the minimum amount of capital appropriate for an HMO or insurer to support its overall business operations in consideration of its size, structure and risk profile. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action based on the HMO or insurer’s financial condition, ranging from (a) requiring insurers to submit a comprehensive RBC plan to the state insurance commissioner containing proposals for corrective action, to (b) requiring the state insurance commissioner to place the insurer under regulatory control (e.g., rehabilitation or liquidation) pursuant to the state insurer receivership statute. Eight of the eleven states in which we currently operate have adopted RBC as the measure of required surplus. At September 30, 2011, our RBC ratio in each of these states exceeded the required thresholds at which regulatory action would be initiated. Although not all states had adopted these rules at September 30, 2011, at that date, each of our active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments at September 30, 2011 (in thousands):

Contractual Obligations	Total	Remainder of 2011	2012	2013	2014	2015	2016	Thereafter
Long-term obligations, including interest	$265,078	$2,599	$262,479	$—	$—	$—	$—	$—
Operating lease obligations	88,246	4,110	15,657	12,173	10,192	9,282	8,620	28,212

Total contractual obligations	$353,324	$6,709	278,136	$12,173	$10,192	$9,282	$8,620	$28,212

Long-term Obligations. Long-term obligations include amounts due under our 2.0% Convertible Senior Notes which mature May 15, 2012. We intend to use a portion of the net proceeds of the unsecured notes offering discussed above to repay at or prior to maturity our 2.0% Convertible Senior Notes. (See “Convertible Senior Notes” on page 36, herein.)

Operating Lease Obligations. Our operating lease obligations are primarily for payments under non-cancelable office space and office equipment leases.

Commitments. On October 25, 2011, we and our New York health plan signed an agreement to purchase substantially all of the operating assets and contract rights of Health Plus, one of the largest Medicaid PHSPs in New York, for $85.0 million. Health Plus currently serves approximately 320,000 members in New York State’s Medicaid, Family Health Plus and Child Health Plus programs, as well as the federal Medicare Advantage program. We intend to fund the purchase price through available cash, which may include a portion of the proceeds from our proposed senior unsecured notes offering. See “—Liquidity and Capital Resources – Cash and Investments.” The transaction is subject to regulatory approvals and other closing conditions and is expected to close in the first half of 2012; although, there can be no assurance as to the timing of consummation of this transaction or if this transaction will be consummated at all.

As of September 30, 2011, the Company had no other material commitments.

Recent Accounting Standards

Federal Premium-Based Assessment

In July 2011, the Financial Accounting Standards Board issued new guidance related to accounting for the fees to be paid by health insurers to the federal government under the Affordable Care Act. The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014 that is allocated to health insurers based on the ratio of the amount of an entity’s net premium revenues written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. The new guidance specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The new guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. As enacted, this federal premium-based assessment is non-deductible for income tax purposes and is anticipated to be significant. It is yet undetermined how this premium-based assessment will be factored into the calculation of our premium rates, if at all. Accordingly, adoption of this guidance and the enactment of this assessment as currently written could have a material impact on our financial position, results of operations or cash flows in future periods.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Our Condensed Consolidated Balance Sheets include a number of assets whose fair values are subject to market risk. Due to our significant investment in fixed-income investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. The financial markets have experienced periods of volatility and disruption, which have impacted liquidity and valuations of many financial instruments. While we do not believe we have experienced material adverse changes in the value of our cash equivalents and investments, disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our financial position, results of operations or cash flows.

As of September 30, 2011, substantially all of our investments were in investment grade securities that have historically exhibited good liquidity.

The fair value of our fixed-income investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed-income investments to maturity. We rely on the experience and judgment of senior management and experienced third-party investment advisors to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time-to-time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of September 30, 2011, an increase of 1% in interest rates on securities with maturities greater than one year would reduce the fair value of our fixed-income investment portfolio by approximately $26.3 million. Conversely, a reduction of 1% in interest rates on securities with maturities greater than one year would increase the fair value of our fixed-income investment portfolio by approximately $24.8 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1% change in interest rates.

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

(b) Changes in Internal Controls over Financial Reporting. During the third quarter of 2011, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. Changes in healthcare regulations and practices, level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, pandemics, such as the H1N1 virus in 2009, new medical technologies and other external factors, including general economic conditions such as inflation levels or natural disasters, are beyond our control and could reduce our ability to predict and effectively control the costs of healthcare services. Although we attempt to manage medical costs through a variety of techniques, including various payment methods to PCPs and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, and our information systems and reinsurance arrangements, we may not be able to manage costs effectively in the future. In addition, new products or new markets, such as our expansion in Fort Worth, Texas to offer managed care services to ABD members in 2011 and our further planned expansion into Louisiana and rural service areas in Texas, among others, in 2012, could pose new and unexpected challenges to effectively manage medical costs. It is possible that there could be an increase in the volume or value of appeals for claims previously denied and claims previously paid to out-of-network providers could be appealed and subsequently reprocessed at higher amounts. This would result in an adjustment to health benefits expense. If our costs for medical services increase, our profits could be reduced, or we may not remain profitable.

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

Our health benefits expense includes estimates of the cost of claims for services rendered to our members that are yet to be received, or incurred but not reported IBNR including claims that have been received but not yet processed through our claims system. We estimate our IBNR health benefits expense based on a number of factors, including authorization data, prior claims experience, maturity of markets, complexity and mix of products and stability of provider networks. Adjustments, if necessary, are made to health benefits expense in the period during which the actual claim costs are ultimately determined or when underlying assumptions or factors used to estimate IBNR change. We cannot be sure that our current or future IBNR estimates are adequate or that any further adjustments to such IBNR estimates will not significantly harm or benefit our results of operations. Further, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the impact on our results of operations. Though we employ substantial efforts to estimate our IBNR at each reporting date, we can give no assurance that the ultimate results will not materially differ from our estimates resulting in a material increase or decrease in our health benefits expense in the period such difference is determined. New products or new markets, such as our recent and planned expansions in the Louisiana and Texas markets, or significant volatility in membership enrollment and healthcare service utilization patterns, could pose new and unexpected challenges to effectively predict health benefits expense.

We derive a majority of our premium revenues and net income from a small number of states, in particular, the State of Texas, and if we fail to retain our contracts in those states, or if the conditions in those states change, our business and results of operations may suffer.

We earn substantially all of our revenues by serving members who receive healthcare benefits through contracts with government agencies in the jurisdictions in which we operate. For the year ended December 31, 2010, our Texas contract represented approximately 23% of our premium revenues and our Tennessee, Georgia and Maryland contracts represented approximately 15%, 12% and 11% of our premium revenues, respectively, and for the nine months ended September 30, 2011, our Texas contract represented approximately 24% of our premium revenues and our Tennessee, Georgia and Maryland contracts represented approximately 15%, 12% and 11% of our premium revenues, respectively. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly as a result of significant premium rate reductions, a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic or pandemic, or an unexpected increase in medical service utilization, general economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we currently operate, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, or results of operations.

Some of our contracts are subject to a re-bidding or re-application process. For example, the Georgia Department of Community Health (“GA DCH”) expects to begin reprocurement of its entire managed care program in the State of Georgia sometime in the forthcoming year. If we lost a contract through the re-bidding process, or if an increased number of competitors were awarded contracts in a specific market, our financial position, results of operations or cash flows in future periods could be materially and adversely affected.

Changes in the number of Medicaid eligible beneficiaries, or benefits provided to Medicaid eligible beneficiaries or a change in mix of Medicaid eligible beneficiaries could cause our operating results to suffer.

Historically, the number of persons eligible to receive Medicaid benefits has increased during periods of rising unemployment, corresponding to less favorable general economic conditions. This pattern has been consistent with our experience of significant membership growth during the recession that occurred during the past few years. However, during such economic downturns, available state budget dollars can and have decreased, causing states to attempt to cut healthcare programs, benefits and premium rates. If this were to happen while our membership was increasing, our results of operations could suffer. Macroeconomic conditions in recent years have resulted in such budget challenges in the states in which we operate, placing pressures on the premium rate-setting process. Conversely, the number of persons eligible to receive Medicaid benefits may grow more slowly or even decline as economic conditions improve, thereby causing our operating results to suffer. In either case, in the event that the Company experiences a change in product mix to less profitable product lines or the membership we serve becomes less profitable due to decreases in premium rates, our profitability could be negatively impacted.

Receipt of inadequate or significantly delayed premiums could negatively impact our revenues, profitability and cash flows.

Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract and we are obligated during the contract period to facilitate access to healthcare services as established by the state governments. We have less control over costs related to the provision of healthcare services than we do over our selling, general and administrative expenses. Historically, our reported expenses related to health benefits as a percentage of premium revenue have fluctuated. For example, our expenses related to health benefits were 81.6%, 85.4% and 82.9% of our premium revenue for the years ended December 31, 2010, 2009 and 2008, respectively, and 83.3% and 82.1% for the nine months ended September 30, 2011 and 2010, respectively. If health benefits expense increases at a higher rate than premium increases, our results of operations would be impacted negatively. In addition, if there is a significant delay in premium rate increases provided by states to offset increasing health benefits expense, our financial position, results of operations and cash flows could be negatively impacted.

Premiums are generally contractually payable to us before or during the month for which we are obligated to provide services to our members. Our cash flow would be negatively impacted if premium payments are not made according to contract terms.

As participants in state and federal healthcare programs, we are subject to extensive fraud and abuse laws which may give rise to lawsuits and claims against us, and the outcome of these lawsuits and claims may have a material adverse effect on our financial position, results of operations and liquidity.

Our operations are subject to various state and federal healthcare laws commonly referred to as “fraud and abuse” laws, including the federal False Claims Act. Many states have false claims act statutes which mirror the provisions of the federal act. The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented to the federal government, a false or fraudulent claim for payment. Suits filed under the federal False Claims Act, known as “qui tam” actions, can be brought by any individual (known as a “relator” or, more commonly, “whistleblower”) on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicaid, Medicare or other state or federal healthcare programs as a result of an investigation arising out of such action. In addition, the Deficit Reduction Act of 2005 (the “DRA”) encourages states to enact state- versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators.

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

Although we believe we are in substantial compliance with applicable healthcare laws, we can give no assurances that we will not be subject to additional federal False Claims Act suits in the future. Any violations of any applicable fraud and abuse laws or any federal False Claims Act suit against us could have a material adverse effect on our financial position, results of operations and cash flows.

Failure to comply with the terms of our government contracts could negatively impact our profitability and subject us to fines, penalties and liquidated damages.

We contract with various state governmental agencies and CMS to provide managed healthcare services. These contracts contain certain provisions regarding data submission, provider network maintenance, quality measures, continuity of care, call center performance and other requirements specific to state and program regulations. If we fail to comply with these requirements, we may be subject to fines, penalties and liquidated damages that could impact our profitability. Additionally, we could be required to file a corrective action plan with the state and we could be subject to fines, penalties and liquidated damages and additional corrective action measures if we did not comply with the corrective plan of action. Our failure to comply could also affect future membership enrollment levels. These limitations could negatively impact our revenues and operating results.

Changes in Medicaid or Medicare funding by the states or the federal government could substantially reduce our profitability.

Most of our revenues come from state government Medicaid premiums. The base premium rate paid by each state differs depending on a combination of various factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility category. Future levels of Medicaid premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and federal budgetary constraints. Although it is not clear there is legislative support for any of the proposals, recent budget proposals for 2012 have suggested federal cuts to Medicaid funding (i.e. through block grants, modifications to the formula that calculates the federal Medical Assistance Percentage (“FMAP”) and other means) by as much as $1 trillion over 10 years. Changes to Medicaid programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under such programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid. We believe that additional reductions in Medicaid payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation in the event of the unavailability of state funds. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required.

State governments generally are experiencing tight budgetary conditions within their Medicaid programs. Macroeconomic conditions in recent years have, and are expected to continue to, put pressure on state budgets as the Medicaid eligible population increases, creating more need and competing for funding with other state budget items. We anticipate this will require government agencies with whom we contract to find funding alternatives, which may result in reductions in funding for current programs and program expansions, contraction of covered benefits, limited or no premium rate increases or premium decreases. If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our revenues and operating results.

Additionally, a portion of our premium revenues comes from CMS through our Medicare Advantage contracts. As a consequence, our Medicare Advantage plans are dependent on federal government funding levels. The premium rates paid to Medicare health plans are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the member’s risk scores. The Affordable Care Act included significant cuts in payments to Medicare Advantage plans and restructured payments to Medicare Advantage plans by setting payments to different percentages of Medicare fee-for-service rates. The Affordable Care Act also froze 2011 benchmark rates at 2010 levels so that in 2011, Medicare Advantage plans did not receive rate increases to account for recent healthcare cost increases or Medicare physician payment increases enacted since the implementation of 2010 Medicare Advantage benchmarks. Phase-in for this revised payment schedule will last for three years for plans in most areas, and last as long as four to six years for plans in other areas.

Through a combination of the Affordable Care Act and a CMS Demonstration Project, beginning in 2012, Medicare Advantage plans can earn a bonus payment if the plan receives three or more stars (based on that year’s applicable current five-star quality rating system for Medicare Advantage plans). Under proposed regulations that may become effective, beginning with the 2013 Star rating, plans that receive fewer than three stars in three consecutive years may be terminated from the Medicare Advantage program and will not be eligible to participate in the program again for 38 months. As of September 30, 2011, two of our seven Medicare Advantage plans had not received star ratings and the remaining five plans had received ratings of 2.5 out of five stars. Although we have implemented initiatives to improve the star ratings of the plans that have received them to at least three out of five stars, there can be no assurance that we will be successful in improving the star ratings for any or all of our Medicare Advantage plans.

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

In any program start-up, expansion, or re-bid, the implementation of the contract as designed may be affected by factors beyond our control. These include political considerations, network development, contract appeals, membership assignment (allocation for members who do not self-select) and errors in the bidding process, as well as difficulties experienced by other private vendors involved in the implementation, such as enrollment brokers. Our business, particularly plans for expansion or increased membership levels, could be negatively impacted by these delays or changes.

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

Premium payments to us are based upon eligibility lists produced by government enrollment data. From time-to-time, governments require us to reimburse them for premiums paid to us based on an eligibility list that a government later determines contained individuals who were not in fact eligible for a government sponsored program, were enrolled twice in the same program or were eligible for a different premium category or a different program. Alternatively, a government could fail to pay us for members for whom we are entitled to receive payment. These reimbursements and recoupments can be significant in a given period and have occurred in periods that are significantly after the original date of eligibility. Our results of operations could be adversely affected as a result of such reimbursement to the government or inability to receive payments we are due if we had made related payments to providers and were unable to recoup such payments from the providers.

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

Our profitability depends, in large part, upon our ability to contract on favorable terms with hospitals, physicians and other healthcare providers. Our provider arrangements with our primary care physicians and specialists usually are for two-year periods and automatically renew for successive one-year terms, subject to termination by us for cause based on provider conduct or other appropriate reasons. The contracts generally may be canceled by either party without cause upon 60 to 120 days prior written notice. Our contracts with hospitals are usually for one- to two-year periods and automatically renew for successive one-year periods, subject to termination for cause due to provider misconduct or other appropriate reasons. Generally, our hospital contracts may be canceled by either party without cause on 60 to 120 days prior written notice. There can be no assurance that we will be able to continue to renew such contracts or enter into new contracts enabling us to service our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our providers, we may be unable to enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts, or enter into new provider contracts timely or on favorable terms, our profitability could be adversely affected. In some markets, certain providers, particularly hospitals, physician/hospital organizations and some specialists, may have significant market positions. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts to themselves, our profitability could be adversely affected.

Some providers that render services to our members have not entered into contracts with our health plans (out-of-network providers). In those cases, there is no pre-established understanding between the out-of-network provider and the health plan about the amount of compensation that is due to the provider. In some states, with respect to certain services, the amount that the health plan must pay to out-of-network providers for services provided to our members is defined by law or regulation, but in certain instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances, we generally pay out-of-network providers based on our standard out-of-network fee schedule. Out-of-network providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the health plan. The uncertainty of the amount to pay and the possibility of subsequent adjustment of the payment could adversely affect our financial position, results of operations or cash flows.

We are required to establish acceptable provider networks prior to entering new markets and to maintain such networks as a condition to continued operation in those markets. If we are unable to retain our current provider networks, or establish provider networks in new markets in a timely manner or on favorable terms, our profitability could be harmed. Further if we are unable to retain our current provider networks, we may be subject to material fines, penalties or sanctions from state or federal regulatory authorities, including but not limited to monetary fines, enrollment freezes and/or termination of our state or federal contracts.

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

We operate our markets through integrated information technology systems for our financial, claims, customer service, care management, encounter management and sales/marketing systems. The ability to capture, process, enable local access to data and translate it into meaningful information is essential to our ability to operate across a multi-state service area in a cost efficient manner. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, any acquisition activity requires migrations to our platform and the integration of, various information systems. We are continually upgrading and expanding our information systems capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly maintain or expand our information systems, we could suffer, among other things, from operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses.

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

In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate our acquisitions with our existing operations. This may include the integration of:

•	additional employees who are not familiar with our operations,

•	existing provider networks, which may operate on different terms than our existing networks,

•	existing members, who may decide to switch to another health plan, and

•	disparate information and record keeping systems.

We may be unable to successfully identify, consummate and integrate future acquisitions, including integrating the acquired businesses on to our technology platform, or to implement our operations strategy in order to operate acquired businesses profitably. There can be no assurance that incurring expenses to acquire a business will result in the acquisition being consummated. These expenses could adversely impact our selling, general and administrative expense ratio. If we are unable to effectively execute our acquisition strategy or integrate acquired businesses, our future growth will suffer and our results of operations could be harmed.

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

Our providers and employees involved in medical care decisions may be exposed to the risk of professional liability claims. Some states have passed, or may consider passing in the future, legislation that exposes managed care organizations to liability for negligent treatment decisions by providers or benefits coverage determinations and/or legislation that eliminates the requirement that certain providers carry a minimum amount of professional liability insurance. This kind of legislation has the effect of shifting the liability for medical decisions or adverse outcomes to the managed care organization. This could result in substantial damage awards against us and our providers that could exceed the limits of applicable insurance coverage. Therefore, successful professional liability claims asserted against us, our providers or our employees could adversely affect our financial condition and results of operations.

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

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various state and federal laws and rules regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act (“HIPAA”) and the Gramm-Leach-Bliley Act. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, whether by us or a third party, could have a material adverse effect on our business, reputation and results of operations.

We are currently involved in litigation, and may become involved in future litigation, which may result in substantial expense and may divert our attention from our business.

In the normal course of business, we are involved in legal proceedings and, from time-to-time, we may be subject to additional legal claims of a non-routine nature including the Toure case which is described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Employment Litigation”. We may suffer an unfavorable outcome as a result of one or more claims, resulting in the depletion of capital to pay defense costs or the costs associated with any resolution of such matters. Depending on the costs of litigation and the amount and timing of any unfavorable resolution of claims against us, our financial position, results of operations or cash flows could be materially adversely affected.

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

Acts of terrorism, natural disasters and medical epidemics or pandemics could cause our business to suffer.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage health benefits expense. If an act or acts of terrorism or a natural disaster (such as a major hurricane) or a medical epidemic or pandemic, such as the H1N1 virus in 2009, were to occur in markets in which we operate, our business could suffer. The results of terrorist acts or natural disasters could lead to higher than expected medical costs, network and information technology disruptions, and other related factors beyond our control, which would cause our business to suffer. A widespread epidemic or pandemic in a market could cause a breakdown in the medical care delivery system which could cause our business to suffer.

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

Recently enacted healthcare reform and the implementation of these laws could have a material adverse effect on our results of operations, financial position and liquidity. In addition, if the new non-deductible federal premium-based assessment is imposed as enacted, or if we are unable to adjust our business model to address this new assessment, our results of operations, financial position and liquidity may be materially adversely affected.

In March 2010, the President signed into law the Affordable Care Act. Implementation of this new law varies from as early as six months from the date of enactment to as long as 2018.

There are numerous steps required to implement the Affordable Care Act, including promulgating a substantial number of new and potentially more onerous regulations that may affect our business. A number of federal regulations have been proposed for public comment by a handful of federal agencies, but these proposals have raised additional issues and uncertainties that will need to be addressed in additional regulations yet to be proposed or in the final version of the proposed regulations eventually adopted. Further, there has been resistance to expansion at the state level, largely due to the budgetary pressures faced by the states. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the federal or state level, or the effect that any future legislation or regulations or the pending litigation challenging the Affordable Care Act, will have on our business or our growth opportunities. There is also considerable uncertainty regarding the impact of the Affordable Care Act and the other reforms on the health insurance market as a whole. In addition, we cannot predict our competitors’ reactions to the changes. A number of states have challenged the constitutionality of certain provisions of the Affordable Care Act, and many of these challenges are still pending final adjudication in several jurisdictions. Congress has also proposed a number of legislative initiatives, including possible repeal of the Affordable Care Act. Although we believe the Affordable Care Act will provide us with significant opportunity, the enacted reforms, as well as future regulations, legislative changes and judicial decisions, may in fact have a material adverse effect on our financial position, results of operations or cash flows. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our business may be materially adversely affected.

The Affordable Care Act also imposes a significant new non-deductible federal premium-based assessment and other assessments on health insurers. If this federal premium-based assessment is imposed as enacted, and if the cost of the federal premium-based assessment is not factored into the calculation of our premium rates, or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position or cash flows may be materially adversely affected.

Changes in healthcare laws could reduce our profitability.

Numerous proposals relating to changes in healthcare laws have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. These include mandated medical loss ratio thresholds as well as waivers requested by states for various elements of their programs. Changes in applicable laws and regulations are continually being considered and interpretations of existing laws and rules may also change from time-to-time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business and results of operations. Although some changes in government regulations, such as the removal of the requirements on the enrollment mix between commercial and public sector membership, have encouraged managed care participation in public sector programs, we are unable to predict whether new laws or proposals will continue to favor or hinder the growth of managed healthcare.

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

We principally operate through our health plan subsidiaries. These subsidiaries are subject to state insurance holding company system and other regulations that regulate the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. We also have administrative services agreements with our subsidiaries in which we agree to provide them with services and benefits (both tangible and intangible) in exchange for the payment of a fee. Some states limit the administrative fees which our subsidiaries may pay. If the regulators were to deny our subsidiaries’ requests to pay dividends to us or restrict or disallow the payment of the administrative fee or not allow us to recover the costs of providing the services under our administrative services agreement or require a significant change in the timing or manner in which we recover those costs, the funds available to our Company as a whole would be limited, which could harm our ability to implement our business strategy, expand our infrastructure, improve our information technology systems, make needed capital expenditures and service our debt as well as negatively impact our liquidity.

If state regulatory agencies require a statutory capital level higher than existing state regulations we may be required to make additional capital contributions.

Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations (“HMOs”), health insuring corporations (“HICs”) and a Prepaid Health Services Plan (“PHSP”). HMOs, HICs, and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital and the maintenance of certain financial ratios (which are referred to as risk based capital requirements), as defined by each state. Certain states also require performance bonds or letters of credit from our subsidiaries. Additionally, state regulatory agencies may require, at their discretion, individual regulated entities to maintain statutory capital levels higher than the minimum capital and surplus levels under state regulations. If this were to occur or other requirements change for one of our subsidiaries, we may be required to make additional capital contributions to the affected subsidiary. Any additional capital contribution made to one of the affected subsidiaries could have a material adverse effect on our liquidity and our ability to grow.

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

HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA establishes new enforcement mechanisms to combat fraud and abuse, including a whistleblower program. Further, HIPAA imposes civil and criminal penalties for failure to comply with the privacy and security standards set forth in the regulation. The Affordable Care Act created additional tools for fraud prevention, including increased oversight of providers and suppliers participating or enrolling in Medicare, Medicaid and CHIP. Those enhancements included mandatory licensure for all providers and site visits, fingerprinting and criminal background checks for higher risk providers. On September 23, 2010, CMS issued proposed regulations designed to implement these requirements. It is not clear at this time the degree to which managed care providers would have to comply with these new requirements.

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), one part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), modified certain provisions of HIPAA by, among other things, extending the privacy and security provisions to business associates, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions and increasing penalties for violations. The U.S. Department of Health and Human Services (“HHS”), as required by the HITECH Act, has issued interim final rules that set forth the breach notification obligations applicable to covered entities and their business associates (the “HITECH Breach Notification Interim Final Rule”). The various requirements of the HITECH Act and the HITECH Breach Notification Interim Final Rule have different compliance dates, some of which have passed and some of which will occur in the future. With respect to those requirements whose compliance dates have passed, we believe that we are in compliance with these provisions. With respect to those requirements whose compliance dates are in the future, we are reviewing our current practices and identifying those which may be impacted by upcoming regulations. It is our intention to implement these new requirements on or before the applicable compliance dates.

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

Our business could be adversely impacted by adoption of the new ICD-10 standardized coding set for diagnoses.

HHS has released rules pursuant to HIPAA which mandate the use of standard formats in electronic healthcare transactions. HHS also has published rules requiring the use of standardized code sets and unique identifiers for providers. By October 2013, the federal government will require that healthcare organizations, including health insurers, upgrade to updated and expanded standardized code sets used for documenting health conditions. These new standardized code sets, known as ICD-10, will require substantial investments from healthcare organizations, including us. While use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our financial position, results of operations or cash flows. However, these changes may result in errors and otherwise negatively impact our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide, appropriate codes for services provided as a result of the new coding set, we may be unable to process payments to providers properly or efficiently creating difficulties in adequately estimating our claims liability and negatively impacting our ability to be reimbursed, or adequately reimbursed through our premium rates, for such services.

Compliance with the terms and conditions of our Corporate Integrity Agreement requires significant resources and, if we fail to comply, we could be subject to penalties or excluded from participation in government healthcare programs, which could seriously harm our results of operations, liquidity and financial results.

In August 2008, in connection with the settlement of a qui tam action, we voluntarily entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services (“OIG”). The Corporate Integrity Agreement provides that we shall, among other things, keep in place and continue our current compliance program, including employment of a corporate compliance officer and compliance officers at our health plans, a corporate compliance committee and compliance committees at our health plans, a compliance committee of our Board of Directors, a code of conduct, comprehensive compliance policies, training and monitoring, a compliance hotline, an open door policy and a disciplinary process for compliance violations. The Corporate Integrity Agreement further provides that we shall provide periodic reports to the OIG, appoint a benefits rights ombudsman responsible for addressing concerns raised by health plan members and potential enrollees and engage an independent review organization to assist us in assessing and evaluating our compliance with the requirements of the federal healthcare programs and other obligations under the Corporate Integrity Agreement and retain a compliance expert to provide independent compliance counsel to our Board of Directors.

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

We have experienced rapid growth. In 2000, we had $642.6 million of premium revenue. In 2010, we had $5.8 billion in premium revenue. This increase represents a compounded annual growth rate of 24.6%. For the nine months ended September 30, 2011 premium revenue increased 8.7% to $4.7 billion versus $4.3 billion for the nine months ended September 30, 2010. Depending on acquisitions and other opportunities, as well as macroeconomic conditions that affect membership such as those conditions experienced recently, we expect to continue to grow rapidly. Continued growth could place a significant strain on our management and on other resources, and increased capital requirements of subsidiaries may require additional capital contributions. We anticipate that continued growth, if any, will require us to continue to recruit, hire, train and retain a substantial number of new and highly skilled medical, administrative, information technology, finance and other support personnel. Our ability to compete effectively depends upon our ability to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we continue to experience rapid growth, our personnel, systems, procedures and controls may be inadequate to support our operations, and our management may fail to anticipate adequately all demands that growth will place on our resources. In addition, due to the initial costs incurred upon the acquisition of new businesses, rapid growth could adversely affect our short-term profitability. Our inability to manage growth effectively or our inability to grow could have a negative impact on our business, operating results and financial condition.

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

As of September 30, 2011, we had $259.9 million outstanding in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012 (“2.0% Convertible Senior Notes”). Our debt service obligation on our 2.0% Convertible Senior Notes is approximately $5.2 million per year in cash interest payments. Additionally, under the provisions of the 2.0% Convertible Senior Notes, if the market price of our common stock exceeds $42.53 we will be obligated to settle, in cash/or shares of our common stock at our option, an amount equal to approximately $6.1 million for each dollar in share price that the market price of our common stock exceeds $42.53, or the conversion value of the 2.0% Convertible Senior Notes. In periods prior to conversion, the 2.0% Convertible Senior Notes would also have a dilutive impact to earnings if the average market price of our common stock exceeds $42.53 for the period reported. At conversion, the dilutive impact would result if the conversion value of the 2.0% Convertible Senior Notes, if any, is settled in shares of our common stock.

Under the provisions of the convertible note hedges purchased concurrent with the 2.0% Convertible Senior Notes, we are entitled to receive, at our option, cash and/or shares of our common stock in an amount equal to the conversion value of the 2.0% Convertible Senior Notes from the counterparty to the convertible note hedges. Additionally, under the provisions of the warrant instruments sold concurrent with the 2.0% Convertible Senior Notes, if the market price of our common stock exceeds $53.77 at exercise we will be obligated to settle in shares of our common stock an amount equal to approximately $6.1 million for each dollar in share price that the market price of our common stock exceeds $53.77 resulting in a dilutive impact to our earnings. In periods prior to exercise, the warrant instruments would also have a dilutive impact to earnings if the average market price of our common stock exceeds $53.77 for the period reported.

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

On November 1, 2011, we announced our intention to offer to sell, subject to market and other conditions, $450.0 million in aggregate principal amount of senior unsecured notes pursuant to our shelf registration statement. We intend to use a portion of the net proceeds from this offering to repay at or prior to maturity the outstanding aggregate principal amount of our 2.0% Convertible Senior Notes. There can be no assurance that the offering will be consummated and any disruptions in the credit markets could further limit our flexibility in refinancing our 2.0% Convertible Senior Notes. If we are unable to consummate the offering, we may choose to pay the principal of our 2.0% Convertible Senior Notes with unregulated cash and investments, proceeds from dividends from our subsidiaries or proceeds from debt or equity financing, or a combination thereof. If we are unable to generate sufficient cash to meet our obligations related to the 2.0% Convertible Senior Notes, including our debt service obligations, or if the counterparty to the convertible note hedges is unwilling or unable to fulfill the obligations under the hedge instruments, we could be in default under the Indenture governing our 2.0% Convertible Senior Notes and our financial condition and results of operations may be materially adversely affected.

Our investment portfolio may suffer losses from reductions in market interest rates and fluctuations in fixed income securities which could materially adversely affect our results of operations or liquidity.

As of September 30, 2011, we had total cash and investments of $1.8 billion. The following table shows the types, percentages and average Standard and Poor’s (“S&P”) ratings of our holdings within our investment portfolio at September 30, 2011:

	Portfolio Percentage	Average S&P Rating
Auction rate securities	0.8%	AAA
Cash, bank deposits and commercial paper	2.6%	AAA
Certificates of deposit	7.3%	AAA
Corporate bonds	23.8%	A
Debt securities of government sponsored entities, federally insured corporate bonds and U.S. Treasury securities	19.7%	AA+
Equity index funds	1.6%	*
Money market funds	26.9%	AAA
Municipal bonds	17.3%	AA+

	100.0%	AA

*	Not applicable.

Our investment portfolio generated approximately $17.2 million, $22.4 million and $50.9 million of pre-tax income for the years ended December 31, 2010, 2009 and 2008, respectively, and $11.8 million and $13.5 million for the nine months ended September 30, 2011 and 2010, respectively. The performance of our investment portfolio is primarily interest rate driven, and consequently, changes in interest rates affect our returns on, and the fair value of our portfolio. This factor or any disruptions in the credit markets could materially adversely affect our financial position, results of operations or cash flows in future periods.

The value of our investments is influenced by varying economic and market conditions and a decrease in value could have an adverse effect on our financial position, results of operations, or cash flows.

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

The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the year ended December 31, 2010 and nine months ended September 30, 2011, we did not record any charges for other-than-temporary impairment of our available-for-sale securities. Over time, the economic and market environment may further deteriorate or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines to be recorded as an expense. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods which could have an adverse effect on our financial position, results of operations, or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our stock repurchases during the three months ended September 30, 2011:

Period	Total Number of Shares (or Units) Purchased (#)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1) (#)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2) ($)
July 1 – July 31, 2011	58,697	69.55	58,697	140,228,109
August 1 – August 31, 2011	1,262,325	45.09	1,262,325	83,307,188
September 1 – September 30, 2011	372,857	43.50	372,857	317,089,767

Total	1,693,879	45.59	1,693,879	317,089,767

(1)	Shares purchased during the third quarter of 2011 were purchased as part of our existing authorized share repurchase program pursuant to Rule 10b5-1 of the Exchange Act as well as in open market purchases as permitted by Rule 10b5-18 of the Exchange Act. On August 30, 2011, we entered into a trading plan in accordance with Rule 10b5-1 of the Exchange Act, to facilitate repurchases of our common stock pursuant to our share repurchase program (the “Rule 10b5-1 plan”). The Rule 10b5-1 plan effectively terminated the previous Rule 10b5-1 plan and became effective on November 1, 2011 and expires on November 1, 2013, unless terminated earlier in accordance with its terms.
(2)	On August 4, 2011, the Board of Directors authorized a $250.0 million increase to the share repurchase program, bringing the total authorization to $650.0 million. The $650.0 million authorization is for repurchases made from and after August 5, 2009. No duration has been placed on the repurchase program and we reserve the right to discontinue the repurchase program at any time.

Item 5.	Other Information

On October 20, 2011, our Tennessee health plan, AMERIGROUP Tennessee, Inc., received an executed amendment, Amendment No. 9 (the “Amendment”), to the Contractor Risk Agreement (Contract Number: FA-07-16936-00) (“the CRA”) between the State of Tennessee and AMERIGROUP Tennessee, Inc. The Amendment, among other things, incorporates terms and conditions and establishes incentive payments relating to activities performed through participation in the Federal Money Follows the Person Rebalancing Demonstration Program for long-term care recipients.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the CRA or the Amendment. The above description is qualified in its entirety by reference to the Amendment filed as Exhibit 10.2 to this Form 10-Q.

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

Date: November 2, 2011

AMERIGROUP Corporation

By:	/S/ JAMES W. TRUESS
James W. Truess
Chief Financial Officer and Executive Vice President

Date: November 2, 2011

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-108831) filed on October 9, 2003).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (No. 001-31574) filed on February 14, 2008).

4.1	Form of share certificate for common stock (incorporated by reference to Exhibit 3.3 to our Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-347410) filed on July 24, 2000).

4.2	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (No. 001-31574) filed on April 3, 2007).

4.3	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (No. 001-31574) filed on April 3, 2007).

10.1	Amendment No. 8 to the Contractor Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective July 1, 2011, (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2011 (No. 001-31574)).

10.2	Amendment No. 9 to the Contractor Risk Agreement between the State of Tennessee and AMERIGROUP Tennessee, Inc. effective October 1, 2011, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 2, 2011.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 2, 2011.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 2, 2011.

Exhibit Number	Description

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.