Form 10-K
period 2011-12-31
AMERIGROUP CORP
filed 2012-02-24
CIK 1064863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,337,875,114

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2012
Common Stock, $.01 par value	48,115,189

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 2012 (Proxy Statement)	Part III

Forward-looking Statements

This Annual Report on Form 10-K, and other information we provide from time-to-time, contains certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, membership, results of operations or cash flows, our growth strategy, our competition, our ability to service our debt obligations, our ability to finance growth opportunities, our ability to respond to changes in government regulations and similar statements including, without limitation, those containing words such as “believes”, “anticipates”, “expects”, “may”, “will”, “should”, “estimates”, “intends”, “plans” and other similar expressions are forward-looking statements.

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

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly funded healthcare programs, including Medicaid, Children’s Health Insurance Program (“CHIP”), Medicaid expansion programs and Medicare Advantage. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and the government agencies with whom we contract because of our focus solely on recipients of publicly funded healthcare, medical management programs, and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to healthcare benefits pursuant to agreements with applicable state and federal government agencies. We combine medical, social and behavioral health services to help our members obtain quality healthcare in an efficient manner. Our success in establishing and maintaining strong relationships with government agencies, healthcare providers and our members has enabled us to retain existing contracts, obtain new contracts and establish and maintain a leading market position in many of the markets we serve. We continue to believe that managed healthcare remains the only proven mechanism that improves health outcomes for our members while helping our government customers manage the fiscal viability of their healthcare programs. We are dedicated to offering real solutions that improve healthcare access and quality for our members, while proactively working to reduce the overall cost of care to taxpayers.

We were incorporated in Delaware on December 9, 1994 as AMERICAID Community Care. Since 1994, we have expanded through bidding successfully in competitive and non-competitive procurements, developing products and markets, organic membership increases, and the acquisition of health plans or contract rights and related assets. As of December 31, 2011, we provided a number of healthcare products through publicly funded programs to approximately 2,024,000 members in Texas, Florida, Georgia, Maryland, Tennessee, New Jersey, New York, Nevada, Ohio, Virginia and New Mexico. Beginning February 1, 2012, we also began providing managed care services in Louisiana. Additionally, on January 18, 2012, we were notified by the state of Washington that we were awarded a contract to provide managed care services to Medicaid recipients beginning in late 2012 pending finalization of the contract.

Background

Publicly Funded Healthcare in the United States Today

Based on U.S. Census Bureau data and estimates from the Centers for Medicare & Medicaid Services (“CMS”) Office of the Actuary, it is estimated that in 2011 the United States had a population of approximately 313 million and approximately $2.7 trillion was spent on healthcare. According to CMS, of the total population, approximately 109.7 million people were covered by publicly funded healthcare programs. Included in this population were approximately 55.5 million people covered by the joint state and federally funded Medicaid program; approximately 47.9 million people covered by the federally funded Medicare program; and approximately 6.3 million people covered by the joint state and federally funded CHIP program. In 2011, projected Medicare spending was $556 billion and estimated Medicaid and CHIP spending was $441 billion. Approximately two-thirds of Medicaid funding in 2011 came from the federal government, with the remainder coming from state governments. Approximately 50 million Americans were uninsured in 2011, as of the most recent census data.

According to CMS, in 2012, total Medicaid spending is projected to be approximately $457 billion. Under the Affordable Care Act, this amount is expected to approximately double by 2020. With the passage of the Medicaid expansion provisions under the Affordable Care Act, it is projected that Medicaid expenditures will increase an additional $434 billion through 2019. In the first six years of expansion, approximately 97% of these additional costs will be paid for by the federal government. After 2019, the federal share will drop to and stay at

90%. Medicaid continues to be one of the fastest-growing and largest components of states’ budgets. On average, state Medicaid spending currently represents approximately 23.6% of a state’s budget and total Medicaid spending is growing at an average rate of 7% per year. Medicaid spending has generally surpassed other important state budget items, including education, transportation and criminal justice. Almost every state has balanced budget requirements, which means expenditures cannot exceed revenues. Macroeconomic conditions in recent years have, and are expected to continue to, put pressure on state budgets as the Medicaid eligible population increases creating more need and competing for funding with other state budget items. As Medicaid consumes more and more of the states’ limited dollars, states must either increase their tax revenues or reduce their total costs. To reduce costs, states can either reduce funds allotted for Medicaid or spend less on other programs, such as education or transportation. As the need for these programs has not abated, state governments must find ways to control rising Medicaid costs. We believe that the most effective way to control rising Medicaid costs is through managed care.

Changing Dynamics in Medicaid

Under traditional Medicaid programs, payments were made directly to providers after delivery of care. Under this approach, recipients received care from disparate sources, as opposed to being cared for in a systematic way. As a result, care for routine needs was often accessed through emergency rooms or not at all.

The delivery of episodic healthcare under the traditional Medicaid program limited the ability of states to provide quality care, implement preventive measures and control healthcare costs. In response to rising healthcare costs and in an effort to ensure quality healthcare, the federal government has expanded the ability of state Medicaid agencies to explore, and, in some cases, mandate the use of managed care for Medicaid beneficiaries. If Medicaid managed care is not mandatory, individuals entitled to Medicaid may choose either the traditional Medicaid program or a managed care plan, if available. According to information published by CMS, managed care enrollment among Medicaid beneficiaries in 2010 averaged 71.5% of all enrollees. All the markets in which we currently operate have some form of state-mandated Medicaid managed care programs in place.

We believe that there are three current trends in Medicaid. First, certain states have major initiatives underway in our core business areas which includes soliciting bids from managed care companies to cover Temporary Assistance for Needy Families (“TANF”) and aged, blind and disabled (“ABD”) populations currently in managed care, expansion of coverage under managed care and moving existing populations into managed care for the first time.

Second, many states already covering TANF populations through managed care are moving to bring the ABD population into managed care in a meaningful way. This population represents approximately 25% of all Medicaid beneficiaries and approximately two-thirds of all costs. While approximately 40 states have moved to bring some portion of the ABD population into managed care, a number of those states still permit enrollment to be voluntary and the remaining states still provide care to this population through the fee-for-service program. The remaining fee-for-service population represents additional potential for continued managed care growth as states explore how best to provide health benefits to this population in the most cost-effective manner.

Third, the Affordable Care Act, signed into law in March 2010, endeavors to provide coverage to those who are currently uninsured. The Affordable Care Act provides comprehensive changes to the U.S. healthcare system, which will be phased in at various stages over the next several years. Among other things, the Affordable Care Act is intended to provide health insurance to approximately 32 million uninsured individuals of whom approximately 16 to 20 million are expected to obtain health insurance through the expansion of the Medicaid program beginning in 2014, assuming the Affordable Care Act takes effect as originally enacted. Funding for the expanded coverage will initially come largely from the federal government. As the state and federal governments continue to explore solutions for this population, the opportunity for growth under managed care may be significant.

To date, the Affordable Care Act has not had a material effect on our financial position, results of operations or cash flows; however, we continue to evaluate the provisions of the Affordable Care Act and believe that the Affordable Care Act will provide us with significant opportunities for membership growth in our existing markets and, potentially, in new markets in the future. There can be no assurance that we will realize this growth, or that this growth will be profitable. There have been several federal lawsuits challenging the constitutionality of the Affordable Care Act, and various federal appeals courts have reached inconsistent decisions on constitutionality. The parties in those suits have sought review by the U.S. Supreme Court which has agreed to hear arguments in March of 2012, although there is no guarantee that it will rule on the Affordable Care Act’s constitutionality or that it will uphold or strike down the Affordable Care Act. Congress has also proposed a number of legislative initiatives including possible repeal of the Affordable Care Act. There can be no assurance that the Affordable Care Act will take effect as originally enacted or at all, or that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results.

There are numerous steps required to implement the Affordable Care Act, including promulgating a substantial number of new regulations that may affect our business significantly. A number of federal regulations have been proposed for public comment by a handful of federal agencies, but these proposals have raised additional issues and uncertainties that will need to be addressed in additional regulations yet to be proposed or in the final version of the proposed regulations eventually adopted. Further, there has been resistance to expansion at the state level, largely due to the budgetary pressures faced by the states. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional requirements will be implemented at the federal or state level, or the effect that any future legislation or regulations or the pending litigation challenging the Affordable Care Act, will have on our business or our growth opportunities. There is also considerable uncertainty regarding the impact of the Affordable Care Act and the other reforms on the health insurance market as a whole. In addition, we cannot predict our competitors’ reactions to the changes. Congress has also proposed a number of legislative initiatives, including possible repeal of the Affordable Care Act. Although we believe the Affordable Care Act will provide us with significant opportunity for growth, the enacted reforms, as well as future regulations, legislative changes and judicial decisions may in fact have a material adverse effect on our financial position, results of operations or cash flows. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our business may also be materially adversely affected.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011. Under that Act, automatic reductions were triggered on December 23, 2011. These automatic cuts were made to several government programs and, with respect to Medicare, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. These reductions could still be avoided through Congressional action before 2013. There are no assurances that future federal or state legislative or administrative changes relating to healthcare reform will not adversely affect our business.

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

States are also permitted by the federal government to seek waivers from certain requirements of the Social Security Act of 1965. Partly due to advances in the commercial healthcare field, states have been increasingly interested in experimenting with pilot projects and statewide initiatives to control costs and expand coverage and have done so under waivers authorized by the Social Security Act of 1965 and with the approval of the federal government. The waivers most relevant to us are the Section 1915(b) freedom of choice waivers that enable:

•	mandating Medicaid enrollment into managed care;

•	utilizing a central broker for enrollment into plans;

•	using cost savings to provide additional services; and

•	limiting the number of providers for additional services.

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

Until now, most states have determined Medicaid eligibility thresholds by reference to other federal financial assistance programs, including TANF and Supplementary Security Income (“SSI”). TANF provides assistance to low-income families with children and was adopted to replace the Aid to Families with Dependent Children program, more commonly known as welfare. Under the Personal Responsibility and Work Opportunity Reconciliation Act of 1996, Medicaid benefits were provided to recipients of TANF during the duration of their enrollment, with one additional year of coverage. SSI is a federal income supplement program that provides assistance to ABD individuals who have little or no income. However, states can broaden eligibility criteria.

Assuming the Affordable Care Act takes effect as originally enacted, beginning January 1, 2014, states will be required to use modified adjusted gross income to determine Medicaid eligibility for individuals under 65 who are not pregnant women, not Medicare-eligible, not in the SSI or TANF programs, and not otherwise blind or disabled. Asset tests will not be used for this new category of individuals.

CHIP, created by federal legislation in 1997 and previously referred to as SCHIP, is a state and federally funded program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. CHIP enables a segment of the large uninsured population in the U.S. to receive healthcare benefits. States have the option of administering CHIP as a Medicaid expansion program, or administratively through their Medicaid programs, or as a freestanding program. According to the President’s Budget, current enrollment in this non-entitlement program in 2011 was approximately 5.6 million children nationwide, with 8.7 million children enrolled in the program at some time during 2011. The President signed a bill to reauthorize and expand the CHIP program on February 4, 2009. The expanded program was expected to cover 12 million children by 2013, about 4 million who would have been otherwise uninsured, and provide an additional $43.9 billion in funding over a four and a half year period ending in 2013. Those estimates have come in below projections due to the prior years’ recession, with many of those children expected to be enrolled in CHIP being enrolled in Medicaid instead. The increase in federal funding for the CHIP program is paid for by a nearly $0.62 increase in the tax levied on cigarettes and allows states to expand coverage up to 300% of the federal poverty level (“FPL”) and grandfathers those states that are currently above 300% of the FPL. States that want to expand their CHIP programs above 300% of the FPL will be reimbursed at the Medicaid rate for children for amounts exceeding 300% of the FPL. The bill also allows the states an option for legal immigrant children to be covered under CHIP. The prior law required legal immigrant children to be in the country for at least five years before becoming eligible for federal programs. The CHIP reauthorizing legislation enacted in 2009 required that states continue to be funded at an enhanced match, with a minimum federal match of 65%. However, a deficit reduction package proposed by the Obama Administration in 2011, and the FY2013 budget sent to Congress by the President in February 2012 have proposed a matching rate for Medicaid and CHIP in each state that would blend the various matching rates for administrative and healthcare services in Medicaid and CHIP. The blended rate would automatically rise if a recession forces enrollment and state costs to rise. This proposed change would likely reduce the federal share of CHIP costs if enacted into law. The deficit reduction package was subsequently rejected by the House of Representatives in 2011 and it is not known whether there is sufficient Congressional support to enact the measure in 2012.

FamilyCare encompasses a variety of Medicaid expansion programs that have been developed in several states. For example, New Jersey’s FamilyCare program is a state and federally funded Medicaid expansion health insurance program utilizing mandatory enrollment in managed care that was created to help low income uninsured families, single adults and couples without dependent children obtain affordable healthcare coverage.

Medicare Advantage

The Social Security Act of 1965 also created the Medicare program which provides healthcare coverage primarily to individuals age 65 or older as well as to individuals with certain disabilities. Unlike the federal-state partnership of Medicaid, Medicare is solely a federal program. Medicare relies primarily on a fee-for-service delivery system in which beneficiaries receive services from any provider who accepts Medicare.

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

The Medicare Modernization Act of 2003 instituted the Medicare prescription drug benefit and expanded managed care for Medicare beneficiaries by renaming the program “Medicare Advantage” and allowing the establishment of new kinds of Medicare plans to provide coordinated care options for Medicare beneficiaries. Some Medicare Advantage plans focus on Medicare beneficiaries with special needs. There are three types of special needs plans focusing on: beneficiaries who are institutionalized in long-term care (“LTC”) facilities; dual eligibles (those who are eligible for both Medicare and Medicaid benefits); or individuals with chronic conditions.

We began serving dual eligible beneficiaries in our Texas markets in 2006 with a dual eligibles special needs plan and have since expanded to seven other markets, offering Medicare plans for both dual eligibles and traditional Medicare beneficiaries, including within the state of Georgia beginning in 2012. We believe that the coordination of care offered by managing both the Medicare and Medicaid benefits brings better integration of services for members and significant cost savings with increased accountability for patient care.

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

Some provisions of the Affordable Care Act provide a temporary match that is considerably in excess of 50%, with the provisions governing the Medicaid expansion in 2014 providing a match for newly eligible individuals that begins as high as 100% in 2014 through 2016 but slides to 90% in 2020 and years thereafter. It also provides increased FMAPs for certain disaster-affected states, primary care payment rate increases, specified preventative services and immunizations, smoking cessation services for pregnant women, specified home and community-based services and home health services for certain people with chronic conditions. In addition, the Obama Administration’s deficit reduction proposals forwarded to Congress in September 2011 and its proposed FY2013 budget sent to Congress in February 2012 have proposed to blend various non-Affordable Care Act-related match percentages for Medicaid and CHIP into one single matching rate, starting in 2017, specific to each state. The blended rate would automatically rise if a recession forces enrollment and state costs to rise. Given that this blending proposal is projected to save the federal government $17.9 billion over 10 years, if enacted into law, it is possible that states would offset these losses by reducing their reimbursement to Medicaid managed care plans such as ours. The deficit reduction package was subsequently rejected by the House of Representatives in 2011 and it is not known whether there is sufficient legislative support to enact the measure in 2012.

As part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), enacted on February 12, 2009, states received approximately $87 billion in assistance for their Medicaid programs through a temporary increase in the FMAP match rate. Through the Education, Jobs and Medicaid Assistance Act (Public Law No: 111-226) enacted on August 10, 2010, states received an additional $16.1 billion in a phased-down FMAP match rate. The funding became effective retroactively to October 1, 2008 and continued through June 30, 2011. In order to receive this additional FMAP increase, states were prohibited from reducing Medicaid eligibility levels below the eligibility levels that were in place on July 1, 2008. Furthermore, states could not put into place procedures that made it more difficult to enroll than the procedures that were in place on July 1, 2008. The Affordable Care Act extended that “maintenance of effort” requirement for each state until the date that the Secretary of Health and Human Services determines a health benefit exchange is operational in the state. Under the extension, a state could not have in effect eligibility standards, methodologies, or procedures under its Medicaid state plan or under any waiver of a plan that are more restrictive than the eligibility standards, methodologies, or procedures, respectively, under the plan or waiver that were in effect on the date of enactment of the Affordable Care Act.

In 2009 and 2010, all eleven states in which we offered healthcare services received adjustments in their FMAP rate. However, after June 30, 2011, FMAP funding reverted to previous levels. This reduction placed additional pressure on already stressed state budgets. It is expected that the expansion of Medicaid enrollment in January 2014 will place additional pressures on state Medicaid programs as the enhanced FMAP for new enrollees is reduced over time under the provisions of the Affordable Care Act.

During fiscal year 2011, the federal government is estimated to have spent approximately $441 billion on Medicaid and CHIP. Approximately two-thirds of Medicaid spending in 2011 came from the federal government with the remaining coming from state governments. Key factors driving Medicaid spending include:

•	number of eligible individuals who enroll;

•	price of medical and LTC services;

•	use of covered services;

•	state decisions regarding optional services and optional eligibility groups; and

•	effectiveness of programs to reduce costs of providing benefits, including managed care.

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

Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members. One of the primary directives of CMS in establishing the Medicare Advantage program was to make it more attractive to managed care plans to enroll members with higher intensity illnesses. To accomplish this, CMS implemented a risk adjusted payment system for Medicare health plans in 1997 pursuant to the Balanced Budget Act of 1997. This payment system was further modified pursuant to the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000. To implement the risk adjusted payment system, CMS requires that all managed care companies capture, collect and report the diagnosis code information associated with healthcare services received by beneficiaries to CMS on a regular basis. As of 2007, CMS had fully phased in this risk adjusted payment methodology with a model that bases the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age and eligibility status.

The Affordable Care Act restructured payments to Medicare Advantage plans by setting payments to different percentages of Medicare fee-for-service rates. The Affordable Care Act froze 2011 benchmark rates at 2010 levels so that in 2011, Medicare Advantage plans did not receive rate increases to account for recent healthcare cost growth or Medicare physician payment increases enacted since the implementation of 2010 Medicare Advantage benchmarks. Phase-in for this revised payment schedule will last for three years for plans in most areas, and last as long as four to six years for plans in other areas.

The Affordable Care Act also created an incentive payment program for Medicare Advantage plans. Beginning in 2012, bonuses will be in play for plans receiving four or more stars (based on the current five-star quality rating system for Medicare Advantage plans) with qualifying plans in qualifying areas eligible to receive double bonuses. Under regulations proposed in October 2011, plans that have received fewer than three stars in three consecutive years will be terminated from the Medicare Advantage program beginning in 2015 and will not be eligible to participate in the program again for thirty-eight months. As of December 31, 2011, one of our seven Medicare Advantage plans had not received star ratings and the remaining six plans had received ratings of 2.5 out of five stars. Although we have implemented initiatives to improve the star ratings of the plans that have received them to at least three out of five stars, there can be no assurance that we will be successful in improving the star ratings for any or all of our Medicare Advantage plans.

Dual Eligible Innovation Projects

The Center for Medicare and Medicaid Innovation has invited states to participate in a demonstration project under which Medicare and Medicaid funding would be blended to provide coordinated care to dual eligibles through two financial models. Thirty-eight states, including nine of the states in which we provide managed care services, and the District of Columbia have indicated an interest in participating in the program. In a separate initiative, fifteen states have been awarded $1.0 million design contracts to design strategies for implementing person-centered models. New York and Tennessee, two of the states in which we operate, were among the states awarded contracts.

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

State Insurance Holding Company Regulations

Our health plan subsidiaries are generally licensed to operate as Health Maintenance Organizations (“HMOs”), except our Ohio subsidiary, which is licensed as a health insuring corporation (“HIC”), our Texas subsidiary, Amerigroup Insurance Company, which is licensed as an accident and health insurance company (“A&H”), and our New York subsidiary which is licensed as a prepaid health services plan (“PHSP”). Our health plan subsidiaries are regulated by the applicable state health, insurance and/or human services departments.

The process for obtaining the authorization to operate as an HMO, HIC, A&H or PHSP is lengthy, complex and requires demonstration to the regulators of the adequacy of the health plan’s organizational structure, operational capability, financial resources, personnel, utilization review, quality assurance programs, provider networks and complaint procedures. Each of our health plan subsidiaries must comply with applicable state financial requirements with respect to net worth, deposits, reserves, and investment restrictions among others. Under state HMO, HIC, A&H and PHSP statutes and state insurance laws, our health plan subsidiaries are required to file periodic financial reports and other reports about operations, including inter-company transactions. These are transactions between the regulated entity and its affiliates, including persons or entities that control the regulated entity. The regulated entity, its affiliates and the corporations or persons that control them constitute an insurance holding company system.

We are registered under state laws as an insurance holding company system in all of the jurisdictions in which we do business. Most states, including states in which our subsidiaries are domiciled, have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer’s holding company. Where such laws and regulations apply to us and our subsidiaries, there can be no effective change in control of the Company unless the person seeking to acquire control has filed a statement containing specified information with the insurance regulators and has obtained prior approval for the proposed change from such regulators. The usual measure for a presumptive change of control pursuant to these laws is, with some variation, the acquisition of 10% or more of the voting stock or other ownership interest of an insurance company or its parent. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change in control of the Company, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable. There are also regulations in some states that require notice to the department of insurance of certain divestitures by existing shareholders. Our health plans’ compliance with state insurance holding company system requirements are subject to monitoring by state departments of insurance. Each of our health plans is subject to periodic comprehensive audits by these departments.

In addition, such laws and regulations regulate the payment of dividends to the Company by its subsidiaries. Such laws and regulations also require prior approval by the state regulators of certain material transactions with affiliates within the holding company system, including the sale, purchase, or other transfer of assets, loans, guarantees, agreements or investments, reinsurance agreements, management agreements and cost-sharing arrangements, as well as certain material transactions with persons who are not affiliates within the holding company system if the transaction exceeds regulatory thresholds.

Each of our health plans must also meet numerous criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

In addition to regulation as an insurance holding company system, our business operations must comply with the other state laws and regulations that apply to HMOs, HICs, A&Hs and PHSPs, respectively, in the states in which we operate, and with laws, regulations and contractual provisions governing the respective state or federal managed care programs, which are discussed below.

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

A health plan’s compliance with these requirements is subject to monitoring by state regulators. A health plan is subject to periodic comprehensive quality assurance evaluation by a third-party reviewing organization and generally by the health department and insurance department of the jurisdiction that licenses the health plan. Most health plans must also submit quarterly and annual statutory financial statements and utilization reports, as well as many other reports in accordance with individual state requirements.

We expect that some or all states will mandate or encourage Medicaid managed care plans to participate as commercial insurers in the state insurance exchanges mandated under the Affordable Care Act beginning in 2014. One state, Nevada, has already passed legislation mandating that its Medicaid plans participate in the state insurance exchange beginning in 2014. It is not yet known what impact state insurance exchanges will have on our operations in this or other states in which we operate.

In addition to the requirements outlined above, CMS encourages states to require managed care organizations with which they contract to implement compliance programs and suggests that in order to contract with a state, a managed care organization or prepaid health services plan should have administrative and management arrangements and procedures that include a mandatory compliance plan designed to guard against fraud and abuse.

Medicare

Our health plans in Florida, Maryland, New Jersey, New Mexico, New York, Tennessee, and Texas operate Medicare Advantage plans for which they contract with CMS on a calendar year basis. These contracts renew annually, and most recently were renewed for the 2012 plan year, including a new contract for our Georgia health plan as well as expansions of our Medicare service areas in Texas and New Mexico.

CMS requires that each Medicare Advantage plan meet the regulatory requirements set forth at 42 CFR pt. 422 and the operational requirements described in the Medicare Managed Care (“MMC”) Manual. The MMC Manual provides the detailed requirements that apply to our Medicare line of business including provisions related to: enrollment and disenrollment; marketing; benefits and beneficiary protections; quality assessment; relationships with providers; payment from CMS; premiums and cost-sharing; our contract with CMS; the effect of a change of ownership during the contract period; and beneficiary grievances, organization determinations, and appeals.

All of our Medicare Advantage plans include Medicare Part D prescription drug coverage; therefore, our health plans that operate Medicare Advantage plans also have Part D contracts with CMS. As Medicare Advantage Prescription Drug Plan contractors, we are also obligated to meet the requirements set forth in 42 CFR pt. 423 and the Prescription Drug Benefit (“PDB”) Manual. The PDB Manual provides the detailed requirements that apply specifically to the prescription drug benefits portion of our Medicare managed care services. The PDB provides detailed requirements related to: benefits and beneficiary protections; Part D drugs and formulary requirements; marketing (included in the MMC Manual); enrollment and disenrollment guidance; quality improvement and medication therapy management; fraud, waste and abuse; coordination of benefits; and Part D grievances, coverage determinations, and appeals.

In addition to the requirements outlined above, CMS requires that each Medicare Advantage plan conduct ongoing monitoring of its internal compliance with the requirements as well as oversight of any delegated vendors.

Fraud and Abuse Laws

Our operations are subject to various state and federal healthcare laws commonly referred to as “fraud and abuse” laws. Investigating and prosecuting healthcare fraud and abuse has become a top priority for state and federal law enforcement entities. The funding of such law enforcement efforts has increased in the past few years and these increases are expected to continue. The focus of these efforts has been directed at organizations that participate in government funded healthcare programs such as Medicaid and Medicare. These regulations, and contractual requirements applicable to participants in these programs, are complex and changing.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse, including a whistleblower program. Further, HIPAA imposes civil and criminal penalties for failure to comply with the privacy and security standards set forth in the regulation. The Patient Protection and Affordable Care Act created additional tools for fraud prevention, including increased oversight of providers and suppliers participating or enrolling in Medicare, Medicaid and CHIP. Those enhancements included mandatory licensure for all providers and site visits, fingerprinting and criminal background checks for higher risk providers. Managed care plan providers are not mandated to adopt these provider requirements under federal regulations, although individual state Medicaid programs may require plans to implement the safeguards within those individual states.

The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), a part of the ARRA, modified certain provisions of HIPAA by, among other things, extending the privacy and security provisions to business associates, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions and increasing penalties for violations. The U.S Department of Health and Human Services (“HHS”), as required by the HITECH Act, has issued the HITECH Breach Notification Interim Final Rule. The various requirements of the HITECH Act and the HITECH Breach Notification Interim Final Rule have different compliance dates, some of which have passed and some of which will occur in the future. With respect to those requirements whose compliance dates have passed, we believe that we are in compliance with these provisions. With respect to those requirements whose compliance dates are in the future, we are reviewing our current practices and identifying those which may be impacted by upcoming regulations. It is our intention to implement these new requirements on or before the applicable compliance dates.

Violations of certain fraud and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or programmatic remedies up to and including exclusion from participation in Medicaid, Medicare, other federal healthcare programs and federally funded state health programs. These laws include the federal False Claims Act which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. Many states have false claim act statutes that closely resemble the federal False Claims Act. If an entity is determined to have violated the federal False Claims Act, it may be liable for three times the actual damages sustained by the government, plus mandatory civil penalties up to eleven thousand dollars for each separate false claim. Suits filed under the federal False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such relators or whistleblowers may share in any amounts paid by the entity to the government in fines or settlement. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicaid, Medicare or other state or federal healthcare programs as a result of an investigation arising out of such action. In addition, the Deficit Reduction Act of 2005 (“DRA”) encourages states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators.

We are currently unaware of any pending or filed but unsealed qui tam actions against us.

In recent years, we enhanced the regulatory compliance efforts of our operations. However, with the highly technical regulatory environment and ongoing vigorous law enforcement, our compliance efforts in this area will continue to require substantial resources.

Our Approach

Unlike many managed care organizations that attempt to serve multiple populations, we currently focus on serving people who receive healthcare benefits through publicly funded programs. We primarily serve Medicaid populations, and the Medicare population through our Medicare Advantage product. Our success in establishing and maintaining strong relationships with governments, providers and members has enabled us to obtain new contracts and to establish a strong market position in the markets we serve. We have been able to accomplish this by operating programs that address the various needs of these constituent groups.

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

Providers

Our healthcare providers include hospitals, physicians and ancillary providers that provide covered medical and healthcare related services to our members. In each of the communities in which we operate, we have established extensive provider networks and have been successful in continuing to establish new provider relationships. We have accomplished this by working closely with physicians to help them operate efficiently, and by providing physician and patient educational programs, disease and medical management programs and other relevant information. In addition, as our membership increases within each market, we provide our physicians with a growing base of potential patients in the markets they serve. This network of providers and relationships assists us in implementing preventive care methods, managing costs and improving access to healthcare for members. We believe that our experience working and contracting with Medicaid and Medicare providers will give us a competitive advantage in entering new markets. While we only directly market to or through our providers to the extent expressly permitted by applicable law, they are important in helping us attract new members and retain existing members.

Nationally, approximately 67% of Medicaid spending is directed toward hospital, physician and other acute care services, and the remaining 33% is for nursing home and other long-term care. Inpatient and emergency room utilization can be higher within the unmanaged Medicaid eligible population than among the general population because of the inability to access a primary care physician (“PCP”), leading to the postponement of treatment until acute care is required. Through our health plans, we aim to improve access to PCPs and encourage preventive care and early diagnosis and treatments, reducing inpatient and emergency room usage and thereby decreasing the total cost of care.

Members

In both enrolling new members and retaining existing members, we focus on understanding the unique needs of the Medicaid, CHIP, Medicaid expansion and Medicare Advantage populations. We have developed a system that provides our members with appropriate access to care. We supplement this care with community-based education and outreach programs designed to improve the well-being of our members. These programs not only help our members with their medical care, but also decrease the incidence of inappropriate emergency room care, which can be expensive and inefficient for the healthcare system. We also help our pregnant members access prenatal care which improves outcomes and is less costly than the potential consequences associated with inadequate prenatal care. As our presence in a market matures, these programs and other value-added services help us build and maintain membership levels.

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

We believe community focus and understanding are important to attracting and retaining members. To assist in establishing our community presence in a new market, we seek to establish relationships with medical centers, children’s hospitals, federally qualified health centers, community-based organizations and advocacy groups to offer our products and programs.

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

We will continue to face varying levels of competition as we expand in our existing service areas and enter new markets. Changes in the business climate, including changes driven by the Affordable Care Act, may cause a number of commercial managed care organizations already in our service areas to decide to enter or exit the publicly funded healthcare market. Some of these managed care organizations have substantially larger enrollments, greater financial and other resources and offer a broader scope of products than we do.

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

Products

We offer a range of healthcare products through publicly funded programs within a care model that integrates physical and behavioral health. These products are also community-based and seek to address the social and economic issues faced by the populations we serve. The average premiums for our products vary significantly due to differences in the benefits offered and underlying medical conditions of the populations covered.

The following table sets forth the approximate number of our members who receive benefits under our products as of December 31, 2011, 2010 and 2009. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

	December 31,
Product	2011	2010	2009
TANF (Medicaid)	1,422,000	1,373,000	1,255,000
CHIP	262,000	271,000	259,000
ABD and LTC (Medicaid)(1)	242,000	197,000	196,000
FamilyCare (Medicaid)	74,000	71,000	63,000
Medicare Advantage	24,000	19,000	15,000

Total	2,024,000	1,931,000	1,788,000

(1)	Membership includes approximately 14,000 and 13,000 ABD members each in 2010 and 2009, respectively, under an ASO contract in Texas. The ASO contract in Texas terminated on January 31, 2011.

Medical and Quality Management Programs

We provide specific disease and medical management programs designed to meet the special healthcare needs of our members with chronic illnesses and medical conditions, to manage costs, and to improve the overall health of our members. We integrate our members’ behavioral healthcare with their physical healthcare utilizing our integrated medical management model. Members are systematically contacted and screened utilizing standardized processes. Members are stratified based on their physical, behavioral, and social needs and grouped for care management. We offer a continuum of care management including disease management, pharmacy integration, centralized telephonic case management, in-person case management within healthcare facilities, and home visit case management for some of our higher-risk members. These programs focus on preventing acute occurrences associated with chronic conditions by identifying at-risk members, monitoring their conditions and proactively managing their care. These disease management programs also facilitate members in the self-management of chronic disease and include asthma, chronic obstructive pulmonary disease, coronary artery disease, congestive heart failure, diabetes, depression, schizophrenia and HIV/AIDS. These disease management programs attained National Committee for Quality Assurance (“NCQA”) reaccreditation in 2009, which is effective through September 25, 2012.

Our Maternal-Child Services program provides health promotion, advocacy and care management for pregnant women and their newborns. Our Taking Care of Baby and Me® case management service has a major focus on the earliest identification of pregnant women, screening for risk factors, mentoring and advocating for evidence-based clinical practices. We work with our members and providers to improve the outcomes of pregnancy through the promotion of reproductive health, access to prenatal care, access to quality care for a healthy pregnancy and delivery as well as the post-partum period and newborn care. Case managers assist members with access to transportation, prenatal vitamins, smoking cessation, breastfeeding support, the 24-hour nurse call line as well as referral to community-based home visitor programs. Essential to the success of the program is the predictive risk screening tool and survey process where members are stratified by risk grouping and begin engagement in the program.

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

We have a comprehensive quality management program designed to improve access to cost-effective quality care. We have developed policies and procedures to ensure that the healthcare services arranged by our health plans meet the professional standards of care established by the industry and the medical community. These procedures include:

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

•

Medical care satisfaction studies — We evaluate the satisfaction of the care provided to our health plan members by reviewing their responses to satisfaction surveys. We analyze the results and implement actions to improve satisfaction.

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

Provider Network

We facilitate access to healthcare services for our members generally through mutually non-exclusive contracts with PCPs, specialists, hospitals and ancillary providers. Either prior to or concurrent with being awarded a new contract, we establish a provider network in the applicable service area. As of December 31, 2011, our provider networks included approximately 136,000 physicians, including PCPs, specialists and ancillary providers, and approximately 800 hospitals.

The PCP is a critical component in care delivery, the management of costs and the attraction and retention of members. PCPs include family and general practitioners, pediatricians, internal medicine physicians, and may include obstetricians and gynecologists. These physicians provide preventive and routine healthcare services and are responsible for making referrals to specialists, hospitals and other providers while also providing a healthcare access point or “medical home” for our members. Healthcare services provided directly by PCPs include the treatment of illnesses not requiring referrals, periodic physician examinations, routine immunizations, well-child care and other preventive healthcare services. Specialists with whom we contract provide a broad range of physician services. While referral for these specialist services is not generally required prior to care delivery, the

PCP continues to be integral to the coordination of care. Our contracts with both the PCPs and specialists usually are for two-year periods and automatically renew for successive one-year periods subject to termination by either party with or without cause upon 90 to 120 days prior written notice, except in Ohio and Tennessee, where termination may occur upon 60 days notice.

Our contracts with hospitals are usually for two-year periods and automatically renew for successive one-year periods. Generally, our hospital contracts may be terminated by either party with or without cause upon 90 to 120 days prior written notice except in Ohio and Tennessee, where termination may occur upon 60 days notice. Pursuant to their contracts, each hospital is paid for all medically necessary inpatient and outpatient services and all covered emergency and medical screening services provided to members. With the exception of emergency services, most inpatient hospital services require advance approval from our medical management department. We require hospitals in our network to participate in utilization review and quality assurance programs.

We have also contracted with other ancillary providers for physical therapy, mental health and chemical dependency care, home healthcare, nursing home care, home-based community services, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we have contracted with dental vendors that provide routine dental care, vision vendors that provide routine vision services, transportation vendors where non-emergency transportation is a covered benefit and with a national pharmacy benefit manager that provides a local pharmacy network in each of our markets where these services are covered benefits.

In order to ensure the quality of our medical care providers, we credential and re-credential our providers using standards that are supported by the NCQA and that meet individual state credentialing requirements. As part of the credentialing review, we ensure that each provider in our network is eligible to participate in publicly funded healthcare programs. We provide feedback and evaluations on quality and medical management to them in order to improve the quality of care provided, increase their support of our programs and enhance our ability to attract and retain providers. Additionally, we include incentive payments and risk-sharing arrangements to encourage quality care and cost containment when appropriate.

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

The following are the various provider payment methods in place as of December 31, 2011:

Fee-for-Service. This is a reimbursement mechanism that pays providers based upon services performed. For the year ended December 31, 2011, approximately 97% of our expenses for direct health benefits were on a fee-for-service reimbursement basis, including fees paid to third-party vendors for ancillary services such as pharmacy, mental health, dental and vision benefits. The primary fee-for-service arrangements are on a maximum allowable fee schedule, per diem, case rates, percent of charges or any combination thereof. The following is a description of each of these mechanisms:

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

Information Technology Services

The ability to capture, process, and enable access to data and translate it into meaningful information is essential to our ability to operate across a multi-state service area in a cost-effective manner. We deploy an integrated system strategy for our financial, claims, customer service, care management, encounter management and sales/marketing systems to avoid the costs associated with supporting multiple versions of similar systems and improve productivity. This approach helps to assure the integrity of our data and that consistent sources of financial, claim, provider, member, service and clinical information are provided across all of our health plans. We utilize our integrated system for billing, claims and encounter processing, utilization management, marketing and sales tracking, financial and management accounting, medical cost trending, reporting, planning and analysis. This integrated system also supports our internal member and provider service functions and we provide access to this information through our provider and member portals to enable self-service capabilities for our constituents. Our system is scalable and we believe it will meet our software needs to support our long-term growth strategies. In 2010, we added a new integrated workstation for our call center operations that has significantly improved efficiency and call quality. In addition, we have security systems that we believe are appropriate and also maintain a robust business continuity plan and disaster recovery site in the event of a disruptive event.

Our Health Plans

We had eleven active health plan subsidiaries offering healthcare services as of December 31, 2011. Effective February 1, 2012, we began providing services in the first of three regions to be covered under our contract to approximately 45,000 members in Louisiana. All of our contracts, except those in Georgia, New Jersey and New York, contain provisions for termination by us without cause generally upon written notice with a 30 to 180 day notification period. Our state customers also have the right to terminate these contracts. The states’ termination rights vary from contract-to-contract and may include the right to terminate for convenience, upon the occurrence of an event of default, upon the occurrence of a significant change in circumstances or as a result of inadequate funding.

We serve members who receive healthcare benefits through our contracts with the regulatory entities in the jurisdictions in which we operate. For the year ended December 31, 2011, our Texas contract represented approximately 22% of our premium revenues and our Tennessee, Georgia and Maryland contracts represented approximately 14%, 12% and 11% of our premium revenues, respectively. The following table sets forth the approximate number of members we served in each state as of December 31, 2011, 2010 and 2009. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states in which we operate Medicare Advantage plans.

	December 31,
Market	2011	2010	2009
Texas(1)	632,000	559,000	505,000
Florida	257,000	263,000	236,000
Georgia	256,000	266,000	249,000
Maryland	209,000	202,000	194,000
Tennessee	204,000	203,000	195,000
New Jersey	156,000	134,000	118,000
New York	110,000	109,000	114,000
Nevada	81,000	79,000	62,000
Ohio	55,000	55,000	60,000
Virginia	41,000	40,000	35,000
New Mexico	23,000	21,000	20,000

Total	2,024,000	1,931,000	1,788,000

(1)	Membership includes approximately 14,000 and 13,000 ABD members under an ASO contract as of December 31, 2010 and 2009, respectively. The ASO contract terminated on January 31, 2011.

As of December 31, 2011, each of our health plans provided managed care services through one or more of our products, as set forth below:

Medicare
Market	TANF	CHIP	ABD	FamilyCare	Advantage

Texas	✓	✓	✓		✓
Florida	✓	✓	✓		✓
Georgia	✓	✓		✓
Maryland	✓	✓	✓	✓	✓
Tennessee	✓		✓		✓
New Jersey	✓	✓	✓	✓	✓
New York	✓	✓	✓	✓	✓
Nevada	✓	✓		✓
Ohio	✓
Virginia	✓	✓	✓
New Mexico			✓		✓

Texas

Our Texas subsidiary, AMERIGROUP Texas, Inc., is licensed as an HMO and became operational in September 1996. Our current service areas include the cities of Austin, Beaumont, Corpus Christi, Dallas, Fort Worth, Houston and San Antonio and the surrounding counties. Our joint TANF, CHIP and ABD contract renews annually at the state’s option and continues through the period ended February 29, 2012 when the new contract period beginning March 1, 2012 commences. Effective January 1, 2006, AMERIGROUP Texas, Inc. began operations as a Medicare Advantage plan to offer Medicare benefits to dual eligibles that live in and around Houston, Texas. AMERIGROUP Texas, Inc. already served these members through the Texas Medicaid STAR+PLUS program and now offers these members Medicare Parts A & B benefits and the Part D drug benefit under this contract that renews annually. Effective January 1, 2008, AMERIGROUP Texas, Inc. expanded its Medicare Advantage offerings to the Houston contiguous counties and San Antonio service areas. Additionally, in June 2010, we received approval from CMS to add Fort Worth to our Medicare Advantage service areas and to expand our Medicare Advantage plans to cover traditional Medicare beneficiaries in addition to the existing special needs beneficiaries, effective January 1, 2011. Each of these contracts renew annually and were most recently renewed effective for the 2012 plan year.

In February 2011, AMERIGROUP Texas, Inc. began serving ABD members in the six-county service area surrounding Fort Worth, Texas through a separate expansion contract awarded by the Texas Health and Human Services Commission (“HHSC”). As of December 31, 2011, approximately 27,000 STAR+PLUS members were served by AMERIGROUP Texas, Inc. under this contract, a portion of which were previously our members under an ASO contract that terminated January 31, 2011. We are one of two health plans awarded this expansion contract.

On August 1, 2011, HHSC announced that AMERIGROUP Texas, Inc. was awarded a contract to continue to provide Medicaid managed care services to our existing service areas of Austin, Dallas/Fort Worth, Houston (including the September 1, 2011 expansion into the Beaumont service area) and San Antonio. We will no longer participate in the Corpus Christi area, for which we served approximately 10,000 members as of December 31, 2011. In addition to the existing service areas, on March 1, 2012, we will begin providing Medicaid managed care services in three new service areas: Lubbock, El Paso and in the 164 counties defined by HHSC as the rural service areas. Additionally, we will begin providing prescription drug benefits for all of our Texas members and inpatient hospital services for the STAR+PLUS program. Our new contracts with the state of Texas cover the period from March 1, 2012 through August 31, 2015.

As of December 31, 2011, we had approximately 632,000 members in Texas. We believe that we have the largest Medicaid health plan membership of the four health plans in our Fort Worth market and of the three health plans in our Dallas market, the second largest Medicaid health plan membership of the three health plans in our Austin market, and the third largest Medicaid health plan membership of the six health plans in our Houston market, the five health plans in our Beaumont market and the three health plans in our San Antonio market.

Florida

Our Florida subsidiary, AMERIGROUP Florida, Inc., is licensed as an HMO and became operational in January 2003. The TANF contract expires August 31, 2012 and can be terminated by us upon 120 days notice. Our LTC contract was renewed on September 1, 2011 and expires August 31, 2012. However, either party can terminate the contract upon 60 days notice. Currently, we are in good standing with the Department of Elder Affairs, the agency with regulatory oversight of the LTC program, and have no reason to believe that the contract will not be renewed. The reprocurement of our CHIP contract in 2010 expanded our approved service area to include Sarasota County as of January 1, 2011. The CHIP contract was renewed on October 1, 2011 and expires September 30, 2012. Additionally, effective January 1, 2008, AMERIGROUP Florida, Inc. began operating a Medicare Advantage plan for eligible beneficiaries in Florida under a contract that renews annually and was most recently renewed for the 2012 plan year.

As of December 31, 2011, we had approximately 257,000 members in Florida. Our current service areas include the metropolitan areas of Miami/Fort Lauderdale, Orlando and Tampa covering fourteen counties in Florida. We believe that we have the largest Medicaid health plan membership of the sixteen health plans in our Miami/Fort Lauderdale markets and of the eight health plans in our Tampa market and the second largest Medicaid health plan membership of the five health plans in our Orlando market.

Georgia

Our Georgia subsidiary, AMGP Georgia Managed Care Company, Inc., (“AMGP Georgia”) is licensed as an HMO and became operational in June 2006 in the Atlanta region, and in the North, East and Southeast regions in September 2006. Our TANF and CHIP contract with the state of Georgia was renewed effective July 1, 2011 and will terminate on June 30, 2012, with the state’s option to renew the contract for up to two additional one-year periods. Additionally, effective January 1, 2012, AMGP Georgia began operations as a Medicare Advantage plan for dual eligible beneficiaries in Chatham and Fulton counties under a contract that renews annually.

As of December 31, 2011, we had approximately 256,000 members in Georgia. We believe we have the second largest Medicaid health plan membership of the three health plans in the regions of Georgia in which we operate.

Maryland

Our Maryland subsidiary, AMERIGROUP Maryland, Inc., is licensed as an HMO in Maryland and became operational in June 1999. Our contract with the state of Maryland does not have a set term and can be terminated by the state without prior notice. We can terminate our contract with Maryland by providing the state 90 days prior written notice. Effective January 1, 2007, we began operations as a Medicare Advantage plan for eligible beneficiaries in Maryland, which we expanded as of January 1, 2008 under a contract that renews annually and was most recently renewed for the 2012 plan year. Effective May 1, 2009, we expanded our product line offering to include the Primary Adult Care Program, a basic healthcare program for low income adults.

Our current service areas include 22 of the 24 counties in Maryland. As of December 31, 2011, we had approximately 209,000 members in Maryland. We believe that we have the second largest Medicaid health plan membership of the seven health plans in our Maryland service areas.

Tennessee

Our Tennessee subsidiary, AMERIGROUP Tennessee, Inc., is licensed as an HMO and became operational in April 2007. Our risk contract with the state of Tennessee was recently amended to extend the term of the contract through December 31, 2014 and incorporate terms and conditions and establish incentive payments relating to activities performed through participation in the Federal Money Follows the Person Rebalancing Demonstration Program for LTC recipients. On March 1, 2010, AMERIGROUP Tennessee, Inc. began offering LTC services to existing members through the state’s TennCare CHOICES program. Effective January 1, 2008, AMERIGROUP Tennessee, Inc. began operating a Medicare Advantage plan for eligible beneficiaries in Tennessee under a contract that renews annually and was most recently renewed for the 2012 plan year. Additionally, in June 2010, we received approval from CMS to add Rutherford County to our Medicare Advantage service areas and to expand our Medicare Advantage plans to cover traditional Medicare beneficiaries in addition to the existing special needs beneficiaries, effective January 1, 2011.

As of December 31, 2011, we had approximately 204,000 members in Tennessee. We are one of two health plans in our Tennessee market each of which covers approximately half of the members in the Middle Tennessee region in which we operate.

New Jersey

Our New Jersey subsidiary, AMERIGROUP New Jersey, Inc., is licensed as an HMO and became operational in February 1996 and continues to operate under a contract that was most recently renewed on July 1, 2011 for a one-year period. Additionally, effective January 1, 2008, AMERIGROUP New Jersey, Inc. began operating a Medicare Advantage plan for eligible beneficiaries in New Jersey under a contract that renews annually and was most recently renewed for the 2012 plan year.

On March 1, 2010, AMERIGROUP New Jersey, Inc. completed an acquisition of the Medicaid contract rights and rights under certain provider agreements of University Health Plans, Inc. (“UHP”) for $13.4 million.

On July 1, 2011, AMERIGROUP New Jersey, Inc. renewed its managed care contract with the state of New Jersey Department of Human Services (“NJ DMAHS”) under which we provide managed care services to eligible members of the state’s New Jersey Medicaid/NJ FamilyCare program.

Our current service areas include 20 of the 21 counties in New Jersey. As of December 31, 2011, we had approximately 156,000 members in our New Jersey service areas. We believe that we have the third largest Medicaid health plan membership of the four health plans in our New Jersey service areas.

New York

Our New York subsidiary, AMERIGROUP New York, LLC, formerly known as CarePlus, LLC, is licensed as a PHSP in New York. We acquired this health plan on January 1, 2005. Our current service areas include New York City and Putnam County. The state TANF, ABD and Medicaid expansion contracts had an initial term of three years (through September 30, 2008) and the state Department of Health exercised its option to extend the contract through February 28, 2013. The city TANF contract with the city Department of Health has also been extended through February 28, 2013. Our CHIP contract with the state is a five-year contract for the period January 1, 2008 through December 31, 2012. Our contract with the Department of Health under the Managed Long-Term Care Demonstration project was renewed for a three-year term through December 31, 2009, with the Department exercising its option to extend the contract through December 31, 2011. We anticipate execution of a new contract with the Department of Health for the period beginning January 1, 2012 through December 31, 2016 sometime during the first quarter of 2012. The current contract remains in effect until such time a fully executed contract renewal is received.

In 2010, AMERIGROUP New York, LLC entered into two additional product contracts, each effective January 1, 2010, with the state and city of New York. The Medicaid Advantage Plus contract with the state covers dual eligibles and provides for Medicare cost sharing, limited Medicaid benefits and LTC benefits to eligible members and is effective through December 31, 2011 with an option to renew for three additional one-year terms. The current contract remains in effect until such time a fully executed contract renewal is received. The Medicaid Advantage contract with the city also covers dual eligibles and provides for Medicare cost sharing and limited Medicaid benefits to eligible members and is effective through December 31, 2013 with the option to renew for two additional one-year terms. Additionally, effective January 1, 2008, AMERIGROUP New York, LLC began operating a Medicare Advantage plan for eligible beneficiaries in New York under a contract that renews annually and was most recently renewed for the 2012 plan year.

In addition, effective October 1, 2011, covered benefits under our contracts in New York were expanded to include pharmacy coverage and LTC/dual eligible members are expected to begin to transition to mandatory managed care beginning in 2012 representing a significant change in the operations of our New York health plan.

On October 25, 2011, we signed an agreement to purchase substantially all of the operating assets and contract rights of Health Plus, a PHSP in New York, for $85.0 million. Health Plus currently serves approximately 320,000 members in New York state’s Medicaid, Family Health Plus and Child Health Plus programs, as well as the federal Medicare Advantage program. We intend to fund the purchase price through available cash. The transaction is subject to regulatory approvals and other closing conditions and is expected to close in the first half of 2012, although there can be no assurance as to the timing of consummation of this transaction or that this transaction will be consummated at all.

As of December 31, 2011, we had approximately 110,000 members in New York. We believe we have the ninth largest Medicaid health plan membership of the twenty-one health plans in our New York service areas.

Nevada

Our Nevada subsidiary, AMERIGROUP Nevada, Inc., is licensed as an HMO and began serving TANF and CHIP members in February 2009 under a contract to provide Medicaid managed care services through June 30, 2012 in the urban service areas of Washoe and Clark counties. An amendment to further extend the contract through June 30, 2013, with an additional one-year extension available at the agreement of both parties, is pending execution. As of December 31, 2011, AMERIGROUP Nevada, Inc. served approximately 81,000 members in Nevada. We believe we have the second largest Medicaid health plan membership of the two health plans in our Nevada service areas.

Ohio

Our Ohio subsidiary, AMERIGROUP Ohio, Inc., is licensed as a HIC and began operations in September 2005 in the Cincinnati service area. Through a reprocurement process in early 2006, we were successful in retaining our Cincinnati service area and expanding to the Dayton service area, thereby serving a total of 16 counties in Ohio. In October 2009, AMERIGROUP Ohio, Inc. provided notice of intent to exit the ABD program in the Southeast Region due to the inability to obtain adequate premium rates in that product. The termination was effective as of February 1, 2010 and did not materially affect our results of operations, financial position or cash flows. AMERIGROUP Ohio, Inc. continues to provide services to members in the Southwest and West Central regions for the TANF Medicaid population. Our contract with the state of Ohio expires on June 30, 2012. We anticipate that our contract will be extended through December 31, 2012 and that the state will commence reprocurement activities for a new contract period beginning January 1, 2013.

As of December 31, 2011, AMERIGROUP Ohio, Inc. served approximately 55,000 members in Ohio. We believe we have the third largest Medicaid health plan membership of the four health plans in our Ohio service areas.

Virginia

Our Virginia subsidiary, AMERIGROUP Virginia, Inc., is licensed as an HMO and began operations in September 2005 serving 14 counties and independent cities in Northern Virginia. Our TANF and ABD contract and our CHIP contract, each with the Commonwealth of Virginia, expire on June 30, 2012. We anticipate the Commonwealth of Virginia will renew our contracts effective July 1, 2012. Effective January 1, 2012, AMERIGROUP Virginia, Inc. expanded its service area by 24 cities and counties in the southwest region of the state. As of December 31, 2011, we served approximately 41,000 members in Virginia. We believe we have the second largest Medicaid health plan membership of the two health plans in our Northern Virginia service area.

New Mexico

Our New Mexico subsidiary, AMERIGROUP Community Care of New Mexico, Inc., is licensed as an HMO and began operations in January 2008 as a Medicare Advantage plan for eligible beneficiaries in New Mexico. The Medicare Advantage contract with CMS renews annually and was most recently renewed effective for the 2012 plan year. Additionally, in June 2010, we received approval from CMS to expand our Medicare Advantage plan to cover traditional Medicare beneficiaries in addition to the existing special needs beneficiaries, effective January 1, 2011. In August 2008, we began serving individuals in New Mexico’s Coordination of Long-Term Services (“CoLTS”) program. The CoLTS contract with the state of New Mexico expires June 30, 2012. We anticipate the state will extend our CoLTS contract for an additional one-year term ending June 30, 2013.

Our statewide service area is inclusive of 33 counties organized into five service regions. As of December 31, 2011, we served approximately 23,000 members in New Mexico. We believe we have the largest CoLTS Medicaid health plan membership of the two health plans in our New Mexico service areas.

Employees

As of December 31, 2011, we had approximately 5,100 employees. Our employees are not represented by a union and we have never experienced any work stoppages since our inception. We believe our overall relations with our employees are generally good.

Executive Officers of the Company

Information concerning our executive officers, including their ages and positions as of February 24, 2012 and their previous business experience, is set forth below. Each executive officer holds the office(s) indicated until his or her successor is appointed and qualified.

Name	Age	Position
James G. Carlson	59	Chairman, President and Chief Executive Officer
James W. Truess	46	Executive Vice President and Chief Financial Officer
Richard C. Zoretic	53	Executive Vice President and Chief Operating Officer
John E. Littel	47	Executive Vice President, External Relations
Mary T. McCluskey, M.D.	53	Executive Vice President and Chief Medical Officer
Nicholas J. Pace	41	Executive Vice President, General Counsel and Secretary
Margaret M. Roomsburg	52	Senior Vice President and Chief Accounting Officer
Leon A. Root, Jr.	58	Executive Vice President and Chief Information Officer
Linda K. Whitley-Taylor	48	Executive Vice President, Human Resources

James G. Carlson joined us in April of 2003 and serves as our Chairman, President and Chief Executive Officer. From April 2003 to August 2007, Mr. Carlson was our President and Chief Operating Officer and became Chief Executive Officer in September 2007. He has served on our Board of Directors since July 2007. Mr. Carlson has over 30 years of experience in health insurance, including having served as an Executive Vice President of UnitedHealth Group and President of its UnitedHealthcare business unit, which served more than 10 million members in HMO and preferred provider organization plans nationwide. Mr. Carlson also held a series of positions with increasing responsibility over 17 years with Prudential Financial, Inc.

James W. Truess joined us in July 2006 as Executive Vice President and Chief Financial Officer. Mr. Truess has worked more than 20 years in the managed care industry, including the last 15 years as a chief financial officer. Prior to joining us, from 1997 to 2006, Mr. Truess served as Chief Financial Officer and Treasurer of Group Health Cooperative, a vertically integrated system that provides healthcare coverage to residents of Washington State and North Idaho. Mr. Truess is a CFA charterholder.

Richard C. Zoretic joined us in September of 2003 and has served as our Executive Vice President and Chief Operating Officer since September 2007. From November 2005 to August 2007, he served as Executive Vice President, Health Plan Operations; and from September 2003 to November 2005, Mr. Zoretic was our Chief Marketing Officer. Mr. Zoretic has over 30 years experience in healthcare and insurance, having served as Senior Vice President of Network Operations and Distributions at CIGNA Dental Health. Previously, he served in a variety of leadership positions at UnitedHealthcare, including Regional Operating President of United’s Mid-Atlantic operations and Senior Vice President of Corporate Sales and Marketing. Mr. Zoretic also held a series of positions with increased responsibilities over 13 years with MetLife, Inc.

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

Nicholas J. Pace joined us in 2006 as our Senior Vice President and Deputy General Counsel and has served as our Executive Vice President, General Counsel and Secretary since August 2010. Mr. Pace is licensed to practice law in Virginia and California. Prior to joining the Company, Mr. Pace was Assistant General Counsel with CarMax, Inc., a publicly-traded used vehicle retailer from 2003 to 2006 and, prior to that, a corporate and securities attorney in private practice, including with the law firm of Morrison & Foerster, LLP.

Margaret M. Roomsburg joined us in 1996 and has served as our Senior Vice President and Chief Accounting Officer since February 1, 2007. Previously, Ms. Roomsburg served as our Controller. Ms. Roomsburg has over 30 years of experience in accounting and finance. Prior to joining us, Ms. Roomsburg was the Director of Finance for Value Options, Inc. Ms. Roomsburg is a certified public accountant.

Leon A. Root, Jr. joined us in May 2002 as our Senior Vice President and Chief Technology Officer and has served as our Executive Vice President and Chief Information Officer since June 2003. Prior to joining us, Mr. Root served as Chief Information Officer at Medunite, Inc., a private e-commerce company founded by Aetna Inc., Cigna Corp., PacifiCare Health Systems and five other national managed care companies. Mr. Root has over 25 years of experience in Information Technology. During 2011, Mr. Root announced his retirement, which will become effective in the first quarter of 2013.

Linda K. Whitley-Taylor joined us in January 2008 and serves as our Executive Vice President, Human Resources. Prior to joining us, Ms. Whitley-Taylor was Senior Vice President, Human Resources Operations with Genworth Financial, Inc., a leading global financial security company and former division of General Electric, where she was employed for 19 years.

Available Information

We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet world wide web site that contains reports, proxy and information statements, and other information about issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. We make available free of charge on or through our website at www.amerigroupcorp.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, as well as, among other things, our Corporate Governance Principles, our Audit and Finance, Compensation and Organizational Management, and Nominating and Corporate Governance charters and our Code of Business Conduct and Ethics. Further, we will provide without charge, upon written request, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Requests for copies should be addressed to Investor Relations, AMERIGROUP Corporation, 4425 Corporation Lane, Virginia Beach, Virginia 23462.

In accordance with New York Stock Exchange (“NYSE”) Rules, on May 31, 2011, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Item	1A. Risk Factors

RISK FACTORS

Risks related to our business

Our inability to manage medical costs effectively could reduce our profitability.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. Changes in healthcare regulations and practices, level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, pandemics, such as the H1N1 virus in 2009, new medical technologies and other external factors, including general economic conditions such as inflation levels or natural disasters, are beyond our control and could reduce our ability to predict and effectively control the costs of healthcare services. Although we attempt to manage medical costs through a variety of techniques, including various payment methods to PCPs and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, and our information systems and reinsurance arrangements, we may not be able to manage costs effectively in the future. In addition, new products or new markets, such as our expansion in Fort Worth, Texas to offer managed care services to ABD members in 2011 and our further planned expansion into Louisiana, Washington and in Texas, among others, in 2012, could pose new and unexpected challenges to effectively manage medical costs. It is possible that there could be an increase in the volume or value of appeals for claims previously denied and claims previously paid to out-of-network providers could be appealed and subsequently reprocessed at higher amounts. This would result in an adjustment to health benefits expense. If our costs for medical services increase, our profits could be reduced, or we may not remain profitable.

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

Our health benefits expense includes estimates of the cost of claims for services rendered to our members that are yet to be received, or incurred but not reported (“IBNR”), including claims that have been received but not yet processed through our claims system. We estimate our IBNR health benefits expense based on a number of factors, including authorization data, prior claims experience, maturity of markets, complexity and mix of products and stability of provider networks. Adjustments, if necessary, are made to health benefits expense in the period during which the actual claim costs are ultimately determined or when underlying assumptions or factors used to estimate IBNR change. We cannot be sure that our current or future IBNR estimates are adequate or that any further adjustments to such IBNR estimates will not significantly harm or benefit our results of operations. Further, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the impact on our results of operations. Though we employ substantial efforts to estimate our IBNR at each reporting date, we can give no assurance that the ultimate results will not materially differ from our estimates resulting in a material increase or decrease in our health benefits expense in the period such difference is determined. New products or new markets, such as our recent and planned expansions in the Louisiana, Washington and Texas markets, significant volatility in membership enrollment and healthcare service utilization patterns, or significant changes in the speed at which claims are paid or the accuracy of claims processing, could pose new and unexpected challenges to effectively predict health benefits expense.

We derive a majority of our premium revenues and net income from a small number of states, in particular, the state of Texas, and if we fail to retain our contracts in those states, or if the conditions in those states change, our business and results of operations may suffer.

We earn substantially all of our revenues by serving members who receive healthcare benefits through contracts with government agencies in the jurisdictions in which we operate. For the year ended December 31,

2011, our Texas contract represented approximately 22% of our premium revenues and our Tennessee, Georgia and Maryland contracts represented approximately 14%, 12% and 11% of our premium revenues, respectively. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly as a result of significant premium rate reductions, a loss or modification of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic or pandemic, or an unexpected increase in medical service utilization, general economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we currently operate, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, or results of operations.

Some of our contracts are subject to a re-bidding or re-application process. For example, the Georgia Department of Community Health (“GA DCH”) expects to begin reprocurement of its entire managed care program in the state of Georgia in 2012. If we lost a contract through the re-bidding process, or if an increased number of competitors were awarded contracts in a specific market, our financial position, results of operations or cash flows in future periods could be materially and adversely affected.

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

Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract and we are obligated during the contract period to facilitate access to healthcare services as established by the state governments. We have less control over costs related to the provision of healthcare services than we do over our selling, general and administrative expenses. Historically, our reported expenses related to health benefits as a percentage of premium revenue have fluctuated. For example, our expenses related to health benefits were 83.7%, 81.6% and 85.4% of our premium revenue for the years ended December 31, 2011, 2010 and 2009, respectively. If health benefits expense increases at a higher rate than premium increases, our results of operations would be impacted negatively. In addition, if there is a significant delay in premium rate increases provided by states to offset increasing health benefits expense, our financial position, results of operations and cash flows could be negatively impacted.

Premiums are generally contractually payable to us before or during the month for which we are obligated to provide services to our members. Our cash flow is negatively impacted if premium payments are not made according to contract terms. Despite any delays in premium payments, our contracts require that we pay claims for medical services within certain time frames which would require that we remit payments to providers for services in advance of receipts from the government agencies if such receipts are delayed. In general, we believe we will be able to collect any delayed premiums; however, if these delays occur in a significant market for an extended period of time or in more than one market that in the aggregate are significant to our consolidated business, our liquidity could be materially adversely affected. For example, we anticipate a delay in the timing of premium payments to our Georgia health plan from GA DCH during the first quarter of 2012, or longer, that may impact a significant portion of the premium payments owed to us for the affected period. If this anticipated delay continues for an extended period of time, our liquidity could be materially adversely affected.

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

Although we believe we are in substantial compliance with applicable healthcare laws, we can give no assurances that we will not be subject to federal False Claims Act suits in the future. Any violations of any applicable fraud and abuse laws or any federal False Claims Act suit against us could have a material adverse effect on our financial position, results of operations and cash flows.

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

Most of our revenues come from state government Medicaid premiums. The base premium rate paid by each state differs depending on a combination of various factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility category. Future levels of Medicaid premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and federal budgetary constraints. Although it is not clear that there is legislative support for any of the proposals, recent budget proposals for 2012 have suggested federal cuts to Medicaid funding (i.e. through block grants, modifications to the formula that calculates the FMAP and other means) by as much as $1 trillion over 10 years. Changes to Medicaid programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under such programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid. We believe that additional reductions in Medicaid payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation in the event of the unavailability of state funds. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required.

State governments generally are experiencing tight budgetary conditions within their Medicaid programs. Macroeconomic conditions in recent years have, and are expected to continue to, put pressure on state budgets as the Medicaid eligible population increases, creating more need and competing for funding with other state budget items. We anticipate this will require government agencies with which we contract to find funding alternatives, which may result in reductions in funding for current programs and program expansions, contraction of covered benefits, limited or no premium rate increases or premium decreases or changes in timing of premium payments. If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our revenues and operating results.

Additionally, a portion of our premium revenues comes from CMS through our Medicare Advantage contracts. As a consequence, our Medicare Advantage plans are dependent on federal government funding levels. The premium rates paid to Medicare health plans are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories and the member’s risk scores. The Affordable Care Act included significant cuts in payments to Medicare Advantage plans and restructured payments to Medicare Advantage plans by setting payments to different percentages of Medicare fee-for-service rates. The Affordable Care Act also froze 2011 benchmark rates at 2010 levels so that in 2011, Medicare Advantage plans did not receive rate increases to account for recent healthcare cost increases or Medicare physician payment increases enacted since the implementation of 2010 Medicare Advantage benchmarks. Phase-in for this revised payment schedule will last for three years for plans in most areas, and last as long as four to six years for plans in other areas.

Through a combination of the Affordable Care Act and a CMS Demonstration Project, beginning in 2012, Medicare Advantage plans can earn a bonus payment if the plan receives three or more stars (based on that year’s applicable current five-star quality rating system for Medicare Advantage plans). Under proposed regulations that may become effective, beginning with the 2013 star rating, plans that receive fewer than three stars in three consecutive years may be terminated from the Medicare Advantage program and will not be eligible to participate in the program again for 38 months. As of December 31, 2011, one of our seven Medicare Advantage plans had not received star ratings and the remaining six plans had received ratings of 2.5 out of five stars. Although we have implemented initiatives to improve the star ratings of the plans that have received them to at least three out of five stars, there can be no assurance that we will be successful in improving the star ratings for any or all of our Medicare Advantage plans.

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

Our profitability depends, in large part, upon our ability to contract on favorable terms with hospitals, physicians and other healthcare providers. Our provider arrangements with our primary care physicians and specialists usually are for two-year periods and automatically renew for successive one-year terms, subject to termination by us for cause based on provider conduct or other appropriate reasons. The contracts generally may be canceled by either party without cause upon 60 to 120 days prior written notice. Our contracts with hospitals are usually for two-year periods and automatically renew for successive one-year periods, subject to termination for cause due to provider misconduct or other appropriate reasons. Generally, our hospital contracts may be canceled by either party without cause on 60 to 120 days prior written notice. There can be no assurance that we will be able to continue to renew such contracts or enter into new contracts enabling us to service our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our providers, we may be unable to enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts, or enter into new provider contracts timely or on favorable terms, our profitability could be adversely affected. In some markets, certain providers, particularly hospitals, physician/hospital organizations and some specialists, may have significant market positions. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts to themselves, our profitability could be adversely affected.

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

Our inability to integrate, manage, secure and grow our information systems effectively could disrupt our operations.

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, monitoring utilization and other cost factors, processing provider claims and providing data to our regulators. Our providers also depend upon our information systems for membership verifications, claims status and other information.

We operate our markets through integrated information technology systems for our financial, claims, customer service, care management, encounter management and sales/marketing systems. The ability to capture, process, enable local access to data and translate it into meaningful information is essential to our ability to operate across a multi-state service area in a cost efficient manner. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, any acquisition activity requires migrations to our platform and the integration of, various information systems. We are continually upgrading and expanding our information systems capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly maintain, secure or expand our information systems, we could suffer, among other things, from operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses.

Due to our significant dependence on our information systems, there is a risk that a cyber attack or security breach could have a material adverse effect on our operations and negatively impact our financial position and results of operations. Our information systems are subject to attack, damage or unauthorized access from external or internal sources. Such an attack could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation. Moreover, a cyber attack could result in litigation or governmental enforcement actions. Although we have measures in place to protect our information systems, there can be no assurance that a cyber incident will not have a material adverse effect on our operations or financial position.

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

Historically, acquisitions, including the acquisition of publicly funded program contract rights and related assets of other health plans, both in our existing service areas and in new markets, have been a significant factor in our growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that acquisitions similar in nature to those we have historically executed, or other acquisitions we may consider, will continue to contribute to our growth strategy. Many of the other potential purchasers of these assets have greater financial resources than we have. Furthermore, many of the sellers are interested in either (i) selling, along with their publicly funded program assets, other assets in which we do not have an interest; or (ii) selling their companies, including their liabilities, as opposed to just the assets of the ongoing business. Therefore, we cannot be sure that we will be able to complete acquisitions on terms favorable to us or that we can obtain the necessary financing for these acquisitions, particularly if the credit environment were to experience similar volatility and disruption to that experienced in the recent recession.

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

In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate our acquisitions with our existing operations. This may include the integration of:

•	additional employees who are not familiar with our operations;

•	existing provider networks, which may operate on different terms than our existing networks;

•	existing members, who may decide to switch to another health plan; and

•	disparate information and record keeping systems.

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

In the normal course of business, we are involved in legal proceedings and, from time-to-time, we may be subject to additional legal claims of a non-routine nature. We may suffer an unfavorable outcome as a result of one or more claims, resulting in the depletion of capital to pay defense costs or the costs associated with any resolution of such matters. Depending on the costs of litigation and the amount and timing of any unfavorable resolution of claims against us, our financial position, results of operations or liquidity could be materially adversely affected.

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

Our business is extensively regulated by the states in which we operate and by the federal government. These laws and regulations are generally intended to benefit and protect providers and health plan members rather than us and our stockholders. Changes in existing laws and rules, the enactment of new laws and rules and changing interpretations of these laws and rules could, among other things:

•	force us to change how we do business;

•	restrict revenue and enrollment growth;

•	increase our health benefits and administrative costs;

•	impose additional capital requirements; and

•	increase or change our claims liability.

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

There are numerous steps required to implement the Affordable Care Act, including promulgating a substantial number of new regulations that may affect our business significantly. A number of federal regulations have been proposed for public comment by a handful of federal agencies, but these proposals have raised additional issues and uncertainties that will need to be addressed in additional regulations yet to be proposed or in the final version of the proposed regulations eventually adopted. Further, there has been resistance to expansion at the state level, largely due to the budgetary pressures faced by the states. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the federal or state level, or the effect that any future legislation or regulations or the pending litigation challenging the Affordable Care Act, will have on our business or our growth opportunities. There is also considerable uncertainty regarding the impact of the Affordable Care Act and the other reforms on the health insurance market as a whole. In addition, we cannot predict our competitors’ reactions to the changes. A number of states have challenged the constitutionality of certain provisions of the Affordable Care Act, and many of these challenges are still pending final adjudication in several jurisdictions. There have been several federal lawsuits challenging the constitutionality of the Affordable Care Act, and various federal appeals courts have reached inconsistent decisions on constitutionality. The parties in those suits have sought review by the U.S. Supreme Court which has agreed to hear arguments in March of 2012. Congress has also proposed a number of legislative initiatives, including possible repeal of the Affordable Care Act. Although we believe the Affordable Care Act will provide us with significant opportunity for growth, the enacted reforms, as well as future regulations, legislative changes and judicial decisions, may in fact have a material adverse effect on our financial position, results of operations or cash flows. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our business may also be materially adversely affected.

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

Our operations are conducted through our wholly-owned subsidiaries, which include HMOs, HICs, an A&H and a PHSP. HMOs, HICs, A&Hs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital and the maintenance of certain financial ratios (which are referred to as risk based capital requirements), as defined by each state. Certain states also require performance bonds or letters of credit from our subsidiaries. Additionally, state regulatory agencies may require, at their discretion, individual regulated entities to maintain statutory capital levels higher than the minimum capital and surplus levels under state regulations. If this were to occur or other requirements change for one of our subsidiaries, we may be required to make additional capital contributions to the affected subsidiary. Any additional capital contribution made to one of the affected subsidiaries could have a material adverse effect on our liquidity and our ability to grow.

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

The DRA requires all entities that receive $5.0 million or more in annual Medicaid funds to establish specific written policies for their employees, contractors, and agents regarding various false claims-related laws and whistleblower protections under such laws as well as provisions regarding their policies and procedures for detecting and preventing fraud, waste and abuse. These requirements are conditions of receiving all future payments under the Medicaid program. We believe that we have made appropriate efforts to meet the requirements of the compliance provisions of the DRA. However, if it is determined that we have not met the requirements appropriately, we could be subject to civil penalties and/or be barred from receiving future payments under the Medicaid programs in the states in which we operate thereby materially adversely affecting our business, results of operations and financial condition.

HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse, including a whistleblower program. Further, HIPAA imposes civil and criminal penalties for failure to comply with the privacy and security standards set forth in the regulation. The Affordable Care Act created additional tools for fraud prevention, including increased oversight of providers and suppliers participating or enrolling in Medicare, Medicaid and CHIP. Those enhancements included mandatory licensure for all providers and site visits, fingerprinting and criminal background checks for higher risk providers. On September 23, 2010, CMS issued proposed regulations designed to implement these requirements. It is not clear at this time the degree to which managed care providers would have to comply with these new requirements.

The HITECH Act, one part of the ARRA, modified certain provisions of HIPAA by, among other things, extending the privacy and security provisions to business associates, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions and increasing penalties for violations. The HHS, as required by the HITECH Act, has issued the HITECH Breach Notification Interim Final Rule. The various requirements of the HITECH Act and the HITECH Breach Notification Interim Final Rule have different compliance dates, some of which have passed and some of which will occur in the future. With respect to those requirements whose compliance dates have passed, we believe that we are in compliance with these provisions. With respect to those requirements whose compliance dates are in the future, we are reviewing our current practices and identifying those which may be impacted by upcoming regulations. It is our intention to implement these new requirements on or before the applicable compliance dates.

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

HHS has released rules pursuant to HIPAA which mandate the use of standard formats in electronic healthcare transactions. HHS also has published rules requiring the use of standardized code sets and unique identifiers for providers. These new standardized code sets, known as International Classification of Diseases, 10th Edition, or ICD-10, will require substantial investments from healthcare organizations, including us. While use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our financial position, results of operations or cash flows. However, these changes may result in errors and otherwise negatively impact our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide appropriate codes for services provided as a result of the new coding set, we may be unable to process payments to providers properly or efficiently creating difficulties in adequately estimating our claims liability and negatively impacting our ability to be reimbursed, or adequately reimbursed through our premium rates, for such services. The federal government initially established October 2013 as the deadline by which healthcare organizations, including health insurers, would be required to comply with ICD-10 but on February 16, 2012 HHS announced its intent to delay the deadline to an undetermined future date.

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

Maintaining the broad array of processes, policies, and procedures necessary to comply with the Corporate Integrity Agreement is expected to continue to require a significant portion of management’s attention as well as the application of significant resources. Failing to meet the Corporate Integrity Agreement obligations could have material adverse consequences for us including monetary penalties for each instance of non-compliance. In addition, in the event of an uncured material breach or deliberate violation of the Corporate Integrity Agreement, we could be excluded from participation in federal healthcare programs and/or subject to prosecution, which could significantly harm our results of operations, liquidity and financial results.

Risks Related to Our Financial Condition

Ineffective management of rapid growth or our inability to grow could negatively affect our results of operations, financial condition and business.

We have experienced rapid growth. In 2001, we had $877.3 million of premium revenue. In 2011, we had $6.3 billion in premium revenue. This increase represents a compounded annual growth rate of 21.8%. For the year ended December 31, 2011 premium revenue increased 9.0% to $6.3 billion versus $5.8 billion for the year ended December 31, 2010. Depending on acquisitions and other opportunities, as well as macroeconomic conditions that affect membership such as those conditions experienced recently and the opportunity for growth created under the Affordable Care Act, we expect to continue to grow rapidly. Continued growth could place a significant strain on our management and on other resources, and increased capital requirements of subsidiaries may require additional capital contributions which could impact our liquidity. We anticipate that continued growth, if any, will require us to continue to recruit, hire, train and retain a substantial number of new and highly skilled medical, administrative, information technology, finance and other support personnel. Our ability to compete effectively depends upon our ability to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we continue to experience rapid growth, our personnel, systems, procedures and controls may be inadequate to support our operations, and our management may fail to anticipate adequately all demands that growth will place on our resources. In addition, due to the initial costs incurred upon the acquisition of new businesses, rapid growth could adversely affect our short-term profitability. Our inability to manage growth effectively or our inability to grow could have a negative impact on our business, operating results and financial condition.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

As of December 31, 2011, we had $659.9 million in aggregate principal amount of total indebtedness outstanding, including $400.0 million outstanding in aggregate principal amount of our 7.5% Senior Notes due November 15, 2019 (“7.5% Senior Notes”) and $259.9 million in aggregate principal amount of our 2.0% Convertible Senior Notes due May 15, 2012 (“2.0% Convertible Senior Notes”), which we plan to repay at or before May 15, 2012, including interest accrued thereon, using a portion of the proceeds from the offering of our 7.5% Senior Notes. Additionally, on January 18, 2012, we issued an additional $75.0 million aggregate principal amount of our 7.5% Senior Notes. The additional $75.0 million in principal was issued at a premium of 103.75%. Following the issuance of the additional notes, the aggregate principal amount of our 7.5% Senior Notes outstanding was $475.0 million. Our debt service obligation on our 7.5% Senior Notes, including the issuance of the additional notes, is approximately $36.0 million per year in cash interest payments. Our ability to make scheduled payments on, or to refinance our debt obligations other than those related to our 2.0% Convertible Senior Notes, depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. We cannot assure you that our business will generate sufficient cash flow from operations, or that financing sources will be available to us in amounts sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture that governs the 7.5% Senior Notes may restrict us from adopting some or all of these alternatives.

Restrictive covenants in our debt instruments may limit our operating flexibility. Our failure to comply with these covenants could result in defaults under our indenture and future debt instruments even though we may be able to meet our debt service obligations.

The indenture governing our 7.5% Senior Notes and any debt instruments we enter into in the future may impose significant operating and financial restrictions on us. The restrictions in the indenture governing the 7.5% Senior Notes significantly limit, among other things, our ability to incur additional indebtedness, pay dividends or make other distributions or payments, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, create certain liens and engage in certain types of mergers or acquisitions. Our future debt instruments may have similar or more restrictive covenants. These restrictions could limit our ability to obtain future financings, withstand a future downturn in our business or the economy in general, or otherwise take advantage of business opportunities that may arise. If we fail to comply with these restrictions, the noteholders or lenders under any debt instrument could declare a default under the terms of the relevant indebtedness even though we are able to meet debt service obligations and, because of cross-default and cross-acceleration provisions in our debt instruments, all of our debt could become immediately due and payable. We cannot assure you that we would have sufficient funds available, or that we would have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, we cannot assure you that the terms would be favorable to us. As a result, any event of default could have a material adverse effect on our business and financial condition, and could prevent us from paying amounts due under our 7.5% Senior Notes.

Our investment portfolio may suffer losses from reductions in market interest rates and fluctuations in fixed income securities which could materially adversely affect our results of operations or liquidity.

As of December 31, 2011, we had total cash and investments of $2.2 billion. The following table shows the types, percentages and average Standard and Poor’s (“S&P”) ratings of our holdings within our investment portfolio at December 31, 2011:

	Portfolio	Average S&P
	Percentage	Rating
Auction rate securities	0.5%	AAA
Cash, bank deposits and commercial paper	9.4%	AAA
Certificates of deposit	10.2%	AAA
Corporate bonds	25.9%	A
Debt securities of government sponsored entities and U.S. Treasury securities	14.5%	AA+
Equity index funds	1.9%	*
Money market funds	19.2%	AAA
Municipal bonds	18.4%	AA+

	100.0%	AA

*	Not applicable.

Our investment portfolio generated approximately $16.5 million, $17.2 million and $22.4 million of pre-tax income for the years ended December 31, 2011, 2010 and 2009, respectively. The performance of our investment portfolio is primarily interest rate driven, and consequently, changes in interest rates affect our returns on, and the fair value of our portfolio. This factor or any disruptions in the credit markets could materially adversely affect our financial position, results of operations or cash flows in future periods.

The value of our investments is influenced by varying economic and market conditions and a decrease in value could have an adverse effect on our financial position, results of operations, or cash flows.

Our investment portfolio is comprised of investments classified as available-for-sale. Available-for-sale investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of stockholders’ equity. If a security experiences a decline in value and we intend to sell such security prior to maturity, or if it is likely that we will be required to sell such security prior to maturity, the security is deemed to be other-than-temporarily impaired and it is written down to fair value through a charge to earnings.

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

The economic environment and periodic volatility of the securities markets increases the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the year ended December 31, 2011, we did not record any charges for other-than-temporary impairment of our available-for-sale securities. Over time, the economic and market environment could deteriorate or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines to be recorded as an expense. Given the variability in market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods which could have an adverse effect on our financial position, results of operations, or cash flows.

Adverse credit market conditions may have a material adverse affect on our liquidity or our ability to obtain credit on acceptable terms.

The financial markets have experienced periods of volatility and disruption. Future volatility and disruption is possible and unpredictable. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, such as the principal of our 7.5% Senior Notes, pay capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significantly higher than in past periods depending on the market conditions and our financial position at the time we pursue additional financing.

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

On February 2, 2012, we reached an agreement in principle with the plaintiffs to settle the litigation. The anticipated settlement, which is reflected in our audited Consolidated Financial Statements for the year ended December 31, 2011, did not have a material impact on our financial position, results of operations or cash flows. The terms of the final settlement are subject to court approval and there can be no assurance that the court will approve such settlement.

Other Litigation

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

Our common stock is listed on the NYSE under the symbol “AGP”. The following table sets forth the range of high and low sales prices for our common stock for the period indicated.

2011	High	Low
First quarter	$64.35	$44.03
Second quarter	71.71	60.40
Third quarter	75.74	39.01
Fourth quarter	61.27	37.57

2010	High	Low
First quarter	$34.52	$24.13
Second quarter	37.74	32.38
Third quarter	42.68	30.48
Fourth quarter	46.67	40.28

On February 21, 2012, the last reported sales price of our common stock was $70.17 per share as reported on the NYSE. As of February 21, 2012, we had 52 shareholders of record.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operation of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is dependent on receiving cash dividends from our subsidiaries and is limited by the terms of the indenture governing our 7.5% Senior Notes. State insurance regulations also limit the ability of our subsidiaries to pay dividends to us.

Under the authorization of our Board of Directors, we maintain an ongoing share repurchase program that allows us to repurchase shares of the Company’s common stock. On August 4, 2011, the Board of Directors authorized a $250.0 million increase to the share repurchase program, bringing the total authorization to $650.0 million. The $650.0 million authorization is for repurchases made from and after August 5, 2009. Pursuant to this ongoing share repurchase program, we repurchased 3,339,468, 3,748,669 and 2,713,567 shares of our common stock and placed them into treasury during the years ended December 31, 2011, 2010 and 2009, respectively, at an aggregate cost of $175.7 million, $138.5 million and $69.8 million, respectively. As of December 31, 2011, we had remaining authorization to purchase up to an additional $298.6 million of common stock under the repurchase program. Stock repurchases may be made from time-to-time in the open market or in privately negotiated transactions and will be funded from unrestricted cash. We have in the past and may in the future adopt written plans pursuant to Rule 10b5-1 of the Exchange Act to effect the repurchase of a portion of shares authorized. The number of shares repurchased and the timing of the repurchases are based on the level of available cash and other factors, including market conditions, the terms of any applicable Rule 10b5-1 plans, and self-imposed blackout periods. There can be no assurances as to the exact number or aggregate value of shares that will be repurchased. The repurchase program may be suspended or discontinued at any time or from time-to-time without prior notice.

Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the period from December 31, 2006 to December 31, 2011. The graph assumes an initial investment of $100.00 in the Company’s common stock and in each of the indices and includes the reinvestment of dividends paid, if any.

The Current Year Peers index consists of Aetna Inc. (AET), Centene Corp. (CNC), Cigna Corp. (CI), Coventry Health Care Inc. (CVH), Health Net Inc. (HNT), HealthSpring Inc. (HS), Humana Inc. (HUM), Magellan Health Services Inc. (MGLN), Molina Healthcare Inc. (MOH), Unitedhealth Group Inc. (UNH), Universal American Corp. (UAM), Wellcare Health Plans Inc. (WCG), and WellPoint Inc. (WLP). We revised the peer group index to exclude Metropolitan Health Networks Inc. (MDF) in the current year because their business model and size are not comparable to our business model and size and we believe the Current Year Peers index, as revised, better reflects the group of companies to which the investment community compares our performance.

In calculating the cumulative total stockholder return of the peer group index, the returns of each of the peer group companies have been weighted according to their relative stock market capitalizations. As reflected in the performance graph below, the revision of our peer group index in 2011 did not have a material impact on the calculation of the cumulative total stockholder return of the peer group index.

	Value of $100 Invested Over Past 5 Years
	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
AMERIGROUP Corporation	$100.00	$101.56	$82.25	$75.12	$122.37	$164.61
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
Current Year Peers	100.00	114.18	51.47	66.17	72.78	98.43
Prior Year Peers	100.00	114.16	51.47	66.17	72.85	98.55

Proceeds of Equity Securities by the Issuer and Affiliated Purchasers

Set forth below is information regarding our stock repurchases during the three months ended December 31, 2011:

Period	Total Number of Shares (or Units) Purchased (#)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1) (#)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2) ($)
October 1 — October 31, 2011	280,236	43.69	280,236	304,845,649
November 1 — November 30, 2011	110,420	56.66	110,420	298,589,065
December 1 — December 31, 2011(3)	47,892	56.96	—	298,589,065

Total	438,548	48.41	390,656	298,589,065

(1)	Shares purchased during the first two months of the fourth quarter of 2011 were purchased as part of our existing authorized share repurchase program pursuant to Rule 10b5-1 of the Exchange Act as well as in open market purchases as permitted by Rule 10b5-18 of the Exchange Act. On November 18, 2011, we entered into a trading plan in accordance with Rule 10b5-1 of the Exchange Act, to facilitate repurchases of our common stock pursuant to our share repurchase program (the “Rule 10b5-1 plan”). The Rule 10b5-1 plan effectively terminated the previous Rule 10b5-1 plan and became effective on February 22, 2012 and expires on February 22, 2014, unless terminated earlier in accordance with its terms.
(2)	On August 4, 2011, our Board of Directors authorized a $250.0 million increase to the share repurchase program, bringing the total authorization to $650.0 million. The $650.0 million authorization is for repurchases made from and after August 5, 2009. No duration has been placed on the repurchase program and we reserve the right to discontinue the repurchase program at any time.
(3)	Our 2009 Equity Incentive Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During December 2011, certain employees elected to tender a total of 47,892 shares to the Company in payment of related withholding taxes upon vesting of restricted stock.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Selected financial data as of and for each of the years in the five-year period ended December 31, 2011 has been adjusted to reflect the changes resulting from adoption of new guidance related to convertible debt instruments effective January 1, 2009 and are derived from our audited Consolidated Financial Statements, which have been audited by KPMG LLP, independent registered public accounting firm. (See Note 9 to our audited Consolidated Financial Statements as of and for the year ended December 31, 2011 included in Item 8. of this Form 10-K.)

		Years Ended December 31,
	2011	2010	2009	2008	2007
		(Dollars in thousands, except for per share data)
Statement of Operations Data:
Revenues:
Premium	$6,301,425	$5,783,458	$5,158,989	$4,366,359	$3,835,454
Investment income and other	16,969	22,843	29,081	71,383	73,320

Total revenues	6,318,394	5,806,301	5,188,070	4,437,742	3,908,774

Expenses:
Health benefits	5,272,259	4,722,106	4,407,273	3,618,261	3,216,070
Selling, general and administrative	514,804	452,069	394,089	435,876	377,026
Premium tax	163,566	143,896	134,277	93,757	85,218
Depreciation and amortization	37,369	35,048	34,746	37,385	31,604
Litigation settlement(1)	—	—	—	234,205	—
Interest	20,550	16,011	16,266	20,514	18,962

Total expenses	6,008,548	5,369,130	4,986,651	4,439,998	3,728,880

Income (loss) before income taxes	309,846	437,171	201,419	(2,256)	179,894
Income tax expense(2)	114,225	163,800	52,140	54,350	67,667

Net income (loss)	$195,621	$273,371	$149,279	$(56,606)	$112,227

Basic net income (loss) per share	$4.10	$5.52	$2.89	$(1.07)	$2.13

Weighted average number of common shares outstanding.	47,731,265	49,522,202	51,647,267	52,816,674	52,595,503

Diluted net income (loss) per share	$3.82	$5.40	$2.85	$(1.07)	$2.08

Weighted average number of common shares and dilutive potential common shares outstanding	51,163,108	50,608,008	52,309,268	52,816,674	53,845,829

(1)	On August 13, 2008, we settled a qui tam litigation in the amount of $234.2 million, which included $9.2 million to the relator for legal fees, relating to certain marketing practices of our former Illinois health plan without any admission of wrong-doing by us, our subsidiaries or affiliates.
(2)	At December 31, 2008, the estimated tax benefit associated with the qui tam litigation settlement payment was approximately $34.6 million. In 2009, we recorded an additional $22.4 million tax benefit regarding the tax treatment of the qui tam litigation settlement through a pre-filing agreement with the Internal Revenue Service. We do not anticipate that there will be any further material changes to the tax benefit associated with this litigation settlement in future periods.

	December 31,
	2011	2010	2009	2008	2007
		(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents and short- and long-term investments	$2,059,284	$1,633,118	$1,354,634	$1,337,423	$1,067,294
Total assets	2,801,348	2,283,388	1,999,634	1,955,667	2,076,546
Claims payable	573,448	510,675	529,036	536,107	541,173
Long-term debt, including current portion	656,995	245,750	235,104	269,462	345,179
Total liabilities	1,516,829	1,117,751	1,015,190	1,083,008	1,134,652
Stockholders’ equity	1,284,519	1,165,637	984,444	872,659	941,894

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a multi-state managed healthcare company focused on serving people who receive healthcare benefits through publicly funded healthcare programs, including Medicaid, Children’s Health Insurance Program (“CHIP”), Medicaid expansion programs and Medicare Advantage. We operate in one business segment with a single line of business. We were founded in December 1994 with the objective of becoming the leading managed care organization in the U.S. focused on serving people who receive these types of benefits. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and the government agencies with whom we contract because of our focus solely on recipients of publicly funded healthcare, medical management programs and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to healthcare benefits pursuant to agreements with applicable state and federal government agencies. We combine medical, social and behavioral health services to help our members obtain quality healthcare in an efficient manner. Our success in establishing and maintaining strong relationships with government agencies, providers and members has enabled us to retain existing contracts, obtain new contracts and establish and maintain a leading market position in many of the markets we serve. We continue to believe that managed healthcare remains the only proven mechanism that improves health outcomes for our members while helping our government customers manage the fiscal viability of their healthcare programs. We are dedicated to offering real solutions that improve healthcare access and quality for our members, while proactively working to reduce the overall cost of care to taxpayers.

Summary Highlights for the Year Ended December 31, 2011

•	Membership increase of 93,000 members, or 4.8%, to 2,024,000 members as of December 31, 2011 compared to 1,931,000 members as of December 31, 2010;

•	Total revenues of $6.3 billion, an 8.8% increase over the year ended December 31, 2010;

•	Health benefits ratio (“HBR”) of 83.7% of premium revenues for the year ended December 31, 2011 compared to 81.6% for the year ended December 31, 2010;

•	Selling, general and administrative expense (“SG&A”) ratio of 8.1% of total revenues for the year ended December 31, 2011 compared to 7.8% for the year ended December 31, 2010;

•	Cash provided by operations of $208.0 million for the year ended December 31, 2011;

•	Unregulated cash and investments of $724.8 million as of December 31, 2011;

•	On February 1, 2011 we began providing managed healthcare services to STAR+PLUS members under an expansion contract in the six-county service area surrounding Fort Worth, Texas;

•

On July 25, 2011, the Louisiana Department of Health and Hospitals announced that we were one of five managed care organizations selected through a competitive procurement to offer healthcare coverage to Medicaid recipients in Louisiana through our Louisiana health plan where we began serving, in the first of three regions covered under our contract, approximately 45,000 members on February 1, 2012;

•

On August 1, 2011, the Texas Health and Human Services Commission (“HHSC”) announced that we won our bid to expand our business in Texas through a state-wide competitive bidding process. Pending final contract negotiations, we anticipate beginning operations for the new business in early 2012;

•

On October 25, 2011, we signed an agreement to purchase substantially all of the operating assets and contract rights of Health Plus, a prepaid health services plan (“PHSP”) in New York, for $85.0 million;

•

On November 16, 2011, we issued $400.0 million in aggregate principal amount of 7.5% Senior Notes due on November 15, 2019. We completed a follow-on issuance of $75.0 million of aggregate principal amount of 7.5% Senior Notes at a premium of 103.75% on January 18, 2012; and

•

On January 18, 2012, the Washington State Health Care Authority announced that we were one of five managed care organizations selected through a competitive procurement to offer healthcare coverage to Temporary Assistance for Needy Families (“TANF”), CHIP and seniors and people with disabilities who are not eligible for Medicare through our Washington health plan. Additionally, we will participate in the state’s Basic Health program.

Our results for the year ended December 31, 2011 compared to the prior year reflect the impact of modest membership growth. Additionally the increase in premium revenue reflects a contract award through competitive procurement to expand healthcare coverage to seniors and people with disabilities in the six-county service area surrounding Fort Worth, Texas, which began on February 1, 2011, as well as the impact of premium rate changes from the prior year, in connection with annual contract renewals. The increase in premium revenue for the year ended December 31, 2011 also reflects the impact of a full period of a benefit expansion to provide long-term care (“LTC”) services to eligible members in Tennessee, which began in March 2010 as well as expansion of benefits in our New Jersey market, beginning on July 1, 2011, which includes the expansion of managed care to additional aged, blind and disabled (“ABD”) populations and the carve-in of pharmacy benefits for ABD members. Health benefits expense for the year ended December 31, 2011 reflects moderate increases in cost trends compared to the unusually low levels in the prior year. Additionally, the current period reflects lower favorable development related to prior periods than that in the prior year.

Healthcare Reform

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law (collectively, the “Affordable Care Act”). The Affordable Care Act provides for comprehensive changes to the U.S. healthcare system, which will be phased in at various stages over the next several years. Among other things, the Affordable Care Act is intended to provide health insurance to approximately 32 million uninsured individuals of whom approximately 16 to 20 million are expected to obtain health insurance through the expansion of the Medicaid program beginning in 2014. Funding for the expanded coverage will initially come largely from the federal government.

To date, the Affordable Care Act has not had a material effect on our financial position, results of operations or cash flows; however, we continue to evaluate the provisions of the Affordable Care Act and believe that the Affordable Care Act will provide us with significant opportunities for membership growth in our existing markets and, potentially, in new markets in the future. There can be no assurance that we will realize this growth, or that this growth will be profitable. There have been several federal lawsuits challenging the constitutionality of the Affordable Care Act, and various federal appeals courts have reached inconsistent decisions on constitutionality. The parties in those suits have sought review by the U.S. Supreme Court which has agreed to hear arguments in March of 2012, although there is no guarantee that it will rule on the Affordable Care Act’s constitutionality or that it will uphold or strike down the Affordable Care Act. Congress has also proposed a number of legislative initiatives including possible repeal of the Affordable Care Act. There can be no assurance that the Affordable Care Act will take effect as originally enacted or at all, or that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results.

There are numerous steps required to implement the Affordable Care Act, including promulgating a substantial number of new regulations that may affect our business significantly. A number of federal regulations have been proposed for public comment by a handful of federal agencies, but these proposals have raised additional issues and uncertainties that will need to be addressed in additional regulations yet to be proposed or in the final version of the proposed regulations eventually adopted. Further, there has been resistance to expansion at the state level, largely due to the budgetary pressures faced by the states. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional requirements will be implemented at the federal or state level, or the effect that any future legislation or regulations or the pending litigation challenging the Affordable Care Act, will have on our business or our growth opportunities.

There is also considerable uncertainty regarding the impact of the Affordable Care Act and the other reforms on the health insurance market as a whole. In addition, we cannot predict our competitors’ reactions to the changes. Congress has also proposed a number of legislative initiatives, including possible repeal of the Affordable Care Act. Although we believe the Affordable Care Act will provide us with significant opportunity for growth, the enacted reforms, as well as future regulations, legislative changes and judicial decisions may in fact have a material adverse effect on our financial position, results of operations or cash flows. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our business may also be materially adversely affected.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011. Under that Act, automatic reductions were triggered on December 23, 2011. These automatic cuts were made to several government programs and, with respect to Medicare, included aggregate reductions to Medicare payments to providers of up to 2.0% per fiscal year, starting in 2013. These reductions could still be avoided through Congressional action before 2013. There are no assurances that future federal or state legislative or administrative changes relating to healthcare reform will not adversely affect our business.

Business Strategy

We have a disciplined approach to evaluating the operating performance of our existing markets to determine whether to exit or continue operating in each market. As a result, in the past we have and may in the future decide to exit certain markets if they do not meet our long-term business goals. We also periodically evaluate acquisition opportunities to determine if they align with our business strategy such as the planned acquisition of Health Plus in 2012. We continue to believe acquisitions can be an important part of our long-term growth strategy.

Market Updates

Georgia

In June 2011, we received notification from the Georgia Department of Community Health (“GA DCH”) that GA DCH was exercising its option to renew, effective July 1, 2011, our TANF and CHIP contract. On December 29, 2011, we received the executed amended and restated contract incorporating all prior amendments and revising certain terms and conditions including, among other things, the addition of two one-year option terms to the contract, exercisable by GA DCH, which potentially extends the total term of the contract until June 30, 2014. The amended and restated contract also provides us the option to expand statewide provided we are able to demonstrate compliance with the contract requirements in all service regions. We can give no assurance that our entry, if any, into additional service areas in Georgia will be favorable to our financial position, results of operations or cash flows in future periods. Additionally, on December 29, 2011, we received an amendment to the amended and restated contract that revised premium rates retroactive to July 1, 2011. Upon receipt of the final amendment, the revised premium rates were recognized for the period from July 1, 2011 forward, in accordance with U.S. generally accepted accounting principles (“GAAP”). The contract, as renewed, will terminate on June 30, 2012 if an option to renew the contract for an additional one-year term is not exercised by GA DCH. Additionally, the state has indicated its intent to begin reprocurement of the contract through a competitive bidding process in 2012.

Louisiana

On July 25, 2011, the Louisiana Department of Health and Hospitals (“DHH”) announced that we were one of five managed care organizations selected through a competitive procurement to offer healthcare coverage to Medicaid recipients in Louisiana. The state indicated that the managed care organizations will enroll collectively approximately 865,000 members statewide, including children and families served by Medicaid’s TANF as well as people with disabilities. Of the five managed care organizations selected, we are one of three providers that began offering services on a full-risk basis on February 1, 2012 to approximately 45,000 members in the first of three regions to be covered under our contract. Two managed care organizations that bid in the procurement but were not selected have protested the award of the contract to us and the other successful bidders and have instituted legal proceedings regarding the contract awards. While we believe that the award of the contract to us was proper, we are unable to predict the outcome of the state court challenges that have been filed and can give no assurances that our award will be upheld or that the impact to our operations in Louisiana will not be significant if it is not upheld.

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

In June 2010, we received approval from CMS to add Fort Worth to our Medicare Advantage service area in Texas, and to add Rutherford County to our Medicare Advantage service area in Tennessee. In addition, CMS approved expansion of our Medicare Advantage plans to cover traditional Medicare beneficiaries in addition to the existing special needs beneficiaries already covered in Texas, Tennessee and New Mexico. These approvals allowed us to begin serving Medicare members in the expanded areas effective January 1, 2011.

We can give no assurance that our entry into these new service areas will be favorable to our financial position, results of operations or cash flows in future periods.

New Jersey

On July 1, 2011, we renewed our managed care contract with the state of New Jersey Department of Human Services Division of Medical Assistance and Health Services (“NJ DMAHS”) under which we provide managed care services to eligible members of the state’s New Jersey Medicaid/NJ FamilyCare program. The renewed contract revised the premium rates and expanded certain healthcare services provided to eligible members. These new healthcare services include personal care assistant services, medical day care (adult and pediatric), outpatient rehabilitation (physical therapy, occupational therapy, and speech pathology services), dual eligible pharmacy benefits and ABD expansion. The managed care contract renewal also includes participation by our New Jersey health plan in a three-year medical home demonstration project with NJ DMAHS. This project requires the provision of services to participating enrollees under the Medical Home Model Guidelines. Additionally, on March 1, 2010, we completed the previously announced acquisition of the Medicaid contract rights and rights under certain provider agreements of University Health Plans, Inc. (“UHP”) for $13.4 million.

New York

On October 25, 2011, we signed an agreement to purchase substantially all of the operating assets and contract rights of Health Plus, a PHSP in New York, for $85.0 million. Health Plus currently serves approximately 320,000 members in New York State’s Medicaid, Family Health Plus and Child Health Plus

programs, as well as the federal Medicare Advantage program. We intend to fund the purchase price through available cash. In connection with this acquisition, we will also be required to fund certain minimum statutory capital levels commensurate with the anticipated increase in membership of our New York health plan. The transaction is subject to regulatory approvals and other closing conditions and is expected to close in the first half of 2012, although there can be no assurance as to the timing of consummation of this transaction or that this transaction will be consummated at all.

Effective October 1, 2011, covered benefits under our contracts in New York were expanded to include pharmacy coverage and LTC/dual eligible members are expected to begin to transition to mandatory managed care beginning in 2012 representing a significant change in the operations of our New York health plan.

Tennessee

On January 18, 2012, we received an executed amendment to the Contractor Risk Agreement with the state of Tennessee TennCare Bureau. The amendment included a decrease of approximately 4.7% to the premium rates at which we provide Medicaid managed care services to eligible Medicaid members for the contract period July 1, 2011 through June 30, 2012. Additionally, the Tennessee contract employs an adjustment model to reflect the estimated risk profile of the participating managed care organizations’ membership, or a “risk adjustment factor”. This risk adjustment factor is determined annually subsequent to the determination of the premium rates established for the contract year. The risk adjustment factor resulted in a further reduction of 1.7% effective July 1, 2011. The revised premium rates, including the risk adjustment factor, have been recognized for the period from July 1, 2011 forward, in accordance with GAAP. We can provide no assurance that the decrease in premium rates will not have a material adverse effect on our financial position, results of operations or cash flows in future periods.

Texas

On October 6, 2011, we received an executed amendment to the HHSC Agreement for Health Services to the STAR, STAR+PLUS, CHIP and CHIP Perinatal programs for the contract period that began September 1, 2011. The amendment revised premium rates resulting in a net decrease of approximately 5.4% effective September 1, 2011. The revised premium rates have been recognized since September 1, 2011, the effective date of the contract, in accordance with GAAP. We can provide no assurance that the impact of the decrease in premium rates will not have a material adverse effect on our financial position, results of operations or cash flows in future periods.

On August 1, 2011, HHSC announced that we were awarded a contract to continue to provide Medicaid managed care services to our existing service areas of Austin, Dallas/Fort Worth, Houston (including the September 1, 2011 expansion into the Beaumont service area) and San Antonio. We will no longer participate in the Corpus Christi area, for which we served approximately 10,000 members as of December 31, 2011 In addition to the existing service areas, on March 1, 2012, we will begin providing Medicaid managed care services in three new service areas: Lubbock, El Paso and in the 164 counties defined by HHSC as the rural service areas. Additionally, we will begin providing prescription drug benefits for all of our Texas members and inpatient hospital services for the STAR+PLUS program. Our new contracts with the state of Texas cover the period from March 1, 2012 through August 31, 2015.

In February 2011, we began serving ABD members in the six-county service area surrounding Fort Worth, Texas through an expansion contract awarded by HHSC. As of December 31, 2011, we served approximately 27,000 members under this contract. Previously, we served approximately 14,000 ABD members in the Dallas and Fort Worth areas under an administrative services only (“ASO”) contract that terminated on January 31, 2011.

Washington

On January 18, 2012, the Washington State Health Care Authority (“HCA”) announced that we were one of five managed care organizations selected through a competitive procurement to participate in the Healthy Options program and offer healthcare coverage to TANF, CHIP and Supplemental Security Income (“SSI”) eligibles who are not eligible for Medicare. The state indicated that the managed care organizations will enroll collectively approximately 700,000 members and HCA intends to add 100,000 Medicaid beneficiaries who are eligible for SSI but not Medicare. Additionally, we will participate in the state’s Basic Health program, which currently provides subsidized health coverage for approximately 41,000 low-income adults. We anticipate finalizing the contract with HCA in early 2012 and beginning operations in the second half of 2012.

Contingencies

Georgia Letter of Credit

Effective July 1, 2011, we renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009 in an aggregate principal amount of approximately $17.4 million, to meet certain obligations under our Medicaid contract in the state of Georgia through our Georgia health plan. The letter of credit is collateralized through cash and investments held by our Georgia health plan.

Legal Proceedings

We have been involved in specific litigation in the current year, the details of which are disclosed in Part I, Item 3. Legal Proceedings. Additionally, we are involved in various legal proceedings in the normal course of business. Based upon our evaluation of the information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial position, results of operations or cash flows.

Discussion of Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our audited Consolidated Financial Statements in conformity with GAAP. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates and the differences could be significant. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

We generate revenues primarily from premiums and ASO fees we receive from the states in which we operate to arrange for healthcare services for our TANF, CHIP, ABD and FamilyCare members. We also receive premiums from CMS for our Medicare Advantage members. We recognize premium and ASO fee revenue during the period in which we are obligated to provide services to our members. A fixed amount per member per month (“PMPM”) is paid to us to arrange for healthcare services for our members pursuant to our contracts in each of our markets. These premium payments are based upon eligibility lists produced by the government agencies with whom we contract. Errors in this eligibility determination on which we rely can result in positive and negative revenue adjustments to the extent this information is adjusted by the government agency. Adjustments to eligibility data received from these government agencies result from retroactive application of enrollment, disenrollment or classification changes of members between rate categories that were not known by us in previous months due to timing of the receipt of data or errors in processing by the government agencies. These changes, while common, are not generally large. Retroactive adjustments to revenue for corrections in eligibility data are recorded in the period in which the information becomes known. We estimate the amount of outstanding retroactivity each period and adjust premium revenue accordingly, if appropriate.

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

Historically, the impact of adjustments from retroactivity, changes in authorizations and changes in claims data used to estimate supplemental revenues has represented less than 1.0% of annual revenue. This results in a negligible impact on annual earnings as changes in revenue are typically accompanied by corresponding changes in the related health benefits expense; however, these changes can and have been significant to quarterly operating results particularly where changes in retroactivity and health benefits expense are not recognized in the same period as a result of differences in the recognition criteria. We believe this historical experience represents what is reasonably likely to occur in future periods.

Additionally, delays in annual premium rate changes require that we defer the recognition of any increases to the period in which the premium rates become final. The time lag between the effective date of the premium rate increase and the final contract can and has been delayed one quarter or more. The value of the impact can be significant in the period in which it is recognized dependent on the magnitude of the premium rate change, the membership to which it applies and the length of the delay between the effective date and the final contract date. Premium rate decreases are recognized in the period the change in premium rate becomes effective and the change in the rate is known, which may be prior to the period when the related contract amendment becomes final.

Lastly, certain states limit our profits through imposed medical loss ratio thresholds or profit limits as a percentage of revenue. These limits are generally calculated by contract year with a look back period but can also be based on calendar year financial results. We calculate amounts owed during interim periods based on experience to date plus estimated claims payable as determined through our estimation of health benefits expense and claims payable as discussed below. To the extent these estimates are revised in subsequent periods, so too is any estimate of our liabilities under these arrangements. Revisions to these estimates are recognized in the period underlying medical experience or financial performance becomes known. These estimates are recognized as a reduction in revenues in accordance with GAAP whereby these “rebates” are considered return of revenue under an experience rebate contract.

Estimating Health Benefits Expense and Claims Payable

Medical claims payable, representing 37.8% of our total consolidated liabilities as of December 31, 2011, consist of actual claims reported but not paid and estimates of healthcare services incurred but not reported (“IBNR”). Included in this liability and the corresponding health benefits expense for IBNR claims are the estimated costs of processing such claims. Health benefits expense has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses.

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

Many aspects of the managed care business are not predictable with consistency. These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, new flu strains, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our members in our assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitated, as opposed to a fee-for-service, basis. These considerations are aggregated in the medical cost trend. Other external factors that may impact medical cost trends include factors such as government-mandated benefits or other regulatory changes; catastrophes, epidemics and pandemics, such as the H1N1 virus in 2009; or increases, decreases or turnover in our membership. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately establish estimates of historical completion factors or medical cost trends. Management is required to use considerable judgment in the selection of health benefits expense trends and other actuarial model inputs.

Completion factors and medical cost trends are the most significant factors we use in developing our medical claims payable estimates. The following tables illustrate the sensitivity of these factors and the estimated potential impact on our medical claims payable estimates for those periods as of December 31, 2011:

Completion Factor (Decrease) Increase in Factor	Increase (Decrease) in Medical Claims Payable (1)	Medical Claims Trend Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable (2)
	(In millions)		(In millions)
(0.75)%	$84.1	10.0%	$17.9
(0.50)%	$56.1	5.0%	$9.1
(0.25)%	$28.0	2.5%	$4.6
0.25%	($28.0)	(2.5)%	($4.6)
0.50%	($56.1)	(5.0)%	($9.1)
0.75%	($84.1)	(10.0)%	($17.9)

(1)	Reflects estimated potential changes in health benefits expense and medical claims payable caused by changes in completion factors used in developing medical claims payable estimates for older periods, generally periods prior to the most recent three months.
(2)	Reflects estimated potential changes in health benefits expense and medical claims payable caused by changes in medical costs trend data used in developing medical claims payable estimates for the most recent three months.

The analyses above include those outcomes that are considered reasonably likely based on our historical experience in estimating our medical claims payable.

Changes in estimates of medical claims payable are primarily the result of obtaining more complete claims information that directly correlates with the claims and provider reimbursement trends. Volatility in members’ needs for medical services, provider claim submissions and our payment processes often results in identifiable patterns emerging several months after the causes of deviations from assumed trends. Since our estimates are based upon PMPM claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experienced medical cost trend. Deviations, whether positive or negative, between actual experience and estimates used to establish the liability are recorded in the period known.

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

The following table presents the components of the change in medical claims payable for the three years ended December 31 (in thousands):

	2011	2010	2009
Medical claims payable, beginning of the year	$510,675	$529,036	$536,107
Health benefits expense incurred during the year:
Related to current year	5,365,247	4,828,321	4,492,590
Related to prior years	(92,988)	(106,215)	(85,317)

Total incurred	5,272,259	4,722,106	4,407,273
Health benefits payments during the year:
Related to current year	4,823,667	4,359,216	4,007,789
Related to prior years	385,819	381,251	406,555

Total payments	5,209,486	4,740,467	4,414,344

Medical claims payable, end of the year	$573,448	$510,675	$529,036

Current year medical claims paid as a percent of current year health benefits expense incurred	89.9%	90.3%	89.2%

Health benefits expense incurred related to prior years as a percent of prior year medical claims payable as of December 31	(18.2)%	(20.1)%	(15.9)%

Health benefits expense incurred related to prior years as a percent of the prior year’s health benefits expense related to current year	(1.9)%	(2.4)%	(2.3)%

Health benefits expense incurred during the year was reduced for amounts related to prior years by approximately $93.0 million, $106.2 million and $85.3 million in the years ended December 31, 2011, 2010 and 2009, respectively. As noted above, the actuarial standards of practice generally require that the liabilities established for IBNR be sufficient to cover obligations under an assumption of moderately adverse conditions. A portion of the reduction in health benefits expense incurred during the year related to prior years was attributable to releasing most of the provision for moderately adverse conditions for prior years. The amounts released were approximately $28.7 million, $32.2 million and $34.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The remaining reduction in health benefits expense incurred during the year, related to prior years, of approximately $64.2 million, $74.0 million and $50.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, primarily resulted from obtaining more complete claims information for claims incurred for dates of service in the prior years. We refer to these amounts as net reserve development. We experienced lower medical trend than originally estimated in addition to claims processing initiatives that yielded increased claim payment recoveries and coordination of benefits in 2011, 2010 and 2009 related to prior year dates of services for all periods. These factors also caused our actuarial estimates to include faster completion factors than were originally established. The lower medical trend, increased claim payment recoveries and faster completion factors each contributed to the net favorable reserve development in each respective period.

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

Also included in medical claims payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to contracted providers under risk-sharing arrangements. These estimates are established through analysis of claims payment data, contractual provisions and state or federal regulations, as applicable. Differences in interpretation of appropriate payment levels and the methods under which these liabilities are resolved may cause these estimates to be subject to revision in future periods.

Premium Deficiency Reserves

In addition to incurred but not paid claims, the liability for medical claims payable includes reserves for premium deficiencies, if appropriate. We review each state Medicaid and federal Medicare contract under which we operate on a quarterly basis for any apparent premium deficiency. In doing so, we evaluate current medical cost trends, expected premium rate changes and termination clauses to determine our exposure to future losses, if any. Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums and investment income on existing medical insurance contracts. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. We did not have any premium deficiency reserves at December 31, 2011.

Income Taxes

We account for income taxes in accordance with current accounting guidance as prescribed under GAAP. On a quarterly basis, we estimate our required tax liability based on enacted tax rates, estimates of book-to-tax differences in income, and projections of income that will be earned in each taxing jurisdiction. Deferred tax assets and liabilities representing the tax effect of temporary differences between financial reporting net income and taxable income are measured at the tax rates enacted at the time the deferred tax asset or liability is recorded.

After tax returns for the applicable year are filed, the estimated tax liability is adjusted to the actual liability per the filed state and federal tax returns. Historically, we have not experienced significant differences between our estimates of tax liability and our actual tax liability.

Similar to other companies, we sometimes face challenges from tax authorities regarding the amount of taxes due. Positions taken on our tax returns are evaluated and benefits are recognized only if it is more likely than not that our position will be sustained on audit. Based on our evaluation of tax positions, we believe that we have appropriately accounted for potential tax exposures.

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

Investments

As of December 31, 2011, we had investments with a carrying value of $1.6 billion, primarily held in marketable debt securities. Our investments are classified as available-for-sale and are recorded at fair value. We exclude gross unrealized gains and losses on available-for-sale investments from earnings and report unrealized gains or losses, net of income tax effects, as a separate component in stockholders’ equity. We continually monitor the difference between the cost and fair value of our investments. As of December 31, 2011, our investments had gross unrealized gains of $22.0 million and gross unrealized losses of $3.4 million. We evaluate investments in debt and equity securities for impairment considering the length of time and extent to which fair value has been below cost basis, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, general market conditions and our intent to sell, or whether it is more likely than not that we will be required to sell the investment before recovery of a security’s amortized cost basis. For debt securities, if we intend to either sell or determine that we will more likely than not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the debt security, we recognize the entire impairment in earnings. If we do not intend to sell the debt security and we determine that we will not more likely than not be required to sell the debt security but we do not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other causes, which are recognized in accumulated other comprehensive income. New information and the passage of time can change these judgments.

We manage our investment portfolio to limit our exposure to any one issuer or market sector, and largely limit our investments to U.S. government and agency securities; state and municipal securities; and corporate debt obligations, substantially all of investment grade quality. As of December 31, 2011, our investments included $11.6 million of securities with an auction reset feature (“auction rate securities”) issued by student loan corporations established by various state governments. Since early 2008, auctions for these auction rate securities have failed, significantly decreasing our ability to liquidate these securities prior to maturity. As we cannot predict the timing of future successful auctions, if any, our auction rate securities are classified as available-for-sale and are carried at fair value within long-term investments. The weighted average life of our auction rate security portfolio, based on the final maturity, is approximately 24 years. We currently believe that the $1.0 million net unrealized loss position that remains at December 31, 2011 on our auction rate securities portfolio is primarily due to liquidity concerns and not the creditworthiness of the underlying issuers. We currently have the intent and ability to hold our auction rate securities to maturity, if required, or if and when market stability is restored with respect to these investments. During 2011, certain investments in auction rate securities were called at par for net proceeds of $6.5 million. Additionally, we elected to tender an additional $3.6 million in auction rate securities at 95.5% of par resulting in a $0.2 million realized loss recognized in earnings.

Goodwill and Intangible Assets

The valuation of goodwill and intangible assets at acquisition requires assumptions regarding estimated discounted cash flows and market analyses. These assumptions contain uncertainties because they require management to use judgment in selecting the assumptions and applying the market analyses to the individual acquisitions. Additionally, impairment evaluations require management to use judgment to determine if impairment of goodwill and intangible assets is apparent. We have applied a consistent methodology in both the original valuation and subsequent impairment evaluations for all goodwill and intangible assets. We do not anticipate any changes to that methodology, nor has any impairment loss resulted from our analyses for the years ended December 31, 2011, 2010 and 2009, respectively. Based on our analysis, we have concluded that a significant margin of fair value in excess of the carrying value of goodwill and other intangibles exists as of December 31, 2011. If the assumptions used to evaluate the value of goodwill and intangible assets change in the future, an impairment loss may be recorded and it could be material to our results of operations in the period in which the impairment loss occurs.

Results of Operations

The following table sets forth selected operating ratios for the years ended December 31, 2011, 2010 and 2009. All ratios, with the exception of the HBR, are shown as a percentage of total revenues.

	Years Ended December 31,
	2011	2010	2009
Premium revenue	99.7%	99.6%	99.4%
Investment income and other	0.3	0.4	0.6

Total revenues	100.0%	100.0%	100.0%

Health benefits expenses (1)	83.7%	81.6%	85.4%
Selling, general and administrative expenses	8.1%	7.8%	7.6%
Income before income taxes	4.9%	7.5%	3.9%
Net income	3.1%	4.7%	2.9%

(1)	HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Summarized comparative financial information for the years ended December 31, 2011, 2010 and 2009 are as follows (dollars in millions, except per share data; totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal):

	Years Ended December 31,			Years Ended December 31,
			% Change			% Change
	2011	2010	2011-2010	2010	2009	2010-2009
Revenues:
Premium	$6,301.4	$5,783.5	9.0%	$5,783.5	$5,159.0	12.1%
Investment income and other	17.0	22.8	(25.7)%	22.8	29.1	(21.5)%

Total revenues	6,318.4	5,806.3	8.8%	5,806.3	5,188.1	11.9%
Expenses:
Health benefits	5,272.3	4,722.1	11.7%	4,722.1	4,407.3	7.1%
Selling, general and administrative	514.8	452.1	13.9%	452.1	394.1	14.7%
Premium tax	163.6	143.9	13.7%	143.9	134.3	7.2%
Depreciation and amortization	37.4	35.0	6.6%	35.0	34.7	0.9%
Interest	20.6	16.0	28.3%	16.0	16.3	(1.6)%

Total expenses	6,008.5	5,369.1	11.9%	5,369.1	4,986.7	7.7%

Income before income taxes	309.8	437.2	(29.1)%	437.2	201.4	117.0%
Income tax expense	114.2	163.8	(30.3)%	163.8	52.1	214.2%

Net income	$195.6	$273.4	(28.4)%	$273.4	$149.3	83.1%

Diluted net income per common share	$3.82	$5.40	(29.3)%	$5.40	$2.85	89.5%

Revenues

Premium Revenue

Premium revenue increased 9.0% and 12.1% in the years ended December 31, 2011 and 2010, respectively, compared to the prior year. The increase in both periods was due in part to increases in full-risk membership across the majority of our existing products and markets. Additionally, both periods reflect increased premium revenue from premium rate increases and yield increases resulting from changes in membership mix and benefits across many of our markets.

For the year ended December 31, 2011 compared to the year ended December 31, 2010, the increase in premium revenue as a result of increases in membership was most significantly impacted through growth in our Texas health plans as a result of our expansion into the Fort Worth STAR+PLUS program on February 1, 2011 and our expansion into the Beaumont service area on September 1, 2011. The increase in premium revenue was further attributable to a full year of participation in the Tennessee TennCare CHOICES program compared to ten months of participation in 2010 as well as expansion of benefits in our New Jersey market beginning July 1, 2011 which includes the expansion of managed care to additional ABD populations and the carve-in of pharmacy benefits for ABD members.

For the year ended December 31, 2010 compared to the year ended December 31, 2009, the increase in premium revenue was further attributable to our entry into the Tennessee TennCare CHOICES program and our acquisition of the Medicaid contract rights from University Health Plans, Inc. (“UHP”) in the state of New Jersey, both occurring in March 2010. The increase in premium revenue for the year ended December 31, 2010 compared to the year ended December 31, 2009 was offset in part by our decision to exit the ABD program in the Southwest region of Ohio as well as the state’s election to remove pharmacy coverage from the benefit package, both effective February 2010. Pharmacy coverage was subsequently reinstated in Ohio beginning September 1, 2011.

The following table sets forth the approximate number of members we served in each state as of December 31, 2011, 2010 and 2009. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	December 31,
Market	2011	2010	2009
Texas(1)	632,000	559,000	505,000
Florida	257,000	263,000	236,000
Georgia	256,000	266,000	249,000
Maryland	209,000	202,000	194,000
Tennessee	204,000	203,000	195,000
New Jersey	156,000	134,000	118,000
New York	110,000	109,000	114,000
Nevada	81,000	79,000	62,000
Ohio	55,000	55,000	60,000
Virginia	41,000	40,000	35,000
New Mexico	23,000	21,000	20,000

Total	2,024,000	1,931,000	1,788,000

(1)	Membership includes approximately 14,000 and 13,000 members under an ASO contract as of December 31, 2010 and 2009, respectively. This contract terminated January 31, 2011.

Total membership as of December 31, 2011 increased by 93,000 members, or 4.8%, compared to that as of December 31, 2010. Total membership as of December 31, 2010 increased by 143,000 members, or 8.0%, compared to that as of December 31, 2009.

The increase in 2011 is primarily due to significant membership growth in the state of Texas due in part to our expansion into the Fort Worth STAR+PLUS program on February 1, 2011 and our expansion into the Beaumont service area on September 1, 2011. The increase in membership in 2011 is further attributable to expansion of managed care to additional ABD populations in our New Jersey market beginning July 1, 2011. The increase in membership in 2010 was primarily a result of membership growth in the majority of our products and markets driven by a surge in Medicaid eligibility, which we believe was driven by continued high unemployment and general adverse economic conditions. Membership as of December 31, 2010 also increased as a result of our March 2010 acquisition of the Medicaid contract rights from UHP to provide services to additional members in the state of New Jersey.

For the year ended December 31, 2011, our Texas contract represented approximately 22% of premium revenues and our Tennessee, Georgia and Maryland contracts represented approximately 14%, 12%, and 11% of premium revenues, respectively. Our state contracts have terms that are generally one-to-two years in length, some of which contain optional renewal periods at the discretion of the individual states. Some contracts also contain a termination clause with notification periods ranging from 30 to 180 days. At the termination of these contracts, re-negotiation of terms or the requirement to enter into a re-bidding or reprocurement process is required to execute a new contract. If these contracts were not renewed on favorable terms to us, our financial position, results of operations or cash flows could be materially adversely affected.

Investment Income and Other

Our investment portfolio generated approximately $16.5 million, $17.2 million and $22.4 million in pre-tax income for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in each period is primarily a result of decreasing rates of return on fixed income securities due to current market interest rates. Our effective yield could remain at or below our current rate of return as of December 31, 2011 for the foreseeable future, which would result in similar or reduced returns on our investment portfolio in future periods. The performance of our investment portfolio is predominately interest rate driven and, consequently, changes in interest rates affect our returns on, and the fair value of, our portfolio which can materially affect our financial position, results of operations or cash flows in future periods.

Other revenue for the year ended December 31, 2011 decreased $5.2 million to $0.4 million compared to $5.6 million for the year ended December 31, 2010. Other revenue for the year ended December 31, 2010, decreased $1.1 million from $6.7 million for the year ended December 31, 2009. Included in other revenue for the year ended December 31, 2010 is a $4.0 million gain on the sale of certain trademarks. Included in other revenue for the year ended December 31, 2009 is a $5.8 million gain on the sale of the South Carolina contract rights.

Health Benefits Expense

Expenses relating to health benefits for the year ended December 31, 2011 increased 11.7% compared to the year ended December 31, 2010. Our HBR increased to 83.7% for the year ended December 31, 2011 compared to 81.6% for the prior year. Health benefits expense for the year ended December 31, 2011 reflects moderate increases in cost trends and expansion into new markets and products with higher medical costs relative to premium revenues, such as the ABD expansion in Fort Worth, Texas and New Jersey. Additionally current periods reflect lower favorable reserve development related to prior periods than that of recent years and the impact of rate decreases in our Tennessee and Texas markets. The combined impact of these factors resulted in an increase in our HBR for the year ended December 31, 2011.

Expenses relating to health benefits for the year ended December 31, 2010 increased 7.1% compared to the year ended December 31, 2009. Our HBR for the year ended December 31, 2010 was 81.6% compared to 85.4% for the year ended December 31, 2009. The decrease in HBR for the year ended December 31, 2010 resulted primarily from moderating cost trends for current and prior periods, the latter of which generated revisions of estimates related to prior periods. In addition, we believe a less severe 2010 winter flu season and lower utilization of health services due to severe winter weather in some of our markets favorably impacted the ratio. HBR was also favorably impacted by the net effect of premium rate changes in connection with annual contract renewals.

Selling, General and Administrative Expenses

SG&A increased 13.9% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in SG&A is primarily a result of increased salary and benefits expenses as a result of moderate workforce, wage and benefits increases. The increase was further attributable to increases in advertising and marketing relating to our rebranding activities and purchased services related to corporate projects and business development activities. These increases were partially offset by decreases in variable compensation accruals.

SG&A for the year ended December 31, 2010 increased 14.7% compared to the year ended December 31, 2009. The increase in SG&A is primarily a result of increased salary and benefits expenses due to increased variable compensation accruals as a result of our operating performance for 2010 as well as moderate wage, benefits and workforce increases over the prior year.

Our SG&A to total revenues ratio was 8.1%, 7.8% and 7.6% for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in SG&A expenses for the years ended December 31, 2011 and 2010 of 13.9% and 14.7%, respectively, were largely matched by leverage gained through increased premium revenues.

Premium Tax Expense

Premium taxes increased 13.7% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in premium tax expense in 2011 compared to 2010 is due in part to growth in revenue in the majority of our markets where premium tax is levied, including growth from our Texas market expansions into the Fort Worth STAR+PLUS program in February 2011 and the Beaumont service area in September 2011 as well as premium revenue growth in the state of Tennessee relating to our entry into the TennCare CHOICES Program in March 2010. Additionally, premium tax increased due to the reinstatement of premium taxes in the state of Georgia in July 2010.

Premium taxes increased 7.2% for the year ended December 31, 2010 compared to 2009 due to increased premium revenues in the state of Tennessee primarily as a result of our entry into the TennCare CHOICES program in March 2010 and a premium tax rate increase in Tennessee effective July 2009. Additionally, premium revenue growth in the majority of other markets where premium tax is levied contributed to the increase. These factors were partially offset by the termination of premium tax in the state of Georgia in October 2009 which was subsequently reinstated at a lower rate in July 2010.

Interest Expense

Interest expense was $20.6 million, $16.0 million and $16.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in interest expense in 2011 compared to 2010 is primarily attributable to interest associated with the $400.0 million aggregate principal amount of 7.5% Senior Notes issued on November 16, 2011 and due November 15, 2019 (see Liquidity and Capital Resources – Financing Activities – Senior Notes, below, for further discussion).

Provision for Income Taxes

Income tax expense was $114.2 million, $163.8 million and $52.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The effective rates for the years ended December 31, 2011, 2010 and 2009 were 36.9%, 37.5% and 25.9%, respectively. The decrease in the effective tax rate for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily attributable to a decrease in the blended state income tax rate and favorable resolution of a state income tax audit. The effective tax rate for the year ended December 31, 2009 was significantly decreased due to a pre-filing agreement reached with the IRS in 2009 regarding the tax treatment of the 2008 qui tam litigation settlement payment resulting in an additional tax benefit of $22.4 million in 2009. Excluding the impact of the pre-filing agreement, the effective tax rate for the year ended December 31, 2010 compared to the year ended December 31, 2009 increased as a result of increases in non-deductible expenses as well as an increase in the blended state income tax rate.

Net Income

Net income for 2011 was $195.6 million, or $3.82 per diluted share, compared to net income of $273.4 million, or $5.40 per diluted share in 2010 and net income of $149.3 million, or $2.85 per diluted share in 2009. The decrease in net income for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily a result of moderate increases in medical cost trends and lower favorable reserve development in current periods compared to prior periods resulting in an increase in health benefits expense that exceeded the growth in premium revenues. The increase in net income for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily a result of moderating cost trends for current and prior periods, the latter of which generated revisions of estimates related to prior periods. The increase was also a result of premium growth, primarily driven by membership growth; expansion into the TennCare CHOICES program in the state of Tennessee in March 2010; premium rate and mix changes; and our acquisition of the Medicaid contract rights from UHP in the state of New Jersey in March 2010; each without an equal increase in health benefits expense.

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, and cash flows from operations. As of December 31, 2011, we had cash and cash equivalents of $546.8 million, short- and long-term investments of $1.5 billion and restricted investments on deposit for licensure of $128.1 million. Cash, cash equivalents, and investments which are unregulated totaled $724.8 million at December 31, 2011.

Financing Activities

Senior Notes

On November 16, 2011, we issued $400.0 million in aggregate principal amount of unsecured 7.5% Senior Notes due November 15, 2019 (the “7.5% Senior Notes”). Interest on the 7.5% Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2012. The 7.5% Senior Notes rank equally in right of payment with all of our existing and future indebtedness that is not expressly subordinated thereto, senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. In addition, the 7.5% Senior Notes will be structurally subordinated to all indebtedness and other liabilities of our subsidiaries, unless our subsidiaries become guarantors of the 7.5% Senior Notes.

In the event of an equity offering at any time prior to November 15, 2014, we may redeem up to 35.0% of the aggregate principal amount of the 7.5% Senior Notes with the net cash proceeds of that equity offering and at a redemption price equal to 107.5% of the principal amount of the 7.5% Senior Notes redeemed, plus accrued and unpaid interest. Additionally, at any time prior to November 15, 2015, we may redeem all or a part of the 7.5% Senior Notes at par plus accrued and unpaid interest plus a “make-whole” premium as determined pursuant to the indenture governing the 7.5% Senior Notes dated November 16, 2011. On or after November 15, 2015, we may redeem all or a part of the 7.5% Senior Notes at the redemption prices set forth in the indenture and expressed as percentages of the principal amount, plus accrued and unpaid interest.

On January 18, 2012, we issued an additional $75.0 million in aggregate principal amount of our 7.5% Senior Notes. The additional notes constitute a further issuance of, and are fungible with the $400.0 million aggregate principal amount of 7.5% Senior Notes that we issued on November 16, 2011 and form a single series of debt securities with the initial notes. The additional $75.0 million in principal was issued at a premium of 103.75%. Following the issuance of the additional notes, the aggregate principal amount of our 7.5% Senior Notes outstanding was $475.0 million.

We intend to use a portion of the net proceeds from the initial offering to repay at or prior to maturity the outstanding aggregate principal amount of our 2.0% Convertible Senior Notes, discussed below. The remaining net proceeds will be used for general corporate purposes, including acquisitions and/or business development opportunities which may include the funding of statutory capital commensurate with growth and funding of our recently announced acquisition of the operating assets and contract rights of Health Plus.

The 7.5% Senior Notes contain certain covenants restricting our ability, among other things, to incur additional indebtedness, pay dividends or make other distributions or payments, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, create certain liens and engage in certain types of mergers or acquisitions. These covenants are subject to certain exceptions, including exceptions that allow us to incur debt or make restricted payments if certain ratios are met. As of December 31, 2011, we believe we are in compliance with all covenants under the 7.5% Senior Notes.

Convertible Senior Notes

As of December 31, 2011, we had $259.9 million outstanding in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012. The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year and mature on May 15, 2012, unless earlier repurchased or converted.

Upon conversion of the 2.0% Convertible Senior Notes, we will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, we have the option to settle the excess with cash, shares of our common stock, or a combination thereof based on a daily conversion value, as defined in the indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of our common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, if the market price of our common stock exceeds $42.53 we will be obligated to settle, in cash and/or shares of our common stock at our option, an amount equal to approximately $6.1 million for each dollar in share price that the market price of our common stock exceeds $42.53, or the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes. In periods prior to conversion, the 2.0% Convertible Senior Notes would also have a dilutive impact to earnings if the average market price of our common stock exceeds $42.53 for the period reported. At conversion, the dilutive impact would result if the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes, if any, is settled in shares of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of 2.0% Convertible Senior Notes that elects to convert their 2.0% Convertible Senior Notes in connection with such fundamental change. As of December 31, 2011, the 2.0% Convertible Senior Notes had a dilutive impact to earnings per share as the average market price of our common stock of $56.67 for the year ended December 31, 2011 exceeded the conversion price of $42.53.

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

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, we sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock at an exercise price of $53.77 per share. If the average market price of our common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled in shares of our common stock. Consequently, under the provisions of the warrant instruments, if the market price of our common stock exceeds $53.77 at exercise we will be obligated to settle in shares of our common stock an amount equal to approximately $6.1 million for each dollar that the market price of our common stock exceeds $53.77 resulting in a dilutive impact to our earnings. As of December 31, 2011, the warrant instruments had a dilutive impact to earnings per share for the year ended December 31, 2011 as the average market price of our common stock for the year ended December 31, 2011 of $56.67 exceeded the $53.77 exercise price of the warrants.

During the year ended December 31, 2011, certain bondholders converted $120,000 in aggregate principal amount of the 2.0% Convertible Senior Notes with a conversion value in excess of the principal amount by $82,000. We paid the consideration for the conversion of the 2.0% Convertible Senior Notes using cash on hand and the conversion value in excess of the principal amount converted was recouped through cash received from the counterparty pursuant to the convertible note hedge instruments.

As of December 31, 2011, our common stock was last traded at a price of $59.08 per share. Based on this value, if the 2.0% Convertible Senior Notes had been converted or matured at December 31, 2011, we would be obligated to pay the principal of the 2.0% Convertible Senior Notes plus an amount in cash or shares equal to $101.1 million. An amount equal to $101.1 million would be owed to us in cash or in shares of our common stock through the provisions of the convertible note hedges resulting in a net cash outflow equal to the principal amount of the 2.0% Convertible Senior Notes. At this per share value, we would be required to deliver approximately $32.5 million in shares of our common stock under the warrant instruments or approximately 549,000 shares of our common stock at that price per share.

The convertible note hedges and warrants are separate transactions which do not affect holders’ rights under the 2.0% Convertible Senior Notes.

Universal Automatic Shelf Registration

On December 12, 2011, we filed a universal automatic shelf registration statement with the Securities and Exchange Commission which enables us to sell, in one or more public offerings, common stock, preferred stock, debt securities and other securities at prices and on terms to be determined at the time of the applicable offering. The shelf registration provides us with the flexibility to publicly offer and sell securities at times we believe market conditions make such an offering attractive. Because we are a well-known seasoned issuer, the shelf registration statement was effective upon filing. On January 18, 2012, we issued $75.0 million in aggregate principal amount of our 7.5% Senior Notes under this new shelf registration.

Share Repurchase Program

Under the authorization of our Board of Directors, we maintain an ongoing share repurchase program. On August 4, 2011, the Board of Directors authorized a $250.0 million increase to the share repurchase program, bringing the total authorization to $650.0 million. The $650.0 million authorization is for repurchases made from and after August 5, 2009. Pursuant to this share repurchase program, we repurchased 3,339,468, 3,748,669 and 2,713,567 shares of our common stock and placed them into treasury during the years ended December 31, 2011, 2010 and 2009, respectively, at an aggregate cost of $175.7 million, $138.5 million and $69.8 million, respectively. As of December 31, 2011, we had remaining authorization to purchase up to an additional $298.6 million of shares of the Company’s common stock under the share repurchase program.

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

Cash and Investments

Cash provided by operations was $208.0 million for the year ended December 31, 2011 compared to $401.9 million for the year ended December 31, 2010. The decrease in cash provided by operations primarily resulted from a decrease in cash flows generated from working capital changes of $140.9 million and a decrease in net income adjusted for non-cash items of $50.0 million, primarily as a result of an increase in health benefits expense that exceeded the growth in premium revenues. The decrease in cash provided by working capital changes was due, in part, to fluctuations in unearned revenues of $107.1 million as a result of variability in the timing of receipts of premium from government agencies. Additionally, the decrease in cash provided by working capital changes was due to a decrease in cash provided through changes in premium receivables of $45.0 million primarily as a result of the timing of receipts from government agencies for retroactive rate changes. The decrease in cash provided by working capital changes was further attributable to a net decrease in cash provided through changes in accounts payable, accrued expenses, contractual refunds payable and other current liabilities of $52.3 million primarily due to fluctuations in variable compensation and experience rebate accruals. The decrease in cash provided by working capital changes was partially offset by an increase in claims payable primarily associated with growth in the business.

Cash used in investing activities was $707.2 million for the year ended December 31, 2011 compared to $80.7 million for the year ended December 31, 2010. The increase in cash used in investing activities is due primarily to an increase in the net purchases of investments of $615.6 million, primarily due to investment of the net proceeds received from the issuance of $400.0 million in aggregate principal amount of 7.5% Senior Notes on November 16, 2011, a portion of which is intended to be used to repay at or prior to maturity the outstanding aggregate principal amount of our 2.0% Convertible Senior Notes. We currently anticipate total capital expenditures for 2012 to be between approximately $65.0 million and $75.0 million related primarily to technological infrastructure development and investment in our health plan and corporate support facilities.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of December 31, 2011, our investment portfolio consisted primarily of fixed-income securities with a weighted average maturity of approximately twenty-six months. We utilize investment vehicles such as auction rate securities, certificates of deposit, commercial paper, corporate bonds, debt securities of government sponsored entities, equity index funds, money market funds, municipal bonds and U.S. Treasury securities. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. As of December 31, 2011, we had total cash and investments of approximately $2.2 billion.

The following table shows the types and percentages of our holdings within our investment portfolio, as well as the average Standard and Poor’s (“S&P”) ratings, if applicable, for our investment portfolio at December 31, 2011:

	Portfolio	Average S&P
	Percentage	Rating
Auction rate securities	0.5%	AAA
Cash, bank deposits and commercial paper	9.4%	AAA
Certificates of deposit	10.2%	AAA
Corporate bonds	25.9%	A
Debt securities of government sponsored entities and U.S. Treasury securities	14.5%	AA+
Equity index funds	1.9%	*
Money market funds	19.2%	AAA
Municipal bonds	18.4%	AA+

	100.0%	AA

*	Not applicable.

Cash provided by financing activities was $282.1 million for the year ended December 31, 2011 compared to cash used in financing activities of $63.3 million for the year ended December 31, 2010. The change in cash flows from financing activities primarily related to net proceeds received from the issuance of our 7.5% Senior Notes as well as an increase in proceeds and the related tax benefit from employee stock option exercises and stock purchases of $41.7 million. The increase in cash provided by financing activities was partially offset by changes in bank overdrafts of $51.6 million due to timing of check cycles and an increase in repurchases of our common stock of $37.2 million pursuant to our ongoing share repurchase program.

We believe that existing cash and investment balances and cash flow from operations will be sufficient to support continuing operations, capital expenditures and our growth strategy for at least the next 12 months. As a result of the issuance of our 7.5% Senior Notes, our debt-to-total capital ratio increased to 33.8% at December 31, 2011 from 17.4% at December 31, 2010. Giving effect to the follow on offering of $75.0 million in aggregate principal amount of our 7.5% Senior Notes on January 18, 2012, our resulting debt-to-capital ratio would have been 36.3%. We utilize the debt-to-total capital ratio as a measure, among others, of our leverage and financial flexibility. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms.

On October 25, 2011, we signed an agreement to purchase substantially all of the operating assets and contract rights of Health Plus, a PHSP in New York, for $85.0 million. In addition to this expected use of available cash and investments, if consummated, the acquisition of Health Plus will require funding of additional statutory capital commensurate with the anticipated increase in the membership of our New York health plan in 2012.

Lastly, the government agencies with whom we contract can and have from time-to-time delayed the timing of payment of the premium revenue we are entitled to receive under our respective contracts by one month or more. This delay can be a result of cash management strategies on the part of the government agencies or other reasoning beyond our control. Despite any delays in premium payments, our contracts require that we pay claims for medical services within certain time frames which would require that we remit payments to providers for services in advance of receipts from the government agencies if such receipts are delayed. In general, we believe we will be able to collect any delayed premiums; however, if these delays occur in a significant market for an extended period of time or in more than one market that in the aggregate are significant to our consolidated business, our liquidity could be materially adversely affected. For example, we anticipate a delay in the timing of premium payments to our Georgia health plan from GA DCH during the first quarter of 2012, or longer, that may impact a significant portion of the premium payments owed to us for the affected period. If this anticipated delay continues for an extended period, our liquidity could be materially adversely affected.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include Health Maintenance Organizations (“HMOs”), one health insuring corporation (“HIC”), one accident and health insurance company (“A&H”) and one prepaid health services plan (“PHSP”). HMOs, HICs, A&Hs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and regulate the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the minimum capital and surplus levels under state regulations. As of December 31, 2011, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls or choose to increase capital at its subsidiary health plans during 2012 using unregulated cash, cash equivalents, investments or a combination thereof, particularly in light of expected growth in our Texas market and planned operations commencement in Louisiana and Washington. We believe, as a result, that we will continue to be in compliance with these requirements at least through the end of 2012. Additionally, in connection with our acquisition of the operating assets and contract rights of Health Plus, if consummated, we will also be required to fund certain minimum statutory capital levels commensurate with the anticipated increase in the membership of our New York health plan in 2012.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs, insurers and other entities bearing risk for healthcare coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs and insurers by establishing the minimum amount of capital appropriate for an HMO or insurer to support its overall business operations in consideration of its size, structure and risk profile. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action based on the HMO or insurer’s financial condition, ranging from (a) requiring insurers to submit a comprehensive RBC plan to the state insurance commissioner containing proposals for corrective action, to (b) requiring the state insurance commissioner to place the insurer under regulatory control (e.g., rehabilitation or liquidation) pursuant to the state insurer receivership statute. Eight of the eleven states in which we operated in at December 31, 2011 have adopted RBC as the measure of required surplus. At December 31, 2011, our consolidated RBC ratio for these states is estimated to be over 440% which compares to the required level of 200%, the level at which regulatory action would be initiated. In the remaining states, we have at least 120% of the state required surplus level.

Additionally, the 7.5% Senior Notes contain certain covenants restricting our ability, among other things, to pay dividends or make other distributions or payments subject to certain exceptions, including exceptions that allow us to incur debt or make restricted payments if certain ratios are met.

Contractual Obligations

The following table summarizes our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments at December 31, 2011 (in thousands):

Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Long-term obligations, including interest	$902,479	$292,479	$30,000	$30,000	$30,000	$30,000	$490,000
Operating lease obligations	88,229	16,501	13,092	10,963	9,983	9,336	28,354

Total contractual obligations	$990,708	$308,980	$43,092	$40,963	$39,983	$39,336	$518,354

Long-term Obligations. Long-term obligations at December 31, 2011 include amounts due under our 2.0% Convertible Senior Notes which were issued on March 28, 2007 and mature on May 15, 2012 and amounts due under our 7.5% Senior Notes which were issued on November 16, 2011 and mature on November 15, 2019. We intend to use available cash to repay at or prior to maturity our 2.0% Convertible Senior Notes.

On January 18, 2012, we issued an additional $75.0 million in aggregate principal amount of 7.5% Senior Notes due November 15, 2019. The additional $75.0 million in principal was issued at a premium of 103.75%. Following the issuance of the additional notes, the aggregate principal amount of our 7.5% Senior Notes outstanding was $475.0 million, resulting in an increase in contractual obligations for 2012 through 2016 of $5.6 million per year for interest owed on the additional issuance and in increase in contractual obligations of $91.9 million for years subsequent to 2016 through maturity.

Operating Lease Obligations. Our operating lease obligations at December 31, 2011 are primarily for payments under non-cancelable office space and office equipment leases.

Off-Balance Sheet Arrangements

We have no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships. Effective July 1, 2011, we renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009 in an aggregate principal amount of approximately $17.4 million, to meet certain obligations under our Medicaid contract in the state of Georgia through our Georgia health plan. The letter of credit is collateralized through cash and investments held by our Georgia health plan. Additionally, certain provisions of our 2.0% Convertible Senior Notes, convertible note hedges and warrant instruments are off-balance sheet arrangements, the details of which are described in Note 9 to our audited Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K.

Commitments

On October 25, 2011, we signed an agreement to purchase substantially all of the operating assets and contract rights of Health Plus, a PHSP in New York, for $85.0 million. Health Plus currently serves approximately 320,000 members in New York State’s Medicaid, Family Health Plus and Child Health Plus programs, as well as the federal Medicare Advantage program. We intend to fund the purchase price through available cash. The transaction is subject to regulatory approvals and other closing conditions and is expected to close in the first half of 2012; although, there can be no assurance as to the timing of consummation of this transaction or if this transaction will be consummated at all.

As of December 31, 2011, we had no other material commitments.

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

Our audited Consolidated Balance Sheets include a number of assets whose fair values are subject to market risk. Due to our significant investment in fixed-income investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. The financial markets have experienced periods of volatility and disruption, which have impacted liquidity and valuations of many financial instruments. While we do not believe we have experienced material adverse changes in the value of our cash equivalents and investments, disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our financial position, results of operations, or cash flows. As of December 31, 2011, substantially all of our investments were in high-quality securities that have historically exhibited good liquidity.

The fair value of our fixed-income investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed-income investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time-to-time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of December 31, 2011, an increase of 1.0% in interest rates on securities with maturities greater than one year would reduce the fair value of our fixed-income investment portfolio by approximately $29.4 million. Conversely, a reduction of 1.0% in interest rates on securities with maturities greater than one year would increase the fair value of our fixed-income investment portfolio by approximately $28.5 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1.0% change in interest rates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

AMERIGROUP Corporation:

We have audited the accompanying consolidated balance sheets of AMERIGROUP Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERIGROUP Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMERIGROUP Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Norfolk, Virginia
February 24, 2012

Item 8.	Financial Statements and Supplementary Data

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$546,811	$763,946
Short-term investments	394,346	230,007
Premium receivables	106,510	83,203
Deferred income taxes	24,720	28,063
Provider and other receivables	34,767	32,861
Prepaid expenses	37,851	13,538
Other current assets	20,755	7,083

Total current assets	1,165,760	1,158,701
Long-term investments	1,118,127	639,165
Investments on deposit for licensure	128,063	114,839
Property, equipment and software, net	110,602	96,967
Other long-term assets	18,300	13,220
Goodwill	260,496	260,496

Total assets	$2,801,348	$2,283,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$573,448	$510,675
Unearned revenue	780	103,067
Accrued payroll and related liabilities	63,475	71,253
Contractual refunds payable	40,123	44,563
Accounts payable, accrued expenses and other	149,353	121,283
Current portion of long-term debt	256,995	—

Total current liabilities	1,084,174	850,841
Long-term debt	400,000	245,750
Deferred income taxes	19,447	7,393
Other long-term liabilities	13,208	13,767

Total liabilities	1,516,829	1,117,751

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; outstanding 46,878,474 and 48,167,229 at December 31, 2011 and 2010, respectively	573	554
Additional paid-in capital	637,605	543,611
Accumulated other comprehensive income	11,942	627
Retained earnings	1,059,624	864,003

	1,709,744	1,408,795
Less treasury stock at cost (11,201,634 and 7,759,234 shares at December 31, 2011 and 2010, respectively)	(425,225)	(243,158)

Total stockholders’ equity	1,284,519	1,165,637

Total liabilities and stockholders’ equity	$2,801,348	$2,283,388

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Premium	$6,301,425	$5,783,458	$5,158,989
Investment income and other	16,969	22,843	29,081

Total revenues	6,318,394	5,806,301	5,188,070

Expenses:
Health benefits	5,272,259	4,722,106	4,407,273
Selling, general and administrative	514,804	452,069	394,089
Premium tax	163,566	143,896	134,277
Depreciation and amortization	37,369	35,048	34,746
Interest	20,550	16,011	16,266

Total expenses	6,008,548	5,369,130	4,986,651

Income before income taxes	309,846	437,171	201,419
Income tax expense	114,225	163,800	52,140

Net income	$195,621	$273,371	$149,279

Net income per share:
Basic net income per share	$4.10	$5.52	$2.89

Weighted average number of common shares outstanding	47,731,265	49,522,202	51,647,267

Diluted net income per share	$3.82	$5.40	$2.85

Weighted average number of common shares and dilutive potential common shares outstanding	51,163,108	50,608,008	52,309,268

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings			Total Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balances at December 31, 2008	52,673,363	$539	$466,926	$(4,022)	$441,353	1,207,510	$(32,137)	$872,659
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	714,161	7	11,034	—	—	—	—	11,041
Compensation expense related to share-based payments	—	—	15,936	—	—	—	—	15,936
Tax benefit related to share-based payments	—	—	842	—	—	—	—	842
Employee stock relinquished for payment of taxes	(24,161)	—	—	—	—	24,161	(591)	(591)
Employee stock relinquished for stock option exercises	(11,322)	—	—	—	—	11,322	(344)	(344)
Common stock repurchases	(2,713,567)	—	—	—	—	2,713,567	(69,751)	(69,751)
Unrealized gain on held-to-maturity investment portfolio at time of transfer to available-for-sale, net of tax	—	—	—	3,030	—	—	—	3,030
Unrealized gain on available-for-sale securities, net of tax	—	—	—	2,346	—	—	—	2,346
Other	—	—	(3)	—	—	—	—	(3)
Net income	—	—	—	—	149,279	—	—	149,279

Balances at December 31, 2009	50,638,474	546	494,735	1,354	590,632	3,956,560	(102,823)	984,444
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	1,331,429	8	26,458	—	—	—	—	26,466
Compensation expense related to share-based payments	—	—	19,635	—	—	—	—	19,635
Tax benefit related to share-based payments	—	—	3,097	—	—	—	—	3,097
Employee stock relinquished for payment of taxes	(54,005)	—	—	—	—	54,005	(1,795)	(1,795)
Common stock repurchases	(3,748,669)	—	—	—	—	3,748,669	(138,540)	(138,540)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(727)	—	—	—	(727)
Other	—	—	(314)	—	—	—	—	(314)
Net income	—	—	—	—	273,371	—	—	273,371

Balances at December 31, 2010	48,167,229	554	543,611	627	864,003	7,759,234	(243,158)	1,165,637
Common stock issued upon exercise of stock options, vesting of restricted stock grants, and purchases under the employee stock purchase plan	2,153,645	19	52,535	—	—	—	—	52,554
Compensation expense related to share-based payments	—	—	22,868	—	—	—	—	22,868
Tax benefit related to share-based payments, net	—	—	18,593	—	—	—	—	18,593
Employee stock relinquished for payment of taxes	(102,932)	—	—	—	—	102,932	(6,349)	(6,349)
Common stock repurchases	(3,339,468)	—	—	—	—	3,339,468	(175,718)	(175,718)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	11,315	—	—	—	11,315
Other	—	—	(2)	—	—	—	—	(2)
Net income	—	—	—	—	195,621	—	—	195,621

Balances at December 31, 2011	46,878,474	$573	$637,605	$11,942	$1,059,624	11,201,634	$(425,225)	$1,284,519

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$195,621	$273,371	$149,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,369	35,048	34,746
Loss on disposal or abandonment of property, equipment and software	646	354	585
Deferred tax expense (benefit)	9,055	(2,262)	818
Compensation expense related to share-based payments	22,868	19,635	15,936
Non-cash interest expense	11,454	10,646	9,974
Gain on sale of intangible assets	—	(4,000)	—
Gain on sale of contract rights	—	—	(5,810)
Amortization (accretion) of investment premiums (discounts) and other	15,039	9,219	(167)
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Premium receivables	(23,307)	21,664	(18,272)
Prepaid expenses, provider and other receivables and other current assets	(28,487)	(10,818)	(2,310)
Other assets	(1,820)	(691)	(1,146)
Claims payable	62,773	(18,361)	(7,071)
Accounts payable, accrued expenses, contractual refunds payable and other current liabilities	9,624	61,967	(43,758)
Unearned revenue	(102,287)	4,769	15,710
Other long-term liabilities	(559)	1,408	(1,480)

Net cash provided by operating activities	207,989	401,949	147,034

Cash flows from investing activities:
Proceeds from sale of trading securities	—	12,000	5,850
Proceeds from sale or call of available-for-sale securities	1,069,141	1,063,119	299,239
Purchase of available-for-sale securities	(1,713,571)	(1,104,496)	(648,670)
Proceeds from redemption of held-to-maturity securities	—	—	273,125
Purchase of held-to-maturity securities	—	—	(194,851)
Proceeds from redemption of investments on deposit for licensure	132,963	86,345	72,164
Purchase of investments on deposit for licensure	(145,879)	(98,737)	(79,574)
Purchase of property, equipment and software	(49,847)	(29,463)	(29,738)
Proceeds from sale of intangible assets	—	4,000	—
Proceeds from sale of contract rights	—	—	5,810
Purchase of contract rights and related assets	—	(13,420)	—

Net cash used in investing activities	(707,193)	(80,652)	(296,645)

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Proceeds from issuance of long-term debt	400,000	—	—
Issuance costs of long-term debt	(5,793)	—	—
Repayment of convertible notes principal	(120)	—	—
Payment of conversion premium on converted notes	(82)	—	—
Proceeds from convertible notes hedge instruments	82	—	—
Repayment of borrowings under credit facility	—	—	(44,318)
Net (decrease) increase in bank overdrafts	(10,691)	40,890	(2,492)
Customer funds administered	3,160	4,821	(2,725)
Proceeds from exercise of stock options and employee stock purchases	52,554	26,466	10,698
Repurchase of common stock shares	(175,718)	(138,540)	(69,751)
Tax benefit related to share-based payments	18,677	3,097	842

Net cash provided by (used in) financing activities	282,069	(63,266)	(107,746)

Net (decrease) increase in cash and cash equivalents	(217,135)	258,031	(257,357)
Cash and cash equivalents at beginning of year	763,946	505,915	763,272

Cash and cash equivalents at end of year	$546,811	$763,946	$505,915

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,348	$5,380	$6,302

Cash paid for income taxes	$110,255	$169,890	$51,745

Supplemental disclosures non-cash information:
Auction rate securities pending settlement	$3,439	$—	$—

Employee stock relinquished for payment of taxes	$(6,349)	$(1,795)	$(591)

Employee stock relinquished for stock option exercises	$—	$—	$(344)

Transfer of held-to-maturity securities to available-for-sale securities	$—	$—	$424,237

Transfer of held-to-maturity investments on deposit to available-for-sale investments on deposit	$—	$—	$98,458

Unrealized gain on held-to-maturity portfolio at time of transfer to available-for-sale, net of tax	$—	$—	$3,030

Unrealized gain (loss) on available-for-sale securities, net of tax	$11,315	$(727)	$2,346

See accompanying notes to consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

AMERIGROUP Corporation was incorporated in 1994 and began operations of its wholly-owned subsidiaries to develop, own and operate as managed healthcare companies. The Company operates in one business segment with a single line of business.

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

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash equivalents of $539,512 and $741,835 at December 31, 2011 and 2010, respectively. Cash equivalents at December 31, 2011 consisted of certificates of deposit, commercial paper, money market funds and municipal bonds. Cash equivalents at December 31, 2010 consisted of certificates of deposit, commercial paper, corporate bonds, money market funds, municipal bonds and U.S. Treasury securities.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Cash equivalents and short-term investments (other than certificates of deposit), long-term investments (other than auction rate securities), investments on deposit for licensure and long-term debt: Fair value for these items is determined based upon quoted market prices.

Certificates of deposit and auction rate securities: Fair value is determined based upon discounted cash flow analyses.

Additional information regarding fair value measurements is included in Note 3, Fair Value Measurements.

(c)	Short- and Long-Term Investments and Investments on Deposit for Licensure

Short- and long-term investments and investments on deposit for licensure at December 31, 2011 and 2010 consisted of investment vehicles including auction rate securities, certificates of deposit, commercial paper, corporate bonds, debt securities of government sponsored entities, money market funds, municipal bonds and U.S. Treasury securities. Additionally, the Company held investments in equity index funds at December 31, 2011 and investments in federally insured corporate bonds at December 31, 2010. The Company considers all investments with original maturities greater than three months but less than or equal to twelve months to be short-term investments. At December 31, 2011, all of the Company’s securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with changes in fair value reported in accumulated other comprehensive income until realized through the sale or maturity of the security or at the time at which an other-than-temporary-impairment is determined.

As a condition for licensure by various state governments to operate health maintenance organizations (“HMOs”), health insuring corporations (“HICs”), accident and health insurance companies (“A&Hs”) or prepaid health services plans (“PHSPs”), the Company is required to maintain certain funds on deposit, in specific dollar amounts based on either formulas or set amounts, with or under the control of the various departments of insurance. The Company purchases interest-bearing investments with a fair value equal to or greater than the required dollar amount. The interest that accrues on these investments is not restricted and is available for withdrawal.

During the year ended December 31, 2009, the Company began reporting all of the debt securities in its investment portfolio as available-for-sale, other than certain auction rate securities that were subject to a forward contract and continued to be classified as trading securities until sold in 2010. The decision to reclassify the securities as available-for-sale is intended to provide the Company with the opportunity to improve liquidity and increase investment returns through prudent investment management while providing financial flexibility in determining whether to hold those securities to maturity. Additional information regarding the impact to accumulated other comprehensive income as a result of the reclassification of debt securities is included in Note 18, Comprehensive Income. Additional information regarding the sale of certain auction rate securities that were subject to a forward contract and continued to be classified as trading securities until sold in 2010 is included in Note 3, Fair Value Measurements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Other assets include cash surrender value of life insurance policies, debt issuance costs net of accumulated amortization related to the 7.5% Senior Notes, deposits, amortizable intangible assets acquired in business combinations net of accumulated amortization and cash on deposit for payment of claims under administrative services only (“ASO”) arrangements. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the audited Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the audited Consolidated Balance Sheets. No impairment of long-lived assets was recorded in 2011, 2010 or 2009.

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

Included in contractual refunds payable is a liability for contractual premium. The Company’s contracts in the states of Maryland, Florida, New Jersey and Virginia contain provisions relating to the amount of profit that can be earned. Depending on the contract, these profit collars are determined based on items such as minimum medical loss ratios or underwriting gain limitations and can be based on a calendar year or a state fiscal year basis. Medical loss ratio calculations typically limit the medical expenses as a percentage of revenue to a predetermined contractual percentage. Underwriting gain limitations limit the income before taxes and investment income to a predetermined percentage. Accruals for these refunds payable are reflected as reductions to premium revenue. Any adjustment made to the estimated liability as a result of final settlement is included in current operations.

Experience rebate payable, included in contractual refunds payable, consists of estimates of amounts due under contracts with the state of Texas. These amounts are computed based on a percentage of the contract profits as defined in the contract with the state. The profitability computation includes premium revenue earned from the state less paid medical and administrative costs incurred and estimated unpaid claims payable for the applicable membership. The unpaid claims payable estimates are based on historical payment patterns using actuarial techniques. A final settlement is generally made 334 days after the contract period ends using paid claims data and is subject to audit by the state of Texas any time thereafter. Accruals for this rebate payable are reflected as a reduction in premium revenue. Any adjustment made to the experience rebate payable as a result of final settlement is included in current operations.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Additionally, delays in annual premium rate changes require that the Company defer the recognition of any increases to the period in which the premium rates become final. The time lag between the effective date of a premium rate increase and the final contract can and has in the past been delayed one quarter or more. The value of the impact can be significant in the period in which it is recognized dependent on the magnitude of the premium rate increase, the membership to which it applies and the length of the delay between the effective date of the rate increase and the final contract date. Premium rate decreases are recognized in the period the change in premium rate becomes effective and the change in the rate is known, which may be prior to the period when the contract amendment affecting the rate is finalized.

(l)	Stop-Loss Coverage

Stop-loss premiums, net of recoveries, are included in health benefits expense in the accompanying audited Consolidated Statements of Income.

(m)	Stock-Based Compensation

Stock-based compensation expense related to share-based payments is recorded using an estimate of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models. The fair value of employee stock awards is equal to the grant date closing price of the Company’s common stock as listed on the New York Stock Exchange. The fair value of performance-based employee stock awards subject to a market condition, if applicable, is calculated using a Monte Carlo valuation model. Expense associated with the performance-based restricted stock awards subject to the market condition, if and when the market condition is applicable, is recognized regardless of whether the market condition is met.

Stock-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the applicable awards, which is generally annually over four years. For grants awarded in 2010 and prior years, the service period is generally quarterly over four years.

(n)	Premium Tax

Taxes based on premium revenues are currently paid by all of the Company’s health plan subsidiaries except in the states of Florida and Virginia. The state of Georgia repealed its premium tax levy effective October 1, 2009 which was subsequently reinstated at a lower rate in July 2010. As of December 31, 2011, premium taxes range from 1.75% to 7.50% of premium revenue or are calculated on a per member per month basis.

(o)	Income Taxes

The Company accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

(p)	Net Income Per Share

Basic net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential common shares and has been computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potential dilutive securities. Dilutive potential common shares may consist of outstanding stock options, restricted shares and restricted share units subject to performance and/or market conditions, convertible debt securities and warrants. Restricted shares and restricted share units subject to performance and/or market conditions are only included in the calculation of diluted net income per common share if all of the necessary performance and/or market conditions have been satisfied assuming the current reporting period were the end of the performance period and the impact is not anti-dilutive. All potential dilutive securities are determined by applying the treasury stock method.

(q)	Recent Accounting Standards

Balance Sheet Offsetting

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to disclosures about offsetting assets and liabilities within the balance sheet. The new guidance requires entities to disclose quantitative and qualitative information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 and is to be applied retrospectively. The adoption of this new guidance in 2013 will not impact the Company’s financial position, results of operations or cash flows.

Goodwill

In September 2011, the FASB issued new guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance will not impact the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB issued new guidance related to performing the goodwill impairment test for reporting units with zero or negative carrying amounts. The new guidance eliminated an entity’s ability to assert that it does not need to perform Step 2 of the goodwill impairment test based solely on the fact that a business unit’s carrying amount is zero or negative. Entities are now required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists as a result of any adverse qualitative factors. The adoption of this new guidance in 2011 did not impact the Company’s financial position, results of operations or cash flows.

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

Comprehensive Income

In June 2011, the FASB issued new guidance, as amended in December 2011, related to the presentation of other comprehensive income. The new guidance provides entities with an option to either replace the statement of income with a statement of comprehensive income which would display both the components of net income and comprehensive income in a combined statement, or to present a separate statement of comprehensive income immediately following the statement of income. The new guidance does not affect the components of other comprehensive income or the calculation of earnings per share; is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; and is to be applied retrospectively with early adoption permitted. The adoption of this new guidance in 2012 will not impact the Company’s financial position, results of operations or cash flows.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value

In May 2011, the FASB issued new guidance related to fair value measurement and disclosure. The new guidance is a result of joint efforts by the FASB and the International Accounting Standards Board to develop a single converged fair value framework. The new guidance expands existing disclosure requirements for fair value measurements and makes other amendments; mostly to eliminate wording differences between GAAP and international financial reporting standards. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, is to be applied prospectively; and early adoption is not permitted. The adoption of this new guidance in 2012 will not impact the Company’s financial position, results of operations or cash flows.

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

At December 31, 2011, the Company served members who received healthcare benefits through contracts with the regulatory entities in the jurisdictions in which it operates. For the year ended December 31, 2011, the Texas contract represented approximately 22% of premium revenues and the Tennessee, Georgia and Maryland contracts represented approximately 14%, 12% and 11% of premium revenues, respectively. The Company’s state contracts have terms that are generally one- to two-years in length, some of which contain optional renewal periods at the discretion of the individual states. Some contracts also contain a termination clause with notification periods ranging from 30 to 180 days. At the termination of these contracts, re-negotiation of terms or the requirement to enter into a re-bidding or reprocurement process is required to execute a new contract. If these contracts were not renewed on favorable terms to the Company, the Company’s financial position, results of operations or cash flows could be materially adversely affected.

(s)	Advertising and Related Marketing Activities

The Company expenses advertising and related marketing activities as incurred. Advertising and related marketing expense was $15,092, $5,084 and $6,245 for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)	Fair Value Measurements

Assets and liabilities recorded at fair value in the audited Consolidated Balance Sheets are categorized based upon a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1 — Observable inputs such as quoted prices in active markets: The Company’s Level 1 securities consist of debt securities of government sponsored entities, equity index funds, money market funds and U.S. Treasury securities. The Company’s Level 1 securities also consisted of federally insured corporate bonds at December 31, 2010. Level 1 securities are included in cash equivalents, short-term investments, long-term investments and investments on deposit for licensure in the accompanying audited

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidated Balance Sheets. These securities are actively traded and therefore the fair value for these securities is based on quoted market prices on one or more securities exchanges.

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable: The Company’s Level 2 securities consist of certificates of deposit, commercial paper, corporate bonds and municipal bonds and are included in cash equivalents, short-term investments, long-term investments and investments on deposit for licensure in the accompanying audited Consolidated Balance Sheets. The Company’s investments in securities classified as Level 2 are traded frequently though not necessarily daily. Fair value for these securities, except certificates of deposit, is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. Fair value of certificates of deposit is determined using a discounted cash flow model comparing the stated rates of the certificates of deposit to current market interest rates for similar instruments.

Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions: The Company’s Level 3 securities consist of auction rate securities issued by student loan corporations established by various state governments. The auction events for these securities failed during early 2008 and have not resumed. Therefore, the estimated fair values of these securities have been determined utilizing an income approach, specifically discounted cash flow analyses. These analyses consider among other items, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data. As the timing of future successful auctions, if any, cannot be predicted, auction rate securities are classified as long-term investments in the accompanying audited Consolidated Balance Sheets.

The Company has not elected to apply the fair value option available under current guidance for any financial assets and liabilities that are not required to be measured at fair value. Transfers between levels, as a result of changes in the inputs used to determine fair value, are recognized as of the beginning of the reporting period in which the transfer occurs. There were no transfers between levels for the years ended December 31, 2011 and 2010.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Assets

The Company’s assets measured at fair value on a recurring basis at December 31, 2011 were as follows:

				Fair Value Measurements at Reporting Date Using
	Fair Value of Cash Equivalents	Fair Value of Available-for- Sale Securities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$—	$11,551	$11,551	$—	$—	$11,551
Certificates of deposit	105,017	118,094	223,111	—	223,111	—
Commercial paper	26,617	172,564	199,181	—	199,181	—
Corporate bonds	—	566,724	566,724	—	566,724	—
Debt securities of government sponsored entities	—	290,543	290,543	290,543	—	—
Equity index funds	—	40,843	40,843	40,843	—	—
Money market funds	404,757	15,067	419,824	419,824	—	—
Municipal bonds	3,121	399,026	402,147	—	402,147	—
U.S. Treasury securities	—	26,124	26,124	26,124	—	—

Total assets measured at fair value	$539,512	$1,640,536	$2,180,048	$777,334	$1,391,163	$11,551

The Company’s assets measured at fair value on a recurring basis at December 31, 2010 were as follows:

				Fair Value Measurements at Reporting Date Using
	Fair Value of Cash Equivalents	Fair Value of Available-for- Sale Securities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$—	$21,293	$21,293	$—	$—	$21,293
Certificates of deposit	137,215	13,651	150,866	—	150,866	—
Commercial paper	34,742	14,793	49,535	—	49,535	—
Corporate bonds	1,002	237,916	238,918	—	238,918	—
Debt securities of government sponsored entities	—	332,051	332,051	332,051	—	—
Federally insured corporate bonds	—	21,454	21,454	21,454	—	—
Money market funds	564,112	20,315	584,427	584,427	—	—
Municipal bonds	3,764	300,817	304,581	—	304,581	—
U.S. Treasury securities	1,000	21,721	22,721	22,721	—	—

Total assets measured at fair value	$741,835	$984,011	$1,725,846	$960,653	$743,900	$21,293

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the years ended December 31, 2011 and 2010:

	2011	2010
Balance at beginning of period	$21,293	$58,003
Total net realized loss included in investment income and other	(162)	(290)
Total net unrealized gain included in other comprehensive income	358	2,790
Sales	—	(12,000)
Calls by issuers	(9,938)	(27,210)

Balance at end of period	$11,551	$21,293

During the years ended December 31, 2011 and 2010, proceeds from the sale or call of certain investments in auction rate securities, the net realized (loss) gain and the amount of prior period unrealized losses reclassified from accumulated other comprehensive income on a specific-identification basis were as follows (excludes the impact of the forward contract discussed below):

	December 31,
	2011	2010
Proceeds from sale or call of auction rate securities	$9,938	$39,210
Total net realized (loss) gain recorded in investment income and other	(162)	875
Unrealized loss reclassified from accumulated other comprehensive income, included in net realized (loss) gain above	(162)	(290)

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

Liabilities

The 7.5% Senior Notes (see Note 9) are carried at face value in the accompanying audited Consolidated Balance Sheets. The estimated fair value of the 7.5% Senior Notes is determined based upon a quoted market price. As of December 31, 2011, the fair value of the borrowings under the 7.5% Senior Notes was $414,048 compared to the face value of $400,000. The 7.5% Senior Notes were issued November 16, 2011.

The 2.0% Convertible Senior Notes (see Note 9) are carried at cost plus the value of the accreted discount in the accompanying audited Consolidated Balance Sheets, or $256,995 and $245,750 as of December 31, 2011 and 2010, respectively. The estimated fair value of the 2.0% Convertible Senior Notes is determined based upon a

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

quoted market price. As of December 31, 2011 and 2010, the fair value of the borrowings under the 2.0% Convertible Senior Notes was $371,005 and $303,550, respectively, compared to the face value of $259,880 and $260,000, respectively.

(4)	Short- and Long-Term Investments and Investments on Deposit for Licensure

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short- and long-term investments and investments on deposit for licensure held at December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$12,550	$—	$999	$11,551
Certificates of deposit	118,081	13	—	118,094
Commercial paper	172,657	2	95	172,564
Corporate bonds	565,382	2,852	1,510	566,724
Debt securities of government sponsored entities	289,901	742	100	290,543
Equity index funds	40,146	1,355	658	40,843
Money market funds	15,067	—	—	15,067
Municipal bonds	382,049	16,978	1	399,026
U.S. Treasury securities	26,045	80	1	26,124

Total	$1,621,878	$22,022	$3,364	$1,640,536

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The amortized cost and fair value of investments in debt securities, by contractual maturity, for available-for-sale short- and long-term investments and investments on deposit for licensure held at December 31, 2011 were as follows:

	Amortized Cost	Fair Value
Maturing within one year	$551,658	$552,129
Maturing between one year and five years	739,375	741,922
Maturing between five years and ten years	192,856	205,905
Maturing in greater than ten years	97,845	99,737

Total	$1,581,734	$1,599,693

Investments in equity index funds with a cost of $40,146 and a fair value of $40,843 are excluded from the table above because they do not have contractual maturities.

For the years ended December 31, 2011 and 2010, a net unrealized gain of $17,651 and a net unrealized loss of $1,201, respectively, was recorded to accumulated other comprehensive income as a result of changes in fair value for investments classified as available-for-sale.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables show the fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired at December 31, 2011 and 2010. Investments are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Greater
	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities
2011:
Auction rate securities	$—	$—	—	$11,551	$999	3
Commercial paper	149,074	95	12	—	—	—
Corporate bonds	185,231	1,498	98	8,989	12	1
Debt securities of government sponsored entities	103,766	100	28	—	—	—
Equity index funds	17,021	658	5	—	—	—
Municipal bond	5,129	1	1	—	—	—
U.S. Treasury securities	12,025	1	3	—	—	—

Total temporarily impaired securities	$472,246	$2,353	147	$20,540	$1,011	4

	Less than 12 Months			12 Months or Greater
	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities
2010:
Auction rate securities	$—	$—	—	$21,293	$1,357	6
Commercial paper	19,495	4	8	—	—	—
Corporate bonds	71,278	186	37	—	—	—
Debt securities of government sponsored entities	86,881	465	29	—	—	—
Federally insured corporate bond	4,036	3	1	—	—	—
Municipal bonds	160,860	1,562	64	—	—	—
U.S. Treasury securities	9,564	1	3	—	—	—

Total temporarily impaired securities	$352,114	$2,221	142	$21,293	$1,357	6

The Company typically invests in highly-rated debt securities and its investment policy generally limits the amount of credit exposure to any one issuer. Additionally, the Company’s portfolio includes a relatively small position in equity index funds whose underlying assets are issued by companies in the Standard and Poor’s 500 or by similar quality issuers. The Company’s investment policy requires investments to generally be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss and maintaining appropriate liquidity for the Company’s operations. Fair values were determined for each individual security in the investment portfolio. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, general market conditions and the Company’s intent to

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of a security’s amortized cost basis. During the year ended December 31, 2011, the Company did not record any charges for other-than-temporary impairment of its available-for-sale securities.

As of December 31, 2011, the Company’s investments in debt securities in an unrealized loss position all hold investment grade ratings by various credit rating agencies. Additionally, the issuers have been current on all interest payments. The temporary declines in value at December 31, 2011 are primarily due to fluctuations in short-term market interest rates and the lack of liquidity of auction rate securities. Auction rate securities that have been in an unrealized loss position for greater than 12 months have experienced losses due to the lack of liquidity for these instruments, not as a result of impairment of the underlying debt securities. The unrealized loss positions on equity index funds as of December 31, 2011 are primarily due to recent market volatility in the corresponding equity indices that these funds are designed to replicate. These equity index funds have been trading below cost continuously for less than six months with the maximum decline of any equity holding below cost position of six percent which the Company believes is typical of the market volatility of these types of funds at any point in time but not representative of other-than-temporary impairment. Additionally, each equity index fund in an unrealized loss position at December 31, 2011 is actively traded and all received a dividend payment in the fourth quarter of 2011. The Company does not intend to sell the debt and equity securities in an unrealized loss position prior to maturity or recovery and it is not likely that the Company will be required to sell these securities prior to maturity or recovery; therefore, there is no indication of other-than-temporary impairment for these securities.

(5)	Property, Equipment and Software, Net

Property, equipment and software, net at December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Leasehold improvements	$46,150	$35,997
Furniture and fixtures	23,666	21,742
Equipment	63,303	60,924
Software	180,607	152,987

	313,726	271,650
Less accumulated depreciation and amortization	(203,124)	(174,683)

	$110,602	$96,967

Depreciation and amortization expense on property and equipment was $13,384, $12,795 and $15,506 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense on software was $22,182, $20,349 and $16,392 for the years ended December 31, 2011, 2010 and 2009, respectively.

(6)	Market Updates

(a)	Awards and Acquisitions

Georgia

In June 2011, the Company received notification from the Georgia Department of Community Health (“GA DCH”) that GA DCH was exercising its option to renew, effective July 1, 2011, the Company’s Temporary Assistance for Needy Families (“TANF”) and CHIP contract between the Company’s Georgia health plan and GA DCH. On December 29, 2011, the Company received the executed amended and restated contract

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

incorporating all prior amendments and revising certain terms and conditions including, among other things, the addition of two one-year option terms to the contract, exercisable by GA DCH, which potentially extends the total term of the contract until June 30, 2014. The amended and restated contract also provides the Company’s Georgia health plan the option to expand statewide provided it is able to demonstrate compliance with the contract requirements in all service regions. The Company can give no assurance that its entry, if any, into additional service areas in Georgia will be favorable to its financial position, results of operations or cash flows in future periods. Additionally, on December 29, 2011, the Company received an amendment to the amended and restated contract that revised premium rates retroactive to July 1, 2011. Upon receipt of the final amendment, the revised premium rates were recognized for the period from July 1, 2011 forward, in accordance with GAAP. The contract, as renewed, will terminate on June 30, 2012 if an option to renew the contract for an additional one-year term is not exercised by GA DCH. Additionally, the state has indicated its intent to begin reprocurement of the contract through a competitive bidding process in 2012.

Louisiana

On July 25, 2011, the Louisiana Department of Health and Hospitals (“DHH”) announced that the Company was one of five managed care organizations selected through a competitive procurement to offer healthcare coverage to Medicaid recipients in Louisiana through its Louisiana health plan. The state indicated that the managed care organizations will enroll collectively approximately 900,000 members statewide, including children and families served by Medicaid’s TANF as well as people with disabilities. Of the five managed care organizations selected, the Company is one of three providers that began offering services on a full-risk basis on February 1, 2012 to approximately 45,000 members in the first of three regions to be covered under the contract. Two managed care organizations that bid in the procurement but were not selected have protested the award of the contract to the Company and the other successful bidders and have instituted legal proceedings regarding the contract awards. While the Company believes that the award of the contract was proper, the Company is unable to predict the outcome of the state court challenges that have been filed and can give no assurances that the award will be upheld or that the impact to the Company’s operations in Louisiana will not be significant if it is not upheld.

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

New York

On October 25, 2011, the Company signed an agreement to purchase substantially all of the operating assets and contract rights of Health Plus, a Medicaid PHSP in New York, for $85,000. Health Plus currently serves approximately 320,000 members in New York State’s Medicaid, Family Health Plus and Child Health Plus programs, as well as the federal Medicare Advantage program. The transaction is subject to regulatory approvals and other closing conditions and is expected to close in the first half of 2012; although, there can be no assurance as to the timing of the consummation of this transaction or that this transaction will be consummated at all.

Effective October 1, 2011, covered benefits under the Company’s contracts in New York were expanded to include pharmacy coverage and long-term care/dual eligible members are expected to begin to transition to mandatory managed care beginning in 2012 representing a significant change in the operations of the Company’s New York health plan.

Tennessee

On January 18, 2012, the Company’s Tennessee health plan received an executed amendment to the Contractor Risk Agreement with the state of Tennessee TennCare Bureau. The amendment included a decrease of approximately 4.7% to the premium rates at which the Company’s Tennessee health plan provides Medicaid managed care services to eligible Medicaid members for the contract period July 1, 2011 through June 30, 2012. Additionally, the Tennessee contract employs an adjustment model to reflect the estimated risk profile of the participating managed care organizations’ membership, or a “risk adjustment factor”. This risk adjustment factor is determined annually subsequent to the determination of the premium rates established for the contract year. The risk adjustment factor resulted in a further reduction of 1.7% effective July 1, 2011. The revised premium rates, including the risk adjustment factor, have been recognized for the period from July 1, 2011 forward, in accordance with GAAP. The Company can provide no assurance that the decrease in premium rates will not have a material adverse effect on its financial position, results of operations or cash flows in future periods.

Texas

On October 6, 2011, one of the Company’s Texas health plans, AMERIGROUP Texas, Inc., received an executed amendment to the Texas Health and Human Services Commission (“HHSC”) Agreement for Health Services to the STAR, STAR+PLUS, CHIP and CHIP Perinatal programs for the contract period that began September 1, 2011. The amendment revised premium rates resulting in a net decrease of approximately 5.4%, effective September 1, 2011. The revised premium rates have been recognized since September 1, 2011, the effective date of the contract, in accordance with GAAP. The Company can provide no assurance that the impact of the decrease in premium rates will not have a material adverse effect on its financial position, results of operations or cash flows in future periods.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On August 1, 2011, HHSC announced that AMERIGROUP Texas, Inc. was awarded a contract to continue to provide Medicaid managed care services to its existing service areas of Austin, Dallas/Fort Worth, Houston (including the September 1, 2011 expansion into the Beaumont service area) and San Antonio. The Company will no longer participate in the Corpus Christi area, for which it served approximately 10,000 members as of December 31, 2011. In addition to the existing service areas, on March 1, 2012, the Company will begin providing Medicaid managed care services in three new service areas: Lubbock, El Paso and in the 164 counties defined by HHSC as the rural service areas. Additionally, the Company will begin providing prescription drug benefits for all of the Company’s Texas members and inpatient hospital services for the STAR+PLUS program. As of December 31, 2011, the Company’s Texas health plans served approximately 632,000 members. The new contracts with the state of Texas cover the period from March 1, 2012 through August 31, 2015.

In February 2011, AMERIGROUP Texas, Inc. began serving ABD members in the six-county service area surrounding Fort Worth, Texas through a separate expansion contract awarded by HHSC. As of December 31, 2011, approximately 27,000 members were served by the Company’s Texas health plan under this contract. Previously, the Company served approximately 14,000 ABD members in the Dallas and Fort Worth areas under an ASO contract that terminated on January 31, 2011.

Washington

On January 18, 2012, the Washington State Health Care Authority (“HCA”) announced that the Company’s Washington health plan was one of five managed care organizations selected through a competitive procurement to participate, subject to finalization of a contract, in the Healthy Options program and offer healthcare coverage to TANF, CHIP and Supplemental Security Income (“SSI”) eligibles who are not also eligible for Medicare. The state indicated that the managed care organizations will enroll collectively approximately 700,000 members and HCA intends to add 100,000 Medicaid beneficiaries who are eligible for SSI but not Medicare. Additionally, the Company’s Washington health plan will participate in the state’s Basic Health program, which currently provides subsidized health coverage for approximately 41,000 low-income adults.

(b)	Market Exits

South Carolina

On March 1, 2009, the South Carolina health plan sold its rights to serve Medicaid members pursuant to the contract with the state of South Carolina for $5,810. As a result of this transaction, the Company’s South Carolina health plan does not currently serve any members. Costs recorded to discontinue operations in South Carolina were not material to the Company’s results of operations, financial position or cash flows.

(7)	Summary of Goodwill and Acquired Intangible Assets

There were no changes in the carrying amount of goodwill for the year ended December 31, 2011. The change in the carrying amount of goodwill for the year ended December 31, 2010 is as follows:

	January 1, 2010	Additions(1)	Disposals/ Impairments	December 31, 2010
Goodwill	$258,155	$11,220	$—	$269,375
Accumulated impairment losses	(8,879)	—	—	(8,879)

Total	$249,276	$11,220	$—	$260,496

(1)	Goodwill associated with the acquisition of the Medicaid contract rights and rights under certain provider agreements of UHP on March 1, 2010.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Other acquired intangible assets, included in other long-term assets in the audited Consolidated Balance Sheets, at December 31, 2011 and 2010 are as follows:

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Membership rights and provider contracts	$28,171	$(26,594)	$28,171	$(26,106)
Non-compete agreements and trademarks	946	(946)	946	(946)

	$29,117	$(27,540)	$29,117	$(27,052)

During the year ended December 31, 2010, the Company sold certain trademarks for $4,000. The carrying value, net of accumulated amortization of these trademarks, was zero.

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $488, $589 and $404, respectively, and the estimated aggregate amortization expense for the five succeeding years is as follows:

Estimated Amortization Expense
2012	$365
2013	284
2014	225
2015	150
2016	120

(8)	Claims Payable

The following table presents the components of the change in medical claims payable for the years ended December 31:

	2011	2010	2009
Medical claims payable, beginning of the year	$510,675	$529,036	$536,107
Health benefits expense incurred during the year:
Related to current year	5,365,247	4,828,321	4,492,590
Related to prior years	(92,988)	(106,215)	(85,317)

Total incurred	5,272,259	4,722,106	4,407,273
Health benefits payments during the year:
Related to current year	4,823,667	4,359,216	4,007,789
Related to prior years	385,819	381,251	406,555

Total payments	5,209,486	4,740,467	4,414,344

Medical claims payable, end of the year	$573,448	$510,675	$529,036

Current year medical claims paid as a percent of current year health benefits expense incurred	89.9%	90.3%	89.2%

Health benefits expense incurred related to prior years as a percent of prior year medical claims payable as of December 31	(18.2)%	(20.1)%	(15.9)%

Health benefits expense incurred related to prior years as a percent of the prior year’s health benefits expense related to current year	(1.9)%	(2.4)%	(2.3)%

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Health benefits expense incurred during the year was reduced for amounts related to prior years by $92,988, $106,215 and $85,317 in the years ended December 31, 2011, 2010 and 2009, respectively. Actuarial standards of practice generally require that the liabilities established for accrued medical expenses be sufficient to cover obligations under an assumption of moderately adverse conditions. A portion of the reduction in health benefits expense incurred during the year related to prior years was attributable to releasing most of the provision for moderately adverse conditions for prior years. The amounts released were $28,749, $32,178 and $34,414 for the years ended December 31, 2011, 2010 and 2009, respectively.

The remaining reduction in health benefits expense incurred during the year, related to prior years, of $64,239, $74,037 and $50,903 for the years ended December 31, 2011, 2010 and 2009, respectively, primarily resulted from obtaining more complete claims information for claims incurred for dates of service in the prior years. These amounts are referred to as net reserve development. The Company experienced lower medical trend than originally estimated in addition to increased claim payment recoveries and coordination of benefits in 2011, 2010 and 2009 related to prior year dates of services for all periods. These factors also caused the actuarial estimates to include faster completion factors than were originally established. The lower medical trend, increased claim payment recoveries and faster completion factors each contributed to the net favorable reserve development in each respective period.

(9)	Long-Term Debt

Long-term debt consisted of the following at December 31, 2011 and 2010:

	2011	2010
2.0% Convertible Senior Notes due May 15, 2012	$256,995	$245,750
7.5% Senior Notes due November 15, 2019	400,000	—

Total long-term debt	656,995	245,750
Less current portion of 2.0% Convertible Senior Notes due May 15, 2012	256,995	—

Total long-term debt, less current portion	$400,000	$245,750

Senior Notes

On November 16, 2011, the Company issued $400,000 in aggregate principal amount of unsecured 7.5% Senior Notes due November 15, 2019 (the “7.5% Senior Notes”). Interest on the 7.5% Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2012. The 7.5% Senior Notes rank equally in right of payment with all of the Company’s existing and future indebtedness that is not expressly subordinated thereto, senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. In addition, the 7.5% Senior Notes will be structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries, unless the Company’s subsidiaries become guarantors of the 7.5% Senior Notes.

In the event of an equity offering by the Company, at any time prior to November 15, 2014, the Company may redeem up to 35.0% of the aggregate principal amount of 7.5% Senior Notes with the net cash proceeds of that equity offering and at a redemption price equal to 107.5% of the principal amount of the 7.5% Senior Notes redeemed, plus accrued and unpaid interest. Additionally, at any time prior to November 15, 2015, the Company

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

may redeem all or a part of the 7.5% Senior Notes at par plus accrued and unpaid interest plus a “make-whole” premium as determined pursuant to the indenture governing the 7.5% Senior Notes, dated November 16, 2011. On or after November 15, 2015, the Company may redeem all or a part of the 7.5% Senior Notes at the redemption prices set forth in the indenture and expressed as percentages of the principal amount, plus accrued and unpaid interest.

On January 18, 2012, the Company issued an additional $75,000 in aggregate principal amount of the 7.5% Senior Notes due November 15, 2019. The additional notes constitute a further issuance of, and are fungible with the $400,000 of 7.5% Senior Notes that the Company issued on November 16, 2011 and form a single series of debt securities with the initial notes. Following the issuance of the additional notes, the aggregate principal amount of the Company’s 7.5% Senior Notes outstanding was $475,000.

The 7.5% Senior Notes contain certain covenants restricting the Company’s ability, among other things, to incur additional indebtedness, pay dividends or make other distributions or payments, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, create certain liens and engage in certain types of mergers or acquisitions. These covenants are subject to certain exceptions, including exceptions that allow the Company to incur debt or make restricted payments if certain ratios are met. As of December 31, 2011, the Company believes it was in compliance with all covenants under the 7.5% Senior Notes.

Convertible Senior Notes

As of December 31, 2011 and 2010, the Company had outstanding $259,880 and $260,000, respectively, in aggregate principal amount of 2.0% Convertible Senior Notes issued March 28, 2007 and due May 15, 2012 (the “2.0% Convertible Senior Notes”). The carrying amount of the 2.0% Convertible Senior Notes at December 31, 2011 and 2010 was $256,995 and $245,750, respectively. The unamortized discount at December 31, 2011 and 2010 was $2,885 and $14,250, respectively. The unamortized discount at December 31, 2011 will continue to be amortized over the remaining five months until maturity unless accelerated due to conversions by the bondholders.

In May 2007, an automatic shelf registration statement was filed on Form S-3 with the Securities and Exchange Commission covering the resale of the 2.0% Convertible Senior Notes and common stock issuable upon conversion. The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of its existing and future senior debt and senior to all of its subordinated debt. The 2.0% Convertible Senior Notes are effectively subordinated to all existing and future liabilities of the Company’s subsidiaries and to any existing and future secured indebtedness. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year, and mature on May 15, 2012, unless earlier repurchased or converted.

Upon conversion of the 2.0% Convertible Senior Notes, the Company will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, the Company has the option to settle the excess with cash, shares of its common stock, or a combination thereof, based on a daily conversion value, as defined in the indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of the Company’s common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, if the market price of the Company’s common stock exceeds $42.53, the Company will be obligated to settle, in cash and/or shares of its common stock at its option, an amount equal to approximately $6,100 for each dollar in share price that the market price of the Company’s common stock

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

exceeds $42.53, or the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes. In periods prior to conversion, the 2.0% Convertible Senior Notes would also have a dilutive impact to earnings if the average market price of the Company’s common stock exceeds $42.53 for the period reported. As of December 31, 2011, the 2.0% Convertible Senior Notes had a dilutive impact to earnings per share as the average market price of the Company’s common stock of $56.67 for the year ended December 31, 2011 exceeded the conversion price of $42.53. The 2.0% Convertible Senior Notes did not have a dilutive impact to earnings per share for the years ended December 31, 2010 or 2009 as the average market price of the Company’s common stock for each of those years did not exceed the $42.53 conversion price.

At conversion, the dilutive impact would result if the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes, if any, is settled in shares of the Company’s common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder of the 2.0% Convertible Senior Notes that elects to convert their 2.0% Convertible Senior Notes in connection with such fundamental change. During the year ended December 31, 2011, certain bondholders converted $120 in aggregate principal amount of the 2.0% Convertible Senior Notes with a conversion value in excess of the principal amount of $82. The Company paid the consideration for the conversion of the 2.0% Convertible Senior Notes using cash on hand and the conversion value in excess of the principal amount converted was recouped through cash received from the counterparty pursuant to the convertible note hedge instruments, discussed below.

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

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of its common stock at an exercise price of $53.77 per share. If the average market price of the Company’s common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled in shares of its common stock. Consequently, under the provisions of the warrant instruments, if the market price of the Company’s common stock exceeds $53.77 at exercise, the Company will be obligated to settle in shares of its common stock an amount equal to approximately $6,100 for each dollar that the market price of its common stock exceeds $53.77 resulting in a dilutive impact to its earnings. The warrant instruments had a dilutive impact to earnings per share for the year ended December 31, 2011 as the average market price of the Company’s common stock for the year ended December 31, 2011 of $56.67 exceeded the $53.77 exercise price of the

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

warrants. The warrant instruments did not have a dilutive impact to earnings per share for the years ended December 31, 2010 or 2009 as the average market price of the Company’s common stock for each of those years did not exceed the $53.77 exercise price of the warrants.

The convertible note hedges and warrants are separate instruments which will not affect holders’ rights under the 2.0% Convertible Senior Notes.

As of December 31, 2011, the Company’s common stock was last traded at a price of $59.08 per share. Based on this value, if the 2.0% Convertible Senior Notes had been converted or matured at December 31, 2011, the Company would be obligated to pay the principal of the 2.0% Convertible Senior Notes plus an amount in cash or shares equal to $101,107. An amount equal to $101,107 would be owed to the Company in cash or in shares of its common stock through the provisions of the convertible note hedges resulting in net cash outflow equal to the principal amount of the 2.0% Convertible Senior Notes. At this per share value, the Company would be required to deliver approximately $32,460 in shares of its common stock under the warrant instruments or approximately 549,000 shares of its common stock at that price per share.

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

The following table reflects the amortization of the debt discount (non-cash interest) component and the contractual interest (cash interest) component for the 2.0% Convertible Senior Notes for each of the years presented:

	Years Ended December 31,
	2011	2010	2009
Interest expense:
Non-cash interest	$11,361	$10,646	$9,974
Cash interest	5,199	5,200	5,200

Total interest expense	$16,560	$15,846	$15,174

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(10)	Commitments and Contingencies

(a)	Minimum Reserve Requirements

Regulations governing the Company’s managed care operations in each of its licensed subsidiaries require the applicable subsidiaries to meet certain minimum net worth requirements. Each subsidiary was in compliance with its requirements at December 31, 2011.

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

The Company leases office space and office equipment under operating leases which expire at various dates through 2021. Future minimum payments under operating leases that have initial or non-cancelable lease terms in excess of one year are as follows at December 31, 2011:

Operating Leases

2012	$16,501
2013	13,092
2014	10,963
2015	9,983
2016	9,336
Thereafter	28,354

Total minimum lease payments	$88,229

These leases have various escalations, abatements and tenant improvement allowances that have been included in the total cost of each lease and amortized on a straight-line basis. Total rent expense for all office space and office equipment under non-cancelable operating leases was $18,298, $17,063 and $18,246 in 2011, 2010 and 2009, respectively, and is included in selling, general and administrative expenses in the accompanying audited Consolidated Statements of Income. The Company had no capital lease obligations at December 31, 2011.

(d)	Deferred Compensation Plans

The Company’s employees have the option to participate in a deferred compensation plan sponsored by the Company. All full-time and most part-time employees of the Company and its subsidiaries may elect to participate in this plan. This plan is a defined contribution profit sharing plan under Section (401)k of the Internal Revenue Code. Participants may contribute a certain percentage of their compensation subject to maximum federal and plan limits. The Company may elect to match a certain percentage of each employee’s contributions up to specified limits. For the years ended December 31, 2011, 2010 and 2009, the matching contributions under the plan were $7,204, $4,758 and $4,486, respectively.

Certain employees have the option to participate in a non-qualified deferred compensation plan sponsored by the Company. Participants may contribute a percentage of their income subject to maximum plan limits. The

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Company does not match any employee contributions; however, the Company’s obligation to the employee is equal to the employees’ deferrals plus or minus any return on investment the employee earns through self-selected investment allocations. Included in other long-term liabilities at December 31, 2011 and 2010, respectively was $6,688 and $6,612 related to this plan.

Included in other long-term assets at December 31, 2011 and 2010 is the cash surrender value of insurance policies of approximately equal value intended to match the obligation of the Company under this plan; however, the employees stand equal to all creditors with regards to the non-qualified deferred compensation plan and therefore retain no designated rights to this asset.

(e)	Letter of Credit

Effective July 1, 2011, the Company renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009 in an aggregate principal amount of approximately $17,400, to meet certain obligations under its Medicaid contract in the state of Georgia through its Georgia health plan. The letter of credit is collateralized through cash and investments held by the Company’s Georgia health plan.

(f)	Legal Proceedings

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

On February 2, 2012, the Company reached an agreement in principle with the plaintiffs to settle the litigation. The anticipated settlement, which is reflected in the accompanying audited Consolidated Financial Statements for the year ended December 31, 2011, did not have a material impact on the Company’s financial position, results of operations or cash flows. The terms of the final settlement are subject to court approval and there can be no assurance that the court will approve such settlement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(11)	Stock Option Plan

In May 2009, the Company’s shareholders adopted and approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, stock bonuses and other stock-based awards to employees and directors. The Company reserved for issuance a maximum of 3,635,000 shares of common stock under the 2009 Plan. In addition, shares remaining available for issuance under previous plans are available under the 2009 Plan. Under all plans, an option’s maximum term is ten years. As of December 31, 2011, the Company had a total 2,218,021 shares available for issuance under the 2009 Plan.

Stock option activity during the year ended December 31, 2011 was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2010	4,166,994	$29.09
Granted	148,920	55.27
Exercised	(1,756,274)	28.41
Expired	(858)	41.60
Forfeited	(1,173)	33.57

Outstanding at December 31, 2011	2,557,609	$31.08	$74,700	3.66

Exercisable as of December 31, 2011	1,555,223	$31.64	$44,372	3.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the year ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	45.79%-46.68%	46.88%-47.65%	47.28% -48.94%
Weighted average stock price volatility	46.41%	47.53%	48.89%
Expected option life	4.42 -4.75 years	1.63-5.50 years	2.42 - 5.56 years
Risk-free interest rate	0.81%-2.18%	0.64%-2.45%	0.60% - 2.73%
Dividend yield	None	None	None

Assumptions used in estimating the fair value at date of grant were based on the following:

i.	the expected life of each award granted was calculated using historical exercise patterns;

ii.	expected volatility is based on historical volatility levels, which the Company believes is indicative of future levels; and

iii.	the risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The weighted average fair value per share of options granted during the years ended December 31, 2011, 2010 and 2009 was $22.55, $16.13 and $13.80, respectively. The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $4,981, $7,674 and $8,148, respectively. The following table provides information related to options exercised during the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
	2011	2010	2009
Cash received upon exercise of options	$52,544	$26,466	$10,698
Related tax benefit realized	18,593	3,097	842

Total intrinsic value of options exercised was $57,304, $16,817 and $5,036, for the years ended December 31, 2011, 2010 and 2009, respectively.

Non-vested restricted stock for the twelve months ended December 31, 2011 is summarized below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested balance at December 31, 2010	1,228,982	$29.89
Granted	408,131	63.21
Vested	(330,086)	31.81
Forfeited	(17,894)	46.41

Non-vested balance at December 31, 2011	1,289,133	$40.29

Non-vested restricted stock includes grants conditioned upon service and/or performance based vesting. Service-based awards generally vest annually over a period of four years contingent only on the employees’ continued employment. Performance based awards contain a vesting condition based upon the extent of achievement of certain goals relating to the Company’s earnings per share in the grant year. The total number of shares that may vest is determined upon the earnings per share for the grant year with the determined number of shares then vesting annually over the following three and a third years. Performance based awards represent 41,774 shares of outstanding non-vested restricted stock awards.

As of December 31, 2011, there was $46,713 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.36 years.

(12)	Long-Term Incentive Plans

Prior to 2011, certain employees were eligible for a performance-based cash incentive award designed to retain key executives. Each eligible participant was assigned a cash target, the payment of which is deferred for three years. The amount of the target is dependent upon the participant’s performance against individual major job objectives in the first year of the program. The target award amount is funded over the three-year period, with the funding at the discretion of the Compensation and Organizational Management Committee of the Board of Directors. An executive is eligible for payment of a performance-based incentive award earned in any one year only if the executive remains employed with the Company and is in good standing on the date the payment is made following the third year of the three-year period. The expense recorded for the performance-based cash incentive awards for plan years prior to 2011 was $3,073, $7,051 and $3,192 in 2011, 2010 and 2009,

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

respectively. The related current portion of the cash liability for plan years that began prior to 2011 of $4,739 and $5,835 at December 31, 2011 and 2010, respectively, is included in accrued payroll and related liabilities for the amounts due under the 2009 plan payable in 2012. The related long-term portion of the cash liability for plan years prior to 2011 of $4,666 and $6,464 at December 31, 2011 and 2010, respectively, is included in other long-term liabilities.

Beginning in March 2011, under the terms of existing compensation plans, the Company granted performance-based restricted stock units and performance-based cash awards to certain of its senior executives with performance conditions that differed from those used in prior years. These awards are earned based upon the Company’s performance against pre-established targets, including return on equity, net income margin and revenue growth over the three-year performance period. In addition to the performance conditions, these awards also include a market condition, which under certain performance conditions, may ultimately impact the number of restricted stock units and total cash awarded. The market condition is satisfied if the Company’s total shareholder return is above the median total shareholder return of the Company’s peer group as determined by the Compensation and Organizational Management Committee of the Board of Directors. Under the terms of the awards, participants have the ability to earn between 0% and 200% of their target award based upon the attainment of performance and/or market conditions as defined.

Performance-based restricted stock units are classified as equity awards. The fair value of the awards subject to the market condition if applicable, is calculated using a Monte Carlo valuation model. Expense associated with the performance-based restricted stock units subject to the market condition, if and when the market condition is applicable, is recognized regardless of whether the market condition is met. During the year ended December 31, 2011, a target of 78,131 performance-based restricted stock units were granted with the ability for participants to earn between 0 and 156,262 units.

The following details of performance-based restricted stock units outstanding as of December 31, 2011 are provided based on current assumptions of future performance:

	Shares	Weighted Average Grant Date Fair Value

Outstanding units at December 31, 2010.	—	$—
Granted at target level	78,131	58.83
Adjustments above/(below) target level	19,313	58.83
Expired	—	—
Forfeited	(879)	58.83

Outstanding units at December 31, 2011	96,565	$58.83

Vested units at December 31, 2011	—
Unvested units at December 31, 2011	96,565
Unrecognized compensation expense	$4,390
Weighted average remaining period (years)	2.17

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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The performance-based awards vest over a three-year performance period if certain performance and/or market conditions are achieved. Compensation costs for the performance-based awards are recognized by the Company over the requisite service period based on the probable outcome of the application of the performance and/or market conditions. The Company estimates the possible outcome of the performance and/or market conditions at each reporting period. The Company recognizes compensation costs based upon this estimate of the shares and cash that are expected to ultimately vest. For the year ended December 31, 2011, $3,145 was recognized related to grants of performance-based restricted stock units and performance-based cash and is included in selling, general and administrative expenses in the accompanying audited Consolidated Statements of Income. The related long-term cash liability of $1,853 at December 31, 2011 is included in other long-term liabilities and the balance of the expense is recorded to additional paid-in capital.

(13)	Employee Stock Purchase Plan

On May 12, 2011, the Company adopted, based on approval by the Board of Directors and stockholders, an employee stock purchase plan (the “2011 ESPP”). The 2011 ESPP was designed to replace the Company’s previous employee stock purchase plan which was adopted on February 15, 2001 (the “2001 ESPP”) and expired pursuant to its ten-year term. The terms and conditions of the 2011 ESPP are unchanged from the terms and conditions of the 2001 ESPP. All of the Company’s employees who have at least 90 days of service, customarily work at least 20 hours per week and customarily work more than five months per year are eligible to participate, except for employees who own shares possessing five percent or more of the total combined voting power or value of the Company or its subsidiaries. Eligible employees may join the plan every six months. Purchases of common stock are priced at the lower of the stock price less 15% on the first day or the last day of the six-month period. The Company has reserved for issuance 1,200,000 shares of common stock under the 2011 ESPP. During the year ended December 31, 2011, no shares were issued under the 2001 ESPP and 73,717 shares were issued under the 2011 ESPP. During the years ended December 31, 2010 and 2009, the Company had issued 88,343 and 97,332 shares, respectively, under the 2001 ESPP. As of December 31, 2011 a total of 1,126,283 shares were available for issuance under the 2011 ESPP.

The fair value of the employees’ purchase rights granted in each of the six month offering periods during 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Six Month Offering Periods Ending
	December 31, 2011	June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009	June 30, 2009

Expected volatility	45.86%	46.58%	47.44%	48.10%	48.83%	47.32%
Expected term	6 months	6 months	6 months	6 months	6 months	6 months
Risk-free interest rate	0.10%	0.19%	0.22%	0.20%	0.35%	0.27%
Divided yield	None	None	None	None	None	None

The per share fair value of those purchase rights granted in each of the six month offering periods during 2011, 2010 and 2009 were as follows:

	Six Month Offering Periods Ending
	December 31, 2011	June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009	June 30, 2009

Grant-date fair value	$19.65	$12.34	$9.20	$7.69	$7.71	$8.36

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(14)	Income Taxes

Total income taxes for the years ended December 31, 2011, 2010 and 2009 were allocated as follows:

	Years Ended December 31,
	2011	2010	2009
Income taxes from continuing operations	$114,225	$163,800	$52,140
Stockholders’ equity, tax benefit related to share-based payments, net	(18,593)	(3,097)	(842)
Stockholders’ equity, tax expense related to unrealized gain on held-to-maturity investment portfolio at time of transfer to available-for-sale	—	—	1,835
Stockholders’ equity, tax expense (benefit) related to unrealized gain (loss) on available-for-sale securities	6,340	(476)	1,369

Income tax expense from continuing operations for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	Current	Deferred	Total
Year ended December 31, 2011:
U.S. federal	$98,062	$9,641	$107,703
State and local	7,108	(586)	6,522

	$105,170	$9,055	$114,225

Year ended December 31, 2010:
U.S. federal	$151,953	$(2,642)	$149,311
State and local	14,109	380	14,489

	$166,062	$(2,262)	$163,800

Year ended December 31, 2009:
U.S. federal	$48,532	$86	$48,618
State and local	2,790	732	3,522

	$51,322	$818	$52,140

Income tax expense from continuing operations differed from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following:

	Years Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Tax expense at statutory rate	$108,446	35.0	$153,010	35.0	$70,496	35.0
Increase in income taxes resulting from:
State and local income taxes, net of federal income tax effect	4,239	1.4	9,418	2.2	2,549	1.3
Effect of nondeductible expenses and other, net	1,540	0.5	1,372	0.3	1,544	0.7
Decrease in income taxes resulting from:
IRS pre-filing agreement on qui tam settlement	—	—	—	—	(22,449)	(11.1)

Total income tax expense	$114,225	36.9	$163,800	37.5	$52,140	25.9

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

For the year ended December 31, 2009, the Company recorded a $22,449 tax benefit under a pre-filing agreement with the Internal Revenue Service (“IRS”) relating to the 2008 qui tam litigation settlement. The pre-filing agreement program permits taxpayers to resolve tax issues in advance of filing their corporate income tax returns. The Company does not anticipate that there will be any further material changes to the tax benefit associated with this litigation settlement in future periods.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	December 31,
	2011	2010
Deferred tax assets:
Estimated claims incurred but not reported, a portion of which is deductible as paid for tax purposes	$5,160	$4,945
Vacation, bonus, stock compensation and other accruals, deductible as paid for tax purposes	28,273	27,182
Accounts receivable allowances, deductible as written off for tax purposes	9,614	7,532
Start-up costs, deductible in future periods for tax purposes	767	382
Unearned revenue, a portion of which is includible in income as received for tax purposes	—	8,257
2.0% Convertible Senior Notes	558	583
State net operating loss/credit carryforwards, deductible in future periods for tax purposes	648	—

Gross deferred tax assets	45,020	48,881
Deferred tax liabilities:
Goodwill, due to timing differences in book and tax amortization	(6,529)	(5,500)
Unrealized gains on investments	(6,717)	(377)
Property, equipment and software, due to timing differences in book and tax depreciation	(24,075)	(20,060)
Deductible prepaid expenses and other	(2,426)	(2,274)

Gross deferred tax liabilities	(39,747)	(28,211)

Net deferred tax assets	$5,273	$20,670

To assess the recoverability of deferred tax assets, the Company considers whether it is more likely than not that deferred tax assets will be realized. In making this determination, the scheduled reversal of deferred tax liabilities and whether projected future taxable income is sufficient to permit deduction of the deferred tax assets are taken into account. Based on the reversal of deferred tax liabilities, the level of historical taxable income and projections for future taxable income, the Company believes it is more likely than not that it will fully realize the benefits of the gross deferred tax assets of $45,020.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Prepaid income tax was $20,344 at December 31, 2011 and is included in prepaid expenses in the accompanying Consolidated Balance Sheet. Income tax payable was $2,643 at December 31, 2010 and is included in accounts payable, accrued expenses and other in the accompanying Consolidated Balance Sheet.

The Company is subject to U.S. federal income tax, as well as income taxes in multiple state jurisdictions. Substantially all U.S. federal income tax matters have been concluded for years through 2007. Substantially all material state matters have been concluded for years through 2007.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits as follows:

Amount
Balance at December 31, 2009	$882
Additions based on tax positions for current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(125)
Settlements	—

Balance at December 31, 2010	757
Additions based on tax positions for current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(118)
Settlements	(639)

Balance at December 31, 2011	$—

The Company recognizes interest and any penalties accrued related to unrecognized tax benefits in income tax expense. As of December 31, 2011, the Company does not have any unrecognized tax benefits or liability for potential gross interest.

(15)	Share Repurchase Program

Under the authorization of the Company’s Board of Directors, the Company maintains an ongoing share repurchase program. On August 4, 2011, the Board of Directors authorized a $250,000 increase to the share repurchase program, bringing the total authorization to $650,000. The $650,000 authorization is for repurchases made from and after August 5, 2009. Pursuant to this share repurchase program, the Company repurchased 3,339,468, 3,748,669 and 2,713,567 shares of its common stock and placed them into treasury during the years ended December 31, 2011, 2010 and 2009, respectively, at an aggregate cost of $175,718, $138,540 and $69,751, respectively. As of December 31, 2011, the Company had remaining authorization to purchase up to an additional $298,589 of shares of its common stock under the share repurchase program.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(16)	Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share:

	Years Ended December 31,
	2011	2010	2009
Basic net income per share:
Net income	$195,621	$273,371	$149,279

Weighted average number of common shares outstanding	47,731,265	49,522,202	51,647,267

Basic net income per share	$4.10	$5.52	$2.89

Diluted net income per share:
Net income	$195,621	$273,371	$149,279

Weighted average number of common shares outstanding	47,731,265	49,522,202	51,647,267
Dilutive effect of stock options and non-vested stock awards	1,593,018	1,085,806	662,001
Dilutive effect of assumed conversion of the 2.0% Convertible Senior Notes	1,525,271	—	—
Dilutive effect of warrants	313,554	—	—

Weighted average number of common shares and dilutive potential common shares outstanding	51,163,108	50,608,008	52,309,268

Diluted net income per share	$3.82	$5.40	$2.85

Potential common stock equivalents representing 50,857 shares, 895,899 shares and 2,676,447 shares for the years ended December 31, 2011, 2010 and 2009, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

The shares issuable upon the conversion of the Company’s 2.0% Convertible Senior Notes (see Note 9) were not included in the computation of diluted net income per share for the years ended December 31, 2010 and 2009 because to do so would have been anti-dilutive.

The Company’s warrants to purchase shares of its common stock (see Note 9) were not included in the computation of diluted net income per share for the years ended December 31, 2010 and 2009 because to do so would have been anti-dilutive.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(17)	Quarterly Financial Data (unaudited)

	Three Months Ended
2011	March 31	June 30	September 30	December 31
Premium revenues	$1,535,795	$1,523,433	$1,600,502	$1,641,695
Health benefits expenses	1,256,962	1,281,760	1,342,648	1,390,889
Selling, general and administrative expenses	116,459	122,289	130,785	145,271
Income before income taxes	112,777	69,444	76,514	51,111
Net income	70,477	44,294	48,074	32,776
Diluted net income per share	1.37	0.83	0.96	0.67
Weighted average number of common shares and dilutive potential common shares outstanding	51,534,794	53,541,368	50,253,757	49,179,891

	Three Months Ended
2010	March 31	June 30	September 30	December 31
Premium revenues	$1,366,767	$1,428,879	$1,489,884	$1,497,928
Health benefits expenses	1,141,572	1,176,445	1,199,706	1,204,383
Selling, general and administrative expenses	117,423	108,189	106,815	119,642
Income before income taxes	68,482	106,783	135,338	126,568
Net income	42,182	67,213	84,348	79,628
Diluted net income per share	0.82	1.31	1.68	1.59
Weighted average number of common shares and dilutive potential common shares outstanding	51,226,435	51,318,044	50,197,740	49,924,608

(18)	Comprehensive Income

Differences between net income and total comprehensive income resulted from net unrealized gains (losses) on the investment portfolio as follows:

	Years Ended December 31,
	2011	2010	2009
Net income	$195,621	$273,371	$149,279
Other comprehensive income:
Unrealized gains on held-to-maturity investment portfolio at time of transfer to available-for-sale, net of tax	—	—	3,030
Unrealized gain (loss) on available-for-sale securities, net of tax	11,315	(727)	2,346

Total change	11,315	(727)	5,376

Comprehensive income	$206,936	$272,644	$154,655

During the year ended December 31, 2009, the Company began reporting all of the debt securities in its investment portfolio as available-for-sale, other than certain auction rate securities that were subject to a forward contract and continued to be classified as trading securities until sold in 2010 (see Note 3). The change resulted in the reclassification of held-to-maturity securities and held-to-maturity investments on deposit as available-for-sale. The unrealized gains and losses, net of the related tax effects, were recorded to accumulated other comprehensive income.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(19)	Parent Financial Statements

The following parent only condensed financial information reflects the financial condition, results of operations and cash flows of AMERIGROUP Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$101,084	$62,189
Short-term investments	282,888	54,895
Due from subsidiaries	13,608	34,397
Deferred income taxes	9,321	8,445
Prepaid expenses	30,864	10,366
Other current assets	3,532	3,245

Total current assets	441,297	173,537
Long-term investments	340,857	131,523
Investment in subsidiaries	1,168,595	1,128,535
Property, equipment and software, net of accumulated depreciation of $172,132 and $145,375 at December 31, 2011 and 2010, respectively	97,648	84,428
Deferred income taxes	20,043	20,074
Other long-term assets	16,317	10,734

Total assets	$2,084,757	$1,548,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll and related liabilities	$63,475	$71,254
Accounts payable, accrued expenses and other	55,292	47,192
Current portion of long-term debt	256,995	—

Total current liabilities	375,762	118,446
Long-term debt	400,000	245,750
Deferred income taxes	11,268	5,231
Other long-term liabilities	13,208	13,767

Total liabilities	800,238	383,194

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; outstanding 46,878,474 and 48,167,229 at December 31, 2011 and 2010, respectively	573	554
Additional paid-in capital	637,605	543,611
Accumulated other comprehensive income	11,942	627
Retained earnings	1,059,624	864,003

	1,709,744	1,408,795
Less treasury stock at cost (11,201,634 and 7,759,234 shares at December 31, 2011 and 2010, respectively)	(425,225)	(243,158)

Total stockholders’ equity	1,284,519	1,165,637

Total liabilities and stockholders’ equity	$2,084,757	$1,548,831

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
Revenues:
Service fees from subsidiaries	$424,989	$416,447	$368,379
Investment income and other	2,030	4,208	2,476

Total revenues	427,019	420,655	370,855

Expenses:
Selling, general and administrative	362,502	321,367	262,684
Depreciation and amortization	32,442	28,375	27,256
Interest	20,422	15,871	16,225

Total expenses	415,366	365,613	306,165

Income before income taxes and equity earnings in subsidiaries	11,653	55,042	64,690
Income tax expense	(4,548)	(24,155)	(465)
Equity earnings in subsidiaries	188,516	242,484	85,054

Net income	$195,621	$273,371	$149,279

Net income per share:
Basic net income per share	$4.10	$5.52	$2.89

Weighted average number of common shares outstanding	47,731,265	49,522,202	51,647,267

Diluted net income per share	$3.82	$5.40	$2.85

Weighted average number of common shares and dilutive potential common shares outstanding	51,163,108	50,608,008	52,309,268

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$195,621	$273,371	$149,279
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings in subsidiaries	(188,516)	(242,484)	(85,054)
Depreciation and amortization	32,442	28,375	27,256
Loss on disposal or abandonment of property, equipment and software	399	361	121
Deferred tax benefit	(1,150)	(9,937)	(9,467)
Compensation expense related to share-based payments	22,868	19,635	15,936
Non-cash interest expense	11,454	10,646	9,974
Gain on sale of contract rights	—	—	(5,810)
Amortization (accretion) of investment premiums (discounts) and other	6,945	(152)	(2,763)
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Prepaid expenses and other current assets	(20,230)	(683)	(2,397)
Other assets	(1,835)	(689)	(1,146)
Accounts payable, accrued expenses and other current liabilities	(6,028)	32,990	(28,215)
Other long-term liabilities	(559)	1,408	(1,480)

Net cash provided by operating activities	51,411	112,841	66,234

Cash flows from investing activities:
Purchase of securities, net	(438,751)	(14,541)	(115,115)
Purchase of property, equipment and software	(44,746)	(27,814)	(24,656)
Contributions made to subsidiaries	(14,752)	(11,012)	(70,104)
Dividends received from subsidiaries	175,344	61,687	71,700
Proceeds from sale of contract rights	—	—	5,810

Net cash (used in) provided by investing activities	(322,905)	8,320	(132,365)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	400,000	—	—
Issuance costs of long-term debt	(5,793)	—	—
Repayment of convertible notes principal	(120)	—	—
Payment of conversion premium on converted notes	(82)	—	—
Proceeds from convertible notes hedge instruments	82	—	—
Change in due from and due to subsidiaries, net	20,789	(8,321)	(29,140)
Repayment of borrowings under credit facility	—	—	(44,318)
Proceeds from exercise of stock options and employee stock purchases	52,554	26,466	10,698
Repurchase of common stock shares	(175,718)	(138,540)	(69,751)
Tax benefit related to share-based payments	18,677	3,097	842

Net cash provided by (used in) financing activities	310,389	(117,298)	(131,669)

Net increase (decrease) in cash and cash equivalents	38,895	3,863	(197,800)
Cash and cash equivalents at beginning of year	62,189	58,326	256,126

Cash and cash equivalents at end of year	$101,084	$62,189	$58,326

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Internal Control over Financial Reporting

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

The management of AMERIGROUP Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria established in Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

AMERIGROUP Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. That report has been included herein.

(c)	Changes in Internal Controls

During the year ended December 31, 2011, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 6, 2011, AMERIGROUP Texas, Inc. received an executed amendment, Amendment No. 19 (“Amendment 19”), to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP and CHIP Perinatal programs (Contract Number: 529-06-0280-00002) (“the Contract”) expiring August 31, 2013. Amendment 19 is effective September 1, 2011 and establishes capitation rates for the STAR, STAR+PLUS, CHIP and CHIP Perinatal programs for the rate period September 1, 2011 through August 31, 2012 and was reflected in the Company’s third quarter financial results and for all future affected periods.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Contract or Amendment 19. The above description is qualified in its entirety by reference to the Amendment filed as Exhibit 10.19.8 to this Form 10-K.

On January 12, 2012, AMERIGROUP Texas, Inc. received an executed amendment, Amendment No. 20 (“Amendment 20”), to the Contract expiring August 31, 2013. Amendment 20 is effective January 1, 2012 and revises the capitation rates established in Amendment 19 for the STAR and STAR+PLUS programs for the rate period January 1, 2012 through February 29, 2012. The revision is not anticipated to have any material impact to the Company’s results of operations in future periods.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Contract or Amendment 20. The above description is qualified in its entirety by reference to the Amendment filed as Exhibit 10.19.9 to this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

AMERIGROUP Corporation:

We have audited AMERIGROUP Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. AMERIGROUP Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the AMERIGROUP Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, AMERIGROUP Corporation and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMERIGROUP Corporation and subsidiaries’ as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Norfolk, Virginia

February 24, 2012

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding directors is incorporated herein by reference from the section entitled “Proposal #1: Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”).

The information regarding Executive Officers is contained in Part I of this Report under the caption “Executive Officers of the Company.”

There are no family relationships among any of our directors or executive officers.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act, as amended, for our Annual Meeting of Stockholders to be held on Thursday, June 7, 2012. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2011.

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

The information regarding the members of the Audit and Finance Committee and the determination of an audit committee financial expert is incorporated herein by reference from the sections entitled “Information About our Board of Directors and Committees” in the Proxy Statement.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation and Organizational Management Committee Report” and “Compensation of Directors” in the Proxy Statement. The Compensation and Organizational Management Committee Report shall be deemed furnished with this Form 10-K, and shall not be “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia, on February 24, 2012.

AMERIGROUP CORPORATION

By:	/s/ JAMES W. TRUESS
Name: James W. Truess
Title: Chief Financial Officer and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JAMES G. CARLSON James G. Carlson	Chairman, Chief Executive Officer and President	February 24, 2012

/s/ JAMES W. TRUESS James W. Truess	Chief Financial Officer and Executive Vice President	February 24, 2012

/s/ MARGARET M. ROOMSBURG Margaret M. Roomsburg	Chief Accounting Officer and Senior Vice President	February 24, 2012

/s/ THOMAS E. CAPPS Thomas E. Capps	Director	February 24, 2012

/s/ JEFFREY B. CHILD Jeffrey B. Child	Director	February 24, 2012

/s/ EMERSON U. FULLWOOD Emerson U. Fullwood	Director	February 24, 2012

/s/ KAY COLES JAMES Kay Coles James	Director	February 24, 2012

/s/ WILLIAM J. MCBRIDE William J. McBride	Director	February 24, 2012

/s/ HALA MODDELMOG Hala Moddelmog	Director	February 24, 2012

/s/ JOSEPH W. PRUEHER Joseph W. Prueher	Director	February 24, 2012

/s/ UWE E. REINHARDT, PH.D. Uwe E. Reinhardt, Ph.D.	Director	February 24, 2012

/s/ RICHARD D. SHIRK Richard D. Shirk	Director	February 24, 2012

/s/ JOHN W. SNOW John W. Snow	Director	February 24, 2012

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to our Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-108831) filed on October 9, 2003).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K (No. 001-31574) filed on February 14, 2008).

4.1	Form of share certificate for common stock (incorporated by reference to exhibit 3.3 to our Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-37410) filed on July 24, 2000).

4.2	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation, Goldman Sachs, & Co., as representative of the initial purchasers of $240.0 million of the 2.0% Convertible Senior Notes due 2012 (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K (No. 001-31574) filed on April 3, 2007).

4.3	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K (No. 001-31574) filed on April 3, 2007).

4.4	Senior Indenture related to the 7.5% Senior Notes due 2019 dated November 16, 2011, between AMERIGROUP Corporation and The Bank of New York Mellon, Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K (No. 001-31574) filed on November 17, 2011).

4.5	First Supplemental Indenture related to the 7.5% Senior Notes due 2019 dated November 16, 2011, between AMERIGROUP Corporation and The Bank of New York Mellon, Trust Company, N.A., as trustee (including the form of 7.5% Senior Note due 2019) (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K (No. 001-31574) filed on November 17, 2011).

10.1	Confirmation, Re Convertible Bond Hedge Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed April 3, 2007).

Exhibit Number	Description

10.2	Confirmation, Re Issuer Warrant Transaction, dated March 22, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K (No. 001-31574) filed April 3, 2007).

10.3	Amendment to Confirmation, Re Issuer Warrant Transaction, dated April 3, 2007 between AMERIGROUP Corporation and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed April 9, 2007).

10.4	AMERIGROUP Corporation Amended and Restated Form 2007 Cash Incentive Plan dated November 6, 2008, (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K (No. 001-31574) filed on November 12, 2008).

10.5	Amendment to AMERIGROUP Corporation 2009 Equity Incentive Plan dated August 5, 2009, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed on August 10, 2009).

10.6	Form 2008 AMERIGROUP Corporation Severance Plan, effective July 30, 2008 (incorporated by reference to exhibit 10.6 to our Current Report on Form 8-K (No. 001-31574) filed on November 12, 2008).

10.6.1	Amendment No. 1 to the AMERIGROUP Corporation Severance Plan, effective May 1, 2009 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed on May 4, 2009).

10.6.2	Amendment No. 2 to the AMERIGROUP Corporation Severance Plan, effective March 30, 2011 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed on April 1, 2011).

10.7	Form of Officer and Director Indemnification Agreement (incorporated by reference to exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-37410) filed on June 26, 2000).

10.8	Form of Employee Non-compete, Nondisclosure and Developments Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed on February 23, 2005).

10.9	Form of Incentive Stock Option Agreement (2009 Equity Incentive Plan); (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K (No. 001-31574) filed on May 4, 2009).

10.10	Form of Nonqualified Stock Option Agreement (2009 Equity Incentive Plan); (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K (No. 001-31574) filed on May 4, 2009).

10.11	Form of Restricted Stock Agreement (2009 Equity Incentive Plan); (incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K (No. 001-31574) filed on May 4, 2009).

10.12	Form of Stock Appreciation Rights Agreement (2009 Equity Incentive Plan); (incorporated by reference to exhibit 10.5 to our Current Report Form 8-K (No. 001-31574) filed on May 4, 2009).

10.13	Form of Restricted Stock Unit Agreement (2009 Equity Incentive Plan); (incorporated by reference to exhibit 10.1 to our Current Report Form 8-K (No. 001-31574) filed on February 15, 2011).

10.14	AMERIGROUP Corporation Amended and Restated Form 2005 Executive Deferred Compensation Plan between AMERIGROUP Corporation and Executive Associates dated May 15, 2010, (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed on May 18, 2010).

Exhibit Number	Description

10.15	AMERIGROUP Corporation Amended and Restated Form 2005 Non-Employee Director Deferred Compensation Plan between AMERIGROUP Corporation and Non-Executive Associates dated May 15, 2010, (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K (No. 001-31574) filed on May 18, 2010).

10.16	Employment Agreement of James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed on January 18, 2008).

10.16.1	Amendment No. 1 to Employment Agreement dated November 6, 2008 between AMERIGROUP Corporation and James G. Carlson (incorporated by reference to exhibit 10.5 to our Current Report on Form 8-K (No. 001-31574) filed on November 12, 2008).

10.16.2	Amendment No. 2 to Employment Agreement dated August 4, 2009 between AMERIGROUP Corporation and James G. Carlson (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K (No. 001-31574) filed on August 10, 2009).

10.16.3	Amendment No. 3 to Employment Agreement dated March 30, 2011 between AMERIGROUP Corporation and James G. Carlson (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K (No. 001-31574) filed on April 1, 2011).

10.17	Executive Noncompetition Nondisclosure and Developments Agreement for James G. Carlson dated January 16, 2008 (incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K (No. 001-31574) filed on January 18, 2008).

*10.18	Amendment No. 12, Amended and Restated Contract, Contract No. 0652, between the Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the provision of managed care services to members of the Georgia Families program for the period from July 1, 2011 through June 30, 2012, filed herewith.

*10.18.1	Amendment No. 13 to Contract No. 0652 between the Georgia Department of Community Health and AMGP Georgia Managed Care Company, Inc. for the provision of managed care services to members of the Georgia Families program for the period from July 1, 2011 through June 30, 2012, filed herewith.

*10.19	Health & Human Services Commission Uniform Managed Care Contract, Contract No. 529-06-0280-00002, covering all service areas and products in which the subsidiary has agreed to participate, effective September 1, 2006 (incorporated by reference to exhibit 10.32.9 to our Quarterly Report on Form 10-Q (No. 001-31574) filed on November 14, 2006).

*10.19.1	Amendment, effective September 1, 2007, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal, programs, Contract No. 529-06-0280-00002, effectively extending the contract through August 31, 2008 (incorporated by reference to Exhibit 10.35.10 to our Quarterly Report on Form 10-Q (No. 001-31574) filed on November 2, 2007).

*10.19.2	Amendment effective September 1, 2008, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs, Contract No. 529-06-0280-00002, effectively extending the contract through August 31, 2010 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (No. 001-31574) filed on October 28, 2008).

*10.19.3	Amendment effective March 1, 2009, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs, Contract No. 529-06-0280-00002, expiring August 31, 2010 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (No. 001-31574) filed on May 5, 2009).

Exhibit Number	Description

*10.19.4	Amendment effective September 1, 2009, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs, Contract No. 529-06-0280-00002, expiring August 31, 2010 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (No. 001-31574) filed on November 4, 2009).

*10.19.5	Amendment effective September 1, 2010, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs, Contract No. 529-06-0280-00002, effectively extending the contract through August 31, 2013 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (No. 001-31574) filed on November 3, 2010).

10.19.6	Amendment effective December 1, 2010, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs, Contract No. 529-06-0280-00002, expiring August 31, 2013 (incorporated by reference to Exhibit 10.20.6 to our Amendment to the Annual Report on Form 10-K (No. 001-31574) filed on May 13, 2011).

10.19.7	Amendment effective March 1, 2011, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs, Contract No. 529-06-0280-00002, expiring August 31, 2013 (incorporated by reference to Exhibit 10.20.7 to our Amendment to the Annual Report on Form 10-K (No. 001-31574) filed on May 13, 2011).

10.19.8	Amendment effective September 1, 2011, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs, Contract No. 529-06-0280-00002, expiring August 31, 2013, filed herewith.

10.19.9	Amendment effective January 1, 2012, to the Health & Human Services Commission Agreement for Health Services to the STAR, STAR+PLUS, CHIP, and CHIP Perinatal programs, Contract No. 529-06-0280-00002, expiring August 31, 2013, filed herewith.

10.20	Contractor Risk Agreement between the state of Tennessee and AMERIGROUP Tennessee, Inc. effective August 15, 2006 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed on August 21, 2006).

10.20.1	Amendment No. 3 to the Contractor Risk Agreement between the state of Tennessee and AMERIGROUP Tennessee, Inc. effective July 1, 2008 (incorporated by reference to exhibit 10.8 to our Quarterly Report on Form 10-Q (No. 001-31574) filed on July 29, 2008).

10.20.2	Amendment No. 4 to the Contractor Risk Agreement between the state of Tennessee and AMERIGROUP Tennessee, Inc. effective September 1, 2009 (incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-Q (No. 001-31574) filed on November 4, 2009).

10.20.3	Amendment to Amendment No. 4 to the Contractor Risk Agreement between the state of Tennessee and AMERIGROUP Tennessee, Inc. effective July 1, 2009 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed on December 30, 2009).

10.20.4	Amendment No. 5 to the Contractor Risk Agreement between the state of Tennessee and AMERIGROUP Tennessee, Inc. effective March 1, 2010 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed on May 26, 2010).

10.20.5	Amendment No. 8 to the Contractor Risk Agreement between the state of Tennessee and AMERIGROUP Tennessee, Inc. effective July 1, 2011 (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed on August 8, 2011).

10.20.6	Amendment No. 9 to the Contractor Risk Agreement between the state of Tennessee and AMERIGROUP Tennessee, Inc. effective October 1, 2011 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (No. 001-31574) filed on November 2, 2011).

Exhibit Number	Description

10.21	Settlement Agreement dated as of August 13, 2008, by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services; the state of Illinois acting through the Office of the Illinois Attorney General; Cleveland A. Tyson; AMERIGROUP Corporation; and AMERIGROUP Illinois, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed on August 14, 2008).

10.22	AMERIGROUP Corporation Amended and Restated Change in Control Benefit Policy dated November 6, 2008 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (No. 001-31574) filed on November 12, 2008).

10.23	AMERIGROUP Corporation Corporate Integrity Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (No. 001-31574) filed on August 14, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges

14.1	AMERIGROUP Corporation Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K (No. 001-31574) filed on August 10, 2009).

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to financial statements of the registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 24, 2012.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 24, 2012.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated February 24, 2012.

**101 .INS	XBRL Instance Document.

**101 .SCH	XBRL Taxonomy Extension Schema Document.

**101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101 .DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101 .LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.