Form 10-Q
period 2012-03-31
AMERIGROUP CORP
filed 2012-05-04
CIK 1064863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 48,501,051 shares outstanding of the Company’s common stock, par value $0.01 per share.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$640,462	$546,811
Short-term investments	412,187	394,346
Premium receivables	230,557	106,510
Deferred income taxes	26,268	24,720
Provider and other receivables	34,839	34,767
Prepaid expenses and other	57,461	58,606

Total current assets	1,401,774	1,165,760
Long-term investments	1,133,140	1,118,127
Investments on deposit for licensure	125,100	128,063
Property, equipment and software, net	113,242	110,602
Other long-term assets	20,005	18,300
Goodwill	260,496	260,496

Total assets	$3,053,757	$2,801,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$618,387	$573,448
Unearned revenue	78,692	780
Accrued payroll and related liabilities	50,802	63,475
Contractual refunds payable	31,228	40,123
Accounts payable, accrued expenses and other	167,517	149,353
Current portion of long-term debt	258,925	256,995

Total current liabilities	1,205,551	1,084,174
Long-term debt	477,738	400,000
Deferred income taxes	21,602	19,447
Other long-term liabilities	11,238	13,208

Total liabilities	1,716,129	1,516,829

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; outstanding 47,203,283 and 46,878,474 at March 31, 2012 and December 31, 2011, respectively	576	573
Additional paid-in capital	656,725	637,605
Accumulated other comprehensive income	13,929	11,942
Retained earnings	1,092,710	1,059,624

	1,763,940	1,709,744
Less treasury stock at cost (11,218,343 and 11,201,634 shares at March 31, 2012 and December 31, 2011, respectively)	(426,312)	(425,225)

Total stockholders’ equity	1,337,628	1,284,519

Total liabilities and stockholders’ equity	$3,053,757	$2,801,348

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Premium	$1,760,805	$1,535,795
Investment income and other	7,391	4,120

Total revenues	1,768,196	1,539,915

Expenses:
Health benefits	1,501,153	1,256,962
Selling, general and administrative	147,953	116,459
Premium tax	43,389	40,448
Depreciation and amortization	10,900	9,090
Interest	12,065	4,179

Total expenses	1,715,460	1,427,138

Income before income taxes	52,736	112,777
Income tax expense	19,650	42,300

Net income	$33,086	$70,477

Net income per share:
Basic net income per share	$0.70	$1.46

Weighted average number of common shares outstanding	47,060,342	48,265,104

Diluted net income per share	$0.64	$1.37

Weighted average number of common shares and dilutive potential common shares outstanding	51,951,648	51,534,794

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$33,086	$70,477
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, before tax	3,662	(963)
Income tax (expense) benefit related to unrealized gain (loss) on available-for-sale securities	(1,675)	363

Other comprehensive income (loss), net of tax	1,987	(600)

Comprehensive income	$35,073	$69,877

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2012

(Dollars in thousands)

(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income				Total Stockholders’ Equity

	Common Stock				Retained Earnings	Treasury Stock
	Shares	Amount				Shares	Amount
Balances at December 31, 2011	46,878,474	$573	$637,605	$11,942	$1,059,624	11,201,634	$(425,225)	$1,284,519
Common stock issued upon exercise of stock options and vesting of restricted stock grants	341,518	3	9,275	—	—	—	—	9,278
Compensation expense related to share-based payments	—	—	6,530	—	—	—	—	6,530
Tax benefit related to share-based payments	—	—	3,315	—	—	—	—	3,315
Employee stock relinquished for payment of taxes	(16,709)	—	—	—	—	16,709	(1,087)	(1,087)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	1,987	—	—	—	1,987
Net income	—	—	—	—	33,086	—	—	33,086

Balances at March 31, 2012	47,203,283	$576	$656,725	$13,929	$1,092,710	11,218,343	$(426,312)	$1,337,628

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$33,086	$70,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,900	9,090
Loss on disposal or abandonment of property, equipment and software	51	159
Deferred tax (benefit) expense	(1,070)	227
Compensation expense related to share-based payments	6,530	4,856
Non-cash interest expense	2,085	2,841
Amortization of investment premiums and other	2,202	3,451
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Premium receivables	(124,047)	(27,112)
Prepaid expenses, provider and other receivables and other current assets	3,601	(9,873)
Other assets	(975)	(1,296)
Claims payable	44,939	29,092
Accounts payable, accrued expenses, contractual refunds payable and other current liabilities	(22,250)	5,917
Unearned revenue	77,912	(2,836)
Other long-term liabilities	(1,970)	(1,471)

Net cash provided by operating activities	30,994	83,522

Cash flows from investing activities:
Proceeds from sale or call of available-for-sale securities	255,650	199,843
Purchase of available-for-sale securities	(286,981)	(449,244)
Proceeds from redemption of investments on deposit for licensure	16,380	22,685
Purchase of investments on deposit for licensure	(13,478)	(27,177)
Purchase of property, equipment and software	(13,062)	(10,890)

Net cash used in investing activities	(41,491)	(264,783)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	77,813	—
Issuance costs of long-term debt	(1,061)	—
Net increase in bank overdrafts	14,830	23,514
Customer funds administered	(27)	2,643
Proceeds from exercise of stock options	9,278	15,175
Repurchase of common stock shares	—	(24,792)
Tax benefit related to share-based payments	3,315	2,725

Net cash provided by financing activities	104,148	19,265

Net increase (decrease) in cash and cash equivalents	93,651	(161,996)
Cash and cash equivalents at beginning of period	546,811	763,946

Cash and cash equivalents at end of period	$640,462	$601,950

Supplemental disclosures of non-cash information:
Employee stock relinquished for payment of taxes	$(1,087)	$(878)

Unrealized gain (loss) on available-for-sale securities, net of tax	$1,987	$(600)

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Reporting

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 of AMERIGROUP Corporation and its subsidiaries (the “Company”) are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2012 and operating results for the interim periods ended March 31, 2012 and 2011. The December 31, 2011 Condensed Consolidated Balance Sheet was derived from the audited consolidated financial statements as of that date. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2012. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2012.

2. Recently Adopted Accounting Standards

Goodwill

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. The new guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance in 2012 did not impact the Company’s financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, the FASB issued new guidance, as amended in December 2011, related to the presentation of other comprehensive income. The new guidance provides entities with an option to either replace the statement of income with a statement of comprehensive income which would display both the components of net income and comprehensive income in a combined statement, or to present a separate statement of comprehensive income immediately following the statement of income. The new guidance does not affect the components of other comprehensive income or the calculation of earnings per share; became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; and is to be applied retrospectively with early adoption permitted. The adoption of this new guidance in 2012 did not impact the Company’s financial position, results of operations or cash flows.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value

In May 2011, the FASB issued new guidance related to fair value measurement and disclosure. The new guidance is a result of joint efforts by the FASB and the International Accounting Standards Board to develop a single converged fair value framework. The new guidance expands existing disclosure requirements for fair value measurements and makes other amendments; mostly to eliminate wording differences between U.S. generally accepted accounting principles (“GAAP”) and international financial reporting standards. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; is to be applied prospectively; and early adoption was not permitted. The adoption of this new guidance in 2012 did not impact the Company’s financial position, results of operations or cash flows.

3. Earnings Per Share

Basic net income per common share has been computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share has been computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. The following table sets forth the calculations of basic and diluted net income per share (dollars in thousands, except share data):

	Three Months Ended March 31,
	2012	2011
Basic net income per share:
Net income	$33,086	$70,477

Weighted average number of common shares outstanding	47,060,342	48,265,104

Basic net income per share	$0.70	$1.46

Diluted net income per share:
Net income	$33,086	$70,477

Weighted average number of common shares outstanding	47,060,342	48,265,104
Dilutive effect of stock options and non-vested stock awards	1,409,770	1,823,865
Dilutive effect of assumed conversion of the 2.0% Convertible Senior Notes	2,250,404	1,351,908
Dilutive effect of warrants	1,231,132	93,917

Weighted average number of common shares and dilutive potential common shares outstanding	51,951,648	51,534,794

Diluted net income per share	$0.64	$1.37

Potential common stock equivalents representing 25,000 shares and 13,682 shares for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

4. Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, premium receivables, provider and other receivables, prepaid expenses and other, claims payable, unearned revenue, accrued payroll and related liabilities, contractual refunds payable, accounts

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

payable and accrued expenses and other current liabilities: The fair value of these financial instruments approximates the historical cost because of the short maturity of these items.

Cash equivalents and short-term investments (other than certificates of deposit), long-term investments (other than auction rate securities) and investments on deposit for licensure: Fair value for these items is determined based upon quoted market prices.

Certificates of deposit and auction rate securities: Fair value is determined based upon discounted cash flow analyses.

Cash surrender value of life insurance (included in other long-term assets): The fair value of cash surrender value of life insurance is based on the current settlement value as determined under the respective life insurance policies.

Long-term debt: The fair value of long-term obligations is based on the market yield on trades of the notes at or near the end of each reporting period.

Deferred compensation (included in other long-term liabilities): The fair value of deferred compensation is determined based on the quoted market prices of the underlying assets designated by the participants in the deferred compensation plan.

Assets and liabilities are categorized based upon a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable: The Company’s Level 2 securities consist of certificates of deposit, commercial paper, corporate bonds and municipal bonds (other than auction rate securities) and are included in cash equivalents, short-term investments, long-term investments and investments on deposit for licensure in the accompanying Condensed Consolidated Balance Sheets. The Company’s investments in securities classified as Level 2 are traded frequently though not necessarily daily. Fair value for these securities, except certificates of deposit, is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. Fair value of certificates of deposit is determined using a discounted cash flow model comparing the stated rates of the certificates of deposit to current market interest rates for similar instruments. The Company’s Level 2 assets also include cash surrender value of life insurance as the fair value inputs based on the current settlement value under the contract.

The Company’s Level 2 liabilities consist of its 7.5% Senior Notes and the 2.0% Convertible Senior Notes (discussed below) and are included in long-term debt and current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Fair value for these liabilities is determined based on the market yield on trades of the notes at or near the end of each reporting period. The Company’s Level 2 liabilities also include deferred compensation whose fair value inputs are based on the quoted market prices of the underlying assets designated by the participants in the deferred compensation plan.

Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions: The Company’s Level 3 securities consist of auction rate securities issued by

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company has not elected to apply the fair value option available under current guidance for any financial assets and liabilities that are not required to be measured at fair value. Transfers between levels, as a result of changes in the inputs used to determine fair value, are recognized as of the beginning of the reporting period in which the transfer occurs. There were no transfers between levels for the periods ended March 31, 2012 and December 31, 2011.

Assets

The Company’s assets measured at fair value on a recurring basis at March 31, 2012 were as follows (dollars in thousands):

				Fair Value Measurements at Reporting Date Using
	Fair Value of Cash Equivalents	Fair Value of Available-for- Sale Securities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$104,004	$110,545	$214,549	$—	$214,549	$—
Commercial paper	23,529	168,223	191,752	—	191,752	—
Corporate bonds	—	612,218	612,218	—	612,218	—
Debt securities of government sponsored entities	—	261,140	261,140	261,140	—	—
Equity index funds	—	55,486	55,486	55,486	—	—
Money market funds	505,413	12,772	518,185	518,185	—	—
Municipal bonds	—	429,713	429,713	—	418,252	11,461
U.S. Treasury securities	—	20,330	20,330	20,330	—	—

Total assets measured at fair value	$632,946	$1,670,427	$2,303,373	$855,141	$1,436,771	$11,461

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s assets measured at fair value on a recurring basis at December 31, 2011 were as follows (dollars in thousands):

				Fair Value Measurements at Reporting Date Using
	Fair Value of Cash Equivalents	Fair Value of Available-for- Sale Securities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$105,017	$118,094	$223,111	$—	$223,111	$—
Commercial paper	26,617	172,564	199,181	—	199,181	—
Corporate bonds	—	566,724	566,724	—	566,724	—
Debt securities of government sponsored entities	—	290,543	290,543	290,543	—	—
Equity index funds	—	40,843	40,843	40,843	—	—
Money market funds	404,757	15,067	419,824	419,824	—	—
Municipal bonds	3,121	410,577	413,698	—	402,147	11,551
U.S. Treasury securities	—	26,124	26,124	26,124	—	—

Total assets measured at fair value	$539,512	$1,640,536	$2,180,048	$777,334	$1,391,163	$11,551

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of investments in three auction rate securities at March 31, 2012 and December 31, 2011. These auction rate securities maintain AA+ or higher ratings from Moody’s Corporation or the Standard & Poor’s rating services. Investments in auction rate securities represent less than one percent of the Company’s investment portfolio as of March 31, 2012 and December 31, 2011 and are immaterial to the investment portfolio and to the consolidated total assets of the Company.

Liabilities

The estimated fair value of the 7.5% Senior Notes and the 2.0% Convertible Senior Notes (see Note 7) is determined based upon quoted market prices. The 7.5% Senior Notes and the 2.0% Convertible Senior Notes are carried at fair value at the dates of issuance net of the unamortized premium/discount in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2012 and December 31, 2011, the fair values and carrying values of these instruments were as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
2.0% Convertible Senior Notes, due May 15, 2012	$401,704	$258,925	$371,005	$256,995
7.5% Senior Notes, due November 15, 2019	538,175	477,738	414,048	400,000

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. Short- and Long-Term Investments and Investments on Deposit for Licensure

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short- and long-term investments and investments on deposit for licensure held at March 31, 2012 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$110,513	$32	$—	$110,545
Commercial paper	168,109	117	3	168,223
Corporate bonds	607,838	4,464	84	612,218
Debt securities of government sponsored entities	260,524	650	34	261,140
Equity index funds	51,006	4,481	1	55,486
Money market funds	12,772	—	—	12,772
Municipal bonds	417,092	14,050	1,429	429,713
U.S. Treasury securities	20,253	82	5	20,330

Total	$1,648,107	$23,876	$1,556	$1,670,427

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short- and long-term investments and investments on deposit for licensure held at December 31, 2011 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$118,081	$13	$—	$118,094
Commercial paper	172,657	2	95	172,564
Corporate bonds	565,382	2,852	1,510	566,724
Debt securities of government sponsored entities	289,901	742	100	290,543
Equity index funds	40,146	1,355	658	40,843
Money market funds	15,067	—	—	15,067
Municipal bonds	394,599	16,978	1,000	410,577
U.S. Treasury securities	26,045	80	1	26,124

Total	$1,621,878	$22,022	$3,364	$1,640,536

The amortized cost and fair value of investments in debt securities, by contractual maturity, for available-for-sale short- and long-term investments and investments on deposit for licensure held at March 31, 2012 were as follows (dollars in thousands):

	Amortized Cost	Fair Value
Maturing within one year	$602,618	$603,486
Maturing between one year and five years	685,741	691,626
Maturing between five years and ten years	213,872	223,074
Maturing in greater than ten years	94,870	96,755

Total	$1,597,101	$1,614,941

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Investments in equity index funds with a cost of $51.0 million and a fair value of $55.5 million are excluded from the table above because they are not debt securities.

The following tables show the fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired at March 31, 2012 and December 31, 2011. Investments are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months			12 Months or Greater
	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities
March 31, 2012:
Commercial paper	$7,990	$3	4	$—	$—	—
Corporate bonds	39,657	84	25	—	—	—
Debt securities of government sponsored entities	56,298	34	18	—	—	—
Equity index fund	485	1	1	—	—	—
Municipal bonds	48,183	540	35	11,461	889	3
U.S. Treasury securities	14,115	5	5	—	—	—

Total temporarily impaired securities	$166,728	$667	88	$11,461	$889	3

	Less than 12 Months			12 Months or Greater
	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities
December 31, 2011:
Commercial paper	$149,074	$95	12	$—	$—	—
Corporate bonds	185,231	1,498	98	8,989	12	1
Debt securities of government sponsored entities	103,766	100	28	—	—	—
Equity index funds	17,021	658	5	—	—	—
Municipal bonds	5,129	1	1	11,551	999	3
U.S. Treasury securities	12,025	1	3	—	—	—

Total temporarily impaired securities	$472,246	$2,353	147	$20,540	$1,011	4

The Company typically invests in highly-rated debt securities and its investment policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires fixed income investments to generally be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss and maintaining appropriate liquidity for the Company’s operations. Fair values were determined for each individual security in the investment portfolio. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, general market conditions and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of a security’s amortized cost basis. During the three months ended March 31, 2012, the Company did not record any charges for other-than-temporary impairment of its available-for-sale securities.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of March 31, 2012, the Company’s investments in debt securities in an unrealized loss position all hold investment grade ratings by various credit rating agencies. Additionally, the issuers have been current on all interest payments. The temporary declines in value at March 31, 2012 are primarily due to fluctuations in short-term market interest rates and the lack of liquidity of municipal bond auction rate securities. The Company believes that the auction rate securities that have been in an unrealized loss position for greater than 12 months have experienced losses due to the lack of liquidity for these instruments, not as a result of impairment of the underlying debt securities. The Company does not intend to sell the securities in an unrealized loss position prior to maturity or recovery and it is not likely that the Company will be required to sell these securities prior to maturity or recovery; therefore, there is no indication of other-than-temporary impairment for these securities.

Realized gains and losses on available-for-sale securities have been reclassified, on a specific identification basis, from accumulated other comprehensive income and included in investment income and other in the accompanying Condensed Consolidated Statements of Income. Realized gains and losses for the three months ended March 31, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Gross realized gains	$1,876	$39
Gross realized losses	(1)	(2)

Net realized gains	$1,875	$37

6. Claims Payable

The following table presents the components of the change in claims payable for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Claims payable, beginning of period	$573,448	$510,675
Health benefits expense incurred during the period:
Related to current year	1,576,070	1,307,566
Related to prior years	(74,917)	(50,604)

Total incurred	1,501,153	1,256,962
Health benefits payments during the period:
Related to current year	1,056,691	900,625
Related to prior years	399,523	327,245

Total payments	1,456,214	1,227,870

Claims payable, end of period	$618,387	$539,767

Health benefits expense incurred during both periods was reduced for amounts related to prior years. The amounts related to prior years include the impact of amounts previously included in the liability to establish it at a level sufficient under moderately adverse conditions that were not needed and the reduction in health benefits expense due to revisions to prior estimates.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. Long-Term Debt

Long-term debt consisted of the following at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
2.0% Convertible Senior Notes, due May 15, 2012	$258,925	$256,995
7.5% Senior Notes, due November 15, 2019	477,738	400,000

Total long-term debt	736,663	656,995
Less current portion of 2.0% Convertible Senior Notes, due May 15, 2012	258,925	256,995

Total long-term debt, less current portion	$477,738	$400,000

Senior Notes

On November 16, 2011, the Company issued $400.0 million in aggregate principal amount of 7.5% Senior Notes due November 15, 2019 (the “7.5% Senior Notes”). Interest on the 7.5% Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2012. The 7.5% Senior Notes rank equally in right of payment with any of the Company’s existing and future indebtedness that is not expressly subordinated thereto, senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. In addition, the 7.5% Senior Notes will be structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries, unless the Company’s subsidiaries become guarantors of the 7.5% Senior Notes.

On January 18, 2012, the Company issued an additional $75.0 million in aggregate principal amount of unsecured 7.5% Senior Notes due November 15, 2019 at a premium of 103.75%. The additional notes constitute a further issuance of, and are fungible with the $400.0 million of 7.5% Senior Notes that the Company issued on November 16, 2011 and form a single series of debt securities with the initial notes. Following the issuance of the additional notes, the aggregate principal amount of the 7.5% Senior Notes outstanding was $475.0 million.

The 7.5% Senior Notes contain certain covenants restricting the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or payments, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, create certain liens and engage in certain types of mergers or acquisitions. These covenants are subject to certain exceptions, including exceptions that allow the Company to incur debt or make restricted payments if certain ratios are met. As of March 31, 2012 and December 31, 2011, the Company believes it was in compliance with all covenants under the 7.5% Senior Notes.

Convertible Senior Notes

As of March 31, 2012 and December 31, 2011, the Company had outstanding $259.9 million in aggregate principal amount of 2.0% Convertible Senior Notes issued March 28, 2007 and due May 15, 2012 (the “2.0% Convertible Senior Notes”), the carrying amount of which was $258.9 million and $257.0 million as of March 31, 2012 and December 31, 2011, respectively. The unamortized discount at March 31, 2012 and December 31, 2011 was approximately $1.0 million and $2.9 million, respectively. The unamortized discount at March 31, 2012 will continue to be amortized over the remaining period until maturity on May 15, 2012.

Upon conversion of the 2.0% Convertible Senior Notes, the Company will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, the Company has the option to settle the excess with cash, shares of its common stock, or a

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

combination thereof, based on a daily conversion value, as defined in the indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of $32.10 per share of the Company’s common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, if the market price of the Company’s common stock exceeds $42.53, the Company will be obligated to settle, in cash and/or shares of its common stock at its option, an amount equal to approximately $6.1 million for each dollar in share price that the market price of the Company’s common stock exceeds $42.53, or the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes. In periods prior to conversion, the 2.0% Convertible Senior Notes would also have a dilutive impact to earnings if the average market price of the Company’s common stock exceeds $42.53 for the period reported. The 2.0% Convertible Senior Notes had a dilutive impact to earnings per share for the three months ended March 31, 2012 as the average market price of the Company’s common stock of $67.33 for the three months ended March 31, 2012 exceeded the conversion price of $42.53. The 2.0% Convertible Senior Notes had a dilutive impact to earnings per share for the year ended December 31, 2011 as the average market price of the Company’s common stock of $56.67 for the year ended December 31, 2011 exceeded the conversion price of $42.53.

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

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of its common stock at an exercise price of $53.77 per share. If the average market price of the Company’s common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled in shares of its common stock. Consequently, under the provisions of the warrant instruments, if the market price of the Company’s common stock exceeds $53.77 at exercise, the Company will be obligated to settle in shares of its common stock an amount equal to approximately $6.1 million for each dollar that the market price of its common stock exceeds $53.77 resulting in a dilutive impact to its earnings. The warrant instruments had a dilutive impact to earnings per share for the three months ended March 31, 2012 as the average market price of the Company’s common stock for the three months ended March 31, 2012 of $67.33 exceeded the $53.77 exercise price of the warrants. The warrant instruments had a dilutive impact to earnings per share for the year ended December 31, 2011 as the average market price of the Company’s common stock for the year ended December 31, 2011 of $56.67 exceeded the $53.77 exercise price of the warrants.

The convertible note hedges and warrants are separate instruments which will not affect holders’ rights under the 2.0% Convertible Senior Notes.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of March 31, 2012, the Company’s common stock was last traded at a price of $67.28 per share. Based on this value, if the 2.0% Convertible Senior Notes had been converted or matured at March 31, 2012, the Company would be obligated to pay the principal of the 2.0% Convertible Senior Notes plus an amount in cash or shares equal to $151.2 million. An amount equal to $151.2 million would be owed to the Company in cash or in shares of its common stock through the provisions of the convertible note hedges resulting in a net cash outflow equal to the principal amount of the 2.0% Convertible Senior Notes. At this per share value, the Company would be required to deliver approximately $82.6 million in shares of its common stock under the warrant instruments or approximately 1,227,000 shares of its common stock at that price per share.

8. Commitments and Contingencies

Letter of Credit

Effective July 1, 2011, the Company renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009, in an aggregate principal amount of approximately $17.4 million to meet certain obligations under its Medicaid contract in the state of Georgia through its Georgia health plan. The letter of credit is collateralized through cash and investments held by the Company’s Georgia health plan.

Legal Proceedings

Employment Litigation

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, on November 22, 2010, Hamel Toure, a former AMERIGROUP New York, LLC marketing representative, filed a putative collective and class action complaint against AMERIGROUP Corporation and AMERIGROUP New York, LLC in the United States District Court, Eastern District of New York. Subsequently, another lawsuit, styled Andrea Burch, individually and on behalf of all others similarly situated v. AMERIGROUP Corporation and AMERIGROUP New York, LLC, was consolidated with the Toure case.

The Second Amended Class Action Complaint with respect to these consolidated cases alleged, inter alia, that the plaintiffs and certain other employees should have been classified as non-exempt employees under the Fair Labor Standards Act (“the FLSA”) and during the course of their employment should have received overtime and other compensation under the FLSA from October 22, 2007 until the entry of judgment and under the New York Labor Law (“the NYLL”) from October 22, 2004 until the entry of judgment. The Complaint requested certification of the NYLL claims as a class action under Rule 23, designation of the FLSA claims as a collective action, a declaratory judgment, injunctive relief, an award of unpaid overtime compensation, an award of liquidated damages under the FLSA and the NYLL, pre-judgment interest, as well as costs, attorneys’ fees, and other relief.

On February 2, 2012, the Company reached an agreement in principle with the plaintiffs to settle the litigation and on April 20, 2012 the court granted preliminary approval of the settlement. The anticipated settlement, which is reflected in the audited Consolidated Financial Statements for the year ended December 31, 2011, did not have a material impact on the Company’s financial position, results of operations or cash flows. The terms of the final settlement are subject to court approval and there can be no assurance that the court will approve such settlement.

Louisiana

On July 25, 2011, the Louisiana Department of Health and Hospitals (“LA DHH”) announced that the Company was one of five managed care organizations selected through a competitive procurement to offer health care coverage to Medicaid recipients in Louisiana. Two managed care organizations that bid in the procurement,

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

but were not selected, have protested the award of the contract to the Company and the other successful bidders and have instituted legal proceedings regarding the contract awards. The Company has intervened in the legal proceedings instituted by the two managed care organizations that are protesting the awards, styled Coventry Health Care of Louisiana, Inc. v. Bruce D. Greenstein, in his official capacity as Secretary of the Department of Health and Hospitals, State of Louisiana which was filed on or about September 9, 2011 and Aetna Better Health, Inc. v. Bruce D. Greenstein, in his official capacity as Secretary of the Department of Health and Hospitals, State of Louisiana which was filed on February 2, 2012 (collectively, the “LA Cases”). The LA Cases are currently pending in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. The plaintiffs have alleged, inter alia, that their respective administrative appeals of the contract awards should have been upheld and that the state erred in awarding the subject contracts. The LA Cases seek, inter alia, the entry of an order granting injunctive relief to prohibit the state from implementing the contract awards, canceling the contract awards, and granting such other legal and equitable relief as the nature of the cases permit.

The Company has intervened in the LA Cases as a defendant in support of LA DHH’s positions. While the Company believes that the award of the contract was proper, the Company is unable to predict the outcome of the LA Cases and can give no assurances that the award will be upheld or that the impact to the Company’s operations in Louisiana will not be significant if it is not upheld.

Other Litigation

The Company is involved in various other legal proceedings in the normal course of business. Based upon its evaluation of the information currently available, the Company believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on its financial position, results of operations or cash flows.

9. Share Repurchase Program

Under the authorization of the Company’s Board of Directors, the Company maintains an ongoing share repurchase program. On August 4, 2011, the Board of Directors authorized a $250.0 million increase to the share repurchase program, bringing the total authorization to $650.0 million. The $650.0 million authorization is for repurchases made from and after August 5, 2009. No repurchases were made by the Company pursuant to this share repurchase program during the three months ended March 31, 2012. As of March 31, 2012, the Company had remaining authorization to purchase up to an additional $298.6 million of shares of its common stock under the share repurchase program.

10. Subsequent Events

Business Acquisition

On May 1, 2012, the Company’s New York health plan completed the previously announced acquisition of substantially all of the operating assets and contract rights of Health Plus, a Medicaid Prepaid Health Service Plan in New York, for $85.0 million, which is expected to substantially increase the Company’s operations and resulting market share of the Company’s New York health plan. The purchase price was financed through available cash. Transaction costs related to the acquisition were not material. The purchase price allocation will be determined during the second quarter of 2012. The results of the acquired operations of Health Plus will be included in the consolidated financial statements beginning May 1, 2012. As the acquisition was just recently consummated, the accounting for the business combination is not complete. The purchase price allocation is anticipated to be completed during the second quarter of 2012.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Ohio Medicaid Managed Care Plan Request for Applications

On April 6, 2012, the Company received notification from the Ohio Department of Job and Family Services (“ODJFS”) that the Company’s Ohio health plan was not selected to participate as a provider of managed health care services for the contract period beginning January 1, 2013, under the recently issued Ohio Medicaid Managed Care Plan Request for Applications (“RFA”). The Company believes it has identified a number of process and scoring deficiencies in the state’s evaluation of the bids pursuant to the terms of the RFA and has filed a formal protest with ODJFS requesting that ODJFS cancel the current awards and reissue the RFA. The Company’s current contract with the state expires June 30, 2012 and is expected to be renewed for a six-month period ending December 31, 2012 to coincide with the commencement of the new contract period awarded under the RFA. If the RFA is not reissued, or if the Company is not awarded a contract under a reissued RFA, the Company’s existing contract with the state will expire without renewal on December 31, 2012 and, in accordance with GAAP, the Company will be required to account for the impact of the discontinuation of operations of its Ohio subsidiary including the evaluation of the recoverability of the carrying value of assets related to the Ohio contract. Premium revenue from the Company’s existing contract with the state represented less than 3.0% of total premium revenue for the Company for the three months ended March 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q, and other information we provide from time-to-time, contains certain “forward-looking statements” as that term is defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, membership, results of operations or cash flows, our growth strategy, our competition, our ability to service our debt obligations, our ability to finance growth opportunities, our ability to respond to changes in government regulations and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans” and other similar expressions are forward-looking statements.

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

•

the effect of laws and regulations governing the health care industry, including the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, and any regulations enacted thereunder;

•	our ability to enter into new markets or remain in our existing markets;

•	our inability to manage medical costs;

•	changes in Medicaid and Medicare payment levels and methodologies;

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

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

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

Summary highlights of our operations include:

•	Membership increase of 206,000 members, or 10.5%, to 2,173,000 members as of March 31, 2012 compared to March 31, 2011;

•	Total revenues of $1.8 billion for the first quarter of 2012, a 14.8% increase over the first quarter of 2011;

•	Health benefits ratio (“HBR”) of 85.3% of premium revenues for the first quarter of 2012;

•	Selling, general and administrative expense (“SG&A”) ratio of 8.4% of total revenues for the first quarter of 2012;

•	Cash provided by operations of $31.0 million for the three months ended March 31, 2012;

•	Unregulated cash and investments of $824.4 million as of March 31, 2012;

•	On January 18, 2012, we issued an additional $75.0 million in aggregate principal amount of unsecured 7.5% Senior Notes due November 15, 2019 (the “7.5% Senior Notes”) at a premium of 103.75%;

•

On February 1, 2012, our Louisiana health plan began offering services on a full-risk basis to approximately 44,000 members in the first of three regions to be covered under a contract with the Louisiana Department of Health and Hospitals (“LA DHH”);

•

On March 1, 2012, our Texas health plan began providing Medicaid managed care services in three new service areas: Lubbock, El Paso and in the 164 counties defined by the Texas Health and Human Services Commission (“HHSC”) as the rural service areas. We no longer participate in the Corpus Christi area as of February 29, 2012. Additionally, we began providing prescription drug benefits for all of our Texas members and began providing inpatient hospital services for the STAR+PLUS program;

•

On April 6, 2012, we received notification from the Ohio Department of Job and Family Services (“ODJFS”) that our Ohio health plan was not selected to participate as a provider of managed health care services for the contract period beginning January 1, 2013, under the recently issued Ohio Medicaid Managed Care Plan Request for Applications (“RFA”). We believe we have identified a number of process and scoring deficiencies in the state’s evaluation of the bids pursuant to the terms of the RFA and have filed a formal protest with ODJFS requesting ODJFS to cancel the current awards and reissue the RFA though we can make no assurances as to the outcome of our protest; and

•

On May 1, 2012, we completed the previously announced acquisition of substantially all of the operating assets and contract rights of Health Plus, a Medicaid Prepaid Health Service Plan (“PHSP”) in New York, for $85.0 million using available cash.

Our results for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 reflect increases in premium revenue from significant membership growth, primarily as a result of market expansions in Texas and New Jersey and the operational start of our Louisiana health plan on February 1, 2012. Additionally, increases in premium revenue also resulted from the carve-in of pharmacy benefits to additional populations in Texas, New York, New Jersey and Ohio. Health benefits expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 reflects moderate increases in cost trends, expansion in new markets, products and benefits with higher medical costs relative to premium revenue as well as the impact of rate decreases in our Tennessee and Texas markets, partially offset by higher favorable reserve development related to prior periods.

Health Care Reform

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Healthcare and Education Reconciliation Act of 2010 was signed into law (collectively, the “Affordable Care Act”). The Affordable Care Act provides for comprehensive changes to the U.S. health care system, which will be phased in at various stages over the next several years. Among other things, the Affordable Care Act is intended to provide health insurance to approximately 32 million uninsured individuals of whom approximately 16 to 20 million are expected to obtain health insurance through the expansion of the Medicaid program beginning in 2014. Funding for the expanded coverage will initially come largely from the federal government.

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

The U.S. Supreme Court heard arguments during the last week of March 2012 challenging the constitutionality of the Affordable Care Act and is expected to release its decision by the end of June 2012. The U.S. Supreme Court could uphold or strike down the entire Affordable Care Act, or any discrete part of the Affordable Care Act, and any decision could significantly impact the effects of the Affordable Care Act on our future operations.

Congress has also proposed a number of legislative initiatives including possible repeal of the Affordable Care Act. There can be no assurance that the Affordable Care Act will take effect as originally enacted or at all, or that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results.

There are numerous steps required to implement the Affordable Care Act, including promulgating a substantial number of new regulations that may affect our business significantly. A number of federal regulations have been proposed for public comment by several federal agencies, but these proposals have raised additional issues and uncertainties that will need to be addressed in additional regulations yet to be proposed or in the final version of the proposed regulations eventually adopted. Further, there has been resistance to expansion at the state level, largely due to budgetary pressures faced by the states. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional requirements will be implemented at the federal or state level, or the effect that any future legislation or regulation, or the pending litigation challenging the Affordable Care Act, will have on our business or our growth opportunities. Although we believe the Affordable Care Act will provide us with significant opportunity for growth, the enacted reforms, as well as future regulations, legislative changes and judicial decisions may in fact have a material adverse effect on our financial position, results of operations or cash flows. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our business may also be materially adversely affected.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011. Under that Act, automatic reductions were triggered on December 23, 2011. These automatic reductions were made to several government programs and, with respect to Medicare, included aggregate reductions to Medicare payments to providers of up to 2.0% per fiscal year, starting in 2013. These reductions could still be avoided through Congressional action before 2013. There are no assurances that future federal or state legislative or administrative changes relating to health care reform will not adversely affect our business.

Market Updates

Washington

On January 18, 2012, the Washington State Health Care Authority (“HCA”) announced that we were one of five managed care organizations selected through a competitive procurement to participate in the Healthy Options program and offer healthcare coverage to Temporary Assistance for Needy Families (“TANF”), CHIP and Supplemental Security Income (“SSI”) eligibles who are not eligible for Medicare. The state indicated that the managed care organizations will enroll collectively approximately 700,000 members and HCA intends to add 100,000 Medicaid beneficiaries who are eligible for SSI but not Medicare. Additionally, we will participate in the state’s Basic Health program, which currently provides subsidized health coverage for approximately 41,000 low-income adults. We finalized the contract with HCA during the first quarter of 2012 under which we anticipate beginning operations July 1, 2012. Some of the managed care organizations that bid in the procurement, but were not selected have protested the award of the contract to us and the other successful bidders. While we believe that the award of the contract to us was proper, we are unable to predict the outcome of these challenges and can give no assurances that the award will be upheld.

Georgia

In February 2012, our Georgia health plan received approval from the Georgia Department of Community Health (“GA DCH”) to expand operations under the Georgia Families program into the central and southwest regions of Georgia. As a result of the expansion, we began providing managed care services under the Georgia Families program statewide in March 2012. Additionally, the state has indicated its intent to begin reprocurement of our contract through a competitive bidding process sometime in 2012. Our current contract is effective through June 2012 with two one-year option terms exercisable by GA DCH effectively extending the potential term of our contract through June 2014.

Louisiana

On February 1, 2012, our Louisiana health plan began offering services on a full-risk basis to approximately 44,000 members in the first of three regions to be covered under a contract with the LA DHH. We began serving members in the second region under the contract on April 1, 2012 and anticipate the final region will be phased in on June 1, 2012. The award of the contract has been protested resulting in legal proceedings as discussed below under “Contingencies”.

Texas

On March 1, 2012, our Texas health plans began providing Medicaid managed care services in three new service areas: Lubbock, El Paso and in the 164 counties defined by the HHSC as the rural service areas. We no longer participate in the Corpus Christi area as of February 29, 2012. Additionally, we began providing prescription drug benefits for all of our Texas members and began providing inpatient hospital services for members enrolled in the STAR+PLUS program.

Ohio

On April 6, 2012, we received notification from ODJFS that our Ohio health plan was not selected to participate as a provider of managed health care services for the contract period beginning January 1, 2013, under the recently issued Ohio Medicaid Managed Care Plan RFA. We believe we have identified a number of process and scoring deficiencies in the state’s evaluation of the bids pursuant to the terms of the RFA and have filed a formal protest with ODJFS requesting that ODJFS cancel the current awards and reissue the RFA. Our current contract with the state expires June 30, 2012 and is expected to be renewed for a six-month period ending December 31, 2012 to coincide with the commencement of the new contract period awarded under the RFA. If the RFA is not reissued, or if we are not awarded a contract under a reissued RFA, our existing contract with the state will expire without renewal on December 31, 2012 and in accordance with U.S. generally accepted accounting principles (“GAAP”), we will be required to account for the impact of the discontinuation of operations of our Ohio subsidiary including the evaluation of the recoverability of the carrying value of assets related to the Ohio contract. We can make no assurances as to the outcome of our protest or to the impact of discontinuation of our operations in Ohio at this time. Premium revenue from our existing contract with the state represented less than 3.0% of total premium revenue for the three months ended March 31, 2012.

New York

On May 1, 2012, our New York health plan completed the previously announced acquisition of substantially all of the operating assets and contract rights of Health Plus, a Medicaid PHSP in New York, for $85.0 million, which is expected to substantially increase our operations and resulting market share for our New York health plan. The purchase price was financed through available cash. Transaction costs related to the acquisition were not material. The purchase price allocation will be determined during the second quarter of 2012. The results of the acquired operations of Health Plus will be included in the consolidated financial statements beginning May 1, 2012. As the acquisition was just recently consummated, the accounting for the business combination is not complete. The purchase price allocation is anticipated to be completed during the second quarter of 2012.

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

Employment Litigation

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011, on November 22, 2010, Hamel Toure, a former AMERIGROUP New York, LLC marketing representative, filed a putative collective and class action complaint against AMERIGROUP Corporation and AMERIGROUP New York, LLC in the United States District Court, Eastern District of New York. Subsequently, another lawsuit, styled Andrea Burch, individually and on behalf of all others similarly situated v. AMERIGROUP Corporation and AMERIGROUP New York, LLC, was consolidated with the Toure case.

The Second Amended Class Action Complaint with respect to these consolidated cases alleged, inter alia, that the plaintiffs and certain other employees should have been classified as non-exempt employees under the Fair Labor Standards Act (the “FLSA”) and during the course of their employment should have received overtime and other compensation under the FLSA from October 22, 2007 until the entry of judgment and under the New York Labor Law (the “NYLL”) from October 22, 2004 until the entry of judgment. The Complaint requested certification of the NYLL claims as a class action under Rule 23, designation of the FLSA claims as a collective action, a declaratory judgment, injunctive relief, an award of unpaid overtime compensation, an award of liquidated damages under the FLSA and the NYLL, pre-judgment interest, as well as costs, attorneys’ fees, and other relief.

On February 2, 2012, we reached an agreement in principle with the plaintiffs to settle the litigation and on April 20, 2012 the court granted preliminary approval of the settlement. The anticipated settlement, which is reflected in the audited Consolidated Financial Statements for the year ended December 31, 2011, did not have a material impact on our financial position, results of operations or cash flows. The terms of the final settlement are subject to court approval and there can be no assurance that the court will approve such settlement.

Louisiana

On July 25, 2011, the LA DHH announced that we were one of five managed care organizations selected through a competitive procurement to offer health care coverage to Medicaid recipients in Louisiana. Two managed care organizations that bid in the procurement, but were not selected, have protested the award of the contract to us and the other successful bidders and have instituted legal proceedings regarding the contract awards, styled Coventry Health Care of Louisiana, Inc. v. Bruce D. Greenstein, in his official capacity as Secretary of the Department of Health and Hospitals, State of Louisiana which was filed on or about September 9, 2011 and Aetna Better Health, Inc. v. Bruce D. Greenstein, in his official capacity as Secretary of the Department of Health and Hospitals, State of Louisiana which was filed on February 2, 2012 (collectively, the “LA Cases”). The LA Cases are currently pending in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. The plaintiffs have alleged, inter alia, that their respective administrative appeals of the contract awards should have been upheld and that the state erred in awarding the subject contracts. The LA Cases seek, inter alia, the entry of an order granting injunctive relief to prohibit the state from implementing the contract awards, canceling the contract awards, and granting such other legal and equitable relief as the nature of the cases permit.

We have intervened in the LA Cases as a defendant in support of LA DHH’s positions. While we believe that the award of the contract to us was proper, we are unable to predict the outcome of the LA Cases and can give no assurances that our award will be upheld or that the impact to our operations in Louisiana will not be significant if it is not upheld.

Other Litigation

We are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of the information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial position, results of operations or cash flows.

Results of Operations

The following table sets forth selected operating ratios for the three months ended March 31, 2012 and 2011. All ratios, with the exception of the HBR, are shown as a percentage of total revenues:

	Three Months Ended March 31,
	2012	2011
Premium revenue	99.6%	99.7%
Investment income and other	0.4	0.3

Total revenues	100.0%	100.0%

Health benefits expenses(1)	85.3%	81.8%
Selling, general and administrative expenses	8.4%	7.6%
Income before income taxes	3.0%	7.3%
Net income	1.9%	4.6%

(1)	HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Summarized comparative financial information for the three months ended March 31, 2012 and 2011 is as follows (dollars in millions, except per share data; totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal):

	Three Months Ended March 31,
	2012	2011	% Change 2012-2011
Revenues:
Premium	$1,760.8	$1,535.8	14.7
Investment income and other	7.4	4.1	79.4

Total revenues	1,768.2	1,539.9	14.8
Expenses:
Health benefits	1,501.2	1,257.0	19.4
Selling, general and administrative	148.0	116.5	27.0
Premium tax	43.4	40.4	7.3
Depreciation and amortization	10.9	9.1	19.9
Interest	12.1	4.2	188.7

Total expenses	1,715.5	1,427.1	20.2

Income before income taxes	52.7	112.8	(53.2)
Income tax expense	19.7	42.3	(53.5)

Net income	$33.1	$70.5	(53.1)

Diluted net income per share	$0.64	$1.37	(53.3)

Premium Revenue

Premium revenue increased 14.7% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was due primarily to growth in our Texas health plans as a result of our market expansions, expansion of benefits in several markets and commencement of operations in our newest market, Louisiana, on February 1, 2012. Our Texas market expansions included the 164 counties defined by the HHSC as the rural service areas, Lubbock County and El Paso County as well as the carve-in of pharmacy benefits for all of our Texas members and inpatient hospital services for the STAR+PLUS program on March 1, 2012; our expansion into the Beaumont service area on September 1, 2011; and our expansion into the Fort Worth STAR+PLUS program on February 1, 2011. Beginning July 1, 2011, our New Jersey market grew as a result of the expansion of managed care services to additional aged, blind and disabled (“ABD”) populations and the carve-in of pharmacy benefits for ABD members. Effective October 1, 2011, our New York and Ohio markets expanded as a result of the carve-in of pharmacy benefits for certain populations. These premium increases were offset in part by rate decreases in our Texas and Tennessee markets as a result of the annual rate setting process in those states. These rate decreases were effective September 1, 2011 and July 1, 2011, respectively.

Membership

The following table sets forth the approximate number of members we served in each state as of March 31, 2012 and 2011. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	March 31,
	2012	2011
Texas	703,000	582,000
Georgia	270,000	270,000
Florida	261,000	263,000
Maryland	210,000	207,000
Tennessee	206,000	205,000
New Jersey	156,000	133,000
New York	112,000	109,000
Nevada	86,000	82,000
Ohio	56,000	55,000
Virginia	46,000	39,000
Louisiana	44,000	—
New Mexico	23,000	22,000

Total	2,173,000	1,967,000

Total membership as of March 31, 2012 increased by 206,000 members, or 10.5% compared to that as of March 31, 2011. The increase is primarily due to significant membership growth in the state of Texas due primarily to our expansions into the 164 counties defined by the HHSC as the rural service areas, Lubbock County and El Paso County on March 1, 2012; our expansion into the Fort Worth STAR+PLUS program on February 1, 2011; and our expansion into the Beaumont service area on September 1, 2011. The increase in membership in 2012 is further attributable to our Louisiana health plan commencing operations on February 1, 2012 and the expansion of managed care services to additional ABD populations in our New Jersey market beginning July 1, 2011. These membership increases were offset in part by losses of membership in Texas in our Austin service area and our exit from the Corpus Christi service area as of February 29, 2012.

The following table sets forth the approximate number of our members who receive benefits under our products as of March 31, 2012 and 2011. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

	March 31,
Product	2012	2011
TANF (Medicaid)	1,508,000	1,394,000
ABD and LTC(1) (Medicaid)	280,000	215,000
CHIP	273,000	268,000
FamilyCare (Medicaid)	84,000	72,000
Medicare Advantage	28,000	18,000

Total	2,173,000	1,967,000

(1)	Long-term care.

Investment income and other revenue

Our investment portfolio is primarily comprised of fixed income securities and cash and cash equivalents. Our investment portfolio generated $7.4 million and $3.9 million in pre-tax income for the three months ended March 31, 2012 and 2011, respectively. The increase in investment income is primarily a result of an increase in realized gains on the sale of investments of $1.8 million from the sale of investments from our Georgia health plan in order to meet short-term liquidity needs due to the delays in premium receipts in that market. (See further discussion under—Liquidity and Capital Resources below). Additionally, investment income increased as a result of an increase in the average investment balance and average investment yield for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in the average investment balance was largely due to proceeds from the issuance of our 7.5% Senior Notes (see below).

The performance of our investment portfolio is predominantly interest rate driven and, consequently, changes in interest rates affect our returns on, and the fair value of, our portfolio which can materially affect our financial position, results of operations or cash flows in future periods.

Health benefits expenses

Expenses relating to health benefits for the three months ended March 31, 2012 increased 19.4% compared to the three months ended March 31, 2011. Our HBR increased to 85.3% for the three months ended March 31, 2012 compared to 81.8% for the same period of the prior year. The increase in HBR was primarily due to moderate increases in cost trends, expansion in new markets, products and benefits with higher medical costs relative to premium revenue, such as our expansions into new markets in Texas including the rural service areas, Lubbock, El Paso and Beaumont; the ABD expansion in Fort Worth, Texas and New Jersey; and the operational start of our Louisiana health plan. The increase in HBR was further the result of the carve-in of pharmacy benefits in New York, New Jersey, Ohio and to additional populations in Texas, which operate at a higher HBR than other benefits, and the impact of rate decreases in our Tennessee and Texas markets. These increases were partially offset by higher favorable reserve development related to prior periods during the three months ended March 31, 2012 compared to three months ended March 31, 2011.

The following table presents the components of the change in claims payable for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Claims payable, beginning of period	$573,448	$510,675
Health benefits expense incurred during the period:
Related to current year	1,576,070	1,307,566
Related to prior years	(74,917)	(50,604)

Total incurred	1,501,153	1,256,962
Health benefits payments during the period:
Related to current year	1,056,691	900,625
Related to prior years	399,523	327,245

Total payments	1,456,214	1,227,870

Claims payable, end of period	$618,387	$539,767

Health benefits expenses incurred during both periods were reduced for amounts related to prior years. The amounts related to prior years include the impact of amounts previously included in the liability to establish it at a level sufficient under moderately adverse conditions that were not needed and the reduction in health benefits expense due to revisions to prior estimates resulting from more complete claims payment information related to prior dates of service.

Selling, general and administrative expenses

SG&A increased 27.0% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in SG&A is primarily a result of increased salary and benefits expenses as a result of moderate workforce, wage and benefits increases. The increase was further attributable to increases in purchased services and advertising and marketing related to corporate projects and business development activities. Our SG&A to total revenues ratio was 8.4% and 7.6% for the three months ended March 31, 2012 and 2011, respectively. The increase in the SG&A ratio is primarily the result of the increase in expenses exceeding the growth in revenues particularly due to implementation costs incurred in advance of the commencement of operations in our new markets.

Premium tax expense

Premium taxes increased 7.3% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in premium tax expense is primarily due to growth in revenue in the majority of our markets where premium tax is levied, most significantly impacted through our premium revenue growth in our Texas health plans as a result of the expansions discussed above. The increase was further attributable to the operational start of our Louisiana health plan on February 1, 2012.

Interest expense

Interest expense was $12.1 million and $4.2 million for the three months ended March 31, 2012 and 2011, respectively. The increase in interest expense is attributable to interest associated with the $400.0 million aggregate principal amount of 7.5% Senior Notes issued on November 16, 2011 and the additional $75.0 million aggregate principal amount of 7.5% Senior Notes issued on January 18, 2012 (see Liquidity and Capital Resources – Financing Activities – Senior Notes, below, for further discussion).

Provision for income taxes

Income tax expense for the three months ended March 31, 2012 was $19.7 million with an effective tax rate of 37.3% compared to $42.3 million of income tax expense with an effective tax rate of 37.5% for the three months ended March 31, 2011. The change in the effective tax rate for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily attributable to a decrease in the blended state income tax rate.

Net income

Net income for the three months ended March 31, 2012 was $33.1 million, or $0.64 per diluted share, compared to net income of $70.5 million, or $1.37 per diluted share for the three months ended March 31, 2011. The decrease in net income is primarily attributable to market growth in products with higher relative medical expenses and compression from rate decreases, most significantly in our Texas and Tennessee markets. The decrease in net income was also due in part to an increase in SG&A expenses that exceeded the growth in revenue as a result of increased salary and benefits expenses from workforce, wage and benefits increases and increases in purchased services and advertising and marketing expenses incurred related to corporate projects and business development activities in advance of the commencement of operations in our new markets.

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, and cash flows from operations. As of March 31, 2012, we had cash and cash equivalents of $640.5 million, short- and long-term investments of $1.5 billion and restricted investments on deposit for licensure of $125.1 million. Cash, cash equivalents, and investments which are unregulated totaled $824.4 million at March 31, 2012.

Financing Activities

Universal Automatic Shelf Registration

On December 12, 2011, we filed a universal automatic shelf registration statement with the SEC which enables us to sell, in one or more public offerings, common stock, preferred stock, debt securities and other securities at prices and on terms to be determined at the time of the applicable offering. The shelf registration statement provides us with the flexibility to publicly offer and sell securities at times we believe market conditions make such an offering attractive. Because we are a well-known seasoned issuer, the shelf registration statement was effective upon filing.

Senior Notes

On November 16, 2011, we issued $400.0 million in aggregate principal amount of 7.5% Senior Notes. Interest on the 7.5% Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2012. The 7.5% Senior Notes rank equally in right of payment with any of our existing and future indebtedness that is not expressly subordinated thereto, senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. In addition, the 7.5% Senior Notes will be structurally subordinated to all indebtedness and other liabilities of our subsidiaries, unless our subsidiaries become guarantors of the 7.5% Senior Notes.

On January 18, 2012, under the shelf registration discussed above, we issued an additional $75.0 million in aggregate principal amount of 7.5% Senior Notes at a premium of 103.75%. The additional notes constitute a further issuance of, and are fungible with, the $400.0 million of 7.5% Senior Notes that we issued on November 16, 2011 and form a single series of debt securities with the initial notes. Following the issuance of the additional notes, the aggregate principal amount of our 7.5% Senior Notes outstanding was $475.0 million.

The 7.5% Senior Notes contain certain covenants restricting our ability, among other things, to incur additional indebtedness, pay dividends or make other distributions or payments, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, create certain liens and engage in certain types of mergers or acquisitions. These covenants are subject to certain exceptions, including exceptions that allow us to incur debt or make restricted payments if certain ratios are met. As of March 31, 2012 and December 31, 2011, we believe we were in compliance with all covenants under the 7.5% Senior Notes.

We intend to use a portion of the net proceeds from the offerings to repay at or prior to maturity the outstanding aggregate principal amount of our 2.0% Convertible Senior Notes, discussed below. The remaining net proceeds will be used for general corporate purposes, including acquisitions and/or business development opportunities which will include, in part, the funding of statutory capital commensurate with growth.

Convertible Senior Notes

As of March 31, 2012, we had $259.9 million outstanding in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012. The 2.0% Convertible Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior debt and senior to all of our subordinated debt. The 2.0% Convertible Senior Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears in cash on May 15 and November 15 of each year and mature on May 15, 2012, unless earlier repurchased or converted.

Upon conversion of the 2.0% Convertible Senior Notes, we will pay cash up to the principal amount of the 2.0% Convertible Senior Notes converted. With respect to any conversion value in excess of the principal amount, we have the option to settle the excess with cash, shares of our common stock, or a combination thereof based on a daily conversion value, as defined in the indenture. The initial conversion rate for the 2.0% Convertible Senior Notes is 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes, which represents a 32.5% conversion premium based on the closing price of

$32.10 per share of our common stock on March 22, 2007 and is equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, if the market price of our common stock exceeds $42.53 we will be obligated to settle, in cash and/or shares of our common stock at our option, an amount equal to approximately $6.1 million for each dollar in share price that the market price of our common stock exceeds $42.53, or the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes. In periods prior to conversion, the 2.0% Convertible Senior Notes would also have a dilutive impact to earnings if the average market price of our common stock exceeds $42.53 for the period reported. At conversion, the dilutive impact would result if the conversion value in excess of the principal amount of the 2.0% Convertible Senior Notes, if any, is settled in shares of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of 2.0% Convertible Senior Notes that elects to convert their 2.0% Convertible Senior Notes in connection with such fundamental change. As of March 31, 2012, the 2.0% Convertible Senior Notes had a dilutive impact to earnings per share as the average market price of our common stock of $67.33 for the three months ended March 31, 2012 exceeded the conversion price of $42.53.

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

Also concurrent with the issuance of the 2.0% Convertible Senior Notes, we sold warrants to acquire, subject to customary anti-dilution adjustments, 6,112,964 shares of our common stock at an exercise price of $53.77 per share. If the average market price of our common stock during a defined period ending on or about the settlement date exceeds the exercise price of the warrants, the warrants will be settled in shares of our common stock. Consequently, under the provisions of the warrant instruments, if the market price of our common stock exceeds $53.77 at exercise we will be obligated to settle in shares of our common stock an amount equal to approximately $6.1 million for each dollar that the market price of our common stock exceeds $53.77 resulting in a dilutive impact to our earnings. As of March 31, 2012, the warrant instruments had a dilutive impact to earnings per share for the three months ended March 31, 2012 as the average market price of our common stock for three months ended March 31, 2012 of $67.33 exceeded the $53.77 exercise price of the warrants.

The convertible note hedges and warrants are separate transactions which do not affect holders’ rights under the 2.0% Convertible Senior Notes.

As of March 31, 2012, our common stock was last traded at a price of $67.28 per share. Based on this value, if the 2.0% Convertible Senior Notes had been converted or matured at March 31, 2012, we would be obligated to pay the principal of the 2.0% Convertible Senior Notes plus an amount in cash or shares equal to $151.2 million. An amount equal to $151.2 million would be owed to us in cash or in shares of our common stock through the provisions of the convertible note hedges resulting in a net cash outflow equal to the principal amount of the 2.0% Convertible Senior Notes. At this per share value, we would be required to deliver approximately $82.6 million in shares of our common stock under the warrant instruments or approximately 1,227,000 shares of our common stock at that price per share.

Share Repurchase Program

Under the authorization of our Board of Directors, we maintain an ongoing share repurchase program. On August 4, 2011, the Board of Directors authorized a $250.0 million increase to the share repurchase program, bringing the total authorization to $650.0 million. The $650.0 million authorization is for repurchases made from and after August 5, 2009. No repurchases were made pursuant to this share repurchase program during the three months ended March 31, 2012. As of March 31, 2012, we had remaining authorization to purchase up to an additional $298.6 million of shares of our common stock under the share repurchase program.

Cash and Investments

Cash provided by operations was $31.0 million and $83.5 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in cash provided by operations primarily resulted from a decrease in net income of $37.4 million primarily as a result of market growth in products with relatively higher medical expenses and rate decreases, most significantly in our Texas and Tennessee markets, and a decrease in cash flows generated from working capital changes of $15.0 million. The decrease in cash provided by working capital changes resulted, in part, from changes in the timing of premium receipts from government agencies of $96.9 million primarily due to anticipated delays in the timing of premium receipts from GA DCH, as discussed below, as well as routine changes in the timing of premium receipts at our other health plans. The decrease in cash provided by working capital changes was further attributable to changes in contractual refunds payable and the timing of income tax payments. These decreases were offset in part by changes in the timing of unearned revenues of $80.7 million as a result of variability in the timing of receipts of premium from government agencies and changes in the timing of claims payable of $15.8 million primarily associated with market expansions and growth in the business.

Cash used in investing activities was $41.5 million and $264.8 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in cash used in investing activities of $223.3 million is due primarily to a decrease in the net purchases of investments of $225.5 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. We currently anticipate total capital expenditures for 2012 to be between approximately $75.0 million and $85.0 million related primarily to technological infrastructure development and investment in our health plan and corporate support facilities. For the three months ended March 31, 2012, total capital expenditures were $13.1 million.

Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of March 31, 2012, our investment portfolio consisted primarily of fixed-income securities with a weighted average maturity of approximately twenty-five months. We utilize investment vehicles such as certificates of deposit, commercial paper, corporate bonds, debt securities of government sponsored entities, equity index funds, money market funds, municipal bonds and U.S. Treasury securities. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. As of March 31, 2012, we had total cash and investments of approximately $2.3 billion.

The following table shows the types, percentages and average Standard and Poor’s (“S&P”) ratings of our holdings within our investment portfolio at March 31, 2012:

	Portfolio Percentage	Average S&P Rating
Cash, bank deposits and commercial paper	8.6%	AAA
Certificates of deposit	9.3%	AAA
Corporate bonds	26.5%	A
Debt securities of government sponsored entities and U.S. Treasury securities	12.2%	AA+
Equity index funds	2.4%	*
Money market funds	22.4%	AAA
Municipal bonds	18.6%	AA+

	100.0%	AA

*	Not applicable.

Cash provided by financing activities was $104.1 million and $19.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase in cash provided by financing activities is due primarily to our issuance of $75.0 million in aggregate principal amount of our 7.5% Senior Notes on January 18, 2012 at a premium of 103.75% and that there were no repurchases of common stock in the three months ended March 31, 2012 compared to $24.8 million in share repurchases during the three months ended March 31, 2011. The increase in cash provided by financing activities was partially offset by changes in bank overdrafts of $8.7 million due to the timing of check cycles.

We believe that existing cash and investment balances and cash flows from operations will be sufficient to support continuing operations, servicing our debt obligations, capital expenditures and our growth strategy for at least the next 12 months. On May 1, 2012, we utilized $85.0 million of our available cash to fund the completion of the previously announced acquisition of substantially all of the operating assets and contract rights of Health Plus, a Medicaid PHSP in New York. Additionally, we increased the funding of capital at our New York health plan during the first quarter of 2012 in anticipation of completion of the acquisition and anticipate further funding in accordance with regulatory requirements through the balance of the year.

As a result of the issuance of $75.0 million in aggregate principal amount of our 7.5% Senior Notes on January 18, 2012, our debt-to-total capital ratio increased to 35.5% at March 31, 2012 from 33.8% at December 31, 2011. We utilize the debt-to-total capital ratio as a measure, among others, of our leverage and financial flexibility. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms.

Lastly, the government agencies with whom we contract can and have from time-to-time delayed the timing of payment of the premium revenue we are entitled to receive under our respective contracts by one month or more. This delay can be a result of cash management strategies on the part of the government agencies or other reasoning beyond our control. Despite any delays in premium payments, our contracts require that we pay claims for medical services within certain time frames which would require that we remit payments to providers for services in advance of receipts from the government agencies if such receipts are delayed. In general, we believe we will be able to collect any delayed premiums; however, if these delays occur in a significant market for an extended period of time or in more than one market that in the aggregate are significant to our consolidated business, our liquidity could be materially adversely affected. For example, we experienced a delay in the timing of premium payments to our Georgia health plan from GA DCH during the three months ended March 31, 2012. Although GA DCH continues to pay a portion of the premium payments to our Georgia health plan on a monthly basis, we anticipate that GA DCH will not be current on all premium payments until the third quarter of 2012, or later. If this delay continues for an extended period, our liquidity could be materially adversely affected.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include Health Maintenance Organizations (“HMOs”), one health insuring corporation (“HIC”), one accident and health insurance company (“A&H”) and one PHSP. HMOs, HICs, A&Hs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and regulate the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of March 31, 2012, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls, choose to increase capital at its subsidiary health plans, or fund minimum statutory capital requirements to meet the increased requirements from growth during the remainder of 2012 using unregulated cash, cash equivalents, investments or a combination thereof. Our recent growth in Texas, the commencement of operations in Louisiana, our acquisition of the operating assets and contract rights of Health Plus in New York and the planned commencement of operations in Washington in the second half of this year each have or will require funding by the parent company to meet desired and/or required statutory capital levels.

The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs, insurers and other entities bearing risk for health care coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“the RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs and insurers by establishing the minimum amount of capital appropriate for an HMO or insurer to support its overall business operations in consideration of its size, structure and risk profile. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action based on the HMO or insurer’s financial condition, ranging from (a) requiring insurers to submit a comprehensive RBC plan to the state insurance commissioner containing proposals for corrective action, to (b) requiring the state insurance commissioner to place the insurer under regulatory control (e.g., rehabilitation or liquidation) pursuant to the state insurer receivership statue. Nine of the twelve states in which we operated at March 31, 2012 have adopted RBC as the measure of required surplus. At March 31, 2012, our RBC ratio in each of these states exceeded the requirement thresholds at which regulatory action would be initiated. Although not all states had adopted these rules at March 31, 2012, at that date, each of our active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.

Additionally, the 7.5% Senior Notes contain certain covenants restricting our ability, among other things, to pay dividends or make other distributions or payments subject to certain exceptions, including exceptions that allow us to incur debt or make restricted payments if certain ratios are met.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments at March 31, 2012 (in thousands):

Contractual Obligations	Total	Remainder of 2012	2013	2014	2015	2016	2017	Thereafter
Long-term obligations, including interest	$1,022,479	$298,104	$35,625	$35,625	$35,625	$35,625	$35,625	$546,250
Operating lease obligations	86,424	13,082	13,643	11,327	10,237	9,571	8,132	20,432

Total contractual obligations	$1,108,903	$311,186	$49,268	$46,952	$45,862	$45,196	$43,757	$566,682

Long-term Obligations. Long-term obligations at March 31, 2012 include amounts due under our 2.0% Convertible Senior Notes and amounts due under our 7.5% Senior Notes. As of March 31, 2012, we had outstanding $259.9 million in aggregate principal amount of 2.0% Convertible Senior Notes due May 15, 2012 and $475.0 million in aggregate principal amount of 7.5% Senior Notes due November 15, 2019. We intend to use available cash, including proceeds from the issuance of the 7.5% Senior Notes to repay at or prior to maturity our 2.0% Convertible Senior Notes.

Operating Lease Obligations. Our operating lease obligations at March 31, 2012 are primarily for payments under non-cancelable office space and office equipment leases.

Commitments

At March 31, 2012, we had an outstanding purchase agreement entered into on October 25, 2011 to purchase substantially all of the operating assets and contract rights of Health Plus, a PHSP in New York, for $85.0 million. Health Plus serves members in New York State’s Medicaid, Family Health Plus and Child Health

Plus programs, as well as the federal Medicare Advantage program. The purchase was consummated on May 1, 2012 and the purchase price was financed through available cash. Transaction costs related to the acquisition were not material.

As of March 31, 2012, we had no other material commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our Condensed Consolidated Balance Sheets include a number of assets whose fair values are subject to market risk. Due to our significant investment in fixed-income investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. The financial markets have experienced periods of volatility and disruption, which have impacted liquidity and valuations of many financial instruments. While we do not believe we have experienced material adverse changes in the value of our cash equivalents and investments, disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our financial position, results of operations, or cash flows. As of March 31, 2012, substantially all of our investments were in high-quality securities that have historically exhibited good liquidity.

The fair value of our fixed-income investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed-income investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time-to-time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of March 31, 2012, an increase of 1.0% in interest rates on securities with maturities greater than one year would reduce the fair value of our fixed-income investment portfolio by approximately $30.4 million. Conversely, a reduction of 1.0% in interest rates on securities with maturities greater than one year would increase the fair value of our fixed-income investment portfolio by approximately $27.0 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1.0% change in interest rates.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting. During the first quarter of 2012, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 8 to the Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A.	Risk Factors

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. There has been no material change in our risk factors as previously disclosed in Part I., Item 1.A., Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 24, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the three months ended March 31, 2012:

Period	Total Number of Shares (or Units) Purchased (#)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1) (#)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2) ($)
January 1 – January 31, 2012(3)	10,221	65.07	—	298,589,065
February 1 – February 29, 2012	—	—	—	298,589,065
March 1 – March 31, 2012(3)	6,488	64.97	—	298,589,065

Total	16,709	65.03	—	298,589,065

(1)	On November 18, 2011, we entered into a trading plan in accordance with Rule 10b5-1 of the Exchange Act, to facilitate repurchases of our common stock pursuant to our share repurchase program (the “Rule 10b5-1 plan”). The Rule 10b5-1 plan effectively terminated the previous Rule 10b5-1 plan and became effective on February 22, 2012 and expires on February 22, 2014, unless terminated earlier in accordance with its terms.
(2)	The share repurchase program authorized by the Board of Directors allows us to repurchase up to $650.0 million shares of our common stock from and after August 5, 2011. No duration has been placed on the repurchase program and we reserve the right to discontinue the repurchase program at any time.
(3)	Our 2009 Equity Incentive Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During January and March 2012, certain employees elected to tender 10,221 shares and 6,448 shares, respectively, to the Company in payment of related withholding taxes upon vesting of restricted stock.

Item 5.	Other Information

On May 1, 2012, the Company’s New York health plan, AMERIGROUP New York, LLC, (“AGP NY”) completed the previously announced acquisition of substantially all of the operating assets and contract rights of Health Plus Prepaid Health Services Plan, Inc. (“Health Plus”), a Prepaid Health Service Plan in New York. As a result of this acquisition, AGP NY’s contract with the New York State Department of Health to provide managed care services to eligible members under the Medicaid Managed Care and/or Family Health Plus program (“the NY DOH Contract”) now covers substantially more eligible membership than that covered prior to the acquisition and is therefore deemed a material contract. The current term of the NY DOH Contract extends through February 28, 2013.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index immediately following the Signatures page are incorporated herein by reference into this Item 6 of Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

	By:	/s/ JAMES G. CARLSON
James G. Carlson
Chairman, Chief Executive
Officer and President

Date: May 4, 2012

AMERIGROUP Corporation

	By:	/s/ JAMES W. TRUESS
James W. Truess
Chief Financial Officer and
Executive Vice President

Date: May 4, 2012

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-108831) filed on October 9, 2003).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (No. 001-31574) filed on February 14, 2008).

4.1	Form of share certificate for common stock (incorporated by reference to Exhibit 3.3 to our Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-37410) filed on July 24, 2000).

4.2	Registration Rights Agreement dated March 28, 2007, between AMERIGROUP Corporation and Goldman Sachs, & Co., as representative of the initial purchasers of $240.0 million of the 2.0% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 to our Current Report on form 8-K (No. 001-31574) filed on April 3, 2007).

4.3	Indenture related to the 2.0% Convertible Senior Notes due 2012 dated March 28, 2007, between AMERIGROUP Corporation and The Bank of New York, as trustee (including the form of 2.0% Convertible Senior Note due 2012) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (No. 001-31574) filed on April 3, 2007).

4.4	Senior Indenture related to the 7.5% Senior Notes due 2019 dated November 16, 2011, between AMERIGROUP Corporation and The Bank of New York Mellon, Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (No. 001-31574) filed on November 17, 2011).

4.5	First Supplemental Indenture related to the 7.5% Senior Notes due 2019 dated November 16, 2011, between AMERIGROUP Corporation and The Bank of New York Mellon, Trust Company, N.A., as trustee (including the form of 7.5% Senior Note due 2019) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (No. 001-31574) filed on November 17, 2011).

10.1	Amendment No. 10 to the Contractor Risk Agreement between the state of Tennessee and AMERIGROUP Tennessee, Inc. effective July 1, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed on January 24, 2012).

Exhibit Number	Description

10.2	Amendment No. 1 effective March 1, 2012, to the Health & Human Services Commission Uniform Managed Care Contract for the STAR, STAR+PLUS and CHIP programs, Contract No. 529-12-0002-00019, expiring August 31, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (No. 001-31574) filed on March 6, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 4, 2012.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 4, 2012.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 4, 2012.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.