Form 10-Q
period 2012-06-30
AMERIGROUP CORP
filed 2012-08-03
CIK 1064863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-31574
_____________________________
 AMERIGROUP Corporation
(Exact name of registrant as specified in its charter)
 ______________________________

Delaware	54-1739323
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4425 Corporation Lane, Virginia Beach, VA	23462
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(757) 490-6900
N/A
(Former name, former address and former fiscal year, if changed since last report)
______________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2012, there were 48,628,340 shares outstanding of the Company’s common stock, par value $0.01 per share.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements
AMERIGROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$624,330	$546,811
Short-term investments	157,657	394,346
Premium receivables	312,183	106,510
Deferred income taxes	28,253	24,720
Provider and other receivables	40,943	34,767
Prepaid expenses and other	58,265	58,606
Total current assets	1,221,631	1,165,760
Long-term investments	1,059,800	1,118,127
Investments on deposit for licensure	182,604	128,063
Property, equipment and software, net	121,939	110,602
Other long-term assets	44,580	18,300
Goodwill	316,747	260,496
Total assets	$2,947,301	$2,801,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$686,498	$573,448
Unearned revenue	93,043	780
Accrued payroll and related liabilities	66,494	63,475
Contractual refunds payable	44,241	40,123
Accounts payable, accrued expenses and other	166,512	149,353
Current portion of long-term debt	—	256,995
Total current liabilities	1,056,788	1,084,174
Long-term debt	477,648	400,000
Deferred income taxes	23,101	19,447
Other long-term liabilities	11,663	13,208
Total liabilities	1,569,200	1,516,829
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; outstanding 47,413,878 and 46,878,474 at June 30, 2012 and December 31, 2011, respectively	598	573
Additional paid-in capital	797,816	637,605
Accumulated other comprehensive income	13,946	11,942
Retained earnings	1,124,734	1,059,624
	1,937,094	1,709,744
Less treasury stock at cost (13,398,367 and 11,201,634 shares at June 30, 2012 and December 31, 2011, respectively)	(558,993)	(425,225)
Total stockholders’ equity	1,378,101	1,284,519
Total liabilities and stockholders’ equity	$2,947,301	$2,801,348

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Revenues:
Premium	$2,219,238	$1,523,433	$3,980,043	$3,059,228
Investment income and other	7,955	4,001	15,346	8,121
Total revenues	2,227,193	1,527,434	3,995,389	3,067,349
Expenses:
Health benefits	1,929,098	1,281,760	3,430,251	2,538,722
Selling, general and administrative	171,412	122,289	319,365	238,748
Premium tax	51,818	40,439	95,207	80,887
Depreciation and amortization	12,290	9,332	23,190	18,422
Interest	10,651	4,170	22,716	8,349
Total expenses	2,175,269	1,457,990	3,890,729	2,885,128
Income before income taxes	51,924	69,444	104,660	182,221
Income tax expense	19,900	25,150	39,550	67,450
Net income	$32,024	$44,294	$65,110	$114,771
Net income per share:
Basic net income per share	$0.68	$0.91	$1.38	$2.37
Weighted average number of common shares outstanding	47,312,154	48,419,556	47,186,248	48,342,756
Diluted net income per share	$0.63	$0.83	$1.27	$2.18
Weighted average number of common shares and dilutive potential common shares outstanding	50,439,487	53,541,368	51,170,927	52,658,303

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Net income	$32,024	$44,294	$65,110	$114,771
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, before tax	30	9,546	3,692	8,583
Income tax expense related to unrealized gain on available-for-sale securities	(13)	(3,591)	(1,688)	(3,228)
Other comprehensive income, net of tax	17	5,955	2,004	5,355
Comprehensive income	$32,041	$50,249	$67,114	$120,126

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2012
(Dollars in thousands)
(Unaudited)

				Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital		Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2011	46,878,474	$573	$637,605	$11,942	$1,059,624	11,201,634	$(425,225)	$1,284,519
Common stock issued upon exercise of stock options, vesting of restricted stock grants and purchases under the employee stock purchase plan	604,738	4	12,488	—	—	—	—	12,492
Common stock issued upon conversion of the 2.0% Convertible Senior Notes	2,127,399	21	129,410	—	—	—	—	129,431
Common stock received through hedge instruments upon conversion of the 2.0% Convertible Senior Notes	(2,127,399)	—	—	—	—	2,127,399	(129,431)	(129,431)
Compensation expense related to share-based payments	—	—	13,685	—	—	—	—	13,685
Tax benefit related to share-based payments	—	—	4,628	—	—	—	—	4,628
Employee stock relinquished for payment of taxes	(69,334)	—	—	—	—	69,334	(4,337)	(4,337)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	2,004	—	—	—	2,004
Net income	—	—	—	—	65,110	—	—	65,110
Balances at June 30, 2012	47,413,878	$598	$797,816	$13,946	$1,124,734	13,398,367	$(558,993)	$1,378,101

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$65,110	$114,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,190	18,422
Loss on disposal or abandonment of property, equipment and software	79	320
Deferred tax benefit	(1,566)	(144)
Compensation expense related to share-based payments	13,685	10,757
Non-cash interest expense	3,164	5,682
Amortization of investment premiums and other	5,825	7,263
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Premium receivables	(205,673)	(31,616)
Prepaid expenses, provider and other receivables and other current assets	(4,354)	(28,722)
Other long-term assets	(1,737)	(2,106)
Claims payable	113,050	8,833
Accounts payable, accrued expenses, contractual refunds payable and other current liabilities	1,625	10,653
Unearned revenue	92,263	1,146
Other long-term liabilities	(1,545)	(606)
Net cash provided by operating activities	103,116	114,653
Cash flows from investing activities:
Proceeds from sale or call of available-for-sale securities	755,858	464,366
Purchase of available-for-sale securities	(459,620)	(721,853)
Proceeds from redemption of investments on deposit for licensure	30,614	68,374
Purchase of investments on deposit for licensure	(85,072)	(78,606)
Purchase of property, equipment and software	(28,862)	(20,170)
Purchase of contract rights and related assets	(85,168)	—
Net cash provided by (used in) investing activities	127,750	(287,889)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	77,813	—
Issuance costs of long-term debt	(1,061)	—
Repayment of convertible notes principal	(259,880)	—
Net increase in bank overdrafts	12,553	16,262
Customer funds administered	(46)	3,078
Proceeds from exercise of stock options and employee stock purchases	12,492	40,020
Repurchase of common stock shares	—	(79,997)
Tax benefit related to share-based payments	4,782	12,698
Net cash used in financing activities	(153,347)	(7,939)
Net increase (decrease) in cash and cash equivalents	77,519	(181,175)
Cash and cash equivalents at beginning of period	546,811	763,946
Cash and cash equivalents at end of period	$624,330	$582,771
Supplemental disclosures of non-cash information:
Employee stock relinquished for payment of taxes	$(4,337)	$(3,621)
Unrealized gain on available-for-sale securities, net of tax	$2,004	$5,355
Common stock issued upon conversion of the 2.0% Convertible Senior Notes	$129,431	$—
Common stock received through hedge instruments upon conversion of the 2.0% Convertible Senior Notes	$(129,431)	$—

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Interim Financial Reporting
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 of AMERIGROUP Corporation and its subsidiaries (the “Company”) are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2012 and operating results for the interim periods ended June 30, 2012 and 2011. The December 31, 2011 Condensed Consolidated Balance Sheet was derived from the audited consolidated financial statements as of that date. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2012. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2012.
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
3. Earnings Per Share
Basic net income per share has been computed by dividing net income by the weighted average number of shares of

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

common stock outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. The following table sets forth the calculations of basic and diluted net income per share (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic net income per share:
Net income	$32,024	$44,294	$65,110	$114,771
Weighted average number of common shares outstanding	47,312,154	48,419,556	47,186,248	48,342,756
Basic net income per share	$0.68	$0.91	$1.38	$2.37
Diluted net income per share:
Net income	$32,024	$44,294	$65,110	$114,771
Weighted average number of common shares outstanding	47,312,154	48,419,556	47,186,248	48,342,756
Dilutive effect of stock options and non-vested stock awards	1,245,492	1,764,664	1,329,421	1,813,532
Dilutive effect of assumed conversion of the 2.0% Convertible Senior Notes	967,141	2,196,048	1,578,640	1,818,377
Dilutive effect of warrants	914,700	1,161,100	1,076,618	683,638
Weighted average number of common shares and dilutive potential common shares outstanding	50,439,487	53,541,368	51,170,927	52,658,303
Diluted net income per share	$0.63	$0.83	$1.27	$2.18
Potential common stock equivalents representing 86,760 shares and 59,554 shares for the three and six months ended June 30, 2012, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive. Potential common stock equivalents representing 4,835 shares and 2,431 shares for the three and six months ended June 30, 2011, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.
4. Fair Value Measurements
The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash, premium receivables, provider and other receivables, prepaid expenses and other, claims payable, unearned revenue, accrued payroll and related liabilities, contractual refunds payable, accounts payable, accrued expenses and other current liabilities: The fair value of these financial instruments approximates the historical cost because of the short maturity of these items.
Cash equivalents, short-term investments (other than certificates of deposit), long-term investments (other than auction rate securities) and investments on deposit for licensure: Fair value for these items is determined based upon quoted market prices, quoted prices for similar or identical securities and/or pricing models.
Certificates of deposit and auction rate securities: Fair value is determined based upon discounted cash flow analyses or using pricing models.
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
Assets and liabilities are categorized based upon a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1 — Observable inputs such as quoted prices in active markets: The Company’s Level 1 securities consist of equity index funds and money market funds. Level 1 securities are included in cash equivalents, short-term

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

investments, long-term investments and investments on deposit for licensure in the accompanying Condensed Consolidated Balance Sheets. These securities are actively traded and therefore the fair value for these securities is based on quoted market prices on one or more securities exchanges.
Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable: The Company’s Level 2 securities consist of certificates of deposit, commercial paper, corporate bonds, debt securities of government sponsored entities, municipal bonds (other than auction rate securities) and U.S. Treasury securities and are included in cash equivalents, short-term investments, long-term investments and investments on deposit for licensure in the accompanying Condensed Consolidated Balance Sheets. The Company’s investments in securities classified as Level 2 are traded frequently though not necessarily daily. Fair value for these securities, except certificates of deposit, is determined using a market approach based on quoted prices for similar securities in active markets; quoted prices for identical securities in inactive markets; or pricing models utilizing inputs other than quoted prices that are observable, either directly or indirectly, for substantially the full term of the financial instrument. Fair value of certificates of deposit is determined using a discounted cash flow model comparing the stated rates of the certificates of deposit to current market interest rates for similar instruments or pricing models utilizing inputs other than quoted prices that are observable. The Company’s Level 2 assets also include cash surrender value of life insurance as the fair value inputs based on the current settlement value under the contract.
The Company’s Level 2 liabilities (discussed below) consist of its 7.5% Senior Notes and are included in long-term debt in the accompanying Condensed Consolidated Balance Sheets and its 2.0% Convertible Senior Notes included in current portion of long-term debt as of December 31, 2011 in the accompanying Condensed Consolidated Balance Sheets. Fair value for these liabilities is determined based on the market yield on trades of the notes at or near the end of each reporting period. The Company’s Level 2 liabilities also include deferred compensation whose fair value inputs are based on the quoted market prices of the underlying assets designated by the participants in the deferred compensation plan.
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
The Company has not elected to apply the fair value option available under current guidance for any financial assets and liabilities that are not required to be measured at fair value. Transfers between levels, as a result of changes in the inputs used to determine fair value, are recognized as of the beginning of the reporting period in which the transfer occurs. There were no transfers between levels for the periods ended June 30, 2012 and December 31, 2011.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Assets
The Company’s assets measured at fair value on a recurring basis at June 30, 2012 were as follows (dollars in thousands):

				Fair Value Measurements at Reporting Date Using
	Fair Value of Cash Equivalents	Fair Value of Available-for- Sale Securities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$144,353	$13,019	$157,372	$—	$157,372	$—
Commercial paper	34,720	51,762	86,482	—	86,482	—
Corporate bonds	250	576,063	576,313	—	576,313	—
Debt securities of government sponsored entities	911	219,968	220,879	—	220,879	—
Equity index funds	—	63,850	63,850	63,850	—	—
Money market funds	360,449	60,105	420,554	420,554	—	—
Municipal bonds	8,403	395,293	403,696	—	397,952	5,744
U.S. Treasury securities	—	20,001	20,001	—	20,001	—
Total assets measured at fair value	$549,086	$1,400,061	$1,949,147	$484,404	$1,458,999	$5,744

The Company’s assets measured at fair value on a recurring basis at December 31, 2011 were as follows (dollars in thousands):

				Fair Value Measurements at Reporting Date Using
	Fair Value of Cash Equivalents	Fair Value of Available-for- Sale Securities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$105,017	$118,094	$223,111	$—	$223,111	$—
Commercial paper	26,617	172,564	199,181	—	199,181	—
Corporate bonds	—	566,724	566,724	—	566,724	—
Debt securities of government sponsored entities(1)	—	290,543	290,543	—	290,543	—
Equity index funds	—	40,843	40,843	40,843	—	—
Money market funds	404,757	15,067	419,824	419,824	—	—
Municipal bonds	3,121	410,577	413,698	—	402,147	11,551
U.S. Treasury securities(1)	—	26,124	26,124	—	26,124	—
Total assets measured at fair value	$539,512	$1,640,536	$2,180,048	$460,667	$1,707,830	$11,551
_________________

(1)
The table has been corrected to reflect debt securities of government sponsored entities and U.S. Treasury securities as Level 2 within the fair value hierarchy. Previously, these instruments were reflected as Level 1.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of two investments in auction rate securities at June 30, 2012 and three investments in auction rate securities at December 31, 2011. These auction rate securities maintain AA+ or higher ratings from Moody’s Corporation or the Standard & Poor’s rating services. Investments in auction rate securities represent less than one percent of the Company’s investment portfolio as of June 30, 2012 and December 31, 2011 and are immaterial to the investment portfolio and to the consolidated total assets of the Company.
Assets measured at fair value on a non-recurring basis at June 30, 2012 consist of acquired assets from a business acquisition. The methodologies used to measure the fair value of these assets using Level 3 inputs are described below (see Note 6).

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Liabilities
The estimated fair value of the 7.5% Senior Notes and the 2.0% Convertible Senior Notes (see Note 9) is determined based upon quoted market prices. The 7.5% Senior Notes and the 2.0% Convertible Senior Notes are carried at fair value at the dates of issuance plus or minus the unamortized premium/discount in the accompanying Condensed Consolidated Balance Sheets. During the three months ended June 30, 2012, all of the Company's remaining outstanding 2.0% Convertible Senior Notes were surrendered for conversion by the noteholders in accordance with the terms and provisions of the indenture governing the 2.0% Convertible Senior Notes. As of June 30, 2012 and December 31, 2011, the fair values and carrying values of these instruments were as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
2.0% Convertible Senior Notes	$—	$—	$371,005	$256,995
7.5% Senior Notes	515,375	477,648	414,048	400,000

5. Short- and Long-Term Investments and Investments on Deposit for Licensure
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short- and long-term investments and investments on deposit for licensure held at June 30, 2012 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$13,019	$—	$—	$13,019
Commercial paper	51,685	77	—	51,762
Corporate bonds	572,785	3,441	163	576,063
Debt securities of government sponsored entities	219,432	616	80	219,968
Equity index funds	60,889	3,355	394	63,850
Money market funds	60,105	—	—	60,105
Municipal bonds	379,855	16,029	591	395,293
U.S. Treasury securities	19,941	62	2	20,001
Total	$1,377,711	$23,580	$1,230	$1,400,061
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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The amortized cost and fair value of investments in debt securities, by contractual maturity, for available-for-sale short- and long-term investments and investments on deposit for licensure held at June 30, 2012 were as follows (dollars in thousands):

	Amortized Cost	Fair Value
Maturing within one year	$456,138	$456,893
Maturing between one year and five years	604,792	610,121
Maturing between five years and ten years	206,261	216,985
Maturing in greater than ten years	49,631	52,212
Total	$1,316,822	$1,336,211

Investments in equity index funds with a cost of $60.9 million and a fair value of $63.9 million are excluded from the table above because they are not debt securities.
The following tables show the fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired at June 30, 2012 and December 31, 2011. Investments are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months			12 Months or Greater
	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities
June 30, 2012:
Corporate bonds	$68,680	$123	68	$6,861	$40	3
Debt securities of government sponsored entities	19,719	80	11	—	—	—
Equity index funds	11,353	394	6	—	—	—
Municipal bonds	39,325	85	30	5,744	506	2
U.S. Treasury securities	14,111	2	5	—	—	—
Total temporarily impaired securities	$153,188	$684	120	$12,605	$546	5

	Less than 12 Months			12 Months or Greater
	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities
December 31, 2011:
Commercial paper	$149,074	$95	12	$—	$—	—
Corporate bonds	185,231	1,498	98	8,989	12	1
Debt securities of government sponsored entities	103,766	100	28	—	—	—
Equity index funds	17,021	658	5	—	—	—
Municipal bonds	5,129	1	1	11,551	999	3
U.S. Treasury securities	12,025	1	3	—	—	—
Total temporarily impaired securities	$472,246	$2,353	147	$20,540	$1,011	4
The Company typically invests in highly-rated debt securities and its investment policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires fixed income investments to generally be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss and maintaining appropriate liquidity for the Company’s operations. Fair values were determined for each individual security in the investment portfolio. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, general market conditions and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of a security’s amortized cost basis. During the three and six months ended June 30, 2012, the Company did not record any charges for other-than-temporary impairment of its available-for-sale securities.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of June 30, 2012, the Company’s investments in debt securities in an unrealized loss position all hold investment grade ratings by various credit rating agencies. Additionally, the issuers have been current on all interest payments. The temporary declines in value at June 30, 2012 are primarily due to fluctuations in short-term market interest rates and the lack of liquidity of municipal bond auction rate securities. The Company believes that the auction rate securities that have been in an unrealized loss position for greater than 12 months have experienced losses due to the lack of liquidity for these instruments, not as a result of impairment of the underlying debt securities. The Company does not intend to sell the securities in an unrealized loss position prior to maturity or recovery and it is not likely that the Company will be required to sell these securities prior to maturity or recovery; therefore, there is no indication of other-than-temporary impairment for these securities.
Realized gains and losses on available-for-sale securities have been reclassified, on a specific identification basis, from accumulated other comprehensive income and included in investment income and other in the accompanying Condensed Consolidated Statements of Income. Realized gains and losses for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross realized gains	$646	$11	$2,522	$50
Gross realized losses	(51)	(7)	(52)	(9)
Net realized gains	$595	$4	$2,470	$41

6. Business Acquisition
On May 1, 2012, the Company's New York health plan completed the previously announced acquisition of substantially all of the operating assets and contract rights of Health Plus, a Medicaid Prepaid Health Service Plan in New York, for $85.2 million. The purchase price was financed through available cash. The acquisition is expected to substantially increase the operations and resulting market share of the Company's New York health plan. Transaction costs related to the acquisition were included in selling, general and administrative expenses upon occurrence and were not material.
The transaction was accounted for using the acquisition method of accounting and the purchase price was allocated to the fair values of assets acquired and liabilities assumed. Goodwill recognized from the acquisition represents, among other things, the future economic benefits arising from expected synergies and is consistent with the Company's stated intentions to strengthen its position and expand operations in the state of New York. The acquired goodwill is fully deductible for income tax purposes. The following table summarizes the allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed on May 1, 2012:

May 1, 2012
Prepaid expenses and other current assets	$1,111
Property, equipment and software	3,849
Intangible assets	24,900
Other long-term assets	282
Goodwill	56,251
Total assets acquired	86,393
Accrued payroll related liabilities	(1,225)
Net assets acquired	$85,168

Intangible assets acquired consist of specifically identifiable intangible assets including rights to the Medicaid and Medicare service contracts, the New York Health Plus trade name and rights to the provider network. The fair values of intangible assets related to the rights to the Medicaid and Medicare service contracts were determined using an income approach that relies on projected future net cash flows including key assumptions for the customer attrition rate and discount rate and are being amortized over a period of 115 months based on a projected disenrollment rate of members in this market. The fair value of the intangible asset related to the trade name was determined using an income approach that relies on projected future net cash flows including key assumptions for the royalty income rate and discount rate and is being amortized

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

over a period of 120 months on a straight-line basis. The fair value of the intangible asset related to the provider network was determined using a modified cost approach that relies on key assumptions for the amount of time and number of personnel needed to replace the entire provider network and is being amortized over a period of 120 months on a straight-line basis. Other long-term assets acquired consist of long-term deposits.
The operations of Health Plus have been integrated with the Company's New York health plan. As a result, it is not practicable to disclose the amounts of revenue and earnings included in the Condensed Consolidated Statements of Income attributable to the Health Plus acquisition since the acquisition date.
The unaudited pro forma information presented below includes the effects of the acquisition as if it had been consummated as of the beginning of the prior fiscal year. The pro forma results include adjustments for premium tax, depreciation and amortization associated with acquired tangible and intangible assets, reduced investment income related to cash used to fund the acquisition, adjustments for management fee arrangements, charges related to the Management Services Agreement ("MSA") (discussed below) and related income tax effects. Consistent with the Company's established accounting policies, the results of operations for the three and six months ended June 30, 2012 include increased health benefits expense in order to establish an estimate for claims payable sufficient to cover obligations under an assumption of moderately adverse conditions as a result of the growth in our New York health plan membership. As the Company's acquisition of Health Plus was an asset acquisition which did not include an assumption of any liability for claims payable for dates of service prior to the acquisition, the pro forma results of operations below do not reflect the reversal of estimates held by Health Plus for this factor. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies or other expected benefits of the acquisition and is not necessarily indicative of future results of operations or results that might have been achieved had the acquisition been consummated as of the beginning of the prior fiscal year (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Premium revenue	$2,327,573	$1,765,710	$4,412,381	$3,538,352
Net income	$31,917	$44,450	$64,048	$113,640
Basic earnings per share	$0.67	$0.92	$1.36	$2.35
Diluted earnings per share	$0.63	$0.83	$1.25	$2.16

In conjunction with the purchase agreement, the Company and the seller entered into a MSA whereby the Company will provide certain claims and operational processing services to the seller for a period up to five years. The majority of these services are expected to be provided during the first year subsequent to the purchase. The effect of this agreement is not expected to be material to our results of operations.
7. Summary of Goodwill and Acquired Intangible Assets
There were no changes in the carrying amount of goodwill for the year ended December 31, 2011. The change in the carrying amount of goodwill for the period ended June 30, 2012 is as follows (dollars in thousands):

	December 31, 2011	Additions(1)	Disposals/ Impairment	June 30, 2012
Goodwill	$269,375	$56,251	$—	$325,626
Accumulated impairment losses	(8,879)	—	—	(8,879)
Total	$260,496	$56,251	$—	$316,747

(1)	Goodwill associated with the acquisition of substantially all of the operating assets and contract rights of Health Plus on May 1, 2012 (see Note 6).

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other acquired intangible assets, included in other long-term assets in the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Membership rights	$40,946	$(27,186)	$27,546	$(26,141)
Provider contracts	1,425	(486)	625	(453)
Trademarks and other	11,646	(1,124)	946	(946)
	$54,017	$(28,796)	$29,117	$(27,540)

8. Claims Payable
The following table presents the components of the change in claims payable for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Claims payable, beginning of period	$573,448	$510,675
Health benefits expense incurred during the period:
Related to current year	3,528,233	2,613,310
Related to prior years	(97,982)	(74,588)
Total incurred	3,430,251	2,538,722
Health benefits payments during the period:
Related to current year	2,880,028	2,168,850
Related to prior years	437,173	361,039
Total payments	3,317,201	2,529,889
Claims payable, end of period	$686,498	$519,508
Health benefits expense incurred during both periods was reduced for amounts related to prior years. The amounts related to prior years include the impact of amounts previously included in the liability to establish it at a level sufficient under moderately adverse conditions that were not needed and the reduction in health benefits expense due to revisions to prior estimates.

9. Long-Term Debt
Long-term debt consisted of the following at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
2.0% Convertible Senior Notes	$—	$256,995
7.5% Senior Notes	477,648	400,000
Total long-term debt	477,648	656,995
Less current portion of 2.0% Convertible Senior Notes	—	256,995
Total long-term debt, less current portion	$477,648	$400,000
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

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.5% Senior Notes will be structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries, unless the Company’s subsidiaries become guarantors of the 7.5% Senior Notes.
On January 18, 2012, the Company issued an additional $75.0 million in aggregate principal amount of unsecured 7.5% Senior Notes due November 15, 2019 at a premium of 103.75%. The additional notes constitute a further issuance of, and are fungible with, the $400.0 million of 7.5% Senior Notes that the Company issued on November 16, 2011 and form a single series of debt securities with the initial notes. Following the issuance of the additional notes, the aggregate principal amount of the 7.5% Senior Notes outstanding was $475.0 million.
The 7.5% Senior Notes contain certain covenants restricting the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or payments, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, create certain liens and engage in certain types of mergers or acquisitions. These covenants are subject to certain exceptions, including exceptions that allow the Company to incur debt or make restricted payments if certain ratios are met. As of June 30, 2012 and December 31, 2011, the Company believes it was in compliance with all covenants under the 7.5% Senior Notes. The 7.5% Senior Notes provide certain rights to the holders in the event of a change in control such as that caused by the Merger Agreement as discussed below under Subsequent Events (see Note 12). These rights provide that the holders be offered the opportunity to put the 7.5% Senior Notes back to the Company at a price equal to 101.0% of the principal value. The 7.5% Senior Notes had an estimated fair value of 108.5% of the principal value as of June 30, 2012.
Convertible Senior Notes
During the three months ended June 30, 2012, all of the Company's remaining outstanding 2.0% Convertible Senior Notes issued March 28, 2007 (the “2.0% Convertible Senior Notes”) were surrendered for conversion by the noteholders in accordance with the terms and provisions of the indenture governing the notes. On May 15, 2012, the Company issued 2,127,399 shares of its common stock and paid $259.9 million in cash in satisfaction of its obligation with respect thereto, plus accrued and unpaid interest of $2.6 million. The 2.0% Convertible Senior Notes were scheduled to mature on May 15, 2012. The carrying amount of the 2.0% Convertible Senior Notes at December 31, 2011 was $257.0 million. The related unamortized discount of $2.9 million at December 31, 2011 was fully amortized in the period through the date of conversion.
With respect to any conversion value in excess of the principal amount, the Company had the option to settle the excess with cash, shares of its common stock, or a combination thereof, based on a daily conversion value, as defined in the indenture. The conversion rate for the 2.0% Convertible Senior Notes was 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes and was equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, as the volume-weighted average price of the Company’s common stock exceeded $42.53 during the relevant observation period for the 2.0% Convertible Senior Notes, the Company settled the conversion value in excess of the principal amount for an aggregate of 2,127,399 shares of its common stock which had a value at the time of issuance of $129.4 million. Pursuant to the convertible note hedge transactions, discussed below, the Company received an equal amount of shares from the counterparty.
The 2.0% Convertible Senior Notes had a dilutive impact to earnings per share for the three and six months ended June 30, 2012 as the average market price of the Company’s common stock of $63.23 and $65.26 for the three and six months ended June 30, 2012, respectively, exceeded the conversion price of $42.53. As of June 30, 2011, the 2.0% Convertible Senior Notes had a dilutive impact to earnings per share as the average market price of the Company’s common stock for the three and six months ended June 30, 2011 of $66.37 and $60.54, respectively, exceeded the conversion price of $42.53.
Concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company purchased convertible note hedges, subject to customary anti-dilution adjustments, covering 6,112,964 shares of its common stock. The convertible note hedges allowed the Company to receive, at its option, shares of its common stock and/or cash equal to the amounts of common stock and/or cash related to the excess conversion value that the Company delivered to the holders of the 2.0% Convertible Senior Notes upon conversion. These convertible note hedges were exercised upon conversion by the noteholders of the Company's remaining outstanding 2.0% Convertible Senior Notes.
Also concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company sold warrants to acquire, subject to customary anti-dilution adjustments, up to 6,112,964 shares of its common stock at an exercise price of $53.77 per share. Under the provisions of the warrant instruments, if the volume-weighted average price of the Company’s common stock exceeds $53.77 at exercise, the Company will be obligated to settle in shares of its common stock an amount equal to approximately $6.1 million for each dollar that the volume-weighted average price of its common stock exceeds $53.77, resulting in a dilutive impact to its earnings. The warrant instruments had a dilutive impact to earnings per share for the three

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and six months ended June 30, 2012 as the average market price of the Company’s common stock for the three and six months ended June 30, 2012 of $63.23 and $65.26, respectively, exceeded the $53.77 exercise price of the warrants. As of June 30, 2011, the warrant instruments had a dilutive impact to earnings per share as the average market price of the Company’s common stock for the three and six months ended June 30, 2011 of $66.37 and $60.54, respectively, exceeded the $53.77 exercise price of the warrants.
The warrants are separate instruments which did not affect holders’ rights under the 2.0% Convertible Senior Notes. The warrants remain outstanding as of June 30, 2012. Individual components of the warrants expire, in accordance with the terms of the warrant agreement, over the period from August 13, 2012 through October 22, 2012. The warrants contain certain early termination provisions triggered by any change in control such as that caused by the Merger Agreement discussed below under Subsequent Events (see Note 12). Should the Merger be completed prior to the expiration of the warrants on October 22, 2012, the Company would be required to remit significant cancellation payments to the holders of the warrants in accordance with their terms. As discussed below, the Merger is expected to close in the first quarter of 2013, which is subsequent to the expiration of the warrants.

As of June 30, 2012, the Company’s common stock was last traded at a price of $65.91 per share. At this per share value, the Company would be required to deliver approximately $74.2 million in shares of its common stock under the warrant instruments, or approximately 1,126,000 shares of its common stock at that price per share. As of July 30, 2012, the Company's common stock was last traded at a price of $90.10. At this per share value, the Company would be required to deliver approximately $222.1 million in shares of its common stock under the warrant instruments, or approximately 2,465,000 shares of its common stock.
10. Commitments and Contingencies
Letter of Credit
Effective July 1, 2012, the Company renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009, in an aggregate principal amount of approximately $17.4 million to meet certain obligations under its Medicaid contract in the state of Georgia through its Georgia health plan. The letter of credit is collateralized through cash and investments held by the Company’s Georgia health plan.
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
On February 2, 2012, the Company reached an agreement in principle with the plaintiffs to settle the litigation and on April 20, 2012 the court granted preliminary approval of the settlement. The proposed settlement, which is reflected in the audited consolidated financial statements for the year ended December 31, 2011, did not have a material impact on the Company’s financial position, results of operations or cash flows. A fairness hearing regarding the terms of the proposed settlement has been scheduled to occur on August 6, 2012. The terms of the final settlement are subject to final court approval and there can be no assurance that the court will approve such settlement.
Louisiana
On July 25, 2011, the Louisiana Department of Health and Hospitals (“LA DHH”) announced that the Company was one

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Ohio Medicaid Managed Care Plan Request for Applications
On April 6, 2012, the Company received notification from the Ohio Department of Job and Family Services (“ODJFS”) that the Company's Ohio health plan was not selected to participate as a provider of managed health care services for the contract period that was initially scheduled to begin on January 1, 2013, under the Ohio Medicaid Managed Care Plan Request for Applications (“RFA”) issued on January 11, 2012. The Company believes it has identified a number of process and scoring deficiencies in the state's evaluation of the responses to the terms of the RFA and filed a formal protest with ODJFS requesting that ODJFS cancel the current awards and reissue the RFA. Although ODJFS provided new scores to the applicants after receiving numerous protests from various applicants, the Company's Ohio health plan was not selected for an award.
On June 27, 2012, the Company's Ohio health plan instituted legal proceedings against ODJFS in the Court of Common Pleas of Franklin County, Ohio in connection with the RFA award by filing a Motion to Intervene and a Complaint in the case styled Aetna Better Health, Inc. v. Michael B. Colbert, et al. On July 9, 2012, the court granted the Motion to Intervene as to the Company's Ohio health plan as well as a number of other intervenors. The Company's Ohio health plan's Complaint requested, inter alia, a judicial determination that the RFA be rescored, that the Company's Ohio health plan be awarded a contract pursuant to the RFA, or that the court require ODJFS to issue a revised RFA. On July 30, 2012, the Court dismissed the Company's Ohio health plan in response to motions to dismiss that had been filed in the case. The Company is currently evaluating its appeal rights and further course of action.
The Company's current contract with the state has been extended through June 30, 2013 and states that membership is expected to transfer to the recipients of the new contracts between January 1, 2013 and April 2013. If the RFA is not reissued, or if the Company is not awarded a contract under a reissued RFA or pursuant to the judicial relief it has requested, the Company's existing contract with the state will expire without renewal and the Company will be required to account for the impact of the discontinuation of operations of its Ohio subsidiary, including the evaluation of the recoverability of the carrying value of assets related to the Ohio contract. The Company can make no assurances as to the outcome of its legal proceedings or to the impact of discontinuation of its operations in Ohio at this time. Premium revenue from the Company's existing contract with the state represented less than 2.0% and 3.0%, respectively, of consolidated premium revenue for the three and six months ended June 30, 2012.
Other Litigation
The Company is involved in various other legal proceedings in the normal course of business. Based upon its evaluation of the information currently available, the Company believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on its financial position, results of operations or cash flows.
11. Share Repurchase Program
Under the authorization of the Company’s Board of Directors, the Company maintains an ongoing share repurchase program. On August 4, 2011, the Board of Directors authorized a $250.0 million increase to the share repurchase program, bringing the total authorization to $650.0 million. The $650.0 million authorization is for repurchases made from and after

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

August 5, 2009. No repurchases were made by the Company pursuant to this share repurchase program during the six months ended June 30, 2012. As of June 30, 2012, the Company had remaining authorization to purchase up to an additional $298.6 million of shares of its common stock under the share repurchase program, subject to certain limitations under the Company's 7.5% Senior Notes and the Merger Agreement (discussed in Note 12).
12. Subsequent Events
Merger Agreement
On July 9, 2012, the Company announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, WellPoint, Inc. (“WellPoint”) and WellPoint Merger Sub, Inc. (“Merger Sub”), an indirect wholly-owned subsidiary of WellPoint, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into the Company, with the Company surviving the merger as an indirect wholly-owned subsidiary of WellPoint (the “Merger”). If the Merger is completed, the Company's stockholders (other than holders of unvested restricted shares of Company common stock and persons who properly demand statutory appraisal of their shares) will be entitled to receive $92.00 per share in cash (without interest) for each share of the Company's common stock that they hold, for an expected total purchase amount of $4.9 billion. Under the Merger Agreement, each option to purchase shares of Company common stock that is outstanding and becomes or is vested by its terms at the time of the Merger will be canceled and converted into the right to receive an amount payable in cash equal to the total number of shares subject to the option multiplied by the excess, if any, of $92.00 over the per share exercise price of such vested option. Options which are outstanding but unvested at the time of the Merger will be converted into options to purchase shares of WellPoint common stock according to a formula defined in the Merger Agreement.
Prior to adoption of the Merger Agreement by the Company's stockholders, the Company's Board of Directors may, in certain circumstances, change its recommendation that the Company's stockholders adopt the Merger Agreement, subject to complying with certain notice and other specified conditions set forth in the Merger Agreement, including giving WellPoint the opportunity to propose changes to the Merger Agreement.
The Merger Agreement may be terminated under certain circumstances, including by the Company, prior to the adoption of the Merger Agreement by the Company's stockholders, in the event that the Company receives an unsolicited proposal that the Company's Board of Directors concludes, after following certain procedures, is a Superior Proposal (as defined in the Merger Agreement). In addition, WellPoint may terminate the Merger Agreement under certain circumstances, including if the Company's Board of Directors withdraws or withholds its recommendation that the Company's stockholders adopt the Merger Agreement or modifies such recommendation in a manner adverse to WellPoint or approves a proposal for an alternative transaction. In the foregoing circumstances, the Company would be required to pay WellPoint a termination fee of $146.0 million (the “Termination Fee”); provided that the Termination Fee would be $73.0 million if the basis for termination of the Merger Agreement is for the Company to enter into an alternative transaction with a third party from whom the Company receives a bona fide written proposal for an alternative transaction prior to 11:59 p.m. on August 8, 2012 (the “Excluded Period”), which the Company's Board of Directors determines, prior to the end of the Excluded Period, is or is reasonably likely to lead to, a Superior Proposal.
The consummation of the Merger is subject to customary closing conditions, including, among others, the adoption of the Merger Agreement by the Company's stockholders, the absence of certain legal impediments to the consummation of the Merger, the receipt of specified governmental consents and approvals, the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and, subject to materiality exceptions, the accuracy of representations and warranties made by the Company and WellPoint, respectively, and compliance by the Company and WellPoint with their respective obligations under the Merger Agreement. The Merger is expected to close in the first quarter of 2013.

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
Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•
the failure to receive, on a timely basis or otherwise, the required approvals by our stockholders and government or regulatory agencies for the Merger with WellPoint (see Overview — Summary highlights of our operations and Merger Agreement below); the risk that that a condition to closing of the Merger may not be satisfied; our and WellPoint's ability to consummate the Merger, including WellPoint's financing thereof;

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
Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012, and Part II. — Other Information — Item 1A. — "Risk Factors," herein, for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

Overview
We are a multi-state managed health care company focused on serving people who receive health care benefits through publicly funded health care programs, including Medicaid, Children’s Health Insurance Program (“CHIP”), Medicaid expansion programs and Medicare Advantage. We believe that we are better qualified and positioned than many of our competitors to meet the unique needs of our members and the government agencies with whom we contract because of our focus solely on recipients of publicly funded health care, medical management programs and community-based education and outreach programs. We design our programs to address the particular needs of our members, for whom we facilitate access to health care benefits pursuant to agreements with applicable state and federal government agencies. We combine medical, social and behavioral health services to help our members obtain quality health care in an efficient manner. Our success in establishing and maintaining strong relationships with government agencies, providers and members has enabled us to retain existing contracts, obtain new contracts and establish and maintain a leading market position in many of the markets we serve. We continue to believe that managed health care remains the only proven mechanism that improves health outcomes for our members while helping our government customers manage the fiscal viability of their health care programs. We are dedicated to offering real solutions that improve health care access and quality for our members, while proactively working to control the overall cost of care to taxpayers.
Summary highlights of our operations include:

•	Membership increase of 703,000 members, or 35.5%, to 2,685,000 members as of June 30, 2012 compared to June 30, 2011;

•	Total revenues of $2.2 billion for the second quarter of 2012, a 45.8% increase over the second quarter of 2011;

•
In July, we received approval of our rate increase in New York, which is retroactive to April 1, 2012. We expect to recognize premium revenue of approximately $5.4 million, or $0.06 earnings per diluted share including the impact of premium tax, in the third quarter of 2012 for the retroactive portion of the rate increase;

•	Health benefits ratio (“HBR”) of 86.9% of premium revenues for the second quarter of 2012;

•	Selling, general and administrative expense (“SG&A”) ratio of 7.7% of total revenues for the second quarter of 2012;

•	Cash provided by operations of $103.1 million for the six months ended June 30, 2012;

•	Unregulated cash and investments of $426.8 million as of June 30, 2012;

•
On May 1, 2012, we completed the previously announced acquisition of substantially all of the operating assets and contract rights of Health Plus, a Medicaid Prepaid Health Service Plan (“PHSP”) in New York, for $85.2 million, using available cash;

•
In May 2012, all of our remaining outstanding 2.0% Convertible Senior Notes issued March 28, 2007 (the "2.0% Convertible Senior Notes") totaling $259.9 million in principal were surrendered for conversion by the noteholders and were settled in accordance with their terms;

•
On June 27, 2012, the Kansas Department of Health and Environment (“KDHE”) finalized its contract with our Kansas health plan. We are one of three health plans selected through a competitive procurement to provide Medicaid managed care services to members in the state's comprehensive patient-centered care coordination program, KanCare. We anticipate beginning operations in the first quarter of 2013;

•
On July 1, 2012, our Washington health plan began providing Medicaid managed care services through the state's Healthy Options program to approximately 17,000 members enrolled in programs for Temporary Assistance for Needy Families (“TANF”), CHIP and Supplemental Security Income (“SSI”) eligibles who are not eligible for Medicare, as well as members in the state's Basic Health program which provides subsidized health coverage for low-income adults; and

•
On July 9, 2012, we executed an Agreement and Plan of Merger (the “Merger Agreement”) by and among AMERIGROUP Corporation ("AMERIGROUP"), WellPoint, Inc. ("WellPoint") and WellPoint Merger Sub, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of WellPoint. Under the terms of the Merger Agreement, WellPoint will pay $92.00 per share in cash to acquire all of our outstanding shares for a transaction value of approximately $4.9 billion. If consummated, Merger Sub will be merged with and into AMERIGROUP, with AMERIGROUP surviving the merger as an indirect wholly-owned subsidiary of WellPoint (the “Merger”). The Merger is expected to close in the first quarter of 2013.

Our results for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 reflect increases in premium revenue from significant membership growth, primarily as a result of our acquisition of Health Plus on May 1, 2012, market expansions in Texas, the commencement of operations by our Louisiana health plan on

February 1, 2012 and the aged, blind and disabled (“ABD") expansion in New Jersey in July 2011. Additionally, increases in premium revenue also resulted from the carve-in of pharmacy benefits to additional populations in Texas, New York, New Jersey and Ohio. Health benefits expense for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 reflects moderate increases in cost trends, expansion in new markets, products and benefits. HBR for the three and six months ended June 30, 2012 reflects increases resulting from those new markets, products and benefit expansions with higher medical costs relative to premium revenue as well as the impact of rate decreases in our Texas and Tennessee markets.
Merger Agreement
On July 9, 2012, we announced the execution of a Merger Agreement by and among AMERIGROUP, WellPoint and Merger Sub, an indirect wholly-owned subsidiary of WellPoint, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into AMERIGROUP, with AMERIGROUP surviving the merger as an indirect wholly-owned subsidiary of WellPoint. If the Merger is completed, our stockholders (other than holders of unvested restricted shares of our common stock and persons who properly demand statutory appraisal of their shares) will be entitled to receive $92.00 per share in cash (without interest) for each share of our common stock that they hold, for an expected total purchase amount of $4.9 billion. Under the Merger Agreement, each option to purchase shares of our common stock that is outstanding and becomes or is vested by its terms at the time of the Merger will be canceled and converted into the right to receive an amount payable in cash equal to the total number of shares subject to the option multiplied by the excess, if any, of $92.00 over the per share exercise price of such vested option. Options which are outstanding but unvested at the time of the Merger will be converted into options to purchase shares of WellPoint common stock according to a formula defined in the Merger Agreement.
Prior to adoption of the Merger Agreement by our stockholders, our Board of Directors may in certain circumstances, change its recommendation that our stockholders adopt the Merger Agreement, subject to complying with certain notice and other specified conditions set forth in the Merger Agreement, including giving WellPoint the opportunity to propose changes to the Merger Agreement.
The Merger Agreement may be terminated under certain circumstances, including by us, prior to the adoption of the Merger Agreement by our stockholders, in the event that we receive an unsolicited proposal that our Board of Directors concludes, after following certain procedures, is a Superior Proposal (as defined in the Merger Agreement). In addition, WellPoint may terminate the Merger Agreement under certain circumstances, including if our Board of Directors withdraws or withholds its recommendation that our stockholders adopt the Merger Agreement or modifies such recommendation in a manner adverse to WellPoint or approves a proposal for an alternative transaction. In the foregoing circumstances, we would be required to pay WellPoint a termination fee of $146.0 million (the “Termination Fee”); provided that the Termination Fee would be $73.0 million if the basis for termination of the Merger Agreement is for us to enter into an alternative transaction with a third party from whom we receive a bona fide written proposal for an alternative transaction prior to 11:59 p.m. on August 8, 2012 (the “Excluded Period”), which our Board of Directors determines, prior to the end of the Excluded Period, is or is reasonably likely to lead to, a Superior Proposal.
The consummation of the Merger is subject to customary closing conditions, including, among others, the adoption of the Merger Agreement by our stockholders, the absence of certain legal impediments to the consummation of the Merger, the receipt of specified governmental consents and approvals, the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and, subject to materiality exceptions, the accuracy of representations and warranties made by us and WellPoint, respectively, and compliance by us and WellPoint with the respective obligations under the Merger Agreement. The Merger is expected to be financed by WellPoint with cash on hand, commercial paper and new debt issuance. The Merger is expected to close in the first quarter of 2013.
Health Care Reform
On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Healthcare and Education Reconciliation Act of 2010 was signed into law (collectively, the "Affordable Care Act"). The Affordable Care Act provides for comprehensive changes to the U.S. health care system, which will be phased in at various stages over the next several years. When signed into law, the Affordable Care Act was expected to provide health insurance to approximately 32 million uninsured individuals of whom approximately 16 to 20 million were expected to obtain health insurance through the expansion of the Medicaid program beginning in 2014. However, the Supreme Court's decision (discussed below) on the constitutionality of the Medicaid expansion aspects of the Affordable Care Act has raised questions regarding the number of states that may participate in Medicaid expansion. Regardless of the size of the expansion population, funding for the expanded coverage will initially come largely from the federal government.

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
The U.S. Supreme Court released its decision on June 28, 2012 regarding the constitutionality of the Affordable Care Act. While the Court generally upheld the Affordable Care Act, it restricted the federal government's ability to mandate that all states participate in the Medicaid expansion by limiting the sanction for nonparticipation to the forfeiture of the federal match provided under the Affordable Care Act to care for the expansion population. This, in effect, made each state's decision to expand Medicaid coverage optional. Since the date of the Court's decision, a few governors in states in which we operate Medicaid plans have indicated their reluctance to expand their Medicaid coverage, while some of the governors for states in which we operate Medicaid plans have stated they will expand Medicaid coverage and others remain undecided. There can be no assurance that states will expand Medicaid coverage, that such expansion will result in additional business, or that such business will be profitable.
In addition to Medicaid expansion, there are potential growth opportunities in fully integrating care for the dual eligible beneficiaries who are enrolled in both Medicaid and Medicare. The dual eligible population represents a disproportionate amount of state and federal health care spending yet less than 15 percent of dual eligibles are in comprehensive, managed care. States and the federal government have put dual eligibles on the fast track to managed care. Again, there are no assurances that states will continue to move forward in moving dual eligibles into managed care, that we will realize growth from moving dual eligibles into managed care, nor are there assurances that such growth, if achieved, will be profitable.
Congress has also proposed a number of legislative initiatives including more than 30 separate votes to repeal the Affordable Care Act, the most recent coming just a week after the Supreme Court decision. In addition, legislation is currently before the House of Representatives that would defund various provisions of the Affordable Care Act. There can be no assurance that the Affordable Care Act will take effect as originally enacted or at all, or that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results.
There are numerous steps required to implement the Affordable Care Act, including promulgating a substantial number of new regulations that may affect our business significantly. A number of federal regulations have been proposed for public comment by several federal agencies, but these proposals have raised additional issues and uncertainties that will need to be addressed in additional regulations yet to be proposed or in the final version of the proposed regulations eventually adopted. Further, there has been resistance to expansion at the state level, largely due to budgetary pressures faced by the states. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional requirements will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities. Although we believe the Affordable Care Act will provide us with significant opportunity for growth, the enacted reforms, as well as future regulations and legislative changes may in fact have a material adverse effect on our financial position, results of operations or cash flows. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our business may also be materially adversely affected.
The Affordable Care Act also imposes a significant new non-deductible federal premium-based assessment and other assessments on health insurers for annual periods beginning on or after January 1, 2014. If this federal premium-based assessment is imposed as enacted, and if the cost of the federal premium-based assessment is not factored into the calculation of our premium rates, or if we are unable to otherwise adjust our business to address this new assessment, our financial position, results of operations or cash flows may be materially adversely affected.
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
Market Updates
Louisiana
On February 1, 2012, our Louisiana health plan began offering services on a full-risk basis in the first of three regions to be covered under a contract with the Louisiana Department of Health and Hospitals (“LA DHH”). We began serving members in the second region under the contract on April 1, 2012 and in the final region on June 1, 2012. As of June 30, 2012, we served approximately 143,000 members in the state of Louisiana. The award of the contract has been protested resulting in legal proceedings as discussed below under “Contingencies”.
New York
On May 1, 2012, our New York health plan completed the previously announced acquisition of substantially all of the operating assets and contract rights of Health Plus, a Medicaid PHSP in New York, for $85.2 million, which substantially increased our operations and resulting market share for our New York health plan. The purchase price was financed through available cash. Transaction costs related to the acquisition were not material. As of June 30, 2012, we served approximately 434,000 members in the state of New York. We can give no assurance that this acquisition will be favorable to our financial position, results of operations or cash flows in future periods.
Kansas
On June 27, 2012, KDHE finalized its contract with our Kansas health plan. We are one of three health plans selected through a competitive procurement to provide Medicaid managed care services to members in the state's comprehensive patient-centered care coordination program, KanCare. KanCare is expected to cover more than 320,000 Medicaid recipients statewide and serve the state's financially vulnerable populations and those eligible for home and community-based services and long-term and institutional care. Initially, home and community-based waiver services for individuals with developmental disabilities will be included only in pilot programs. We anticipate beginning operations in the first quarter of 2013. We can give no assurance that our entry into this program will be favorable to our financial position, results of operations or cash flows in future periods.
Washington
On July 1, 2012, our Washington health plan began providing Medicaid managed care services through the state's Healthy Options program to approximately 17,000 members enrolled in programs for TANF, CHIP and SSI eligibles who are not eligible for Medicare, as well as members in the state's Basic Health program which provides subsidized health coverage for low-income adults. We can give no assurance that our entry into this program will be favorable to our financial position, results of operations or cash flows in future periods. Two of the managed care organizations that bid in the procurement, but were not selected, protested the award of the contract and instituted legal proceedings requesting injunctive and other relief. The plaintiffs' requests for injunctive relief were denied. On July 26, 2012, the plaintiffs filed a stipulation voluntarily dismissing the case without prejudice.
Commitments and Contingencies
Georgia Letter of Credit
Effective July 1, 2012, we renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009, in an aggregate principal amount of approximately $17.4 million, to meet certain obligations under our Medicaid contract in the state of Georgia through our Georgia health plan. The letter of credit is collateralized through cash and investments held by our Georgia health plan.
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
On February 2, 2012, we reached an agreement in principle with the plaintiffs to settle the litigation and on April 20, 2012 the court granted preliminary approval of the settlement. The proposed settlement, which is reflected in the audited consolidated financial statements for the year ended December 31, 2011, did not have a material impact on our financial position, results of operations or cash flows. A fairness hearing regarding the terms of the proposed settlement has been scheduled to occur on August 6, 2012. The terms of the final settlement are subject to final court approval and there can be no assurance that the court will approve such settlement.
Louisiana
On July 25, 2011, LA DHH announced that we were one of five managed care organizations selected through a competitive procurement to offer health care coverage to Medicaid recipients in Louisiana. Two managed care organizations that bid in the procurement, but were not selected, have protested the award of the contract to us and the other successful bidders and have instituted legal proceedings regarding the contract awards, styled Coventry Health Care of Louisiana, Inc. v. Bruce D. Greenstein, in his official capacity as Secretary of the Department of Health and Hospitals, State of Louisiana which was filed on or about September 9, 2011 and Aetna Better Health, Inc. v. Bruce D. Greenstein, in his official capacity as Secretary of the Department of Health and Hospitals, State of Louisiana which was filed on February 2, 2012 (collectively, the “LA Cases”). The LA Cases are currently pending in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. The plaintiffs have alleged, inter alia, that their respective administrative appeals of the contract awards should have been upheld and that the state erred in awarding the subject contracts. The LA Cases seek, inter alia, the entry of an order granting injunctive relief to prohibit the state from implementing the contract awards, canceling the contract awards, and granting such other legal and equitable relief as the nature of the cases permit.
We have intervened in the LA Cases as a defendant in support of LA DHH’s positions. While we believe that the award of the contract to us was proper, we are unable to predict the outcome of the LA Cases and can give no assurances that our award will be upheld or that the impact to our operations in Louisiana will not be significant if it is not upheld.
Ohio Medicaid Managed Care Plan Request for Applications
On April 6, 2012, we received notification from Ohio Department of Job and Family Services ("ODJFS") that our Ohio health plan was not selected to participate as a provider of managed health care services for the contract period that was initially scheduled to begin on January 1, 2013, under the Ohio Medicaid Managed Care Plan Request for Applications (“RFA”) issued on January 11, 2012. We believe we have identified a number of process and scoring deficiencies in the state's evaluation of the responses to the terms of the RFA and filed a formal protest with ODJFS requesting that ODJFS cancel the current awards and reissue the RFA. Although ODJFS provided new scores to the applicants after receiving numerous protests from various applicants, our Ohio health plan was not selected for an award.
On June 27, 2012, our Ohio health plan instituted legal proceedings against ODJFS in the Court of Common Pleas of Franklin County, Ohio in connection with the RFA award by filing a Motion to Intervene and a Complaint in the case styled Aetna Better Health, Inc. v. Michael B. Colbert, et al. On July 9, 2012, the court granted the Motion to Intervene as to our Ohio health plan as well as a number of other intervenors. Our Ohio health plan's Complaint requested, inter alia, a judicial determination that the RFA be rescored, that our Ohio health plan be awarded a contract pursuant to the RFA, or that the court require ODJFS to issue a revised RFA. On July 30, 2012, the Court dismissed our Ohio health plan in response to motions to dismiss that had been filed in the case. We are currently evaluating our appeal rights and further course of action.
Our current contract with the state has been extended through June 30, 2013 and states that membership is expected to transfer to the recipients of the new contracts between January 1, 2013 and April 2013. If the RFA is not reissued, or if we are not awarded a contract under a reissued RFA or pursuant to the judicial relief we have requested, our existing contract with the state will expire without renewal and we will be required to account for the impact of the discontinuation of operations of our Ohio subsidiary, including the evaluation of the recoverability of the carrying value of assets related to the Ohio contract. We can make no assurances as to the outcome of our legal proceedings or to the impact of discontinuation of our operations in Ohio at this time. Premium revenue from our existing contract with the state represented less than 2.0% and 3.0%, respectively, of consolidated premium revenue for the three and six months ended June 30, 2012.
Other Litigation
We are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of the information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial position, results of operations or cash flows.

Results of Operations
The following table sets forth selected operating ratios for the three and six months ended June 30, 2012 and 2011. All ratios, with the exception of the HBR, are shown as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Premium revenue	99.6%	99.7%	99.6%	99.7%
Investment income and other	0.4	0.3	0.4	0.3
Total revenues	100.0%	100.0%	100.0%	100.0%
Health benefits expenses(1)	86.9%	84.1%	86.2%	83.0%
Selling, general and administrative expenses	7.7%	8.0%	8.0%	7.8%
Income before income taxes	2.3%	4.5%	2.6%	5.9%
Net income	1.4%	2.9%	1.6%	3.7%
_________________

(1)	HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.
Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011
Summarized comparative financial information for the three and six months ended June 30, 2012 and 2011 is as follows (dollars in millions, except per share data; totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal):

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,
					% Change 2012-2011	% Change 2012-2011
	2012	2011	2012	2011
Revenues:
Premium	$2,219.2	$1,523.4	$3,980.0	$3,059.2	45.7%	30.1%
Investment income and other	8.0	4.0	15.3	8.1	98.8%	89.0%
Total revenues	2,227.2	1,527.4	3,995.4	3,067.3	45.8%	30.3%
Expenses:
Health benefits	1,929.1	1,281.8	3,430.3	2,538.7	50.5%	35.1%
Selling, general and administrative	171.4	122.3	319.4	238.7	40.2%	33.8%
Premium tax	51.8	40.4	95.2	80.9	28.1%	17.7%
Depreciation and amortization	12.3	9.3	23.2	18.4	31.7%	25.9%
Interest	10.7	4.2	22.7	8.3	155.4%	172.1%
Total expenses	2,175.3	1,458.0	3,890.7	2,885.1	49.2%	34.9%
Income before income taxes	51.9	69.4	104.7	182.2	(25.2)%	(42.6)%
Income tax expense	19.9	25.2	39.6	67.5	(20.9)%	(41.4)%
Net income	$32.0	$44.3	$65.1	$114.8	(27.7)%	(43.3)%
Diluted net income per share	$0.63	$0.83	$1.27	$2.18	(24.1)%	(41.7)%

Premium Revenue
Premium revenue increased 45.7% and 30.1% in the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. The increase for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due primarily to growth in our New York health plan as a result of the acquisition of Health Plus on May 1, 2012, growth in our Texas health plans as a result of our market expansions, expansion of benefits in several markets, including New Jersey, and commencement of operations in Louisiana on February 1, 2012. Our premium growth in New York was due to the acquisition of Health Plus which added over 320,000 members resulting in 434,000 members served in the state of New York as of June 30, 2012 and the carve-in of pharmacy benefits for all of our New York members on October 1, 2011. Our Texas market expansions included the 164 counties defined by the Texas Health and Human Services Commission ("HHSC") as the rural service areas, Lubbock County and El Paso County; the carve-in of pharmacy benefits to all of our Texas members under the HHSC contracts and inpatient hospital services for the STAR+PLUS program on March 1, 2012; and our expansion into the Beaumont service area on September 1, 2011. The increase in premium revenue was further attributable to the commencement of operations in Louisiana; and to increases in our New Jersey market as a result of the expansion of managed care services to additional ABD populations and the carve-in of pharmacy benefits for ABD members, beginning July 1, 2011.
The increase for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due primarily to the Texas market and benefits expansions discussed above as well as our expansion into the Fort Worth STAR+PLUS program on February 1, 2011; the acquisition of Health Plus and the carve-in of pharmacy benefits in New York; the ABD expansion and carve-in of pharmacy benefits in New Jersey and the commencement of operations in Louisiana.
The increases in premium in both periods were offset in part by rate decreases in our Texas and Tennessee markets as a result of the annual rate setting process, which became effective on September 1, 2011 and July 1, 2011, respectively, as well as our exits in Texas from the Austin TANF and Corpus Christi markets on March 1, 2012.
Membership
The following table sets forth the approximate number of members we served in each state as of June 30, 2012 and 2011. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	June 30,
	2012	2011
Texas	769,000	593,000
New York	434,000	109,000
Georgia	287,000	270,000
Florida	266,000	262,000
Maryland	213,000	207,000
Tennessee	205,000	205,000
New Jersey	154,000	133,000
Louisiana	143,000	—
Nevada	85,000	86,000
Ohio	57,000	55,000
Virginia	48,000	40,000
New Mexico	24,000	22,000
Total	2,685,000	1,982,000
Total membership as of June 30, 2012 increased by 703,000 members, or 35.5% compared to that as of June 30, 2011. The increase is due in part to significant membership growth in the our New York market as a result of the acquisition of Health Plus on May 1, 2012, which added over 320,000 members. The increase was further attributable to significant membership growth in the state of Texas due primarily to our expansions into the 164 counties defined by the HHSC as the rural service areas, Lubbock County and El Paso County on March 1, 2012; our expansion into the Beaumont service area on September 1, 2011; and growth in the remaining Texas markets, partially offset by losses of membership in our Austin service area and our exit from the Corpus Christi service area as of February 29, 2012. The remaining increase in membership is a result of our entry into the Louisiana market on February 1, 2012 and membership growth in the majority of the other products and markets in which we serve.

The following table sets forth the approximate number of our members who receive benefits under our products as of June 30, 2012 and 2011. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

	June 30,
Product	2012	2011
TANF (Medicaid)	1,888,000	1,405,000
ABD and LTC(1) (Medicaid)	317,000	216,000
CHIP	316,000	266,000
FamilyCare (Medicaid)	128,000	74,000
Medicare Advantage	36,000	21,000
Total	2,685,000	1,982,000
_________________

(1)	Long-term care.
Investment income and other revenue
Our investment portfolio is primarily comprised of fixed income securities and cash and cash equivalents. Our investment portfolio generated $5.9 million and $4.0 million in investment income for the three months ended June 30, 2012 and 2011, respectively and $13.3 million and $7.9 million for the six months ended June 30, 2012 and 2011, respectively. The increase for the three months ended June 30, 2012 compared to 2011 is a result of an increase in the average investment balance, a modest increase in the average investment yield and realized gains on the sale of investments. The increase for the six months ended June 30, 2012 compared to 2011 is a result of an increase in realized gains on the sale of investments primarily from our Georgia health plan in order to meet short-term liquidity needs due to the delays in premium receipts in that market (See further discussion under—Liquidity and Capital Resources below), increases in the average investment balance and a modest increase in the average investment yield. The increase in the average investment balance in both periods was largely due to proceeds from the issuance of our 7.5% Senior Notes (see below). The performance of our investment portfolio is predominantly interest rate driven and, consequently, changes in interest rates affect our returns on, and the fair value of, our portfolio which can materially affect our financial position, results of operations or cash flows in future periods.
The increase in other revenue in both periods is primarily due to revenue recorded in the three and six months ended June 30, 2012 related to amounts earned through a management services agreement ("MSA") with the former owners of Health Plus to adjudicate run-out claims and perform other operational processing services. Other revenues related to this MSA are not anticipated to remain at this level for a sustained period nor are the effects of this MSA expected to materially affect our results of operations in future periods.
Health benefits expenses
Expenses relating to health benefits for the three months ended June 30, 2012 increased 50.5% compared to the three months ended June 30, 2011. Our HBR increased to 86.9% for the three months ended June 30, 2012 compared to 84.1% for the same period of the prior year. Expenses relating to health benefits for the six months ended June 30, 2012 increased 35.1% compared to the six months ended June 30, 2011. Our HBR increased to 86.2% for the six months ended June 30, 2012 compared to 83.0% for the same period of the prior year. The increase in HBR in both periods was primarily due to moderate increases in cost trends, expansion in new markets, products and benefits with higher medical costs relative to premium revenue, such as our expansions into new markets in Texas including the rural service areas, Lubbock County, El Paso County and Beaumont; the ABD expansion in Fort Worth, Texas and New Jersey; and the commencement of operations by our Louisiana health plan. The increase in HBR was further impacted by the carve-in of pharmacy benefits in New York, New Jersey, Ohio and to certain additional populations in Texas, which operate at a higher HBR than other benefits; and the impact of rate decreases in our Texas and Tennessee markets.

The following table presents the components of the change in claims payable for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Claims payable, beginning of period	$573,448	$510,675
Health benefits expense incurred during the period:
Related to current year	3,528,233	2,613,310
Related to prior years	(97,982)	(74,588)
Total incurred	3,430,251	2,538,722
Health benefits payments during the period:
Related to current year	2,880,028	2,168,850
Related to prior years	437,173	361,039
Total payments	3,317,201	2,529,889
Claims payable, end of period	$686,498	$519,508
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
Selling, general and administrative expenses
SG&A increased 40.2% and 33.8%, respectively, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. The increase in SG&A in both periods is primarily a result of increased salary and benefits expenses as a result of significant increases in the workforce commensurate with growth in our operations, including that for our acquisition of Health Plus, as well as moderate wage rate and benefits cost increases. The increase was further attributable to increases in purchased services and other operating expenses related to our corporate projects and business development activities. Our SG&A to total revenues ratio was 7.7% and 8.0% for the three months ended June 30, 2012 and 2011, respectively. The decline in the SG&A ratio is primarily the result of growth in revenue exceeding the rate of increase in expenses. Our SG&A to total revenues ratio was 8.0% and 7.8% for the six months ended June 30, 2012 and 2011, respectively. The increase in the SG&A ratio for the six months ended June 30, 2012 is primarily the result of the increase in expenses exceeding the growth in revenues in the earlier part of 2012, particularly due to implementation costs incurred in advance of the commencement of operations in our new markets.
Premium tax expense
Premium taxes increased 28.1% and 17.7%, respectively, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. The increase in premium tax expense in both periods is primarily due to growth in revenue in the majority of our markets where premium tax is levied, most significantly impacted through premium revenue growth in our New York health plan as a result of the Health Plus acquisition, in our Texas health plans as a result of the market expansions and through the commencement of operations by our Louisiana health plan on February 1, 2012.
Depreciation and amortization
Depreciation and amortization expense increased 31.7% and 25.9%, respectively, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. The increase in depreciation and amortization expense in both periods is primarily attributable to increases in purchases of assets related to technological and infrastructure development activities to support our market growth. The increase was further attributable to amortization of intangible assets acquired through the acquisition of Health Plus on May 1, 2012.
Interest expense
Interest expense was $10.7 million and $4.2 million for the three months ended June 30, 2012 and 2011, respectively. Interest expense was $22.7 million and $8.3 million for the six months ended June 30, 2012 and 2011, respectively. The increase in interest expense in both periods is attributable to interest associated with the $400.0 million aggregate principal amount of 7.5% Senior Notes issued on November 16, 2011 and the additional $75.0 million aggregate principal amount of

7.5% Senior Notes issued on January 18, 2012. The increase in both periods was partially offset by a decrease in interest expense associated with the $259.9 million aggregate principal amount of the 2.0% Convertible Senior Notes, which were surrendered for conversion by the noteholders in May 2012 (see Liquidity and Capital Resources – Financing Activities – Senior Notes and Convertible Senior Notes, below, for further discussion).
Provision for income taxes
Income tax expense for the three months ended June 30, 2012 and 2011 was $19.9 million and $25.2 million, respectively, with an effective tax rate of 38.3% and 36.2%, respectively. Income tax expense for the six months ended June 30, 2012 and 2011 was $39.6 million and $67.5 million, respectively, with an effective tax rate of 37.8% and 37.0%, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 is primarily attributable to an increase in expenses that are not deductible for income tax purposes and an increase in the blended state income tax rate.
Net income
Net income for the three months ended June 30, 2012 was $32.0 million, or $0.63 per diluted share, compared to net income of $44.3 million, or $0.83 per diluted share for the three months ended June 30, 2011. Net income for the six months ended June 30, 2012 was $65.1 million, or $1.27 per diluted share, compared to net income of $114.8 million, or $2.18 per diluted share for the six months ended June 30, 2011. The decrease in net income in both periods is primarily attributable to market growth in products with higher relative medical expenses and compression from premium rate decreases, most significantly in our Texas and Tennessee markets.
Liquidity and Capital Resources
We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, and cash flows from operations. As of June 30, 2012, we had cash and cash equivalents of $624.3 million, short- and long-term investments of $1.2 billion and restricted investments on deposit for licensure of $182.6 million. Cash, cash equivalents, and investments which are unregulated totaled $426.8 million at June 30, 2012.
Financing Activities
Universal Automatic Shelf Registration
On December 12, 2011, we filed a universal automatic shelf registration statement with the SEC which enables us to sell, in one or more public offerings, common stock, preferred stock, debt securities and other securities at prices and on terms to be determined at the time of the applicable offering. The shelf registration statement provides us with the flexibility to publicly offer and sell securities at times we believe market conditions make such an offering attractive. Because we are a well-known seasoned issuer, the shelf registration statement was effective upon filing. Our ability to publicly offer and sell securities is subject to certain limitations of the Merger Agreement discussed above.
Senior Notes
On November 16, 2011, we issued $400.0 million in aggregate principal amount of 7.5% Senior Notes due November 15, 2019 (the "7.5% Senior Notes"). Interest on the 7.5% Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2012. The 7.5% Senior Notes rank equally in right of payment with any of our existing and future indebtedness that is not expressly subordinated thereto, senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. In addition, the 7.5% Senior Notes will be structurally subordinated to all indebtedness and other liabilities of our subsidiaries, unless our subsidiaries become guarantors of the 7.5% Senior Notes.
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
The 7.5% Senior Notes contain certain covenants restricting our ability, among other things, to incur additional indebtedness, pay dividends or make other distributions or payments, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, create certain liens and engage in certain types of mergers or acquisitions. These covenants are subject to certain exceptions, including exceptions that allow us to incur debt or make restricted payments if certain ratios are met. As of June 30, 2012 and December 31, 2011, we believe we were in compliance with all covenants under the 7.5% Senior Notes. The 7.5% Senior Notes provide certain rights to the holders in the event of a change in control such as that caused by the Merger Agreement as discussed above. These rights provide that the holders be offered the opportunity to put the notes back to us at a price equal to 101.0% of the principal value. The 7.5% Senior Notes had an estimated fair value of 108.5% of the principal value as of June 30, 2012.
Convertible Senior Notes
During the three months ended June 30, 2012, all of our remaining outstanding 2.0% Convertible Senior Notes were surrendered for conversion by the noteholders in accordance with the terms and provisions of the indenture governing the notes. On May 15, 2012, we issued 2,127,399 shares of our common stock and paid $259.9 million in cash in satisfaction of our obligation with respect thereto, plus accrued and unpaid interest of $2.6 million. The 2.0% Convertible Senior Notes were scheduled to mature on May 15, 2012. The carrying amount of the 2.0% Convertible Senior Notes at December 31, 2011 was $257.0 million. The related unamortized discount of $2.9 million at December 31, 2011 was fully amortized in the period through the date of conversion.
With respect to any conversion value in excess of the principal amount, we had the option to settle the excess with cash, shares of our common stock, or a combination thereof, based on a daily conversion value, as defined in the indenture. The conversion rate for the 2.0% Convertible Senior Notes was 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes and was equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, as the volume-weighted average price of our common stock exceeded $42.53 during the relevant observation period for the 2.0% Convertible Notes, we settled the conversion value in excess of the principal amounts for an aggregate of 2,127,399 shares of our common stock which had a value at the time of issuance of $129.4 million. Pursuant to the convertible note hedge transactions, discussed below, we received an equal amount of shares from the counterparty.
The 2.0% Convertible Senior Notes had a dilutive impact to earnings per share for the three and six months ended June 30, 2012 as the average market price of our common stock of $63.23 and $65.26 for the three and six months ended June 30, 2012, respectively, exceeded the conversion price of $42.53. As of June 30, 2011, the 2.0% Convertible Senior Notes had a dilutive impact to earnings per share as the average market price of our common stock for three and six months ended June 30, 2011 of $66.37 and $60.54, respectively, exceeded the conversion price of $42.53.
Concurrent with the issuance of the 2.0% Convertible Senior Notes, we purchased convertible note hedges, subject to customary anti-dilution adjustments, covering 6,112,964 shares of our common stock. The convertible note hedges allowed us to receive, at our option, shares of our common stock and/or cash equal to the amounts of common stock and/or cash related to the excess conversion value that we delivered to the holders of the 2.0% Convertible Senior Notes upon conversion. These convertible note hedges were exercised upon conversion by the noteholders of our remaining outstanding 2.0% Convertible Senior Notes.
Also concurrent with the issuance of the 2.0% Convertible Senior Notes, we sold warrants to acquire, subject to customary anti-dilution adjustments, up to 6,112,964 shares of our common stock at an exercise price of $53.77 per share. Under the provisions of the warrant instruments, if the volume-weighted average price of our common stock exceeds $53.77 at exercise, we will be obligated to settle in shares of our common stock an amount equal to approximately $6.1 million for each dollar that the volume-weighted average price of our common stock exceeds $53.77, resulting in a dilutive impact to its earnings. The warrant instruments had a dilutive impact to earnings per share for the three and six months ended June 30, 2012 as the average market price of our common stock for the three and six months ended June 30, 2012 of $63.23 and $65.26, respectively, exceeded the $53.77 exercise price of the warrants. As of June 30, 2011, the warrant instruments had a dilutive impact to earnings per share as the average market price of our common stock for the three and six months ended June 30, 2011 of $66.37 and $60.54, respectively, exceeded the $53.77 exercise price of the warrants.
The warrants are separate instruments which did not affect holders' rights under the 2.0% Convertible Senior Notes. The warrants remain outstanding as of June 30, 2012. Individual components of the warrants expire in accordance with the terms of the warrant agreement over the period from August 13, 2012 through October 22, 2012. The warrants contain certain early termination provisions triggered by any change in control such as that caused by the Merger Agreement. Should the Merger be completed prior to the expiration of the warrants on October 22, 2012, we would be required to remit significant cancellation payments to the holders of the warrants in accordance with their terms. As discussed above, the Merger is expected to close in the first quarter of 2013, which is subsequent to the expiration of the warrants.

As of June 30, 2012, our common stock was last traded at a price of $65.91 per share. At this per share value, we would be required to deliver approximately $74.2 million in shares of our common stock under the warrant instruments or approximately 1,126,000 shares of our common stock at that price per share. Subsequent to June 30, 2012 upon announcement of the Merger, the trading price of our common stock increased significantly. As of July 30, 2012, our common stock was last traded at a price of $90.10. At this per share value, we would be required to deliver approximately $222.1 million in shares of our common stock under the warrant instruments, or approximately 2,465,000 shares of our common stock.
Share Repurchase Program
Under the authorization of our Board of Directors, we maintain an ongoing share repurchase program. On August 4, 2011, the Board of Directors authorized a $250.0 million increase to the share repurchase program, bringing the total authorization to $650.0 million. The $650.0 million authorization is for repurchases made from and after August 5, 2009. No repurchases were made pursuant to this share repurchase program during the six months ended June 30, 2012. As of June 30, 2012, we had remaining authorization to purchase up to an additional $298.6 million of shares of our common stock under the share repurchase program.
Cash and Investments
Cash provided by operations was $103.1 million and $114.7 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in cash provided by operations primarily resulted from a decrease in net income of $49.7 million primarily as a result of expansion into new markets and market growth in products with relatively higher medical expenses as well as rate decreases, most significantly in our Texas and Tennessee markets. The decrease in net income was offset in part by an increase in cash flows generated from working capital changes of $36.6 million. The increase in cash provided by working capital changes resulted from changes in the timing of claims payable of $104.2 million primarily associated with market expansions and growth in the business and changes in the timing of unearned revenues of $91.1 million as a result of variability in the timing of receipts of premium from government agencies. The increase in cash provided by working capital changes was further attributable to changes in the accruals and amounts of income tax payments. These increases were offset, in part, by the timing of premium receipts from government agencies of $174.1 million primarily due to anticipated delays in the timing of premium receipts from Georgia Department of Community Health ("GA DCH"), as discussed below, as well as routine changes in the timing of premium receipts at our other health plans.
Cash provided by investing activities was $127.8 million for the six months ended June 30, 2012 compared to cash used in investing activities of $287.9 million for the six months ended June 30, 2011. The change in cash flows from investing activities of $415.6 million is due primarily to a net change in investment activity of $509.5 million as we liquidated investments to pay down the principal of the 2.0% Convertible Senior Notes, provide short-term liquidity to our Georgia health plan operations and to fund the $85.2 million acquisition price of Health Plus on May 1, 2012. We currently anticipate total capital expenditures for 2012 to be between approximately $70.0 million and $80.0 million related primarily to technological infrastructure development and investment in our health plan and corporate support facilities. For the six months ended June 30, 2012, total capital expenditures were $28.9 million.
Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of June 30, 2012, our investment portfolio consisted primarily of fixed-income securities with a weighted average maturity of approximately twenty-five months. We utilize investment vehicles such as certificates of deposit, commercial paper, corporate bonds, debt securities of government sponsored entities, equity index funds, money market funds, municipal bonds and U.S. Treasury securities. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. As of June 30, 2012, we had total cash and investments of approximately $2.0 billion.

The following table shows the types, percentages and average Standard and Poor’s (“S&P”) ratings of our holdings within our investment portfolio at June 30, 2012:

	Portfolio Percentage	Average S&P Rating
Cash, bank deposits and commercial paper	8.0%	AA-
Certificates of deposit	7.8%	AAA
Corporate bonds	28.4%	A
Debt securities of government sponsored entities and U.S. Treasury securities	11.9%	AA+
Equity index funds	3.2%	*
Money market funds	20.8%	AAA
Municipal bonds	19.9%	AA
	100.0%	AA
_________________
* Not applicable.
Cash used in financing activities was $153.3 million and $7.9 million for the six months ended June 30, 2012 and 2011, respectively. The change in cash flows from financing activities is due primarily to $259.9 million paid in satisfaction of the principal amount of all of our remaining 2.0% Convertible Senior Notes that were surrendered for conversion by the noteholders in May 2012, as discussed above. The change was further attributable to a decrease in net proceeds and the related tax benefits from employee stock option exercises and stock purchases of $35.4 million. These changes were partially offset by a decrease in repurchases of common stock pursuant to our share repurchase program as there were no repurchases of common stock in the six months ended June 30, 2012 compared to $80.0 million in share repurchases during the six months ended June 30, 2011 as well as cash received in the six months ended June 30, 2012 from the issuance of an additional $75.0 million in aggregate principal amount of our 7.5% Senior Notes on January 18, 2012 at a premium of 103.75%.
We believe that existing cash and investment balances and cash flows from operations will be sufficient to support continuing operations, service our debt obligations, capital expenditures and our growth strategy for at least the next 12 months. As a result of the conversion of all of our remaining outstanding 2.0% Convertible Senior Notes in May 2012, offset by the issuance of $75.0 million in aggregate principal amount of our 7.5% Senior Notes on January 18, 2012, our debt-to-total capital ratio decreased to 25.7% at June 30, 2012 from 33.8% at December 31, 2011. We utilize the debt-to-total capital ratio as a measure, among others, of our leverage and financial flexibility. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms.
Lastly, the government agencies with whom we contract can and have from time-to-time delayed the timing of payment of the premium revenue we are entitled to receive under our respective contracts by one month or more. This delay can be a result of cash management strategies on the part of the government agencies or other reasoning beyond our control. Despite any delays in premium payments, our contracts require that we pay claims for medical services within certain time frames which would require that we remit payments to providers for services in advance of receipts from the government agencies if such receipts are delayed. In general, we believe we will be able to collect any delayed premiums; however, if these delays occur in a significant market for an extended period of time or in more than one market that in the aggregate are significant to our consolidated business, our liquidity could be materially adversely affected. We are currently experiencing a delay in the timing of premium payments to our Georgia health plan from GA DCH. Although GA DCH continues to pay a portion of the premium payments to our Georgia health plan on a monthly basis, we anticipate that GA DCH will not be current on all premium payments until the fourth quarter of 2012, or later. As of June 30, 2012, premium payments totaling approximately $189.0 million are due from the state of Georgia, representing approximately three months of premium revenue in addition to other amounts due. Consequently, in order for our Georgia health plan to maintain liquidity during the last six months, it has been necessary at times for the Georgia health plan to delay repayment of intercompany balances to the parent company, AMERIGROUP, or to receive a short-term loan from AMERIGROUP. If this delay continues for an extended period, our liquidity could be materially adversely affected.
Regulatory Capital and Dividend Restrictions
Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations

(“HMOs”), one health insuring corporation (“HIC”), one accident and health insurance company (“A&H”), one health care service contractor (“HCSC”) and one PHSP. HMOs, HICs, A&Hs, HCSCs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and regulate the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of June 30, 2012, we believe our subsidiaries are in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls, choose to increase capital at its subsidiary health plans, or fund minimum statutory capital requirements to meet the increased requirements from growth during the remainder of 2012 using unregulated cash, cash equivalents, investments or a combination thereof. Our recent growth in Texas, the commencement of operations in Louisiana, our acquisition of the operating assets and contract rights of Health Plus in New York and the commencement of operations in Washington on July 1, 2012 each have or will require funding by the parent company to meet desired and/or required statutory capital levels.
The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs, insurers and other entities bearing risk for health care coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“the RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs and insurers by establishing the minimum amount of capital appropriate for an HMO or insurer to support its overall business operations in consideration of its size, structure and risk profile. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action based on the HMO or insurer’s financial condition, ranging from (a) requiring insurers to submit a comprehensive RBC plan to the state insurance commissioner containing proposals for corrective action, to (b) requiring the state insurance commissioner to place the insurer under regulatory control (e.g., rehabilitation or liquidation) pursuant to the state insurer receivership statute. Ten of the thirteen states in which we operated at June 30, 2012 have adopted RBC as the measure of required surplus. At June 30, 2012, our RBC ratio in each of these states exceeded the requirement thresholds at which regulatory action would be initiated. Although not all states had adopted these rules at June 30, 2012, at that date, each of our active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.
Additionally, the 7.5% Senior Notes contain certain covenants restricting our ability, among other things, to pay dividends or make other distributions or payments subject to certain exceptions, including exceptions that allow us to incur debt or make restricted payments if certain ratios are met.
Contractual Obligations
The following table summarizes our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments at June 30, 2012 (in thousands):

Contractual Obligations	Total	Remainder of 2012	2013	2014	2015	2016	2017	Thereafter
Long-term obligations, including interest	$742,286	$17,911	$35,625	$35,625	$35,625	$35,625	$35,625	$546,250
Operating lease obligations	148,056	11,302	20,768	20,612	17,156	15,028	13,664	49,526
Total contractual obligations	$890,342	$29,213	$56,393	$56,237	$52,781	$50,653	$49,289	$595,776
Long-term Obligations. Long-term obligations at June 30, 2012 include amounts due under our 7.5% Senior Notes. As of June 30, 2012, we had outstanding $475.0 million in aggregate principal amount of 7.5% Senior Notes due November 15, 2019.
Operating Lease Obligations. Our operating lease obligations at June 30, 2012 are primarily for payments under non-cancelable office space and office equipment leases.
Off-Balance Sheet Arrangements
We have no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships. Effective July 1, 2012, we renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009 in an aggregate principal amount of approximately $17.4 million, to meet certain obligations under our Medicaid contract in the state of Georgia through our Georgia health plan. The letter of credit is collateralized through cash and investments held by our Georgia health plan. Additionally, certain provisions of our warrant instruments are off-balance sheet arrangements, the details of which are described in Note 9 to the Condensed Consolidated

Financial Statements included in Part I., Item 1. of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Condensed Consolidated Balance Sheets include a number of assets whose fair values are subject to market risk. Due to our significant investment in fixed-income investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. The financial markets have experienced periods of volatility and disruption, which have impacted liquidity and valuations of many financial instruments. While we do not believe we have experienced material adverse changes in the value of our cash equivalents and investments, disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our financial position, results of operations, or cash flows. As of June 30, 2012, substantially all of our investments were in high-quality securities that have historically exhibited good liquidity.
The fair value of our fixed-income investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed-income investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time-to-time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of June 30, 2012, an increase of 1.0% in interest rates on securities with maturities greater than one year would reduce the fair value of our fixed-income investment portfolio by approximately $26.6 million. Conversely, a reduction of 1.0% in interest rates on securities with maturities greater than one year would increase the fair value of our fixed-income investment portfolio by approximately $24.9 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1.0% change in interest rates.

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
(b) Changes in Internal Controls over Financial Reporting. During the second quarter of 2012, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10 to the Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 1A. Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The following risk factor was identified by the Company during the second quarter of 2012 and is a supplement to those risk factors included in Part I. — Item 1A. — Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission ("SEC") on February 24, 2012.
If the Merger is not consummated, it could negatively affect our results of operations, financial condition and business.
On July 9, 2012, AMERIGROUP Corporation (the "Company"), announced the execution of an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, WellPoint, Inc. (“WellPoint”), and WellPoint Merger Sub, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of WellPoint, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into the Company, with the Company surviving the merger as an indirect wholly-owned subsidiary of WellPoint (the "Merger”). There can be no assurance that the Merger will in fact be consummated. Moreover, in connection with the Merger, we will be subject to several risks, including the following:

•	the failure to receive, on a timely basis or otherwise, the required approvals by AMERIGROUP's stockholders and government or regulatory agencies;

•	the risk that a condition to closing of the proposed transaction may not be satisfied;

•	the risk that the Company and WellPoint may be unable to complete the Merger;

•	the failure by WellPoint to have available or obtain the necessary financing to consummate the Merger;

•	operating costs and business disruption may be greater than expected;

•	the ability of the Company to retain and hire key personnel and maintain relationships with providers or other business partners pending the consummation of the transaction; and

•
the impact of legislative, regulatory and competitive changes and other risk factors relating to the industries in which the Company and WellPoint operate, as detailed from time-to-time in each of the Company's and WellPoint's reports filed with the SEC.

If the Merger is not consummated, it could negatively affect our results of operations, financial condition and business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding the Company’s stock repurchases during the three months ended June 30, 2012:

Period	Total Number of Shares (or Units) Purchased (#)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1) (#)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2) ($)
April 1 – April 30, 2012(3)	52,625	61.76	—	298,589,065
May 1 – May 31, 2012	—	—	—	298,589,065
June 1 – June 30, 2012	—	—	—	298,589,065
Total	52,625	61.76	—	298,589,065
 _________________

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

(2)
The share repurchase program authorized by the Board of Directors allows us to repurchase up to $650.0 million shares of our common stock from and after August 5, 2011. No duration has been placed on the repurchase program and we reserve the right to discontinue the repurchase program at any time. In addition, under the Merger Agreement, we are subject to additional limitations related to repurchases of our common stock.

(3)
Our 2009 Equity Incentive Plan allows, upon approval by the plan administrator, stock option recipients to deliver shares of unrestricted Company common stock held by the participant as payment of the exercise price and applicable withholding taxes upon the exercise of stock options or vesting of restricted stock. During April 2012, certain employees elected to tender 52,625 shares to the Company in payment of related withholding taxes upon vesting of restricted stock.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index immediately following the Signatures page are incorporated herein by reference into this Item 6 of Part II.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGROUP Corporation

Date: August 3, 2012	By:	/s/ JAMES G. CARLSON
James G. Carlson
Chairman, Chief Executive
Officer and President

AMERIGROUP Corporation

Date: August 3, 2012	By:	/s/ JAMES W. TRUESS
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
2.1
Agreement and Plan of Merger dated as of July 9, 2012 among WellPoint, Inc., WellPoint Merger Sub, Inc. and AMERIGROUP Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (No. 001-31574) filed on July 9, 2012).

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

10.1	Amendment No. 11 to the Contractor Risk Agreement between the state of Tennessee and AMERIGROUP Tennessee, Inc. effective March 15, 2012, filed herewith.
10.2	Medicaid and Family Health Plus Participating Managed Care Plan Agreement between the state of New York and AMERIGROUP New York, LLC, Contract No. CO27182, effective March 1, 2011, filed herewith.
10.3
Amendment No. 1 to the Medicaid and Family Health Plus Participating Managed Care Plan Agreement between the state of New York and AMERIGROUP New York, LLC, Contract No. CO27182, effective August 1, 2011, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 3, 2012.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 3, 2012.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 3, 2012.

Exhibit Number	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document