Form 10-Q/A
period 2012-06-30
AMERIGROUP CORP
filed 2012-08-03
CIK 1064863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

AMERIGROUP Corporation is filing this amendment (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Form 10-Q”) filed with the U.S. Securities and Exchange Commission (“SEC”) on August 3, 2012, solely to re-file Exhibit 32 to correct the period reference in such Exhibit.

This Form 10-Q/A speaks as of the date of the Form 10-Q and no attempt has been made to modify or update disclosures in the original Form 10-Q except as noted above. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures. Information not affected by this Form 10-Q/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC. Accordingly, this 10-Q/A should be read in conjunction with the original Form 10-Q.

Item 6.	Exhibits

The Exhibit Index identified under Part II, Item 6. of the Form 10-Q is hereby amended such that the following documents are (i) amended and added to the Exhibit Index and (ii) included as exhibits to the Form 10-Q:

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