Form 10-Q
period 2012-09-30
AMERIGROUP CORP
filed 2012-11-08
CIK 1064863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2012, there were 51,207,860 shares outstanding of the Company’s common stock, par value $0.01 per share.

AMERIGROUP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AMERIGROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$786,084	$546,811
Short-term investments	174,028	394,346
Premium receivables	220,900	106,510
Deferred income taxes	36,926	24,720
Provider and other receivables	48,694	34,767
Prepaid expenses	18,540	37,851
Other current assets	17,852	20,755
Total current assets	1,303,024	1,165,760
Long-term investments	1,131,911	1,118,127
Investments on deposit for licensure	188,140	128,063
Property, equipment and software, net	129,671	110,602
Other long-term assets	42,859	18,300
Goodwill	316,747	260,496
Total assets	$3,112,352	$2,801,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Claims payable	$770,417	$573,448
Unearned revenue	145,601	780
Accrued payroll and related liabilities	66,158	63,475
Contractual refunds payable	30,921	40,123
Accounts payable, accrued expenses and other	153,848	149,353
Current portion of long-term debt	—	256,995
Total current liabilities	1,166,945	1,084,174
Long-term debt	477,558	400,000
Deferred income taxes	28,527	19,447
Other long-term liabilities	12,377	13,208
Total liabilities	1,685,407	1,516,829
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 100,000,000 shares; outstanding 49,204,828 and 46,878,474 at September 30, 2012 and December 31, 2011, respectively	599	573
Additional paid-in capital	655,284	637,605
Accumulated other comprehensive income	19,811	11,942
Retained earnings	1,156,466	1,059,624
	1,832,160	1,709,744
Less treasury stock at cost (11,704,135 and 11,201,634 shares at September 30, 2012 and December 31, 2011, respectively)	(405,215)	(425,225)
Total stockholders’ equity	1,426,945	1,284,519
Total liabilities and stockholders’ equity	$3,112,352	$2,801,348

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Revenues:
Premium	$2,446,332	$1,600,502	$6,426,375	$4,659,730
Investment income and other	7,285	4,149	22,631	12,270
Total revenues	2,453,617	1,604,651	6,449,006	4,672,000
Expenses:
Health benefits	2,131,911	1,342,648	5,562,162	3,881,370
Selling, general and administrative	183,416	130,785	502,781	369,533
Premium tax	57,848	41,188	153,055	122,075
Depreciation and amortization	13,916	9,322	37,106	27,744
Interest	9,064	4,194	31,780	12,543
Total expenses	2,396,155	1,528,137	6,286,884	4,413,265
Income before income taxes	57,462	76,514	162,122	258,735
Income tax expense	25,730	28,440	65,280	95,890
Net income	$31,732	$48,074	$96,842	$162,845
Net income per share:
Basic net income per share	$0.66	$1.01	$2.04	$3.39
Weighted average number of common shares outstanding	47,948,562	47,643,648	47,442,208	48,107,159
Diluted net income per share	$0.62	$0.96	$1.88	$3.14
Weighted average number of common shares and dilutive potential common shares outstanding	51,395,471	50,253,757	51,618,868	51,850,978

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Net income	$31,732	$48,074	$96,842	$162,845
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, before tax	9,405	(118)	13,097	8,465
Income tax (expense) benefit related to unrealized gain (loss) on available-for-sale securities	(3,540)	45	(5,228)	(3,183)
Other comprehensive income (loss), net of tax	5,865	(73)	7,869	5,282
Comprehensive income	$37,597	$48,001	$104,711	$168,127

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2012
(Dollars in thousands)
(Unaudited)

				Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital		Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2011	46,878,474	$573	$637,605	$11,942	$1,059,624	11,201,634	$(425,225)	$1,284,519
Common stock issued upon exercise of stock options, vesting of restricted stock grants and purchases under the employee stock purchase plan	701,456	5	15,504	—	—	—	—	15,509
Common stock issued upon conversion of the 2.0% Convertible Senior Notes	2,127,399	21	129,410	—	—	—	—	129,431
Common stock received through hedge instruments upon conversion of the 2.0% Convertible Senior Notes	(2,127,399)	—	—	—	—	2,127,399	(129,431)	(129,431)
Reissuance of treasury stock for net share settlement of warrants	1,694,232	—	(153,778)	—	—	(1,694,232)	153,778	—
Compensation expense related to share-based payments	—	—	20,386	—	—	—	—	20,386
Tax benefit related to share-based payments, net	—	—	6,157	—	—	—	—	6,157
Employee stock relinquished for payment of taxes	(69,334)	—	—	—	—	69,334	(4,337)	(4,337)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	7,869	—	—	—	7,869
Net income	—	—	—	—	96,842	—	—	96,842
Balances at September 30, 2012	49,204,828	$599	$655,284	$19,811	$1,156,466	11,704,135	$(405,215)	$1,426,945

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$96,842	$162,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,106	27,744
Loss on disposal or abandonment of property, equipment and software	79	410
Deferred tax (benefit) expense	(8,349)	29
Compensation expense related to share-based payments	20,386	16,743
Non-cash interest expense	3,288	8,523
Amortization of investment premiums and other	9,964	11,165
Changes in assets and liabilities (decreasing) increasing cash flows from operations:
Premium receivables	(114,390)	(49,933)
Prepaid expenses, provider and other receivables and other current assets	3,133	(15,456)
Other long-term assets	(1,806)	(1,413)
Claims payable	196,969	33,851
Accounts payable, accrued expenses, contractual refunds payable and other current liabilities	(10,991)	41,721
Unearned revenue	144,821	8,308
Other long-term liabilities	(831)	(1,205)
Net cash provided by operating activities	376,221	243,332
Cash flows from investing activities:
Proceeds from sale or call of available-for-sale securities	891,492	734,486
Purchase of available-for-sale securities	(678,451)	(952,312)
Proceeds from redemption of investments on deposit for licensure	96,347	111,432
Purchase of investments on deposit for licensure	(156,033)	(121,941)
Purchase of property, equipment and software	(48,934)	(31,545)
Purchase of contract rights and related assets	(85,168)	—
Net cash provided by (used in) investing activities	19,253	(259,880)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	77,813	—
Issuance costs of long-term debt	(1,061)	—
Repayment of convertible notes principal	(259,880)	(120)
Payment of conversion premium on converted notes	—	(82)
Proceeds from convertible notes hedge instruments	—	82
Net increase (decrease) in bank overdrafts	5,557	(11,291)
Customer funds administered	(450)	3,164
Proceeds from exercise of stock options and employee stock purchases	15,509	43,133
Repurchase of common stock shares	—	(157,217)
Tax benefit related to share-based payments	6,311	13,414
Net cash used in financing activities	(156,201)	(108,917)
Net increase (decrease) in cash and cash equivalents	239,273	(125,465)
Cash and cash equivalents at beginning of period	546,811	763,946
Cash and cash equivalents at end of period	$786,084	$638,481
Supplemental disclosures of non-cash information:
Employee stock relinquished for payment of taxes	$(4,337)	$(3,621)
Unrealized gain on available-for-sale securities, net of tax	$7,869	$5,282
Common stock issued upon conversion of the 2.0% Convertible Senior Notes	$129,431	$—
Common stock received through hedge instruments upon conversion of the 2.0% Convertible Senior Notes	$(129,431)	$—
Reissuance of treasury stock for net share settlement of warrants	$153,778	$—

See accompanying notes to condensed consolidated financial statements.

AMERIGROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Financial Reporting
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 of AMERIGROUP Corporation and its subsidiaries (the “Company”) are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2012 and operating results for the interim periods ended September 30, 2012 and 2011. The December 31, 2011 Condensed Consolidated Balance Sheet was derived from the audited consolidated financial statements as of that date.
The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2012. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2012.
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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic net income per share:
Net income	$31,732	$48,074	$96,842	$162,845
Weighted average number of common shares outstanding	47,948,562	47,643,648	47,442,208	48,107,159
Basic net income per share	$0.66	$1.01	$2.04	$3.39
Diluted net income per share:
Net income	$31,732	$48,074	$96,842	$162,845
Weighted average number of common shares outstanding	47,948,562	47,643,648	47,442,208	48,107,159
Dilutive effect of stock options and non-vested stock awards	1,498,680	1,400,337	1,401,894	1,668,364
Dilutive effect of assumed conversion of the 2.0% Convertible Senior Notes	—	1,209,772	1,259,906	1,629,832
Dilutive effect of warrants	1,948,229	—	1,514,860	445,623
Weighted average number of common shares and dilutive potential common shares outstanding	51,395,471	50,253,757	51,618,868	51,850,978
Diluted net income per share	$0.62	$0.96	$1.88	$3.14
Potential common stock equivalents representing 76,645 shares and 43,577 shares for the three and nine months ended September 30, 2011, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.
The Company's 2.0% Convertible Senior Notes (see Note 9) were not included in the computation of diluted net income per share for the three months ended September 30, 2012 because the remaining outstanding 2.0% Convertible Senior Notes were surrendered for conversion by the noteholders in May 2012.
The Company's warrants to purchase shares of its common stock (see Note 9) were not included in the computation of diluted net income per share for the three months ended September 30, 2011 because to do so would have been anti-dilutive.
4. Fair Value Measurements
The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash, premium receivables, provider and other receivables, prepaid expenses, other current assets, claims payable, unearned revenue, accrued payroll and related liabilities, contractual refunds payable, accounts payable, accrued expenses and other current liabilities: The fair value of these financial instruments approximates the historical cost because of the short maturity of these items.
Cash equivalents, short-term investments (other than certificates of deposit), long-term investments (other than auction rate securities) and investments on deposit for licensure: Fair value for these items is determined based upon quoted market prices, quoted prices for similar or identical securities and/or pricing models.
Certificates of deposit and auction rate securities: Fair value is determined based upon discounted cash flow analyses or pricing models.
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
The Company’s Level 2 liabilities (discussed below) consist of its 7.5% Senior Notes which are included in long-term debt in the accompanying Condensed Consolidated Balance Sheets and its 2.0% Convertible Senior Notes representing the current portion of long-term debt as of December 31, 2011 in the accompanying Condensed Consolidated Balance Sheets. Fair value for these liabilities is determined based on the market yield on trades of the notes at or near the end of each reporting period. The Company’s Level 2 liabilities also include deferred compensation whose fair value inputs are based on the quoted market prices of the underlying assets designated by the participants in the deferred compensation plan.
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
The Company has not elected to apply the fair value option available under current guidance for any financial assets and liabilities that are not required to be measured at fair value. Transfers between levels, as a result of changes in the inputs used to determine fair value, are recognized as of the beginning of the reporting period in which the transfer occurs. There were no transfers between levels for the periods ended September 30, 2012 and December 31, 2011.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Assets
The Company's assets measured at fair value on a recurring basis at September 30, 2012 were as follows (dollars in thousands):

				Fair Value Measurements at Reporting Date Using
	Fair Value of Cash Equivalents	Fair Value of Available-for- Sale Securities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$87,744	$13,024	$100,768	$—	$100,768	$—
Commercial paper	61,791	61,433	123,224	—	123,224	—
Corporate bonds	—	599,505	599,505	—	599,505	—
Debt securities of government sponsored entities	8,323	146,157	154,480	—	154,480	—
Equity index funds	—	72,675	72,675	72,675	—	—
Money market funds	539,234	87,752	626,986	626,986	—	—
Municipal bonds	8,220	498,723	506,943	—	500,987	5,956
U.S. Treasury securities	—	14,810	14,810	—	14,810	—
Total assets measured at fair value	$705,312	$1,494,079	$2,199,391	$699,661	$1,493,774	$5,956
The Company's assets measured at fair value on a recurring basis at December 31, 2011 were as follows (dollars in thousands):

				Fair Value Measurements at Reporting Date Using
	Fair Value of Cash Equivalents	Fair Value of Available-for- Sale Securities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$105,017	$118,094	$223,111	$—	$223,111	$—
Commercial paper	26,617	172,564	199,181	—	199,181	—
Corporate bonds	—	566,724	566,724	—	566,724	—
Debt securities of government sponsored entities(1)	—	290,543	290,543	—	290,543	—
Equity index funds	—	40,843	40,843	40,843	—	—
Money market funds	404,757	15,067	419,824	419,824	—	—
Municipal bonds	3,121	410,577	413,698	—	402,147	11,551
U.S. Treasury securities(1)	—	26,124	26,124	—	26,124	—
Total assets measured at fair value	$539,512	$1,640,536	$2,180,048	$460,667	$1,707,830	$11,551
_________________

(1)
The table has been corrected to reflect debt securities of government sponsored entities and U.S. Treasury securities as Level 2 within the fair value hierarchy. Previously, these instruments were reflected as Level 1.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of two investments in auction rate securities at September 30, 2012 and three investments in auction rate securities at December 31, 2011. These auction rate securities maintain AA+ or higher ratings from Moody’s Corporation or the Standard & Poor’s rating services. Investments in auction rate securities represent less than one percent of the Company’s investment portfolio as of September 30, 2012 and December 31, 2011 and are immaterial to the investment portfolio and to the consolidated total assets of the Company.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Assets measured at fair value on a non-recurring basis at September 30, 2012 consist of acquired assets from a business acquisition. The methodologies used to measure the fair value of these assets using Level 3 inputs are described below (see Note 6).
Liabilities
The estimated fair value of the 7.5% Senior Notes and the 2.0% Convertible Senior Notes (see Note 9) is determined based upon quoted market prices. The 7.5% Senior Notes and the 2.0% Convertible Senior Notes are carried at fair value at the dates of issuance plus or minus the unamortized premium/discount in the accompanying Condensed Consolidated Balance Sheets. In May 2012, all of the Company's remaining outstanding 2.0% Convertible Senior Notes were surrendered for conversion by the noteholders in accordance with the terms and provisions of the indenture governing the 2.0% Convertible Senior Notes. As of September 30, 2012 and December 31, 2011, the fair values and carrying values of these instruments were as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
2.0% Convertible Senior Notes	$—	$—	$371,005	$256,995
7.5% Senior Notes	555,750	477,558	414,048	400,000

5. Short- and Long-Term Investments and Investments on Deposit for Licensure
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale short- and long-term investments and investments on deposit for licensure held at September 30, 2012 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$13,024	$—	$—	$13,024
Commercial paper	61,301	132	—	61,433
Corporate bonds	594,446	5,086	27	599,505
Debt securities of government sponsored entities	145,538	625	6	146,157
Equity index funds	66,562	6,217	104	72,675
Money market funds	87,752	—	—	87,752
Municipal bonds	478,955	20,123	355	498,723
U.S. Treasury securities	14,746	64	—	14,810
Total	$1,462,324	$32,247	$492	$1,494,079

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
The amortized cost and fair value of investments in debt securities, by contractual maturity, for available-for-sale short- and long-term investments and investments on deposit for licensure held at September 30, 2012 were as follows (dollars in thousands):

	Amortized Cost	Fair Value
Maturing within one year	$505,042	$506,170
Maturing between one year and five years	570,644	578,694
Maturing between five years and ten years	238,334	252,493
Maturing in greater than ten years	81,742	84,047
Total	$1,395,762	$1,421,404
Investments in equity index funds with a cost of $66.6 million and a fair value of $72.7 million are excluded from the table above because they are not debt securities.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following tables show the fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired at September 30, 2012 and December 31, 2011. Investments are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months			12 Months or Greater
	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities
September 30, 2012:
Corporate bonds	$21,179	$27	35	$—	$—	—
Debt securities of government sponsored entities	5,625	6	5	—	—	—
Equity index funds	4,646	104	2	—	—	—
Municipal bonds	36,852	86	16	2,556	269	1
Total temporarily impaired securities	$68,302	$223	58	$2,556	$269	1

	Less than 12 Months			12 Months or Greater
	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities	Fair Value	Gross Unrealized Holding Losses	Total Number of Securities
December 31, 2011:
Commercial paper	$149,074	$95	12	$—	$—	—
Corporate bonds	185,231	1,498	98	8,989	12	1
Debt securities of government sponsored entities	103,766	100	28	—	—	—
Equity index funds	17,021	658	5	—	—	—
Municipal bonds	5,129	1	1	11,551	999	3
U.S. Treasury securities	12,025	1	3	—	—	—
Total temporarily impaired securities	$472,246	$2,353	147	$20,540	$1,011	4
The Company typically invests in highly-rated debt securities and its investment policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires fixed income investments to generally be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss and maintaining appropriate liquidity for the Company’s operations. Fair values were determined for each individual security in the investment portfolio. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, general market conditions and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of a security’s amortized cost basis. During the three and nine months ended September 30, 2012, the Company did not record any charges for other-than-temporary impairment of its available-for-sale securities.
As of September 30, 2012, the Company’s investments in debt securities in an unrealized loss position all hold investment grade ratings by various credit rating agencies. Additionally, the issuers have been current on all interest payments. The temporary declines in value at September 30, 2012 are primarily due to fluctuations in short-term market interest rates and the lack of liquidity of municipal bond auction rate securities. The Company believes that the auction rate security that has been in an unrealized loss position for greater than 12 months has experienced losses due to the lack of liquidity for these instruments, not as a result of impairment of the underlying debt security. The Company does not intend to sell the securities in an unrealized loss position prior to maturity or recovery and it is not likely that the Company will be required to sell these securities prior to maturity or recovery; therefore, there is no indication of other-than-temporary impairment for these securities.
Realized gains and losses on available-for-sale securities have been reclassified, on a specific identification basis, from accumulated other comprehensive income and included in investment income and other in the accompanying Condensed

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidated Statements of Income. Realized gains and losses for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross realized gains	$236	$84	$2,758	$134
Gross realized losses	(8)	—	(60)	(9)
Net realized gains	$228	$84	$2,698	$125
6. Business Acquisition
On May 1, 2012, the Company's New York health plan completed the previously announced acquisition of substantially all of the operating assets and contract rights of Health Plus, a Medicaid Prepaid Health Service Plan in New York, for $85.2 million. The purchase price was financed through available cash. The acquisition substantially increased the operations and resulting market share of the Company's New York health plan. Transaction costs related to the acquisition were included in selling, general and administrative expenses upon occurrence and were not material.
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
Intangible assets acquired consist of specifically identifiable intangible assets, including rights to the Medicaid and Medicare service contracts, the New York Health Plus trade name and rights to the provider network. The fair values of intangible assets related to the rights to the Medicaid and Medicare service contracts were determined using an income approach that relies on projected future net cash flows including key assumptions for the customer attrition rate and discount rate and are being amortized over a period of 115 months based on a projected disenrollment rate of members in this market. The fair value of the intangible asset related to the trade name was determined using an income approach that relies on projected future net cash flows including key assumptions for the royalty income rate and discount rate and is being amortized over a period of 120 months on a straight-line basis. The fair value of the intangible asset related to the provider network was determined using a modified cost approach that relies on key assumptions for the amount of time and number of personnel needed to replace the entire provider network and is being amortized over a period of 120 months on a straight-line basis. Other long-term assets acquired consist of long-term deposits.
The operations of Health Plus have been integrated with the Company's New York health plan. As a result, it is not practicable to disclose the amounts of revenue and earnings included in the Condensed Consolidated Statements of Income attributable to the Health Plus acquisition since the acquisition date.
The unaudited pro forma information presented below includes the effects of the acquisition as if it had been consummated

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

as of the beginning of the prior fiscal year. The pro forma results include adjustments for premium tax, depreciation and amortization associated with acquired tangible and intangible assets, reduced investment income related to cash used to fund the acquisition, adjustments for management fee arrangements, charges related to the Management Services Agreement ("MSA") (discussed below) and related income tax effects. Consistent with the Company's established accounting policies, the results of operations for the three and nine months ended September 30, 2012 include increased health benefits expense in order to establish an estimate for claims payable sufficient to cover obligations under an assumption of moderately adverse conditions as a result of the growth in our New York health plan membership. As the Company's acquisition of Health Plus was an asset acquisition which did not include an assumption of any liability for claims payable for dates of service prior to the acquisition, the pro forma results of operations for the nine months ended September 30, 2012 below do not reflect the reversal of estimates held by Health Plus for this factor. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies or other expected benefits of the acquisition and is not necessarily indicative of future results of operations or results that might have been achieved had the acquisition been consummated as of the beginning of the prior fiscal year (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Premium revenue	$2,446,332	$1,866,228	$6,858,713	$5,404,580
Net income	$32,143	$58,076	$96,191	$171,716
Basic earnings per share	$0.67	$1.22	$2.03	$3.57
Diluted earnings per share	$0.63	$1.16	$1.86	$3.31
In conjunction with the purchase agreement, the Company and the seller entered into a MSA whereby the Company will provide certain claims and operational processing services to the seller for a period up to five years. The majority of these services are expected to be provided during the first year subsequent to the purchase. The effect of this agreement is not expected to be material to the Company's results of operations.
7. Summary of Goodwill and Acquired Intangible Assets
There were no changes in the carrying amount of goodwill for the year ended December 31, 2011. The change in the carrying amount of goodwill for the period ended September 30, 2012 is as follows (dollars in thousands):

	December 31, 2011	Additions(1)	Disposals/ Impairment	September 30, 2012
Goodwill	$269,375	$56,251	$—	$325,626
Accumulated impairment losses	(8,879)	—	—	(8,879)
Total	$260,496	$56,251	$—	$316,747

(1)	Goodwill associated with the acquisition of substantially all of the operating assets and contract rights of Health Plus on May 1, 2012 (see Note 6).
Other acquired intangible assets, included in other long-term assets in the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Membership rights	$40,946	$(28,463)	$27,546	$(26,141)
Provider contracts	1,425	(517)	625	(453)
Trademarks and other	11,646	(1,392)	946	(946)
	$54,017	$(30,372)	$29,117	$(27,540)

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. Claims Payable
The following table presents the components of the change in claims payable for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Claims payable, beginning of period	$573,448	$510,675
Health benefits expense incurred during the period:
Related to current year	5,661,449	3,965,890
Related to prior years	(99,287)	(84,520)
Total incurred	5,562,162	3,881,370
Health benefits payments during the period:
Related to current year	4,921,383	3,461,910
Related to prior years	443,810	385,609
Total payments	5,365,193	3,847,519
Claims payable, end of period	$770,417	$544,526
Health benefits expense incurred during both periods was reduced for amounts related to prior years. The amounts related to prior years include the impact of amounts previously included in the liability to establish it at a level sufficient under moderately adverse conditions that were not needed and the reduction in health benefits expense due to revisions to prior estimates.

9. Long-Term Debt
Long-term debt consisted of the following at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
2.0% Convertible Senior Notes	$—	$256,995
7.5% Senior Notes	477,558	400,000
Total long-term debt	477,558	656,995
Less current portion of long-term debt	—	256,995
Total long-term debt, less current portion	$477,558	$400,000
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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The 7.5% Senior Notes contain certain covenants which restrict the Company's ability to incur debt or make restricted payments if certain ratios are not met. As of September 30, 2012 and December 31, 2011, the Company believes it was in compliance with all covenants under the 7.5% Senior Notes and met the ratios. These covenants, when the ratios are not met, restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or payments, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, create certain liens and engage in certain types of mergers or acquisitions. The 7.5% Senior Notes provide certain rights to the holders in the event of a change in control such as that caused by the Merger Agreement as discussed below under Merger Agreement (see Note 10). These rights provide that the holders be offered the opportunity to put the 7.5% Senior Notes back to the Company at a price equal to 101.0% of the principal value, plus accrued and unpaid interest. The 7.5% Senior Notes had an estimated fair value of 117.0% of the principal value as of September 30, 2012.
Convertible Senior Notes
In May 2012, all of the Company's remaining outstanding 2.0% Convertible Senior Notes issued March 28, 2007 (the “2.0% Convertible Senior Notes”) were surrendered for conversion by the noteholders in accordance with the terms and provisions of the indenture governing the notes. On May 15, 2012, the Company issued 2,127,399 shares of its common stock and paid $259.9 million in cash in satisfaction of its obligation with respect thereto, plus accrued and unpaid interest of $2.6 million. The 2.0% Convertible Senior Notes were scheduled to mature on May 15, 2012. The carrying amount of the 2.0% Convertible Senior Notes at December 31, 2011 was $257.0 million. The related unamortized discount of $2.9 million at December 31, 2011 was fully amortized through the date of conversion.
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
Concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company purchased convertible note hedges, subject to customary anti-dilution adjustments, covering 6,112,964 shares of its common stock. The convertible note hedges allowed the Company to receive, at its option, shares of its common stock and/or cash equal to the amounts of common stock and/or cash related to the excess conversion value that the Company delivered to the holders of the 2.0% Convertible Senior Notes upon conversion. These convertible note hedges were exercised upon conversion by the noteholders of the Company's remaining outstanding 2.0% Convertible Senior Notes, as described above.
The 2.0% Convertible Senior Notes had a dilutive impact to earnings per share for the nine months ended September 30, 2012 as the average market price of the Company’s common stock of $73.14 for the nine months ended September 30, 2012 exceeded the conversion price of $42.53. As of September 30, 2011, the 2.0% Convertible Senior Notes had a dilutive impact to earnings per share as the average market price of the Company’s common stock for the three and nine months ended September 30, 2011 of $53.03 and $58.00, respectively, exceeded the conversion price of $42.53.
Also concurrent with the issuance of the 2.0% Convertible Senior Notes, the Company sold warrants to acquire, subject to customary anti-dilution adjustments, up to 6,112,964 shares of its common stock at an exercise price of $53.77 per share. Under the provisions of the warrant instruments, if the volume-weighted average price of the Company’s common stock exceeds $53.77 at exercise, the Company is obligated to settle in shares of its common stock an amount equal to approximately $6.1 million for each dollar that the volume-weighted average price of its common stock exceeds $53.77, resulting in a dilutive impact to its earnings. The warrant instruments had a dilutive impact to earnings per share for the three and nine months ended September 30, 2012 as the average market price of the Company’s common stock for the three and nine months ended September 30, 2012 of $88.77 and $73.14, respectively, exceeded the $53.77 exercise price of the warrants. As of September 30, 2011, the warrant instruments had a dilutive impact to earnings per share for the nine months ended September 30, 2011 as the average market price of the Company’s common stock for the nine months ended September 30, 2011 of $58.00 exceeded the $53.77 exercise price of the warrants. The warrant instruments did not have a dilutive impact to

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

earnings per share for the three months ended September 30, 2011 as the average market price of the Company's common stock for the three months ended September 30, 2011 of $53.03 did not exceed the $53.77 exercise price of the warrants.
The warrants are separate instruments which did not affect holders’ rights under the 2.0% Convertible Senior Notes. In accordance with the terms of the warrant agreement, individual components of the warrants expired each day over the period from August 13, 2012 through October 22, 2012. For the three and nine months ended September 30, 2012, the Company reissued, from treasury stock, 1.7 million shares of common stock at a value of $153.8 million in connection with the exercise of a portion of the warrants. An additional 0.8 million shares of common stock at a value of $74.1 million were reissued from treasury stock during October in connection with the exercise of the remaining warrants outstanding at September 30, 2012.
10. Merger Agreement and Health Plan Sale
On July 9, 2012, the Company announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, WellPoint, Inc. (“WellPoint”) and WellPoint Merger Sub, Inc. (“Merger Sub”), an indirect wholly-owned subsidiary of WellPoint, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into the Company, with the Company surviving the merger as an indirect wholly-owned subsidiary of WellPoint (the “Merger”). On October 2, 2012, the Company, WellPoint and Merger Sub entered into an amendment to the Merger Agreement to settle claims, without admitting any liability or wrongdoing, related to a class action lawsuit pertaining to the Merger (see Note 11). If the Merger is completed, the Company's stockholders (other than holders of unvested restricted shares of Company common stock and persons who properly demand statutory appraisal of their shares) will be entitled to receive $92.00 per share in cash (without interest) for each share of the Company's common stock that they hold, for an expected total purchase amount of $4.9 billion (the "Merger Consideration"). Under the Merger Agreement, each option to purchase shares of Company common stock that is outstanding and becomes or is vested by its terms at the time of the Merger will be canceled and converted into the right to receive an amount payable in cash equal to the total number of shares subject to the option multiplied by the excess, if any, of $92.00 over the per share exercise price of such vested option. Options that are outstanding but unvested at the time of the Merger will be converted into options to purchase shares of WellPoint common stock according to a formula defined in the Merger Agreement.
On October 23, 2012, the Company's stockholders approved the adoption of the Merger Agreement at the Company's Special Meeting of Stockholders. The consummation of the Merger is subject to customary closing conditions, including, among others, the absence of certain legal impediments to the consummation of the Merger, the receipt of specified governmental consents and approvals, including approval under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and, subject to materiality exceptions, the accuracy of representations and warranties made by the Company and WellPoint, respectively, and compliance by the Company and WellPoint with their respective obligations under the Merger Agreement. On October 2, 2012 and October 29, 2012, respectively, the state of Tennessee Department of Commerce and Insurance and the state of Texas Commissioner of Insurance each approved the plan of acquisition filed by WellPoint in connection with WellPoint’s acquisition of the Company. The Company continues to pursue regulatory approvals from the remaining states in which it conducts business. The Merger is expected to close in the fourth quarter of 2012.
On September 27, 2012, the Company entered into a definitive agreement to sell its Virginia health plan, AMERIGROUP Virginia, Inc., to Inova Health System. The Company and WellPoint each received a request for additional information ("second request") from the United States Department of Justice ("DOJ") in connection with the DOJ's review of WellPoint's pending acquisition of the Company. The second request focuses on the Company's operations in the Commonwealth of Virginia, and both the Company and WellPoint have worked and continue to work cooperatively with the DOJ staff and representatives of the Commonwealth of Virginia. The sale is conditioned on the closing of the Merger. The sale will divest all of the Company's managed care operations in the Commonwealth of Virginia; is expected to close concurrently with the Merger, currently expected to occur in the fourth quarter of 2012; and is subject to the receipt of customary regulatory approvals and standard closing conditions. In accordance with U.S. generally accepted accounting principles, the anticipated gain on the sale of AMERIGROUP Virginia, Inc. will be recognized upon completion of the sale.

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Commitments and Contingencies
Legal Proceedings
Shareholder Litigation
On August 16, 2012, a purported class action lawsuit captioned City of Monroe Employees Retirement System & Louisiana Municipal Police Employees Retirement System v. Capps, et al., C.A. No. 7788, was filed in the Delaware Court of Chancery, arising out of WellPoint's proposed acquisition of the Company, against the AMERIGROUP board of directors, several of its officers, one of the banks advising the Company on the proposed transaction, WellPoint and Merger Sub (see Note 10). The lawsuit generally alleged that the individual defendants breached their fiduciary duties in connection with the Merger because the Merger Consideration was unfair, certain other terms in the Merger Agreement were unfair, certain individual defendants were financially interested in the Merger, the Company's financial advisors were conflicted, and the disclosures concerning the Merger Agreement were materially misleading or incomplete. The lawsuit further alleged that WellPoint and the investment bank defendant aided and abetted these alleged breaches of fiduciary duty. Specifically, the plaintiffs alleged that the sales process was flawed because the investment bank defendant could have received certain cancellation payments for warrants that it purchased in 2007 in connection with the Company's purchase of hedge instruments and sale of warrant instruments ("Call Spread Transactions") associated with the issuance of its 2.0% Convertible Senior Notes if the Company completed a transaction by October 22, 2012 (see Note 9). Among other remedies, the lawsuit sought to enjoin the Merger, or in the event that an injunction was not awarded, unspecified money damages, costs and attorneys' fees.
On August 24, 2012, the plaintiffs amended their complaint and revised their allegations relating to the Call Spread Transactions. The amended complaint alleged that, under the terms of the Call Spread Transactions, the investment bank defendant was incentivized to cause a deal to be announced by August 13, 2012, the day the warrants began to expire, so that it could benefit from any increase in the price of the Company's common stock resulting from an announcement of the sale of the Company. The other claims and remedies in the amended complaint did not significantly change and did not materially alter the plaintiffs' original claims.
On October 2, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the lawsuit entered into a memorandum of understanding (“MOU”) to settle all claims asserted therein. In connection with the MOU, the Company agreed to (i) reduce the termination fee in the Merger Agreement from $146.0 million to $97.0 million; (ii) extend the meeting date of the special meeting of stockholders of AMERIGROUP Corporation by two weeks (from October 9, 2012 to October 23, 2012); and (iii) file with the Securities and Exchange Commission a Current Report on Form 8-K that identified these terms and stated that the Company's board of directors, pursuant to the Merger Agreement and consistent with its fiduciary duties, was prepared to receive and consider in good faith any inquiries and superior proposals (as defined in the Merger Agreement) to purchase the Company. In addition, without admitting any wrongdoing, fault, or liability, the parties to the Merger Agreement acknowledged that the prosecution of the action and discussions with counsel for the plaintiffs were the principal cause of certain additional disclosures made in the proxy statement. On October 26, 2012, the parties submitted to the Court a Stipulation and Agreement of Compromise, Settlement and Release that provides, inter alia, that for settlement purposes only the action be certified as a non-opt out class pursuant to the Delaware Court of Chancery Rules, and that the parties will apply jointly for a scheduling order establishing procedures for the approval and dissemination of notice to the proposed settlement to the class as well as the court's consideration of the proposed settlement, final class certification, and the plaintiffs' application for attorneys' fees and expenses. The proposed settlement is subject to court approval, as well as the Merger becoming effective under applicable law. Subject to court approval and the satisfaction of the conditions set forth in the proposed settlement, the defendants will be released by the plaintiffs and all members of the relevant class of the Company's stockholders from all claims alleged in the lawsuit, all claims concerning or arising out of the Merger or otherwise relating to the transactions contemplated by the Merger Agreement, and all claims concerning, arising from or otherwise related to the disclosures contained in the proxy statement and the proxy statement supplement.
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

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
On February 2, 2012, the Company reached an agreement in principle with the plaintiffs to settle the litigation and on August 6, 2012 the court granted final approval of the settlement. The settlement, which is reflected in the audited consolidated financial statements for the year ended December 31, 2011 and was paid in full during the nine months ended September 30, 2012, did not have a material impact on the Company’s financial position, results of operations or cash flows.
Louisiana
On July 25, 2011, the Louisiana Department of Health and Hospitals (“LA DHH”) announced that the Company was one of five managed care organizations selected through a competitive procurement to offer health care coverage to Medicaid recipients in Louisiana. Two managed care organizations that bid in the procurement, but were not selected, protested the award of the contract to the Company and the other successful bidders and have instituted legal proceedings regarding the contract awards. The Company has intervened in the legal proceedings instituted by the two managed care organizations that are protesting the awards, styled Coventry Health Care of Louisiana, Inc. v. Bruce D. Greenstein, in his official capacity as Secretary of the Department of Health and Hospitals, State of Louisiana which was filed on or about September 9, 2011 and Aetna Better Health, Inc. v. Bruce D. Greenstein, in his official capacity as Secretary of the Department of Health and Hospitals, State of Louisiana which was filed on February 2, 2012 (collectively, the “LA Cases”). The LA Cases have been consolidated and are currently pending in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. The plaintiffs have alleged, inter alia, that their respective administrative appeals of the contract awards should have been upheld and that the state erred in awarding the subject contracts. The LA Cases seek, inter alia, the entry of an order granting injunctive relief to prohibit the state from implementing the contract awards, canceling the contract awards, and granting such other legal and equitable relief as the nature of the cases permit.
The Company has intervened in the LA Cases as a defendant in support of LA DHH’s positions. While the Company believes that the award of the contract was proper, the Company is unable to predict the outcome of the LA Cases and can give no assurances that the award will be upheld or that the impact to the Company’s operations in Louisiana will not be significant if it is not upheld.
Ohio Medicaid Managed Care Contract
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
On June 27, 2012, the Company's Ohio health plan instituted legal proceedings against ODJFS in the Court of Common Pleas of Franklin County, Ohio in connection with the RFA award by filing a Motion to Intervene and a Complaint in the case styled Aetna Better Health, Inc. v. Michael B. Colbert, et al. On July 9, 2012, the court granted the Motion to Intervene as to the Company's Ohio health plan as well as a number of other intervenors. The Company's Ohio health plan's Complaint requested, inter alia, a judicial determination that the RFA be rescored, that the Company's Ohio health plan be awarded a contract pursuant to the RFA, or that the court require ODJFS to issue a revised RFA. On July 30, 2012, the Court dismissed the Company's Ohio health plan in response to motions to dismiss that had been filed in the case. The Company's Ohio health plan has filed an appeal of the trial court's decision in the Tenth District Court of Appeals and oral argument occurred on

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

November 1, 2012. The Company's Ohio health plan is awaiting the Court's decision.
The Company's current contract with the state will expire June 30, 2013, unless extended. Although the current contract states that membership is expected to transfer to the recipients of the new contracts on or before April 2013, ODJFS has issued a memorandum dated October 5, 2012 indicating that the new Medicaid managed care program implementation has been delayed until July 1, 2013. Therefore the Company's existing membership will not be transferred to recipients of the new contracts until at least July 1, 2013, subject to the outcome of the litigation. If the RFA is not reissued, or if the Company is not awarded a contract under a reissued RFA or pursuant to the judicial relief it has requested, the Company's existing contract with the state will expire without renewal and the Company will be required to account for the impact of the discontinuation of operations of its Ohio subsidiary, including the evaluation of the recoverability of the carrying value of assets related to the Ohio contract. The Company can make no assurances as to the outcome of its legal proceedings or to the impact of discontinuation of its operations in Ohio at this time. Premium revenue from the Company's existing contract with the state represented approximately 2.0% of consolidated premium revenue for the three and nine months ended September 30, 2012, respectively.
Other Litigation
The Company is involved in various other legal proceedings in the normal course of business. Based upon its evaluation of the information currently available, the Company believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on its financial position, results of operations or cash flows.
Letter of Credit
Effective July 1, 2012, the Company renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009, in an aggregate principal amount of approximately $17.4 million to meet certain obligations under its Medicaid contract in the state of Georgia through its Georgia health plan. On August 20, 2012, the letter of credit was amended to adjust the aggregate principal amount to approximately $4.3 million. The letter of credit is collateralized through cash and investments held by the Company’s Georgia health plan.
12. Share Repurchase Program
Under the authorization of the Company’s board of directors, the Company maintains an ongoing share repurchase program. On August 4, 2011, the board of directors authorized a $250.0 million increase to the share repurchase program, bringing the total authorization to $650.0 million. The $650.0 million authorization is for repurchases made from and after August 5, 2009. No repurchases were made by the Company pursuant to this share repurchase program during the nine months ended September 30, 2012. As of September 30, 2012, the Company had remaining authorization to purchase up to an additional $298.6 million of shares of its common stock under the share repurchase program, subject to certain limitations under the Company's 7.5% Senior Notes and the Merger Agreement (discussed in Note 10).
13. Georgia Duplicate Premium Payments
As previously reported in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011, the Georgia Department of Community Health ("GA DCH") completed a comprehensive review of their membership files and merged duplicate member records, identifying premium overpayments impacting periods as far back as the start of the Medicaid managed care program in 2006. Previously GA DCH had used these duplicate members in the determination of premium rates. GA DCH revisited the premium rate calculations using a revised count of membership to account for the cumulative effect of previously uncorrected duplicate members for state fiscal years 2007 through 2011. As a result of this activity, the Company and GA DCH agreed to the value of a premium adjustment due to the Company in recognition of revised premium rates. Based on this agreement, which was subject to approval by the Centers for Medicare & Medicaid Services ("CMS"), the Company recorded premium revenue during the three and nine months ended September 30, 2011 of approximately $14.0 million.
During the three and nine months ended September 30, 2012, the Company was notified by GA DCH that the agreement between GA DCH and the Company was not approved by CMS for premium adjustment in recognition of revised premium rates for state fiscal years prior to 2011. GA DCH issued a revised agreement covering a shorter period of premium rate revision as deemed by CMS to be a period for which CMS would approve such revision. The revised agreement expressly reserved the

AMERIGROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company's right to continue to pursue premium rate revision on the remaining unsettled period. However, as collectability is not reasonably assured for the prior periods that were not approved, representing approximately $10.0 million of the recorded receivable, the Company recorded a provision for bad debt in this amount during the three and nine months ended September 30, 2012, which is reflected in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income. GA DCH is in the process of evaluating waiver and/or appeal options with CMS for the prior periods that were not approved. The Company is pursuing alternate avenues of recovering amounts owed by GA DCH as the Company continues to believe these amounts represent appropriate claims against GA DCH.

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
Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•
the failure to receive, on a timely basis or otherwise, the required approvals by government or regulatory agencies for the Merger with WellPoint (see Overview — Summary Highlights of Our Operations - Merger Agreement and Health Plan Sale, below); the risk that a condition to closing of the Merger may not be satisfied; our and WellPoint's ability to consummate the Merger, including WellPoint's financing thereof;

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
Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012, as updated by Part II. — Other Information — Item 1A. — "Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as amended, filed with the SEC on August 3, 2012, and Part II. — Other Information — Item 1A. — "Risk Factors," herein, for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire, and therefore caution investors not to place undue reliance on them.

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
Summary Highlights of Our Operations Include:

•	Membership increase of 740,000 members, or 37.1%, to 2,737,000 members as of September 30, 2012 compared to September 30, 2011;

•	Total revenues of $2.5 billion for the third quarter of 2012, a 52.9% increase over the third quarter of 2011;

•	Net income of $31.7 million or $0.62 per diluted share for the third quarter of 2012;

•
Received approval of our rate increase in New York, which was retroactive to April 1, 2012 resulting in premium revenue of approximately $5.3 million, or $0.06 earnings per diluted share, including the impact of premium tax, recognized in the third quarter of 2012 for the retroactive portion of the rate increase;

•	Health benefits ratio (“HBR”) of 87.1% of premium revenues for the third quarter of 2012;

•	Selling, general and administrative expense (“SG&A”) ratio of 7.5% of total revenues for the third quarter of 2012;

•	Cash provided by operations of $376.2 million for the nine months ended September 30, 2012;

•	Unregulated cash and investments of $447.1 million as of September 30, 2012;

•
Reissued, from treasury stock, 1.7 million shares of common stock at a value of $153.8 million in connection with the exercise of a portion of the warrants sold in connection with our 2.0% Convertible Senior Notes during the three months ended September 30, 2012 with an additional 0.8 million shares at a value of $74.1 million reissued in connection with the exercise of the remaining warrants in October 2012;

•
Began providing Medicaid managed care services through our Washington health plan on July 1, 2012 through the state's Healthy Options program to members enrolled in programs for Temporary Assistance for Needy Families (“TANF”), CHIP and Supplemental Security Income (“SSI”) eligibles who are not eligible for Medicare, as well as members in the state's Basic Health program which provides subsidized health coverage for low-income adults;

•
Executed an Agreement and Plan of Merger (the “Merger Agreement”) on July 9, 2012 by and among AMERIGROUP Corporation ("AMERIGROUP"), WellPoint, Inc. ("WellPoint") and WellPoint Merger Sub, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of WellPoint. Under the terms of the Merger Agreement, WellPoint will pay $92.00 per share in cash to acquire all of our outstanding shares for a transaction value of approximately $4.9 billion (the "Merger Consideration"). If consummated, Merger Sub will be merged with and into AMERIGROUP, with AMERIGROUP surviving the merger as an indirect wholly-owned subsidiary of WellPoint (the “Merger”). The Merger is expected to close in the fourth quarter of 2012;

•
Entered into a definitive agreement to sell our Virginia health plan, AMERIGROUP Virginia, Inc., to Inova Health System. AMERIGROUP and WellPoint each received a request for additional information ("second request") from the United States Department of Justice ("DOJ") in connection with the DOJ's review of WellPoint's pending acquisition of AMERIGROUP. The second request focuses on our operations in the Commonwealth of Virginia, and both we and Wellpoint have worked and continue to work cooperatively with the DOJ staff and representatives of the Commonwealth of Virginia. The sale is conditioned on the closing of the Merger. The sale will divest all of our managed care operations in the Commonwealth of Virginia; is expected to close concurrently with the Merger, currently expected to occur in the fourth quarter of 2012; and is subject to the receipt of customary regulatory approvals and standard closing conditions; and

•	Approval from the stockholders of AMERIGROUP received on October 23, 2012 for the adoption of the Merger Agreement.
Our results for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 reflect increases in premium revenue from significant membership growth, primarily as a result of our acquisition of Health Plus on May 1, 2012, market expansions in Texas, the commencement of operations by our Louisiana health plan on February 1, 2012 and the aged, blind and disabled (“ABD") expansion in New Jersey in July 2011. Additionally, increases in premium revenue also resulted from the carve-in of pharmacy benefits to additional populations in Texas, New York, New Jersey and Ohio. Health benefits expense for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 reflects moderate increases in cost trends and expansion in new markets, products and benefits. HBR for the three and nine months ended September 30, 2012 reflects increases in health benefits expenses resulting from those new markets, products and benefit expansions with higher medical costs relative to premium revenue as well as the impact of a rate decrease in our Texas market effective September 1, 2011. HBR for the three and nine months ended September 30, 2012 was further impacted by rate decreases in our Tennessee market effective July 1, 2011 and 2012.
Merger Agreement and Health Plan Sale
On July 9, 2012, we announced the execution of a Merger Agreement by and among AMERIGROUP, WellPoint and Merger Sub, an indirect wholly-owned subsidiary of WellPoint, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into AMERIGROUP, with AMERIGROUP surviving the merger as an indirect wholly-owned subsidiary of WellPoint. On October 2, 2012, AMERIGROUP, WellPoint and Merger Sub entered into an amendment to the Merger Agreement to settle claims, without admitting any liability or wrongdoing, related to a class action lawsuit pertaining to the Merger (see further discussion under — Commitments and Contingencies — Shareholder Litigation, below). If the Merger is completed, our stockholders (other than holders of unvested restricted shares of our common stock and persons who properly demand statutory appraisal of their shares) will be entitled to receive $92.00 per share in cash (without interest) for each share of our common stock that they hold, for an expected total purchase amount of $4.9 billion (the "Merger Consideration"). Under the Merger Agreement, each option to purchase shares of our common stock that is outstanding and becomes or is vested by its terms at the time of the Merger will be canceled and converted into the right to receive an amount payable in cash equal to the total number of shares subject to the option multiplied by the excess, if any, of $92.00 over the per share exercise price of such vested option. Options that are outstanding but unvested at the time of the Merger will be converted into options to purchase shares of WellPoint common stock according to a formula defined in the Merger Agreement.
On October 23, 2012, our stockholders approved the adoption of the Merger Agreement at our Special Meeting of Stockholders. The consummation of the Merger is subject to customary closing conditions, including, among others, the absence of certain legal impediments to the consummation of the Merger, the receipt of specified governmental consents and approvals, including approval under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and, subject to materiality exceptions, the accuracy of representations and warranties made by us and WellPoint, respectively, and compliance by us and WellPoint with the respective obligations under the Merger Agreement. The Merger is expected to be financed by WellPoint with cash on hand, commercial paper and new debt issuance. On October 2, 2012 and October 29, 2012, respectively, the state of Tennessee Department of Commerce and Insurance and the state of Texas Commissioner of Insurance each approved the plan of acquisition filed by WellPoint in connection with WellPoint’s acquisition of the Company. We continue to pursue regulatory approvals from the remaining states in which we conduct business. The Merger is expected to close in the fourth quarter of 2012.
On September 27, 2012, we entered into a definitive agreement to sell our Virginia health plan, AMERIGROUP Virginia, Inc., to Inova Health System. AMERIGROUP and WellPoint each received a second request for additional information from the DOJ in connection with the DOJ's review of WellPoint's pending acquisition of AMERIGROUP. The second request focuses on our operations in the Commonwealth of Virginia, and both we and WellPoint have worked and continue to work cooperatively with the DOJ staff and representatives of the Commonwealth of Virginia.The sale is conditioned on the closing of the Merger. The sale will divest all of our managed care operations in the Commonwealth of Virginia; is expected to close concurrently with the Merger, currently expected to occur in the fourth quarter of 2012; and is subject to the receipt of customary regulatory approvals and standard closing conditions. In accordance with U.S. generally accepted accounting principles, the gain on the sale of AMERIGROUP Virginia, Inc. will be recognized upon completion of the sale.
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
On June 28, 2012, the U.S. Supreme Court released its decision regarding the constitutionality of the Affordable Care Act. While the Court generally upheld the Affordable Care Act, it restricted the federal government's ability to mandate that all states participate in the Medicaid expansion by limiting the sanction for nonparticipation to the forfeiture of the federal match provided under the Affordable Care Act to care for the expansion population. This, in effect, made each state's decision to expand Medicaid coverage optional. Since the date of the Court's decision, a few governors in states in which we operate Medicaid plans have indicated their reluctance to expand their Medicaid coverage, while some of the governors for states in which we operate Medicaid plans have stated they will expand Medicaid coverage and others remain undecided. There can be no assurance that states will expand Medicaid coverage, that such expansion will result in additional business, or that such business will be profitable.
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

Market Updates
Louisiana
On February 1, 2012, our Louisiana health plan began offering services on a full-risk basis in the first of three regions to be covered under a contract with the Louisiana Department of Health and Hospitals (“LA DHH”). We began serving members in the second region under the contract on April 1, 2012 and in the final region on June 1, 2012. As of September 30, 2012, we served approximately 144,000 members in the state of Louisiana. The award of the contract has been protested resulting in legal proceedings as discussed below under “Commitments and Contingencies”.
New York
On May 1, 2012, our New York health plan completed the previously announced acquisition of substantially all of the operating assets and contract rights of Health Plus, a Medicaid Prepaid Health Service Plan ("PHSP") in New York, for $85.2 million, which substantially increased our operations and resulting market share for our New York health plan. The purchase price was financed through available cash. Transaction costs related to the acquisition were not material. As of September 30, 2012, we served approximately 452,000 members in the state of New York. We can give no assurance that this acquisition will be favorable to our financial position, results of operations or cash flows in future periods.
Kansas
On June 27, 2012, the Kansas Department of Health and Environment finalized its contract with our Kansas health plan. We are one of three health plans selected through a competitive procurement to provide Medicaid managed care services to members in the state's comprehensive patient-centered care coordination program, KanCare. KanCare is expected to cover more than 320,000 Medicaid recipients statewide and serve the state's financially vulnerable populations and those eligible for home and community-based services and long-term and institutional care. Initially, home and community-based waiver services for individuals with developmental disabilities will be included only in pilot programs. We anticipate beginning operations in the first quarter of 2013. We can give no assurance that our entry into this program will be favorable to our financial position, results of operations or cash flows in future periods.
Washington
On July 1, 2012, our Washington health plan began providing Medicaid managed care services through the state's Healthy Options program to members enrolled in programs for TANF, CHIP and SSI eligibles who are not eligible for Medicare, as well as members in the state's Basic Health program which provides subsidized health coverage for low-income adults. We can give no assurance that our entry into this program will be favorable to our financial position, results of operations or cash flows in future periods. As of September 30, 2012, we served approximately 16,000 members in the state of Washington.
Commitments and Contingencies
Legal Proceedings
Shareholder Litigation
On August 16, 2012, a purported class action lawsuit captioned City of Monroe Employees Retirement System & Louisiana Municipal Police Employees Retirement System v. Capps, et al., C.A. No. 7788, was filed in the Delaware Court of Chancery, arising out of WellPoint's proposed acquisition of AMERIGROUP, against our board of directors, several of our officers, one of the banks advising us on the proposed transaction, WellPoint and Merger Sub (see Merger Agreement, above). The lawsuit generally alleged that the individual defendants breached their fiduciary duties in connection with the Merger because the Merger Consideration was unfair, certain other terms in the Merger Agreement were unfair, certain individual defendants were financially interested in the Merger, our financial advisors were conflicted, and the disclosures concerning the Merger Agreement were materially misleading or incomplete. The lawsuit further alleged that WellPoint and the investment bank defendant aided and abetted these alleged breaches of fiduciary duty. Specifically, the plaintiffs alleged that the sales process was flawed because the investment bank defendant could have received certain cancellation payments for warrants that it purchased in 2007 in connection with our purchase of hedge instruments and sale of warrant instruments ("Call Spread Transactions") associated with the issuance of our 2.0% Convertible Senior Notes if we completed a transaction by October 22, 2012 (See further discussion under — Liquidity and Capital Resources — Financing Activities — Convertible Senior Notes, below). Among other remedies, the lawsuit sought to enjoin the Merger, or in the event that an injunction was not awarded, unspecified money damages, costs and attorneys fees.
On August 24, 2012, the plaintiffs amended their complaint and revised their allegations relating to the Call Spread Transactions. The amended complaint alleged that, under the terms of the Call Spread Transactions, the investment bank defendant was incentivized to cause a deal to be announced by August 13, 2012, the day the warrants began to expire, so that it could benefit from any increase in the price of our common stock resulting from an announcement of the sale of the Company. The other claims and remedies in the amended complaint did not significantly change and did not materially alter the plaintiffs' original claims.
On October 2, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the lawsuit entered into a memorandum of understanding (“MOU”) to settle all claims asserted therein. In connection with the MOU, we agreed to (i) reduce the termination fee in the Merger Agreement from $146.0 million to $97.0 million; (ii) extend the meeting date of the special meeting of stockholders of AMERIGROUP by two weeks (from October 9, 2012 to October 23, 2012); and (iii) file with the SEC a Current Report on Form 8-K that identified these terms and stated that our board of directors, pursuant to the merger agreement and consistent with its fiduciary duties, was prepared to receive and consider in good faith any inquiries and superior proposals (as defined in the Merger Agreement) to purchase AMERIGROUP. In addition, without admitting any wrongdoing, fault, or liability, the parties to the Merger Agreement acknowledged that the prosecution of the action and discussions with counsel for the plaintiffs were the principal cause of certain additional disclosures made in the proxy statement. On October 26, 2012, the parties submitted to the Court a Stipulation and Agreement of Compromise, Settlement and Release that provides, inter alia, that for settlement purposes only the action be certified as a non-opt out class pursuant to the Delaware Court of Chancery Rules, and that the parties will apply jointly for a scheduling order establishing procedures for the approval and dissemination of notice to the proposed settlement to the class as well as the court's consideration of the proposed settlement, final class certification, and the plaintiffs' application for attorneys' fees and expenses. The proposed settlement is subject to court approval, as well as the Merger becoming effective under applicable law. Subject to court approval and the satisfaction of the conditions set forth in the proposed settlement, the defendants will be released by the plaintiffs and all members of the relevant class of our stockholders from all claims alleged in the lawsuit, all claims concerning or arising out of the Merger or otherwise relating to the transactions contemplated by the Merger Agreement, and all claims concerning, arising from or otherwise related to the disclosures contained in the proxy statement and the proxy statement supplement.
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
On February 2, 2012, we reached an agreement in principle with the plaintiffs to settle the litigation and on August 6, 2012 the court granted final approval of the settlement. The settlement, which is reflected in the audited consolidated financial statements for the year ended December 31, 2011 and was paid in full during the nine months ended September 30, 2012, did not have a material impact on our financial position, results of operations or cash flows.
Louisiana
On July 25, 2011, LA DHH announced that we were one of five managed care organizations selected through a competitive procurement to offer health care coverage to Medicaid recipients in Louisiana. Two managed care organizations that bid in the procurement, but were not selected, protested the award of the contract to us and the other successful bidders and have instituted legal proceedings regarding the contract awards. We have intervened in the legal proceedings instituted by the two managed care organizations that are protesting the awards, styled Coventry Health Care of Louisiana, Inc. v. Bruce D. Greenstein, in his official capacity as Secretary of the Department of Health and Hospitals, State of Louisiana which was filed on or about September 9, 2011 and Aetna Better Health, Inc. v. Bruce D. Greenstein, in his official capacity as Secretary of the Department of Health and Hospitals, State of Louisiana which was filed on February 2, 2012 (collectively, the “LA Cases”). The LA Cases have been consolidated and are currently pending in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. The plaintiffs have alleged, inter alia, that their respective administrative appeals of the contract awards should have been upheld and that the state erred in awarding the subject contracts. The LA Cases seek, inter alia, the entry of an order granting injunctive relief to prohibit the state from implementing the contract awards, canceling the contract awards, and granting such other legal and equitable relief as the nature of the cases permit.
We have intervened in the LA Cases as a defendant in support of LA DHH’s positions. While we believe that the award of the contract to us was proper, we are unable to predict the outcome of the LA Cases and can give no assurances that our award will be upheld or that the impact to our operations in Louisiana will not be significant if it is not upheld.
Ohio Medicaid Managed Care Contract
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
On June 27, 2012, our Ohio health plan instituted legal proceedings against ODJFS in the Court of Common Pleas of Franklin County, Ohio in connection with the RFA award by filing a Motion to Intervene and a Complaint in the case styled Aetna Better Health, Inc. v. Michael B. Colbert, et al. On July 9, 2012, the court granted the Motion to Intervene as to our Ohio health plan as well as a number of other intervenors. Our Ohio health plan's Complaint requested, inter alia, a judicial determination that the RFA be rescored, that our Ohio health plan be awarded a contract pursuant to the RFA, or that the court require ODJFS to issue a revised RFA. On July 30, 2012, the Court dismissed our Ohio health plan in response to motions to dismiss that had been filed in the case. Our Ohio health plan has filed an appeal of the trial court's decision in the Tenth District Court of Appeals and oral argument occurred on November 1, 2012. Our Ohio health plan is awaiting the Court's decision.
Our current contract with the state will expire June 30, 2013, unless extended. Although the current contract states that membership is expected to transfer to the recipients of the new contracts on or before April 2013, ODJFS has issued a memorandum dated October 5, 2012 indicating that the new Medicaid managed care program implementation has been delayed until July 1, 2013. Therefore our existing membership will not be transferred to recipients of the new contracts until at least July 1, 2013, subject to the outcome of the litigation. If the RFA is not reissued, or if we are not awarded a contract under a reissued RFA or pursuant to the judicial relief we have requested, our existing contract with the state will expire without renewal and we will be required to account for the impact of the discontinuation of operations of our Ohio subsidiary, including the evaluation of the recoverability of the carrying value of assets related to the Ohio contract. We can make no assurances as to the outcome of our legal proceedings or to the impact of discontinuation of our operations in Ohio at this time. Premium revenue from our existing contract with the state represented approximately 2.0% of consolidated premium revenue for the three and nine months ended September 30, 2012.
Other Litigation
We are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of the information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial position, results of operations or cash flows.
Letter of Credit
Effective July 1, 2012, we renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009, in an aggregate principal amount of approximately $17.4 million, to meet certain obligations under our Medicaid contract in the state of Georgia through our Georgia health plan. On August 20, 2012, the letter of credit was amended to adjust the aggregate principal amount to approximately $4.3 million. The letter of credit is collateralized through cash and investments held by our Georgia health plan.

Results of Operations
The following table sets forth selected operating ratios for the three and nine months ended September 30, 2012 and 2011. All ratios, with the exception of the HBR, are shown as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Premium revenue	99.7%	99.7%	99.6%	99.7%
Investment income and other	0.3	0.3	0.4	0.3
Total revenues	100.0%	100.0%	100.0%	100.0%
Health benefits expenses(1)	87.1%	83.9%	86.6%	83.3%
Selling, general and administrative expenses	7.5%	8.2%	7.8%	7.9%
Income before income taxes	2.3%	4.8%	2.5%	5.5%
Net income	1.3%	3.0%	1.5%	3.5%
_________________

(1)	HBR is shown as a percentage of premium revenue because there is a direct relationship between the premium received and the health benefits provided.
Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011
Summarized comparative financial information for the three and nine months ended September 30, 2012 and 2011 is as follows (dollars in millions, except per share data; totals in the table below may not equal the sum of individual line items as all line items have been rounded to the nearest decimal):

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
					% Change 2012-2011	% Change 2012-2011
	2012	2011	2012	2011
Revenues:
Premium	$2,446.3	$1,600.5	$6,426.4	$4,659.7	52.8%	37.9%
Investment income and other	7.3	4.1	22.6	12.3	75.6%	84.4%
Total revenues	2,453.6	1,604.7	6,449.0	4,672.0	52.9%	38.0%
Expenses:
Health benefits	2,131.9	1,342.6	5,562.2	3,881.4	58.8%	43.3%
Selling, general and administrative	183.4	130.8	502.8	369.5	40.2%	36.1%
Premium tax	57.8	41.2	153.1	122.1	40.4%	25.4%
Depreciation and amortization	13.9	9.3	37.1	27.7	49.3%	33.7%
Interest	9.1	4.2	31.8	12.5	116.1%	153.4%
Total expenses	2,396.2	1,528.1	6,286.9	4,413.3	56.8%	42.5%
Income before income taxes	57.5	76.5	162.1	258.7	(24.9)%	(37.3)%
Income tax expense	25.7	28.4	65.3	95.9	(9.5)%	(31.9)%
Net income	$31.7	$48.1	$96.8	$162.8	(34.0)%	(40.5)%
Diluted net income per share	$0.62	$0.96	$1.88	$3.14	(35.4)%	(40.1)%
Premium Revenue
Premium revenue increased 52.8% and 37.9% in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. The increase for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due primarily to premium growth in our New York and Texas health plans, commencement of operations in Louisiana on February 1, 2012 and expansion of benefits in several markets, including our New Jersey market as a result of the expansion of managed care services to additional ABD populations and the carve-in of pharmacy benefits for ABD members, beginning July 1, 2011. Premium growth in our New York health plan was due to the acquisition of Health Plus on May 1, 2012, which added over 320,000 members resulting in 452,000 members served in the state of New York as of September 30, 2012 and the carve-in of pharmacy benefits for all of our New York members on October 1, 2011. Premium growth in our Texas health plan was a result of market expansions including the 164 counties defined by the Texas Health and Human Services Commission ("HHSC") as the rural service areas, Lubbock County and El Paso County; the carve-in of pharmacy benefits to all of our Texas members under the HHSC contracts and inpatient hospital services for the STAR+PLUS program on March 1, 2012; lower experience rebate contractual adjustments under our contract with the state; and our expansion into the Beaumont service area on September 1, 2011.
The increase for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was further due to our expansion into the Fort Worth STAR+PLUS program on February 1, 2011.
The increases in premium revenue for the three and nine months ended September 30, 2012 compared to 2011 were offset in part by a premium rate decrease in our Texas market as a result of the annual rate setting process, which became effective on September 1, 2011, as well as our exits in Texas from the Austin TANF and Corpus Christi markets on March 1, 2012. Premium revenue increases for the nine months ended September 30, 2012 compared to 2011 were further offset by premium rate decreases in our Tennessee market as a result of the annual rate setting process, which became effective on July 1, 2011 and July 1, 2012.
Membership
The following table sets forth the approximate number of members we served in each state as of September 30, 2012 and 2011. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted twice in the states where we operate Medicare Advantage plans.

	September 30,
	2012	2011
Texas	769,000	611,000
New York	452,000	110,000
Georgia	290,000	263,000
Florida	268,000	254,000
Maryland	215,000	207,000
Tennessee	205,000	207,000
New Jersey	153,000	140,000
Louisiana	144,000	—
Nevada	85,000	85,000
Ohio	61,000	58,000
Virginia	55,000	40,000
New Mexico	24,000	22,000
Washington	16,000	—
Total	2,737,000	1,997,000
Total membership as of September 30, 2012 increased by 740,000 members, or 37.1% compared to that as of September 30, 2011. The increase is largely due to significant membership growth in the our New York market as a result of the acquisition of Health Plus on May 1, 2012, which added over 320,000 members. The increase was further attributable to significant membership growth in the state of Texas due primarily to our expansions into the 164 counties defined by the HHSC as the rural service areas, El Paso County and Lubbock County on March 1, 2012; and growth in the remaining Texas markets, partially offset by losses of membership in our Austin service area and our exit from the Corpus Christi service area as of February 29, 2012. The remaining increase in membership is a result of our entry into the Louisiana market on February 1, 2012, our entry into the Washington market on July 1, 2012 and membership growth in the majority of the other products and markets in which we serve.

The following table sets forth the approximate number of our members who receive benefits under our products as of September 30, 2012 and 2011. Because we receive two premiums for members that are in both the Medicare Advantage and Medicaid products, these members have been counted in each product.

	September 30,
Product	2012	2011
TANF (Medicaid)	1,930,000	1,405,000
ABD and LTC(1) (Medicaid)	324,000	231,000
CHIP	315,000	263,000
FamilyCare (Medicaid)	129,000	75,000
Medicare Advantage	39,000	23,000
Total	2,737,000	1,997,000
_________________

(1)	Long-term care.
Investment income and other revenue
Our investment portfolio is primarily comprised of fixed income securities and cash and cash equivalents. Our investment portfolio generated $5.5 million and $3.9 million in investment income for the three months ended September 30, 2012 and 2011, respectively and $18.9 million and $11.8 million for the nine months ended September 30, 2012 and 2011, respectively. The increase for the three months ended September 30, 2012 compared to 2011 is a result of a modest increase in the average investment yield, an increase in the average investment balance and realized gains on the sale of certain investments. The increase for the nine months ended September 30, 2012 compared to 2011 is a result of increases in the average investment balance, a modest increase in the average investment yield and an increase in realized gains on the sale of investments primarily from our Georgia health plan in order to meet short-term liquidity needs due to the delays in premium receipts in that market (See further discussion under — Liquidity and Capital Resources, below). The increase in the average investment balance in both periods was largely due to proceeds from the issuance of our 7.5% Senior Notes (see below). The performance of our investment portfolio is predominantly interest rate driven and, consequently, changes in interest rates affect our returns on, and the fair value of, our portfolio which can materially affect our financial position, results of operations or cash flows in future periods.
Other revenue totaled $1.8 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and $3.7 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in other revenue in both periods is primarily due to revenue recorded in the three and nine months ended September 30, 2012 related to amounts earned through a management services agreement ("MSA") with the former owners of Health Plus to adjudicate run-out claims and perform other operational processing services. Other revenues related to this MSA are not anticipated to remain at this level for a sustained period nor are the effects of this MSA expected to materially affect our results of operations in future periods.
Health benefits expenses
Expenses relating to health benefits for the three months ended September 30, 2012 increased 58.8% compared to the three months ended September 30, 2011. Our HBR increased to 87.1% for the three months ended September 30, 2012 compared to 83.9% for the same period of the prior year. Expenses relating to health benefits for the nine months ended September 30, 2012 increased 43.3% compared to the nine months ended September 30, 2011. Our HBR increased to 86.6% for the nine months ended September 30, 2012 compared to 83.3% for the same period of the prior year. The increase in HBR in both periods was primarily due to moderate increases in cost trends, expansion in new markets, products and benefits with higher medical costs relative to premium revenue, such as our expansions into new markets in Texas including the rural service areas, Lubbock County, El Paso County and Beaumont; the ABD expansion in Fort Worth, Texas and New Jersey; and the commencement of operations by our Louisiana health plan. The increase in HBR was further impacted by the carve-in of pharmacy benefits in New York, New Jersey, Ohio and to certain additional populations in Texas, which operate at a higher HBR than other benefits; and the impact of a premium rate decrease in our Texas market effective September 1, 2011. The increase in HBR for the nine months ended September 30, 2012 was further impacted by premium rate decreases in our Tennessee market effective July 1, 2011 and July 1, 2012.

The following table presents the components of the change in claims payable for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Claims payable, beginning of period	$573,448	$510,675
Health benefits expense incurred during the period:
Related to current year	5,661,449	3,965,890
Related to prior years	(99,287)	(84,520)
Total incurred	5,562,162	3,881,370
Health benefits payments during the period:
Related to current year	4,921,383	3,461,910
Related to prior years	443,810	385,609
Total payments	5,365,193	3,847,519
Claims payable, end of period	$770,417	$544,526
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
Selling, general and administrative expenses
SG&A increased 40.2% and 36.1%, respectively, for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. The increase in SG&A in both periods is primarily a result of increased salary and benefits expenses as a result of significant increases in our workforce commensurate with growth in our operations, including our acquisition of Health Plus, as well as moderate wage rate and benefits cost increases. The increase was further attributable to increases in purchased services and other operating expenses related to our corporate projects and business development activities partially offset by reductions in variable compensation accruals.
The increase in both periods was impacted by transaction costs associated with the Merger Agreement with WellPoint totaling $10.5 million and $11.1 million in the three and nine months ended September 30, 2012, respectively, and an allowance against a premium receivable of approximately $10.0 million related to our Georgia health plan. As previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2011, the Georgia Department of Community Health ("GA DCH") completed a comprehensive review of their membership files and merged duplicate member records, identifying premium overpayments impacting periods as far back as the start of the Medicaid managed care program in 2006. Previously GA DCH had used these duplicate members in the determination of premium rates. GA DCH revisited the premium rate calculations using a revised count of membership to account for the cumulative effect of previously uncorrected duplicate members for state fiscal years 2007 through 2011. As a result of this activity, we and GA DCH agreed to the value of a premium adjustment due to us in recognition of revised premium rates. Based on this agreement, which was subject to approval by the Centers for Medicare & Medicaid Services ("CMS"), we recorded premium revenue during the three and nine months ended September 30, 2011 of approximately $14.0 million.
During the three and nine months ended September 30, 2012, we were notified by GA DCH that the agreement that we entered into with GA DCH was not approved by CMS for premium adjustment in recognition of revised premium rates for state fiscal years prior to 2011. GA DCH issued a revised agreement covering a shorter period of premium rate revision as deemed by CMS to be a period for which CMS would approve such revision. The revised agreement expressly reserved our right to continue to pursue premium rate revision on the remaining unsettled period. However, as collectability is not reasonably assured for the prior periods that were not approved, representing approximately $10.0 million of the recorded receivable, we recorded a provision for bad debt in this amount during the three and nine months ended September 30, 2012 which is reflected in SG&A expenses in the accompanying Condensed Consolidated Statements of Income. GA DCH is in the process of evaluating waiver and/or appeal options with CMS for the prior periods that were not approved. We are pursuing alternate avenues of recovering amounts owed by GA DCH as we continue to believe these amounts represents appropriate claims against GA DCH.
Our SG&A to total revenues ratio was 7.5% and 8.2% for the three months ended September 30, 2012 and 2011,

respectively. Our SG&A to total revenues ratio was 7.8% and 7.9% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in both periods is primarily the result of growth in revenue exceeding the rate of increase in expenses.
Premium tax expense
Premium taxes increased 40.4% and 25.4%, respectively, for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. The increase in premium tax expense in both periods is primarily due to growth in revenue in the majority of our markets where premium tax is levied, most significantly in our New York health plan as a result of the Health Plus acquisition, in our Texas health plans as a result of the market expansions and through the commencement of operations by our Louisiana health plan on February 1, 2012.
Depreciation and amortization
Depreciation and amortization expense increased 49.3% and 33.7%, respectively, for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. The increase in depreciation and amortization expense in both periods is primarily attributable to increases in purchases of assets related to technological and infrastructure development activities to support our market growth. The increase was further attributable to amortization of intangible assets acquired through the acquisition of Health Plus on May 1, 2012.
Interest expense
Interest expense was $9.1 million and $4.2 million for the three months ended September 30, 2012 and 2011, respectively. Interest expense was $31.8 million and $12.5 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in interest expense in both periods is attributable to interest associated with the $400.0 million aggregate principal amount of 7.5% Senior Notes issued on November 16, 2011 and the additional $75.0 million aggregate principal amount of 7.5% Senior Notes issued on January 18, 2012. The increase in both periods was partially offset by a decrease in interest expense associated with the $259.9 million aggregate principal amount of the 2.0% Convertible Senior Notes, which were surrendered for conversion by the noteholders in May 2012 (see Liquidity and Capital Resources – Financing Activities – Senior Notes and Convertible Senior Notes, below, for further discussion).
Provision for income taxes
Income tax expense for the three months ended September 30, 2012 and 2011 was $25.7 million and $28.4 million, respectively, with an effective tax rate of 44.8% and 37.2%, respectively. Income tax expense for the nine months ended September 30, 2012 and 2011 was $65.3 million and $95.9 million, respectively, with an effective tax rate of 40.3% and 37.1%, respectively. The increase in the effective tax rate for both periods is primarily attributable to an increase in expenses that are not deductible for income tax purposes, including transaction costs associated with the Merger Agreement with WellPoint, and an increase in the blended state income tax rate.
Net income
Net income for the three months ended September 30, 2012 was $31.7 million, or $0.62 per diluted share, compared to net income of $48.1 million, or $0.96 per diluted share for the three months ended September 30, 2011. Net income for the nine months ended September 30, 2012 was $96.8 million, or $1.88 per diluted share, compared to net income of $162.8 million, or $3.14 per diluted share for the nine months ended September 30, 2011. The decrease in net income in both periods is primarily attributable to moderate increase in medical cost trends without a corresponding increase in relative premium rates, most significantly in our Texas and Tennessee markets.
Liquidity and Capital Resources
We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments, and cash flows from operations. As of September 30, 2012, we had cash and cash equivalents of $786.1 million, short- and long-term investments of $1.3 billion and restricted investments on deposit for licensure of $188.1 million. Cash, cash equivalents, and investments which are unregulated totaled $447.1 million at September 30, 2012.

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
The 7.5% Senior Notes contain certain covenants, which restrict our ability to incur debt or make restricted payments if certain ratios are not met. As of September 30, 2012 and December 31, 2011, we believe we were in compliance with all covenants under the 7.5% Senior Notes and met the ratios. These covenants, when the ratios are not met, restrict our ability, among other things, to incur additional indebtedness, pay dividends or make other distributions or payments, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, create certain liens and engage in certain types of mergers or acquisitions. The 7.5% Senior Notes provide certain rights to the holders in the event of a change in control such as that caused by the Merger Agreement as discussed above. These rights provide that the holders be offered the opportunity to put the 7.5% Senior Notes back to us at a price equal to 101.0% of the principal value, plus accrued and unpaid interest. The 7.5% Senior Notes had an estimated fair value of 117.0% of the principal value as of September 30, 2012.
Convertible Senior Notes
In May 2012, all of our remaining outstanding 2.0% Convertible Senior Notes were surrendered for conversion by the noteholders in accordance with the terms and provisions of the indenture governing the notes. On May 15, 2012, we issued 2,127,399 shares of our common stock and paid $259.9 million in cash in satisfaction of our obligation with respect thereto, plus accrued and unpaid interest of $2.6 million. The 2.0% Convertible Senior Notes were scheduled to mature on May 15, 2012. The carrying amount of the 2.0% Convertible Senior Notes at December 31, 2011 was $257.0 million. The related unamortized discount of $2.9 million at December 31, 2011 was fully amortized through the date of conversion.
With respect to any conversion value in excess of the principal amount, we had the option to settle the excess with cash, shares of our common stock, or a combination thereof, based on a daily conversion value, as defined in the indenture. The conversion rate for the 2.0% Convertible Senior Notes was 23.5114 shares of common stock per one thousand dollars of principal amount of 2.0% Convertible Senior Notes and was equivalent to a conversion price of approximately $42.53 per share of common stock. Consequently, under the provisions of the 2.0% Convertible Senior Notes, as the volume-weighted average price of our common stock exceeded $42.53 during the relevant observation period for the 2.0% Convertible Notes, we settled the conversion value in excess of the principal amounts for an aggregate of 2,127,399 shares of our common stock, which had a value at the time of issuance of $129.4 million. Pursuant to the convertible note hedge transactions, discussed below, we received an equal amount of shares from the counterparty.
Concurrent with the issuance of the 2.0% Convertible Senior Notes, we purchased convertible note hedges, subject to customary anti-dilution adjustments, covering 6,112,964 shares of our common stock. The convertible note hedges allowed us to receive, at our option, shares of our common stock and/or cash equal to the amounts of common stock and/or cash related to the excess conversion value that we delivered to the holders of the 2.0% Convertible Senior Notes upon conversion. These convertible note hedges were exercised upon conversion by the noteholders of our remaining outstanding 2.0% Convertible Senior Notes, as described above.
The 2.0% Convertible Senior Notes had a dilutive impact to earnings per share for the nine months ended September 30, 2012 as the average market price of our common stock of $73.14 for the nine months ended September 30, 2012 exceeded the conversion price of $42.53. As of September 30, 2011, the 2.0% Convertible Senior Notes had a dilutive impact to earnings per share as the average market price of our common stock for three and nine months ended September 30, 2011 of $53.03 and $58.00, respectively, exceeded the conversion price of $42.53.
Also concurrent with the issuance of the 2.0% Convertible Senior Notes, we sold warrants to acquire, subject to customary anti-dilution adjustments, up to 6,112,964 shares of our common stock at an exercise price of $53.77 per share. Under the provisions of the warrant instruments, if the volume-weighted average price of our common stock exceeds $53.77 at exercise, we are obligated to settle in shares of our common stock an amount equal to approximately $6.1 million for each dollar that the volume-weighted average price of our common stock exceeds $53.77, resulting in a dilutive impact to our earnings. The warrant instruments had a dilutive impact to earnings per share for the three and nine months ended September 30, 2012 as the average market price of our common stock for the three and nine months ended September 30, 2012 of $88.77 and $73.14, respectively, exceeded the $53.77 exercise price of the warrants. As of September 30, 2011, the warrant instruments had a dilutive impact to earnings per share for the nine months ended September 30, 2011 as the average market price of our common stock for the nine months ended September 30, 2011 of $58.00 exceeded the $53.77 exercise price of the warrants. The warrant instruments did not have a dilutive impact to earnings per share for the three months ended September 30, 2011 as the average market price of our common stock for the three months ended September 30, 2011 of $53.03 did not exceed the $53.77 exercise price of the warrants.
The warrants are separate instruments which did not affect holders’ rights under the 2.0% Convertible Senior Notes. In accordance with the terms of the warrant agreement, individual components of the warrants expired each day over the period from August 13, 2012 through October 22, 2012. For the three and nine months ended September 30, 2012, we reissued, from treasury stock, 1.7 million shares of common stock at a value of $153.8 million in connection with the exercise of a portion of the warrants. An additional 0.8 million shares of common stock at a value of $74.1 million were reissued from treasury stock during October in connection with the exercise of the remaining warrants outstanding at September 30, 2012.
Share Repurchase Program
Under the authorization of our board of directors, we maintain an ongoing share repurchase program. On August 4, 2011, the board of directors authorized a $250.0 million increase to the share repurchase program, bringing the total authorization to $650.0 million. The $650.0 million authorization is for repurchases made from and after August 5, 2009. No repurchases were made pursuant to this share repurchase program during the nine months ended September 30, 2012. As of September 30, 2012, we had remaining authorization to purchase up to an additional $298.6 million of shares of our common stock under the share repurchase program, subject to certain limitations under our 7.5% Senior Notes and the Merger Agreement, discussed above.
Cash and Investments
Cash provided by operations was $376.2 million and $243.3 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in cash provided by operations primarily resulted from an increase in cash flows generated from working capital changes of $201.1 million partially offset by a decrease in net income of $66.0 million primarily as a result of moderate increases in medical expense cost trends as well as premium rate decreases, most significantly in our Texas and Tennessee markets. The increase in cash provided by working capital changes resulted from an increase in claims payable of $163.1 million, primarily associated with market expansions and growth in the business, and changes in the timing of unearned revenues of $136.5 million as a result of variability in the timing of receipts of premium from certain government agencies. The increase in cash provided by working capital changes was further attributable to changes in the accruals and amounts of income tax payments. These increases were offset, in part, by the timing of premium receipts from government agencies of $64.5 million primarily due to delays in the timing of premium receipts from GA DCH, as discussed below, as well as routine changes in the timing of premium receipts at our other health plans, most significantly in New York, and by changes in the experience rebate accrual under our contract with the state of Texas.
Cash provided by investing activities was $19.3 million for the nine months ended September 30, 2012 compared to cash used in investing activities of $259.9 million for the nine months ended September 30, 2011. The change in cash flows from investing activities is due primarily to a net change in investment activity of $381.7 million as we liquidated investments to pay down the principal of the 2.0% Convertible Senior Notes, provide short-term liquidity to our Georgia health plan operations and to fund the $85.2 million acquisition price of Health Plus on May 1, 2012. We currently anticipate total capital expenditures for 2012 to be between approximately $70.0 million and $80.0 million related primarily to technological infrastructure development and investment in our health plan and corporate support facilities. For the nine months ended September 30, 2012, total capital expenditures were $48.9 million.
Our investment policies are designed to preserve capital, provide liquidity and maximize total return on invested assets. As of September 30, 2012, our investment portfolio consisted primarily of fixed-income securities with a weighted average maturity of approximately twenty-four months. We utilize investment vehicles such as certificates of deposit, commercial paper, corporate bonds, debt securities of government sponsored entities, equity index funds, money market funds, municipal bonds and U.S. Treasury securities. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. As of September 30, 2012, we had total cash and investments of approximately $2.3 billion.
The following table shows the types, percentages and average Standard and Poor’s (“S&P”) ratings of our holdings within our investment portfolio at September 30, 2012:

	Portfolio Percentage	Average S&P Rating
Cash, bank deposits and commercial paper	9.0%	AA-
Certificates of deposit	4.4%	AAA
Corporate bonds	26.3%	A
Debt securities of government sponsored entities and U.S. Treasury securities	7.4%	AA+
Equity index funds	3.2%	*
Money market funds	27.4%	AAA
Municipal bonds	22.3%	AA
	100.0%	AA-
_________________
* Not applicable.
Cash used in financing activities was $156.2 million and $108.9 million for the nine months ended September 30, 2012 and 2011, respectively. The change in cash flows from financing activities is due primarily to $259.9 million paid in satisfaction of the principal amount of all of our remaining 2.0% Convertible Senior Notes that were surrendered for conversion by the noteholders in May 2012, as discussed above. The change was further attributable to a decrease in net proceeds and the related tax benefits from employee stock option exercises and stock purchases of $34.7 million. These changes were partially offset by a decrease in repurchases of common stock pursuant to our share repurchase program as there were no repurchases of common stock in the nine months ended September 30, 2012 compared to $157.2 million in share repurchases during the nine months ended September 30, 2011. Additionally, financing cash outflows were further offset by cash received in the nine months ended September 30, 2012 from the issuance of an additional $75.0 million in aggregate principal amount of our 7.5% Senior Notes on January 18, 2012 at a premium of 103.75% and changes in the timing of bank overdrafts of $16.8 million.
We believe that existing cash and investment balances and cash flows from operations will be sufficient to support continuing operations, service our debt obligations, capital expenditures and our growth strategy for at least the next 12 months. As a result of the conversion of all of our remaining outstanding 2.0% Convertible Senior Notes in May 2012, offset by the issuance of $75.0 million in aggregate principal amount of our 7.5% Senior Notes on January 18, 2012, our debt-to-total capital ratio decreased to 25.1% at September 30, 2012 from 33.8% at December 31, 2011. We utilize the debt-to-total capital ratio as a measure, among others, of our leverage and financial flexibility. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms.
Lastly, the government agencies with whom we contract can and have from time-to-time delayed the timing of payment of the premium revenue we are entitled to receive under our respective contracts by one month or more. These delays can be a result of cash management strategies on the part of the government agencies or for other reasons beyond our control. Despite any delays in premium payments, our contracts require that we pay claims for medical services within certain time frames which would require that we remit payments to providers for services in advance of receipts from the government agencies if such receipts are delayed. In general, we believe we will be able to collect any delayed premiums; however, if these delays occur in a significant market for an extended period of time or in more than one market that in the aggregate are significant to our consolidated business, our liquidity could be materially adversely affected. We are currently experiencing a delay in the timing of premium payments to our Georgia health plan from GA DCH. Throughout 2012, GA DCH had delayed premium payments for periods up to three months. Although GA DCH continues to pay a portion of the premium payments to our Georgia health plan on a monthly basis, we anticipate that GA DCH will not be current on all premium payments until the fourth quarter of 2012, or later. As of September 30, 2012, premium payments totaling approximately $75.6 million are due from the state of Georgia, representing approximately one month of premium revenue in addition to other amounts due. Consequently, in order for our Georgia health plan to maintain liquidity during the last nine months, it has been necessary at times for the Georgia health plan to delay repayment of intercompany balances to the parent company, AMERIGROUP, or to receive a short-term loan from AMERIGROUP. At September 30, 2012, our Georgia health plan is current on amounts due to the parent and no amounts are outstanding under the short-term borrowing arrangement between the parties.
Regulatory Capital and Dividend Restrictions
Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations (“HMOs”), one health insuring corporation (“HIC”), one accident and health insurance company (“A&H”), one health care service contractor (“HCSC”) and one PHSP. HMOs, HICs, A&Hs, HCSCs and PHSPs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and regulate the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. Additionally, certain state regulatory agencies may require individual regulated entities to maintain statutory capital levels higher than the state regulations. As of September 30, 2012, we believe our subsidiaries were in compliance with all minimum statutory capital requirements. The parent company may be required to fund minimum net worth shortfalls, choose to increase capital at its subsidiary health plans, or fund minimum statutory capital requirements to meet the increased requirements from growth during the remainder of 2012 using unregulated cash, cash equivalents, investments or a combination thereof. Our recent growth in Texas, the commencement of operations in Louisiana and Washington and our acquisition of the operating assets and contract rights of Health Plus in New York each have or will require funding by the parent company to meet desired or required statutory capital levels.
The National Association of Insurance Commissioners (“NAIC”) has defined risk-based capital (“RBC”) standards for HMOs, insurers and other entities bearing risk for health care coverage that are designed to measure capitalization levels by comparing each company’s adjusted surplus to its required surplus (“the RBC ratio”). The RBC ratio is designed to reflect the risk profile of HMOs and insurers by establishing the minimum amount of capital appropriate for an HMO or insurer to support its overall business operations in consideration of its size, structure and risk profile. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action based on the HMO or insurer’s financial condition, ranging from (a) requiring insurers to submit a comprehensive RBC plan to the state insurance commissioner containing proposals for corrective action, to (b) requiring the state insurance commissioner to place the insurer under regulatory control (e.g., rehabilitation or liquidation) pursuant to the state insurer receivership statute. Ten of the thirteen states in which we operated at September 30, 2012 have adopted RBC as the measure of required surplus. At September 30, 2012, our RBC ratio in each of these states exceeded the requirement thresholds at which regulatory action would be initiated. Although not all states had adopted these rules at September 30, 2012, at that date, each of our active health plans had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.
Additionally, the 7.5% Senior Notes contain certain covenants, which restrict our ability to incur debt or make restricted payments if certain ratios are not met. These covenants, when the ratios are not met, restrict our ability, among other things, to pay dividends or make other distributions or payments.
Contractual Obligations
The following table summarizes our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments at September 30, 2012 (in thousands):

Contractual Obligations	Total	Remainder of 2012	2013	2014	2015	2016	2017	Thereafter
Long-term obligations, including interest	$742,188	$17,813	$35,625	$35,625	$35,625	$35,625	$35,625	$546,250
Operating lease obligations	204,559	5,813	23,620	25,014	23,739	21,974	20,869	83,530
Total contractual obligations	$946,747	$23,626	$59,245	$60,639	$59,364	$57,599	$56,494	$629,780
Long-term Obligations. Long-term obligations at September 30, 2012 include amounts due under our 7.5% Senior Notes. As of September 30, 2012, we had outstanding $475.0 million in aggregate principal amount of 7.5% Senior Notes due

November 15, 2019.
Operating Lease Obligations. Our operating lease obligations at September 30, 2012 are for payments under non-cancelable office space and office equipment leases.
Off-Balance Sheet Arrangements
We have no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships. Effective July 1, 2012, we renewed a collateralized irrevocable standby letter of credit, initially issued on July 1, 2009 in an aggregate principal amount of approximately $17.4 million, to meet certain obligations under our Medicaid contract in the state of Georgia through our Georgia health plan. The letter of credit is collateralized through cash and investments held by our Georgia health plan. On August 20, 2012, the letter of credit was amended to adjust the aggregate principal amount to approximately $4.3 million.
Additionally, certain provisions of our warrant instruments that remained outstanding at September 30, 2012 were off-balance sheet arrangements, the details of which are described in Note 9 to the Condensed Consolidated Financial Statements included in Part I., Item 1. of this Form 10-Q. In accordance with the terms of the warrant agreement, all the outstanding warrants were exercised each day by the holders over the period from August 13, 2012 through October 22, 2012 and were appropriately reflected in the Condensed Consolidated Balance Sheets in the periods exercised.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Condensed Consolidated Balance Sheets include a number of assets whose fair values are subject to market risk. Due to our significant investment in fixed-income investments, interest rate risk represents a market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. The financial markets have experienced periods of volatility and disruption, which have impacted liquidity and valuations of many financial instruments. While we do not believe we have experienced material adverse changes in the value of our cash equivalents and investments, disruptions could impact the value of these assets and other financial assets we may hold in the future. There can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on our financial position, results of operations, or cash flows. As of September 30, 2012, substantially all of our investments were in high-quality securities that have historically exhibited good liquidity.
The fair value of our fixed-income investment portfolio is exposed to interest rate risk — the risk of loss in fair value resulting from changes in prevailing market rates of interest for similar financial instruments. However, we have the ability to hold fixed-income investments to maturity. We rely on the experience and judgment of senior management to monitor and mitigate the effects of market risk. The allocation among various types of securities is adjusted from time-to-time based on market conditions, credit conditions, tax policy, fluctuations in interest rates and other factors. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. As of September 30, 2012, an increase of 1.0% in interest rates on securities with maturities greater than one year would reduce the fair value of our fixed-income investment portfolio by approximately $30.5 million. Conversely, a reduction of 1.0% in interest rates on securities with maturities greater than one year would increase the fair value of our fixed-income investment portfolio by approximately $31.1 million. The above changes in fair value are impacted by securities in our portfolio that have a call provision feature. We believe this fair value presentation is indicative of our market risk because it evaluates each investment based on its individual characteristics. Consequently, the fair value presentation does not assume that each investment reacts identically based on a 1.0% change in interest rates.
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
(b) Changes in Internal Controls over Financial Reporting. During the third quarter of 2012, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11 to the Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 1A. Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. There has been no material change in our risk factors as disclosed in Part I. — Item 1A. — "Risk Factors," of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission ("SEC") on February 24, 2012 as updated by Part II. — Other Information — Item 1A. — "Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as amended, filed with the SEC on August 3, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding the Company’s stock repurchases during the three months ended September 30, 2012:

Period	Total Number of Shares (or Units) Purchased (#)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1) (#)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2) ($)
July 1 – July 31, 2012	—	—	—	298,589,065
August 1 – August 31, 2012	—	—	—	298,589,065
September 1 – September 30, 2012	—	—	—	298,589,065
Total	—	—	—	298,589,065
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

AMERIGROUP Corporation

Date: November 8, 2012	By:	/s/ JAMES G. CARLSON
James G. Carlson
Chairman, Chief Executive
Officer and President

AMERIGROUP Corporation

Date: November 8, 2012	By:	/s/ JAMES W. TRUESS
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

2.2
Amendment No. 1 to Agreement and Plan of Merger dated as of October 2, 2012 by and among WellPoint, Inc., WellPoint Merger Sub, Inc. and AMERIGROUP Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (No. 001-31574) filed on October 2, 2012).

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

4.3
First Supplemental Indenture related to the 7.5% Senior Notes due 2019 dated November 16, 2011, between AMERIGROUP Corporation and The Bank of New York Mellon, Trust Company, N.A., as trustee (including the form of 7.5% Senior Note due 2019) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (No. 001-31574) filed on November 17, 2011).

10.1
Amendment No. 3 effective September 1, 2012, to the Health & Human Services Commission Uniform Managed Care Contract for the STAR, STAR+PLUS and CHIP programs, Contract No. 529-12-0002-00019, expiring August 31, 2015, filed herewith.

10.2	Amendment No. 12 effective July 1, 2012, to the Contractor Risk Agreement between the state of Tennessee and AMERIGROUP Tennessee, Inc., filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 8, 2012.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 8, 2012.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 8, 2012.

Exhibit Number	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document